Form 10-Q
period 2015-06-30
ProShares Trust II
filed 2015-08-10
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES MANAGED FUTURES STRATEGY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$9,055,633	$6,135,185
Segregated cash balances with brokers for futures contracts	290,351	195,142
Receivable on open futures contracts	—	17,445
Offering costs (Note 5)	16,762	49,384
Limitation by Sponsor	11,498	9,474

Total assets	9,374,244	6,406,630

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	84,166	—
Brokerage commissions and fees payable	164	—
Payable for offering costs	65,785	65,785

Total liabilities	150,115	65,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,224,129	6,340,845

Total liabilities and shareholders’ equity	$9,374,244	$6,406,630

Shares outstanding	450,010	300,010

Net asset value per share	$20.50	$21.14

Market value per share (Note 2)	$20.90	$21.28

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)

RBOB Gasoline Futures - NYMEX, expires August 2015	2	$172,150	$3,398
British Pound Fx Currency Futures - CME, expires September 2015	6	589,688	15,794
Cocoa Futures - ICE, expires September 2015	15	490,350	21,520
Copper Futures - COMEX, expires September 2015	4	261,500	(10,888)
Copper Mini Futures - COMEX, expires September 2015	2	65,350	(1,100)
Swiss Franc Fx Currency Futures - CME, expires September 2015	2	268,050	(238)
Live Cattle Futures - CME, expires October 2015	7	421,960	—
WTI Crude Oil Futures - NYMEX, expires December 2015	2	121,560	840
NY Harbor ULSD Futures - NYMEX, December 2015	2	164,447	(8,135)

			$21,191

Futures Contracts Sold††

Gold 100 OZ Futures - COMEX, expires August 2015	2	$234,360	$(30)
Gold Mini Futures - ICE, expires August 2015	2	75,347	1,436
Lean Hogs Futures - CME, expires August 2015	11	327,250	26,870
Natural Gas Futures - NYMEX, expires August 2015	8	226,560	(11,900)
Australian Dollar Fx Currency Futures - CME, expires September 2015	6	461,100	(1,810)
Canadian Dollar Fx Currency Futures - CME, expires September 2015	5	399,900	540
Coffee ‘C’ Futures - ICE, expires September 2015	4	198,600	5,344
Corn Futures - CBT, expires September 2015	14	295,400	(40,088)
Euro Fx Currency Futures - CME, expires September 2015	3	418,350	4,100
Japanese Yen Fx Currency Futures - CME, expires September 2015	6	613,725	(8,775)
Silver Futures - COMEX, expires September 2015	1	77,905	2,745
Silver Mini Futures - ICE, expires September 2015	4	62,324	2,890
US 10 YR Note Futures - CBT, expires September 2015	10	1,261,719	(5,844)
US Treasury Long Bond Futures - CBT, expires September 2015	6	905,063	13,188
Wheat Futures - CBT, expires September 2015	11	338,663	(55,875)
Sugar #11 Futures - CBT, expires October 2015	18	251,395	(1,512)
Soybean Futures - CBT, expires November 2015	7	363,037	(41,575)
Cotton No. 2 Futures - ICE, expires December 2015	10	339,550	(16,015)

			$(126,311)

††	Cash collateral in the amount of $290,351 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

	Three months ended June 30, 2015	Six months ended June 30, 2015
Investment Income
Interest	$—	$—
Expenses
Brokerage commissions and fees	2,184	3,518
Offering costs	16,401	32,622
Limitation by Sponsor	(490)	(2,024)

Total expenses	18,095	34,116

Net investment income (loss)	(18,095)	(34,116)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(200,957)	(81,705)

Net realized gain (loss)	(200,957)	(81,705)

Change in net unrealized appreciation/depreciation on
Futures contracts	(188,353)	(209,447)

Change in net unrealized appreciation/depreciation	(188,353)	(209,447)

Net realized and unrealized gain (loss)	(389,310)	(291,152)

Net income (loss)	$(407,405)	$(325,268)

Net income (loss) per weighted-average share	$(1.00)	$(0.84)

Weighted-average shares outstanding	406,603	388,408

*	Since the Fund commenced investment operations on October 1, 2014, the Statements of Operations for the three and six months ended June 30, 2014 have not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$6,340,845

Addition of 250,000 shares	5,348,655
Redemption of 100,000 shares	(2,140,103)

Net addition (redemption) of 150,000 shares	3,208,552

Net investment income (loss)	(34,116)
Net realized gain (loss)	(81,705)
Change in net unrealized appreciation/depreciation	(209,447)

Net income (loss)	(325,268)

Shareholders’ equity, at June 30, 2015	$9,224,129

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(325,268)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(95,209)
Decrease (Increase) in receivable on futures contracts	17,445
Decrease (Increase) in Limitation by Sponsor	(2,024)
Change in offering cost	32,622
Increase (Decrease) in brokerage commissions and fees payable	164
Increase (Decrease) in payable on futures contracts	84,166

Net cash provided by (used in) operating activities	(288,104)

Cash flow from financing activities
Proceeds from addition of shares	5,348,655
Payment on shares redeemed	(2,140,103)

Net cash provided by (used in) financing activities	3,208,552

Net increase (decrease) in cash	2,920,448
Cash, beginning of period	6,135,185

Cash, end of period	$9,055,633

*	Since the Fund commenced investment operations on October 1, 2014, the Statement of Cash Flows for the six months ended June 30, 2014 has not been provided.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$3,084,355	$1,694,791
Segregated cash balances with brokers for futures contracts	29,398,985	18,439,750
Short-term U.S. government and agency obligations (Note 3) (cost $136,682,422 and $82,086,464, respectively)	136,684,757	82,088,299
Receivable on open futures contracts	591,543	9,317,236

Total assets	169,759,640	111,540,076

Liabilities and shareholders’ equity
Liabilities
Management fee payable	104,465	80,751

Total liabilities	104,465	80,751

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	169,655,175	111,459,325

Total liabilities and shareholders’ equity	$169,759,640	$111,540,076

Shares outstanding	12,549,812	5,324,812

Net asset value per share	$13.52	$20.93

Market value per share (Note 2)	$13.42	$20.99

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(81% of shareholders’ equity)
U.S. Treasury Bills:
0.025% due 07/09/15	$11,774,000	$11,774,013
0.033% due 07/16/15	9,802,000	9,801,857
0.021% due 07/23/15	25,192,000	25,191,922
0.035% due 07/30/15	907,000	906,985
0.057% due 08/06/15†	7,920,000	7,919,960
0.045% due 08/13/15†	23,649,000	23,648,719
0.015% due 08/20/15	16,187,000	16,186,775
0.010% due 09/03/15†	17,438,000	17,437,845
0.005% due 09/10/15	4,764,000	4,764,094
0.013% due 10/08/15†	6,229,000	6,228,829
0.025% due 11/05/15	4,104,000	4,103,783
0.030% due 11/19/15†	8,721,000	8,719,975

Total short-term U.S. government and agency obligations (cost $136,682,422)		$136,684,757

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)

VIX Futures - CBOE, expires July 2015	5,705	$98,839,125	$8,697,623
VIX Futures - CBOE, expires August 2015	4,075	70,803,125	5,212,834

			$13,910,457

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $29,398,985 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$11,228	$10,546	$21,135	$34,214

Expenses
Management fee	316,922	236,584	560,322	614,049
Brokerage commissions and fees	25,893	—	66,872	—

Total expenses	342,815	236,584	627,194	614,049

Net investment income (loss)	(331,587)	(226,038)	(606,059)	(579,835)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(51,589,586)	(41,227,047)	(60,567,916)	(25,447,340)
Short-term U.S. government and agency obligations	1,009	4,626	3,163	11,232

Net realized gain (loss)	(51,588,577)	(41,222,421)	(60,564,753)	(25,436,108)

Change in net unrealized appreciation/depreciation on
Futures contracts	19,016,568	(1,586,521)	7,645,837	10,039,200
Short-term U.S. government and agency obligations	1,644	(2,529)	500	(7,113)

Change in net unrealized appreciation/depreciation	19,018,212	(1,589,050)	7,646,337	10,032,087

Net realized and unrealized gain (loss)	(32,570,365)	(42,811,471)	(52,918,416)	(15,404,021)

Net income (loss)	$(32,901,952)	$(43,037,509)	$(53,524,475)	$(15,983,856)

Net income (loss) per weighted-average share	$(2.96)	$(9.29)	$(6.28)	$(2.97)

Weighted-average shares outstanding	11,128,109	4,630,307	8,517,768	5,378,679

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$111,459,325

Addition of 8,675,000 shares	141,470,934
Redemption of 1,450,000 shares	(29,750,609)

Net addition (redemption) of 7,225,000 shares	111,720,325

Net investment income (loss)	(606,059)
Net realized gain (loss)	(60,564,753)
Change in net unrealized appreciation/depreciation	7,646,337

Net income (loss)	(53,524,475)

Shareholders’ equity, at June 30, 2015	$169,655,175

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(53,524,475)	$(15,983,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(10,959,235)	43,238,750
Purchases of short term U.S. government and agency obligations	(295,455,703)	(327,649,841)
Proceeds from sales or maturities of short term U.S government and agency obligations	240,883,445	457,739,628
Net amortization and accretion on short-term U.S government and agency obligations	(20,537)	(33,411)
Net realized gain (loss) on investments	(3,163)	(11,232)
Change in unrealized appreciation/depreciation on investments	(500)	7,113
Decrease (Increase) in receivable on futures contracts	8,725,693	3,179,017
Increase (Decrease) in management fee payable	23,714	(134,792)
Increase (Decrease) in payable on futures contracts	—	1,041,667

Net cash provided by (used in) operating activities	(110,330,761)	161,393,043

Cash flow from financing activities
Proceeds from addition of shares	141,470,934	99,763,141
Payment on shares redeemed	(29,750,609)	(264,375,274)

Net cash provided by (used in) financing activities	111,720,325	(164,612,133)

Net increase (decrease) in cash	1,389,564	(3,219,090)
Cash, beginning of period	1,694,791	4,333,752

Cash, end of period	$3,084,355	$1,114,662

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$460,067	$1,634,082
Segregated cash balances with brokers for futures contracts	1,212,145	1,906,950
Short-term U.S. government and agency obligations (Note 3) (cost $26,189,361 and $24,104,754, respectively)	26,189,554	24,105,906
Receivable on open futures contracts	307,718	1,783,328

Total assets	28,169,484	29,430,266

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,373,065	7,947,955
Management fee payable	18,552	22,736

Total liabilities	1,391,617	7,970,691

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,777,867	21,459,575

Total liabilities and shareholders’ equity	$28,169,484	$29,430,266

Shares outstanding	487,404	337,404

Net asset value per share	$54.94	$63.60

Market value per share (Note 2)	$54.31	$63.89

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.030% due 07/02/15	$1,020,000	$1,020,000
0.025% due 07/16/15	10,173,000	10,172,851
0.045% due 08/06/15†	1,103,000	1,102,995
0.013% due 08/20/15†	6,651,000	6,650,907
0.018% due 10/08/15†	7,243,000	7,242,801

Total short-term U.S. government and agency obligations (cost $26,189,361)		$26,189,554

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)

VIX Futures - CBOE, expires October 2015	286	$5,126,550	$(186,400)
VIX Futures - CBOE, expires November 2015	491	8,899,375	(202,165)
VIX Futures - CBOE, expires December 2015	491	8,923,925	28,940
VIX Futures - CBOE, expires January 2016	205	3,828,375	59,280

			$(300,345)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $1,212,145 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$2,162	$4,925	$4,876	$10,253

Expenses
Management fee	56,030	102,112	114,266	217,448
Brokerage commissions and fees	3,926	—	11,963	—

Total expenses	59,956	102,112	126,229	217,448

Net investment income (loss)	(57,794)	(97,187)	(121,353)	(207,195)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,050,039)	(6,666,419)	(2,923,368)	(12,064,321)
Short-term U.S. government and agency obligations	70	1,234	1,308	1,717

Net realized gain (loss)	(3,049,969)	(6,665,185)	(2,922,060)	(12,062,604)

Change in net unrealized appreciation/depreciation on
Futures contracts	200,045	(1,487,840)	(561,010)	1,401,639
Short-term U.S. government and agency obligations	(392)	(1,229)	(959)	(761)

Change in net unrealized appreciation/depreciation	199,653	(1,489,069)	(561,969)	1,400,878

Net realized and unrealized gain (loss)	(2,850,316)	(8,154,254)	(3,484,029)	(10,661,726)

Net income (loss)	$(2,908,110)	$(8,251,441)	$(3,605,382)	$(10,868,921)

Net income (loss) per weighted-average share (Note 1)	$(6.19)	$(11.88)	$(7.94)	$(15.39)

Weighted-average shares outstanding (Note 1)	470,096	694,507	453,979	706,251

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$21,459,575

Addition of 300,000 shares	17,870,189
Redemption of 150,000 shares	(8,946,515)

Net addition (redemption) of 150,000 shares	8,923,674

Net investment income (loss)	(121,353)
Net realized gain (loss)	(2,922,060)
Change in net unrealized appreciation/depreciation	(561,969)

Net income (loss)	(3,605,382)

Shareholders’ equity, at June 30, 2015	$26,777,867

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(3,605,382)	$(10,868,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	694,805	2,595,390
Purchases of short term U.S. government and agency obligations	(46,710,598)	(78,211,081)
Proceeds from sales or maturities of short term U.S government and agency obligations	44,632,175	89,881,259
Net amortization and accretion on short-term U.S government and agency obligations	(4,876)	(10,252)
Net realized gain (loss) on investments	(1,308)	(1,717)
Change in unrealized appreciation/depreciation on investments	959	761
Decrease (Increase) in receivable on futures contracts	1,475,610	100,734
Increase (Decrease) in management fee payable	(4,184)	(14,497)
Increase (Decrease) in payable on futures contracts	—	522,035

Net cash provided by (used in) operating activities	(3,522,799)	3,993,711

Cash flow from financing activities
Proceeds from addition of shares	17,870,189	33,853,464
Payment on shares redeemed	(15,521,405)	(38,904,855)

Net cash provided by (used in) financing activities	2,348,784	(5,051,391)

Net increase (decrease) in cash	(1,174,015)	(1,057,680)
Cash, beginning of period	1,634,082	1,906,397

Cash, end of period	$460,067	$848,717

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,149,095	$9,122,219
Segregated cash balances with brokers for futures contracts	31,321,850	85,244,950
Short-term U.S. government and agency obligations (Note 3) (cost $126,568,523 and $446,972,637, respectively)	126,569,817	446,975,220
Receivable from capital shares sold	39,432,333	—

Total assets	199,473,095	541,342,389

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,358,781
Payable on open futures contracts	10,079,091	31,020,019
Management fee payable	143,880	407,465

Total liabilities	10,222,971	34,786,265

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	189,250,124	506,556,124

Total liabilities and shareholders’ equity	$199,473,095	$541,342,389

Shares outstanding	2,400,040	8,250,040

Net asset value per share	$78.85	$61.40

Market value per share (Note 2)	$79.06	$61.16

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(67% of shareholders’ equity)
U.S. Treasury Bills:
0.020% due 07/09/15	$1,876,000	$1,876,002
0.017% due 07/16/15	1,610,000	1,609,977
0.026% due 07/23/15	4,373,000	4,372,986
0.030% due 07/30/15	20,999,000	20,998,662
0.044% due 08/06/15	12,191,000	12,190,939
0.011% due 08/13/15†	22,452,000	22,451,733
0.005% due 09/03/15	1,276,000	1,275,988
0.012% due 09/10/15†	17,058,000	17,058,336
0.020% due 10/08/15	13,821,000	13,820,620
0.030% due 11/19/15	2,619,000	2,618,692
0.022% due 11/27/15	15,725,000	15,723,047
0.040% due 12/03/15	12,575,000	12,572,835

Total short-term U.S. government and agency obligations (cost $126,568,523)		$126,569,817

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)

VIX Futures - CBOE, expires July 2015	6,365	$110,273,625	$(10,991,306)
VIX Futures - CBOE, expires August 2015	4,546	78,986,750	(5,588,355)

			$(16,579,661)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $31,321,850 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$14,724	$20,024	$44,653	$44,229

Expenses
Management fee	544,083	486,704	1,583,663	990,622
Brokerage commissions and fees	310,729	273,431	793,570	564,757

Total expenses	854,812	760,135	2,377,233	1,555,379

Net investment income (loss)	(840,088)	(740,111)	(2,332,580)	(1,511,150)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	86,037,110	73,536,615	109,848,395	76,268,051
Short-term U.S. government and agency obligations	7,368	7,145	30,637	9,959

Net realized gain (loss)	86,044,478	73,543,760	109,879,032	76,278,010

Change in net unrealized appreciation/depreciation on
Futures contracts	(23,571,645)	837,428	(227,512)	803,672
Short-term U.S. government and agency obligations	(1,807)	(5,530)	(1,289)	(4,021)

Change in net unrealized appreciation/depreciation	(23,573,452)	831,898	(228,801)	799,651

Net realized and unrealized gain (loss)	62,471,026	74,375,658	109,650,231	77,077,661

Net income (loss)	$61,630,938	$73,635,547	$107,317,651	$75,566,511

Net income (loss) per weighted-average share	$22.08	$25.23	$20.89	$23.59

Weighted-average shares outstanding	2,791,249	2,918,721	5,137,885	3,203,355

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$506,556,124

Addition of 4,550,000 shares	319,616,601
Redemption of 10,400,000 shares	(744,240,252)

Net addition (redemption) of (5,850,000) shares	(424,623,651)

Net investment income (loss)	(2,332,580)
Net realized gain (loss)	109,879,032
Change in net unrealized appreciation/depreciation	(228,801)

Net income (loss)	107,317,651

Shareholders’ equity, at June 30, 2015	$189,250,124

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$107,317,651	$75,566,511
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	53,923,100	(4,636,150)
Purchases of short term U.S. government and agency obligations	(732,814,078)	(504,365,642)
Proceeds from sales or maturities of short term U.S government and agency obligations	1,053,293,482	459,680,410
Net amortization and accretion on short-term U.S government and agency obligations	(44,653)	(44,208)
Net realized gain (loss) on investments	(30,637)	(9,959)
Change in unrealized appreciation/depreciation on investments	1,289	4,021
Decrease (Increase) in receivable on futures contracts	—	603,833
Increase (Decrease) in management fee payable	(263,585)	51,213
Increase (Decrease) in payable on futures contracts	(20,940,928)	14,181

Net cash provided by (used in) operating activities	460,441,641	26,864,210

Cash flow from financing activities
Proceeds from addition of shares	280,184,268	238,228,573
Payment on shares redeemed	(747,599,033)	(265,709,787)

Net cash provided by (used in) financing activities	(467,414,765)	(27,481,214)

Net increase (decrease) in cash	(6,973,124)	(617,004)
Cash, beginning of period	9,122,219	2,153,370

Cash, end of period	$2,149,095	$1,536,366

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$7,162,315	$3,737,292
Segregated cash balances with brokers for futures contracts	75,094,015	116,907,700
Short-term U.S. government and agency obligations (Note 3) (cost $426,837,527 and $182,641,263, respectively)	426,846,403	182,639,188
Receivable from capital shares sold	—	12,549,248
Receivable on open futures contracts	128,547,455	42,531,441

Total assets	637,650,188	358,364,869

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	205,392,340	6,272,056
Management fee payable	335,660	302,860

Total liabilities	205,728,000	6,574,916

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	431,922,188	351,789,953

Total liabilities and shareholders’ equity	$637,650,188	$358,364,869

Shares outstanding (Note 1)	9,702,448	2,804,020

Net asset value per share (Note 1)	$44.52	$125.46

Market value per share (Note 1) (Note 2)	$43.96	$125.75

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.015% due 07/02/15	$8,100,000	$8,099,997
0.026% due 07/09/15	29,718,000	29,718,033
0.016% due 07/16/15	4,072,000	4,071,941
0.007% due 07/23/15	4,496,000	4,495,986
0.028% due 07/30/15	54,790,000	54,789,118
0.041% due 08/06/15	72,685,000	72,684,637
0.004% due 08/13/15†	34,917,000	34,916,584
0.012% due 08/20/15†	13,963,000	13,962,806
0.004% due 09/03/15†	49,914,000	49,913,556
0.010% due 09/10/15†	6,212,000	6,212,122
0.019% due 10/08/15†	25,044,000	25,043,311
0.027% due 11/05/15†	121,403,000	121,396,578
0.027% due 12/03/15	1,542,000	1,541,734

Total short-term U.S. government and agency obligations (cost $426,837,527)		$426,846,403

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)

VIX Futures - CBOE, expires July 2015	29,050	$503,291,250	$54,962,209
VIX Futures - CBOE, expires August 2015	20,747	360,479,125	33,540,301

			$88,502,510

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $75,094,015 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$32,035	$20,656	$64,494	$41,932

Expenses
Management fee	1,219,938	789,047	2,398,700	1,375,179
Brokerage commissions and fees	815,208	650,481	1,718,518	1,169,928

Total expenses	2,035,146	1,439,528	4,117,218	2,545,107

Net investment income (loss)	(2,003,111)	(1,418,872)	(4,052,724)	(2,503,175)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(401,789,858)	(247,176,983)	(536,883,084)	(250,723,287)
Short-term U.S. government and agency obligations	12,427	14,978	16,499	14,064

Net realized gain (loss)	(401,777,431)	(247,162,005)	(536,866,585)	(250,709,223)

Change in net unrealized appreciation/depreciation on
Futures contracts	137,428,203	(10,831,519)	48,917,257	(16,523,435)
Short-term U.S. government and agency obligations	10,939	(6,498)	10,951	(3,956)

Change in net unrealized appreciation/depreciation	137,439,142	(10,838,017)	48,928,208	(16,527,391)

Net realized and unrealized gain (loss)	(264,338,289)	(258,000,022)	(487,938,377)	(267,236,614)

Net income (loss)	$(266,341,400)	$(259,418,894)	$(491,991,101)	$(269,739,789)

Net income (loss) per weighted-average share (Note 1)	$(24.06)	$(163.10)	$(60.91)	$(230.73)

Weighted-average shares outstanding (Note 1)	11,067,822	1,590,503	8,077,147	1,169,053

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$351,789,953

Addition of 23,480,000 shares (Note 1)	1,551,088,803
Redemption of 16,581,572 shares (Note 1)	(978,965,467)

Net addition (redemption) of 6,898,428 shares (Note 1)	572,123,336

Net investment income (loss)	(4,052,724)
Net realized gain (loss)	(536,866,585)
Change in net unrealized appreciation/depreciation	48,928,208

Net income (loss)	(491,991,101)

Shareholders’ equity, at June 30, 2015	$431,922,188

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(491,991,101)	$(269,739,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	41,813,685	(17,553,050)
Purchases of short term U.S. government and agency obligations	(1,853,422,707)	(1,073,238,874)
Proceeds from sales or maturities of short term U.S government and agency obligations	1,609,307,436	1,004,907,973
Net amortization and accretion on short-term U.S government and agency obligations	(64,494)	(41,931)
Net realized gain (loss) on investments	(16,499)	(14,064)
Change in unrealized appreciation/depreciation on investments	(10,951)	3,956
Decrease (Increase) in receivable on futures contracts	(86,016,014)	—
Increase (Decrease) in management fee payable	32,800	72,107
Increase (Decrease) in payable on futures contracts	—	2,345,879

Net cash provided by (used in) operating activities	(780,367,845)	(353,257,793)

Cash flow from financing activities
Proceeds from addition of shares	1,563,638,051	757,101,547
Payment on shares redeemed	(779,845,183)	(398,639,195)

Net cash provided by (used in) financing activities	783,792,868	358,462,352

Net increase (decrease) in cash	3,425,023	5,204,559
Cash, beginning of period	3,737,292	2,240,977

Cash, end of period	$7,162,315	$7,445,536

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$546,335	$467,766
Short-term U.S. government and agency obligations (Note 3) (cost $4,911,647 and $4,233,396, respectively)	4,911,681	4,233,548
Unrealized appreciation on swap agreements	—	567,259

Total assets	5,458,016	5,268,573

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,244	3,867
Unrealized depreciation on swap agreements	237,572	—

Total liabilities	241,816	3,867

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,216,200	5,264,706

Total liabilities and shareholders’ equity	$5,458,016	$5,268,573

Shares outstanding	59,997	59,997

Net asset value per share	$86.94	$87.75

Market value per share (Note 2)	$88.96	$87.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/09/15†	$828,000	$828,001
0.022% due 07/23/15†	2,268,000	2,267,993
0.040% due 12/03/15	1,816,000	1,815,687

Total short-term U.S. government and agency obligations (cost $4,911,647)		$4,911,681

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	07/06/15	$(4,657,215)	$(98,160)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	07/06/15	(4,065,285)	(104,060)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	07/06/15	(1,705,006)	(35,352)

				$(237,572)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of June 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$468	$344	$996	$652

Expenses
Management fee	12,741	7,611	25,587	15,910

Total expenses	12,741	7,611	25,587	15,910

Net investment income (loss)	(12,273)	(7,267)	(24,591)	(15,258)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(75,531)	130,061	781,018	(505,634)
Short-term U.S. government and agency obligations	16	—	16	—

Net realized gain (loss)	(75,515)	130,061	781,034	(505,634)

Change in net unrealized appreciation/depreciation on
Swap agreements	(514,197)	(151,988)	(804,831)	(22,054)
Short-term U.S. government and agency obligations	(178)	(120)	(118)	(65)

Change in net unrealized appreciation/depreciation	(514,375)	(152,108)	(804,949)	(22,119)

Net realized and unrealized gain (loss)	(589,890)	(22,047)	(23,915)	(527,753)

Net income (loss)	$(602,163)	$(29,314)	$(48,506)	$(543,011)

Net income (loss) per weighted-average share	$(10.04)	$(0.49)	$(0.81)	$(9.05)

Weighted-average shares outstanding	59,997	59,997	59,997	59,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$5,264,706

Net investment income (loss)	(24,591)
Net realized gain (loss)	781,034
Change in net unrealized appreciation/depreciation	(804,949)

Net income (loss)	(48,506)

Shareholders’ equity, at June 30, 2015	$5,216,200

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(48,506)	$(543,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short term U.S. government and agency obligations	(5,839,238)	(4,837,078)
Proceeds from sales or maturities of short term U.S government and agency obligations	5,161,999	5,315,928
Net amortization and accretion on short-term U.S government and agency obligations	(996)	(652)
Net realized gain (loss) on investments	(16)	—
Change in unrealized appreciation/depreciation on investments	804,949	22,119
Increase (Decrease) in management fee payable	377	(504)

Net cash provided by (used in) operating activities	78,569	(43,198)

Cash flow from financing activities
Net increase (decrease) in cash	78,569	(43,198)
Cash, beginning of period	467,766	374,245

Cash, end of period	$546,335	$331,047

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$1,413,592	$994,268
Segregated cash balances with brokers for futures contracts	7,966,466	12,292,665
Short-term U.S. government and agency obligations (Note 3) (cost $192,082,217 and $131,592,367, respectively)	192,083,366	131,594,608
Unrealized appreciation on swap agreements	—	27,018,077
Receivable on open futures contracts	—	1,293,531

Total assets	201,463,424	173,193,149

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	11,823,599	3,854,654
Payable on open futures contracts	2,905,734	—
Brokerage commissions and fees payable	7,235	—
Management fee payable	188,255	128,385
Unrealized depreciation on swap agreements	6,446,318	—

Total liabilities	21,371,141	3,983,039

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	180,092,283	169,210,110

Total liabilities and shareholders’ equity	$201,463,424	$173,193,149

Shares outstanding	3,169,944	2,169,944

Net asset value per share	$56.81	$77.98

Market value per share (Note 2)	$57.12	$76.52

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.025% due 07/02/15	$5,165,000	$5,164,998
0.019% due 07/09/15	8,031,000	8,031,009
0.017% due 07/16/15	21,736,000	21,735,683
0.007% due 07/23/15	11,313,000	11,312,965
0.035% due 07/30/15	6,214,000	6,213,900
0.050% due 08/06/15	14,741,000	14,740,926
0.011% due 08/13/15†	32,832,000	32,831,609
0.014% due 08/20/15†	14,759,000	14,758,795
0.005% due 09/03/15†	325,000	324,997
0.014% due 09/10/15†	29,864,000	29,864,588
0.015% due 10/01/15†	24,834,000	24,832,731
0.019% due 10/08/15	6,914,000	6,913,810
0.027% due 12/03/15	15,360,000	15,357,355

Total short-term U.S. government and agency obligations (cost $192,082,217)		$192,083,366

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires September 2015	2,785	$166,626,550	$4,228,226

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	07/06/15	$(57,550,283)	$(1,757,905)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/15	(56,799,973)	(2,081,349)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/15	(24,458,958)	(664,936)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/15	(54,734,615)	(1,942,128)

				$(6,446,318)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $ 7,966,466 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of June 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$15,983	$39,315	$36,495	$76,288

Expenses
Management fee	667,767	841,703	1,271,602	1,465,256
Brokerage commissions and fees	80,858	26,969	125,143	39,662

Total expenses	748,625	868,672	1,396,745	1,504,918

Net investment income (loss)	(732,642)	(829,357)	(1,360,250)	(1,428,630)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(39,231,996)	(20,355,928)	(21,125,276)	(23,267,179)
Swap agreements	(44,473,232)	(11,211,080)	(17,930,080)	(20,577,830)
Short-term U.S. government and agency obligations	7,606	5,028	15,490	10,317

Net realized gain (loss)	(83,697,622)	(31,561,980)	(39,039,866)	(43,834,692)

Change in net unrealized appreciation/depreciation on
Futures contracts	(13,178,035)	1,095,673	(11,578,377)	(3,935,868)
Swap agreements	(33,303,791)	(15,412,221)	(33,464,395)	(13,772,252)
Short-term U.S. government and agency obligations	5,175	(6,758)	(1,092)	(8,636)

Change in net unrealized appreciation/depreciation	(46,476,651)	(14,323,306)	(45,043,864)	(17,716,756)

Net realized and unrealized gain (loss)	(130,174,273)	(45,885,286)	(84,083,730)	(61,551,448)

Net income (loss)	$(130,906,915)	$(46,714,643)	$(85,443,980)	$(62,980,078)

Net income (loss) per weighted-average share	$(27.95)	$(3.51)	$(21.92)	$(5.72)

Weighted-average shares outstanding	4,684,230	13,303,460	3,898,397	11,008,342

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$169,210,110

Addition of 9,150,000 shares	647,090,294
Redemption of 8,150,000 shares	(550,764,141)

Net addition (redemption) of 1,000,000 shares	96,326,153

Net investment income (loss)	(1,360,250)
Net realized gain (loss)	(39,039,866)
Change in net unrealized appreciation/depreciation	(45,043,864)

Net income (loss)	(85,443,980)

Shareholders’ equity, at June 30, 2015	$180,092,283

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(85,443,980)	$(62,980,078)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,326,199	(1,520,805)
Purchases of short term U.S. government and agency obligations	(834,055,056)	(621,595,229)
Proceeds from sales or maturities of short term U.S government and agency obligations	773,617,191	504,823,217
Net amortization and accretion on short-term U.S government and agency obligations	(36,495)	(76,287)
Net realized gain (loss) on investments	(15,490)	(10,317)
Change in unrealized appreciation/depreciation on investments	33,465,487	13,780,888
Decrease (Increase) in receivable on futures contracts	1,293,531	725,711
Increase (Decrease) in management fee payable	59,870	82,341
Increase (Decrease) in brokerage commissions and fees payable	7,235	—
Increase (Decrease) in payable on futures contracts	2,905,734	—

Net cash provided by (used in) operating activities	(103,875,774)	(166,770,559)

Cash flow from financing activities
Proceeds from addition of shares	647,090,294	414,862,542
Payment on shares redeemed	(542,795,196)	(245,343,028)

Net cash provided by (used in) financing activities	104,295,098	169,519,514

Net increase (decrease) in cash	419,324	2,748,955
Cash, beginning of period	994,268	1,872,915

Cash, end of period	$1,413,592	$4,621,870

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$350,982	$696,743
Segregated cash balances with brokers for futures contracts	1,294,109	4,405,830
Short-term U.S. government and agency obligations (Note 3) (cost $11,620,682 and $8,672,527, respectively)	11,620,751	8,672,710
Receivable on open futures contracts	—	923,531

Total assets	13,265,842	14,698,814

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	167,820	—
Brokerage commissions and fees payable	1,302	—
Management fee payable	10,869	10,250

Total liabilities	179,991	10,250

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	13,085,851	14,688,564

Total liabilities and shareholders’ equity	$13,265,842	$14,698,814

Shares outstanding	174,952	174,952

Net asset value per share	$74.80	$83.96

Market value per share (Note 2)	$75.20	$82.03

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 07/02/15	$2,730,000	$2,729,999
0.012% due 08/13/15	1,650,000	1,649,980
0.014% due 08/20/15†	4,567,000	4,566,937
0.010% due 09/10/15	1,086,000	1,086,022
0.030% due 11/19/15†	1,588,000	1,587,813

Total short-term U.S. government and agency obligations (cost $11,620,682)		$11,620,751

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires September 2015	921	$26,174,820$	$27,059

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $1,294,109 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$595	$6,257	$1,580	$12,940

Expenses
Management fee	29,314	147,249	57,687	279,055
Brokerage commissions and fees	19,343	31,290	33,542	61,752

Total expenses	48,657	178,539	91,229	340,807

Net investment income (loss)	(48,062)	(172,282)	(89,649)	(327,867)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(77,627)	(1,970,509)	5,101,641	(11,185,543)
Short-term U.S. government and agency obligations	141	2,385	589	4,437

Net realized gain (loss)	(77,486)	(1,968,124)	5,102,230	(11,181,106)

Change in net unrealized appreciation/depreciation on
Futures contracts	(832,681)	(2,011,476)	(3,914,406)	1,425,544
Short-term U.S. government and agency obligations	61	(2,780)	(114)	(537)

Change in net unrealized appreciation/depreciation	(832,620)	(2,014,256)	(3,914,520)	1,425,007

Net realized and unrealized gain (loss)	(910,106)	(3,982,380)	1,187,710	(9,756,099)

Net income (loss)	$(958,168)	$(4,154,662)	$1,098,061	$(10,083,966)

Net income (loss) per weighted-average share	$(6.24)	$(2.64)	$7.20	$(7.08)

Weighted-average shares outstanding	153,522	1,575,501	152,575	1,423,847

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$14,688,564

Addition of 300,000 shares	22,390,130
Redemption of 300,000 shares	(25,090,904)

Net addition (redemption) of 0 shares	(2,700,774)

Net investment income (loss)	(89,649)
Net realized gain (loss)	5,102,230
Change in net unrealized appreciation/depreciation	(3,914,520)

Net income (loss)	1,098,061

Shareholders’ equity, at June 30, 2015	$13,085,851

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$1,098,061	$(10,083,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,111,721	(4,015,880)
Purchases of short term U.S. government and agency obligations	(29,481,843)	(161,823,598)
Proceeds from sales or maturities of short term U.S government and agency obligations	26,535,857	135,987,338
Net amortization and accretion on short-term U.S government and agency obligations	(1,580)	(12,939)
Net realized gain (loss) on investments	(589)	(4,437)
Change in unrealized appreciation/depreciation on investments	114	537
Decrease (Increase) in receivable on futures contracts	923,531	1,520,548
Increase (Decrease) in management fee payable	619	33,021
Increase (Decrease) in brokerage commissions and fees payable	1,302	—
Increase (Decrease) in payable on futures contracts	167,820	730,316

Net cash provided by (used in) operating activities	2,355,013	(37,669,060)

Cash flow from financing activities
Proceeds from addition of shares	22,390,130	100,908,495
Payment on shares redeemed	(25,090,904)	(59,773,293)

Net cash provided by (used in) financing activities	(2,700,774)	41,135,202

Net increase (decrease) in cash	(345,761)	3,466,142
Cash, beginning of period	696,743	564,647

Cash, end of period	$350,982	$4,030,789

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$147,666	$162,434
Segregated cash balances with brokers for futures contracts	8,250	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $73,846,771 and $84,038,905, respectively)	73,848,088	84,040,107
Unrealized appreciation on forward agreements	45,873	—
Receivable on open futures contracts	1,440	3,260

Total assets	74,051,317	84,214,601

Liabilities and shareholders’ equity
Liabilities
Management fee payable	56,798	70,061
Unrealized depreciation on forward agreements	42,845	2,282,778

Total liabilities	99,643	2,352,839

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	73,951,674	81,861,762

Total liabilities and shareholders’ equity	$74,051,317	$84,214,601

Shares outstanding	746,978	846,978

Net asset value per share	$99.00	$96.65

Market value per share (Note 2)	$98.82	$100.22

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills:
0.023% due 07/02/15	$5,189,000	$5,188,998
0.019% due 07/16/15	4,234,000	4,233,938
0.022% due 07/23/15†	5,151,000	5,150,984
0.020% due 07/30/15	3,015,000	3,014,952
0.045% due 08/06/15	2,915,000	2,914,985
0.043% due 08/13/15†	22,878,000	22,877,728
0.015% due 08/20/15†	26,658,000	26,657,630
0.010% due 09/10/15†	2,340,000	2,340,046
0.030% due 11/19/15	1,469,000	1,468,827

Total short-term U.S. government and agency obligations (cost $73,846,771)		$73,848,088

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2015	2	$234,360	$10,370

Forward Agreements^

	Rate Paid (Received) *	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.03%	07/06/15	$(60,800)	$(71,199,840)	$(26,035)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.22	07/06/15	(27,198)	(31,849,946)	(16,810)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.33	07/06/15	(12,300)	(14,403,669)	19,085
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.24	07/06/15	(25,850)	(30,271,126)	26,788

					$3,028

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,250 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of June 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$6,595	$12,750	$14,791	$27,945

Expenses
Management fee	174,020	231,431	367,896	496,983
Brokerage commissions and fees	9	8	25	24

Total expenses	174,029	231,439	367,921	497,007

Net investment income (loss)	(167,434)	(218,689)	(353,130)	(469,062)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,000)	14,130	(12,000)	(4,430)
Forward agreements	(511,529)	13,861,265	1,405,001	(8,269,862)
Short-term U.S. government and agency obligations	176	716	(424)	2,211

Net realized gain (loss)	(525,353)	13,876,111	1,392,577	(8,272,081)

Change in net unrealized appreciation/depreciation on
Futures contracts	16,410	(21,700)	14,890	(19,360)
Forward agreements	1,585,109	(19,115,270)	2,285,806	(16,216,561)
Short-term U.S. government and agency obligations	1,351	(1,186)	115	2,343

Change in net unrealized appreciation/depreciation	1,602,870	(19,138,156)	2,300,811	(16,233,578)

Net realized and unrealized gain (loss)	1,077,517	(5,262,045)	3,693,388	(24,505,659)

Net income (loss)	$910,083	$(5,480,734)	$3,340,258	$(24,974,721)

Net income (loss) per weighted-average share	$1.19	$(4.94)	$4.06	$(21.04)

Weighted-average shares outstanding	763,461	1,109,065	822,115	1,186,757

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$81,861,762

Addition of 100,000 shares	8,523,330
Redemption of 200,000 shares	(19,773,676)

Net addition (redemption) of (100,000) shares	(11,250,346)

Net investment income (loss)	(353,130)
Net realized gain (loss)	1,392,577
Change in net unrealized appreciation/depreciation	2,300,811

Net income (loss)	3,340,258

Shareholders’ equity, at June 30, 2015	$73,951,674

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$3,340,258	$(24,974,721)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	550	2,750
Purchases of short term U.S. government and agency obligations	(103,783,368)	(158,975,980)
Proceeds from sales or maturities of short term U.S government and agency obligations	113,989,869	213,795,555
Net amortization and accretion on short-term U.S government and agency obligations	(14,791)	(27,915)
Net realized gain (loss) on investments	424	(2,211)
Change in unrealized appreciation/depreciation on investments	(2,285,921)	16,214,218
Decrease (Increase) in receivable on futures contracts	1,820	300
Increase (Decrease) in management fee payable	(13,263)	(49,576)
Increase (Decrease) in payable on futures contracts	—	1,000

Net cash provided by (used in) operating activities	11,235,578	45,983,420

Cash flow from financing activities
Proceeds from addition of shares	8,523,330	36,818,943
Payment on shares redeemed	(19,773,676)	(82,812,701)

Net cash provided by (used in) financing activities	(11,250,346)	(45,993,758)

Net increase (decrease) in cash	(14,768)	(10,338)
Cash, beginning of period	162,434	197,647

Cash, end of period	$147,666	$187,309

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$933,708	$207,506
Segregated cash balances with brokers for futures contracts	15,400	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $57,659,474 and $52,225,712, respectively)	57,659,474	52,226,692
Unrealized appreciation on forward agreements	2,554,412	799,523
Receivable on open futures contracts	1,140	6,770

Total assets	61,164,134	53,254,791

Liabilities and shareholders’ equity
Liabilities
Management fee payable	47,898	42,354
Unrealized depreciation on forward agreements	—	204,570

Total liabilities	47,898	246,924

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	61,116,236	53,007,867

Total liabilities and shareholders’ equity	$61,164,134	$53,254,791

Shares outstanding	558,489	458,489

Net asset value per share	$109.43	$115.61

Market value per share (Note 2)	$108.54	$119.39

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.030% due 07/02/15	$4,494,000	$4,493,996
0.017% due 07/09/15	5,208,000	5,207,980
0.023% due 07/16/15†	3,173,000	3,172,970
0.037% due 07/23/15†	2,023,000	2,022,954
0.010% due 07/30/15	2,120,000	2,119,983
0.002% due 08/13/15†	12,883,000	12,882,962
0.013% due 08/20/15†	9,649,000	9,648,820
0.005% due 09/03/15†	15,322,000	15,321,864
0.010% due 09/10/15†	2,788,000	2,787,945

Total short-term U.S. government and agency obligations (cost $57,659,474)		$57,659,474

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2015	2	$156,650	$2,890

Forward Agreements^

	Rate Paid (Received) *	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.31)%	07/06/15	$(3,986,000)	$(62,586,578)	$1,223,509
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.02	07/06/15	(1,406,500)	(22,083,457)	546,280
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.13	07/06/15	(888,000)	(13,942,488)	270,536
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.03	07/06/15	(1,494,000)	(23,457,443)	514,087

					$2,554,412

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $15,400 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of June 30, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$4,035	$7,838	$10,178	$20,795

Expenses
Management fee	134,697	140,948	259,052	345,108
Brokerage commissions and fees	17	16	25	24

Total expenses	134,714	140,964	259,077	345,132

Net investment income (loss)	(130,679)	(133,126)	(248,899)	(324,337)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,225	9,900	25	15,250
Forward agreements	(580,371)	12,445,216	(1,930,876)	(174,539)
Short-term U.S. government and agency obligations	792	469	634	2,010

Net realized gain (loss)	(568,354)	12,455,585	(1,930,217)	(157,279)

Change in net unrealized appreciation/depreciation on
Futures contracts	(205)	(22,240)	1,330	(31,110)
Forward agreements	6,290,595	(18,305,793)	1,959,459	(8,335,356)
Short-term U.S. government and agency obligations	(1,247)	(1,386)	(980)	(1,904)

Change in net unrealized appreciation/depreciation	6,289,143	(18,329,419)	1,959,809	(8,368,370)

Net realized and unrealized gain (loss)	5,720,789	(5,873,834)	29,592	(8,525,649)

Net income (loss)	$5,590,110	$(6,006,960)	$(219,307)	$(8,849,986)

Net income (loss) per weighted-average share	$9.98	$(8.54)	$(0.41)	$(9.94)

Weighted-average shares outstanding	560,136	703,544	536,665	889,981

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$53,007,867

Addition of 500,000 shares	49,611,938
Redemption of 400,000 shares	(41,284,262)

Net addition (redemption) of 100,000 shares	8,327,676

Net investment income (loss)	(248,899)
Net realized gain (loss)	(1,930,217)
Change in net unrealized appreciation/depreciation	1,959,809

Net income (loss)	(219,307)

Shareholders’ equity, at June 30, 2015	$61,116,236

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(219,307)	$(8,849,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,100)	3,850
Purchases of short term U.S. government and agency obligations	(100,907,460)	(124,924,052)
Proceeds from sales or maturities of short term U.S government and agency obligations	95,484,510	177,235,895
Net amortization and accretion on short-term U.S government and agency obligations	(10,178)	(20,795)
Net realized gain (loss) on investments	(634)	(2,010)
Change in unrealized appreciation/depreciation on investments	(1,958,479)	8,337,260
Decrease (Increase) in receivable on futures contracts	5,630	1,670
Increase (Decrease) in management fee payable	5,544	(52,864)

Net cash provided by (used in) operating activities	(7,601,474)	51,728,968

Cash flow from financing activities
Proceeds from addition of shares	49,611,938	54,418,009
Payment on shares redeemed	(41,284,262)	(106,367,453)

Net cash provided by (used in) financing activities	8,327,676	(51,949,444)

Net increase (decrease) in cash	726,202	(220,476)
Cash, beginning of period	207,506	461,167

Cash, end of period	$933,708	$240,691

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$1,804,069	$1,640,225
Segregated cash balances with brokers for futures contracts	504,570	242,880
Short-term U.S. government and agency obligations (Note 3) (cost $16,891,874 and $12,086,398, respectively)	16,892,063	12,086,577
Receivable on open futures contracts	174,441	63,250

Total assets	19,375,143	14,032,932

Liabilities and shareholders’ equity
Liabilities
Management fee payable	15,021	11,128

Total liabilities	15,021	11,128

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	19,360,122	14,021,804

Total liabilities and shareholders’ equity	$19,375,143	$14,032,932

Shares outstanding	450,005	350,005

Net asset value per share	$43.02	$40.06

Market value per share (Note 2)	$43.05	$40.03

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/09/15	$206,000	$206,000
0.035% due 07/16/15	2,388,000	2,387,965
0.023% due 07/23/15	2,475,000	2,474,992
0.013% due 08/06/15	970,000	969,995
0.045% due 08/13/15	679,000	678,992
0.010% due 09/10/15	3,117,000	3,117,062
0.030% due 11/19/15	4,984,000	4,983,414
0.040% due 12/03/15	2,074,000	2,073,643

Total short-term U.S. government and agency obligations (cost $16,891,874)		$16,892,063

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires September 2015	139	$19,383,550	$238,288

††	Cash collateral in the amount of $504,570 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$1,283	$1,359	$2,663	$2,405

Expenses
Management fee	46,327	28,155	85,186	45,561
Brokerage commissions and fees	851	459	1,719	698

Total expenses	47,178	28,614	86,905	46,259

Net investment income (loss)	(45,895)	(27,255)	(84,242)	(43,854)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(906,332)	225,122	1,150,762	158,534
Short-term U.S. government and agency obligations	—	—	—	258

Net realized gain (loss)	(906,332)	225,122	1,150,762	158,792

Change in net unrealized appreciation/depreciation on
Futures contracts	128,519	(159,059)	(147,043)	(77,928)
Short-term U.S. government and agency obligations	(173)	(134)	10	(324)

Change in net unrealized appreciation/depreciation	128,346	(159,193)	(147,033)	(78,252)

Net realized and unrealized gain (loss)	(777,986)	65,929	1,003,729	80,540

Net income (loss)	$(823,881)	$38,674	$919,487	$36,686

Net income (loss) per weighted-average share	$(1.83)	$0.12	$2.20	$0.14

Weighted-average shares outstanding	450,005	333,521	417,961	270,999

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$14,021,804

Addition of 100,000 shares	4,418,831

Net addition (redemption) of 100,000 shares	4,418,831

Net investment income (loss)	(84,242)
Net realized gain (loss)	1,150,762
Change in net unrealized appreciation/depreciation	(147,033)

Net income (loss)	919,487

Shareholders’ equity, at June 30, 2015	$19,360,122

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$919,487	$36,686
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(261,690)	(53,900)
Purchases of short term U.S. government and agency obligations	(24,431,813)	(14,684,478)
Proceeds from sales or maturities of short term U.S government and agency obligations	19,629,000	9,798,717
Net amortization and accretion on short-term U.S government and agency obligations	(2,663)	(2,406)
Net realized gain (loss) on investments	—	(258)
Change in unrealized appreciation/depreciation on investments	(10)	324
Decrease (Increase) in receivable on futures contracts	(111,191)	9,100
Increase (Decrease) in management fee payable	3,893	3,792
Increase (Decrease) in payable on futures contracts	—	49,240

Net cash provided by (used in) operating activities	(4,254,987)	(4,843,183)

Cash flow from financing activities
Proceeds from addition of shares	4,418,831	7,104,479
Payment on shares redeemed	—	(1,792,584)

Net cash provided by (used in) financing activities	4,418,831	5,311,895

Net increase (decrease) in cash	163,844	468,712
Cash, beginning of period	1,640,225	863,980

Cash, end of period	$1,804,069	$1,332,692

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$1,807,891	$1,788,757
Segregated cash balances with brokers for futures contracts	381,975	1,020,217
Short-term U.S. government and agency obligations (Note 3) (cost $16,970,749 and $20,267,681, respectively)	16,970,843	20,267,679
Receivable on open futures contracts	—	62,534

Total assets	19,160,709	23,139,187

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	52,029	—
Management fee payable	14,975	18,397

Total liabilities	67,004	18,397

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	19,093,705	23,120,790

Total liabilities and shareholders’ equity	$19,160,709	$23,139,187

Shares outstanding	350,005	450,005

Net asset value per share	$54.55	$51.38

Market value per share (Note 2)	$55.09	$51.37

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/02/15	$604,000	$604,000
0.023% due 07/23/15	1,733,000	1,732,994
0.043% due 08/13/15	121,000	120,998
0.013% due 08/20/15†	3,546,000	3,545,951
0.010% due 09/10/15†	1,373,000	1,373,027
0.030% due 11/19/15†	9,595,000	9,593,873

Total short-term U.S. government and agency obligations (cost $16,970,749)		$16,970,843

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires September 2015	497	$38,194,450	$(97,460)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $381,975 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$749	$2,127	$1,856	$5,991

Expenses
Management fee	45,158	49,105	97,982	108,365
Brokerage commissions and fees	3,603	2,584	7,600	6,366

Total expenses	48,761	51,689	105,582	114,731

Net investment income (loss)	(48,012)	(49,562)	(103,726)	(108,740)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(445,902)	(1,846,929)	2,533,768	(1,925,538)
Short-term U.S. government and agency obligations	7	83	226	487

Net realized gain (loss)	(445,895)	(1,846,846)	2,533,994	(1,925,051)

Change in net unrealized appreciation/depreciation on
Futures contracts	(517,310)	859,039	(840,941)	(1,280,445)
Short-term U.S. government and agency obligations	(13)	(1,064)	96	(1,479)

Change in net unrealized appreciation/depreciation	(517,323)	857,975	(840,845)	(1,281,924)

Net realized and unrealized gain (loss)	(963,218)	(988,871)	1,693,149	(3,206,975)

Net income (loss)	$(1,011,230)	$(1,038,433)	$1,589,423	$(3,315,715)

Net income (loss) per weighted-average share	$(2.89)	$(2.08)	$4.16	$(6.31)

Weighted-average shares outstanding	350,005	500,005	381,773	525,696

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$23,120,790

Addition of 50,000 shares	2,764,167
Redemption of 150,000 shares	(8,380,675)

Net addition (redemption) of (100,000) shares	(5,616,508)

Net investment income (loss)	(103,726)
Net realized gain (loss)	2,533,994
Change in net unrealized appreciation/depreciation	(840,845)

Net income (loss)	1,589,423

Shareholders’ equity, at June 30, 2015	$19,093,705

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$1,589,423	$(3,315,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	638,242	433,785
Purchases of short term U.S. government and agency obligations	(35,556,408)	(20,881,391)
Proceeds from sales or maturities of short term U.S government and agency obligations	38,855,422	27,316,468
Net amortization and accretion on short-term U.S government and agency obligations	(1,856)	(5,991)
Net realized gain (loss) on investments	(226)	(487)
Change in unrealized appreciation/depreciation on investments	(96)	1,479
Decrease (Increase) in receivable on futures contracts	62,534	—
Increase (Decrease) in management fee payable	(3,422)	(6,057)
Increase (Decrease) in payable on futures contracts	52,029	(69,006)

Net cash provided by (used in) operating activities	5,635,642	3,473,085

Cash flow from financing activities
Proceeds from addition of shares	2,764,167	—
Payment on shares redeemed	(8,380,675)	(4,540,263)

Net cash provided by (used in) financing activities	(5,616,508)	(4,540,263)

Net increase (decrease) in cash	19,134	(1,067,178)
Cash, beginning of period	1,788,757	2,751,320

Cash, end of period	$1,807,891	$1,684,142

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$289,885	$746,454
Short-term U.S. government and agency obligations (Note 3) (cost $578,163,281 and $487,097,789, respectively)	578,168,780	487,111,117
Unrealized appreciation on foreign currency forward contracts	6,888,913	19,019,765
Receivable from capital shares sold	54,429,298	12,956,604

Total assets	639,776,876	519,833,940

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	7,298,448	—
Management fee payable	448,585	385,820
Unrealized depreciation on foreign currency forward contracts	2,412,829	2,256,771

Total liabilities	10,159,862	2,642,591

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	629,617,014	517,191,349

Total liabilities and shareholders’ equity	$639,776,876	$519,833,940

Shares outstanding	25,450,014	23,950,014

Net asset value per share	$24.74	$21.59

Market value per share (Note 2)	$24.75	$21.61

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.026% due 07/09/15	$64,785,000	$64,785,071
0.035% due 07/16/15	21,905,000	21,904,680
0.040% due 07/23/15	44,994,000	44,993,861
0.030% due 07/30/15	16,259,000	16,258,738
0.035% due 08/06/15†	66,940,000	66,939,665
0.003% due 08/13/15†	72,203,000	72,202,141
0.015% due 08/20/15†	77,882,000	77,880,917
0.004% due 09/03/15	158,348,000	158,346,591
0.013% due 09/10/15†	15,779,000	15,779,311
0.025% due 10/08/15†	34,324,000	34,323,056
0.025% due 11/05/15†	4,755,000	4,754,749

Total short-term U.S. government and agency obligations (cost $578,163,281)		$578,168,780

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/10/15	134,902,100	$150,417,685	$(1,792,532)
Euro with UBS AG	07/10/15	43,009,100	47,955,734	(620,297)

				$(2,412,829)

Contracts to Sell
Euro with Goldman Sachs International	07/10/15	(650,658,325)	$(725,492,920)	$3,295,449
Euro with UBS AG	07/10/15	(656,926,500)	(732,482,020)	3,593,464

				$6,888,913

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$54,503	$59,294	$122,093	$128,651

Expenses
Management fee	1,350,724	1,007,662	2,607,869	1,978,418

Total expenses	1,350,724	1,007,662	2,607,869	1,978,418

Net investment income (loss)	(1,296,221)	(948,368)	(2,485,776)	(1,849,767)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(29,574,030)	5,886,956	77,941,788	(6,295,085)
Short-term U.S. government and agency obligations	3,345	547	15,866	2,485

Net realized gain (loss)	(29,570,685)	5,887,503	77,957,654	(6,292,600)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(18,914,111)	(1,863,031)	(12,286,910)	8,161,166
Short-term U.S. government and agency obligations	(12,097)	(4,307)	(7,829)	(14,794)

Change in net unrealized appreciation/depreciation	(18,926,208)	(1,867,338)	(12,294,739)	8,146,372

Net realized and unrealized gain (loss)	(48,496,893)	4,020,165	65,662,915	1,853,772

Net income (loss)	$(49,793,114)	$3,071,797	$63,177,139	$4,005

Net income (loss) per weighted-average share	$(2.21)	$0.12	$2.85	$0.00 *

Weighted-average shares outstanding	22,540,124	24,952,761	22,133,716	24,556,920

*	Amount represents less than $0.01.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$517,191,349

Addition of 11,900,000 shares	310,454,722
Redemption of 10,400,000 shares	(261,206,196)

Net addition (redemption) of 1,500,000 shares	49,248,526

Net investment income (loss)	(2,485,776)
Net realized gain (loss)	77,957,654
Change in net unrealized appreciation/depreciation	(12,294,739)

Net income (loss)	63,177,139

Shareholders’ equity, at June 30, 2015	$629,617,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$63,177,139	$4,005
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short term U.S. government and agency obligations	(783,662,041)	(473,427,190)
Proceeds from sales or maturities of short term U.S government and agency obligations	692,733,482	465,521,523
Net amortization and accretion on short-term U.S government and agency obligations	(121,067)	(128,651)
Net realized gain (loss) on investments	(15,866)	(2,485)
Change in unrealized appreciation/depreciation on investments	12,294,739	(8,146,372)
Increase (Decrease) in management fee payable	62,765	3,694

Net cash provided by (used in) operating activities	(15,530,849)	(16,175,476)

Cash flow from financing activities
Proceeds from addition of shares	268,982,028	38,562,082
Payment on shares redeemed	(253,907,748)	(22,381,391)

Net cash provided by (used in) financing activities	15,074,280	16,180,691

Net increase (decrease) in cash	(456,569)	5,215
Cash, beginning of period	746,454	218,940

Cash, end of period	$289,885	$224,155

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$431,746	$532,706
Short-term U.S. government and agency obligations (Note 3) (cost $428,847,738 and $532,944,509, respectively)	428,853,064	532,957,746
Unrealized appreciation on foreign currency forward contracts	656,113	571,149

Total assets	429,940,923	534,061,601

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,217,771	—
Management fee payable	338,861	439,804
Unrealized depreciation on foreign currency forward contracts	14,868,239	2,149,924

Total liabilities	24,424,871	2,589,728

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	405,516,052	531,471,873

Total liabilities and shareholders’ equity	$429,940,923	$534,061,601

Shares outstanding	4,399,294	5,949,294

Net asset value per share	$92.18	$89.33

Market value per share (Note 2)	$92.19	$89.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(106% of shareholders’ equity)
U.S. Treasury Bills:
0.030% due 07/02/15	$5,564,000	$5,563,998
0.017% due 07/16/15	64,938,000	64,937,052
0.040% due 07/23/15	53,478,000	53,477,834
0.034% due 07/30/15†	174,813,000	174,810,185
0.070% due 08/06/15†	8,495,000	8,494,958
0.045% due 08/13/15†	14,892,000	14,891,823
0.015% due 08/20/15†	10,151,000	10,150,859
0.011% due 09/03/15†	37,802,000	37,801,663
0.016% due 09/10/15†	10,203,000	10,203,201
0.015% due 10/01/15†	31,921,000	31,919,369
0.030% due 11/05/15†	16,603,000	16,602,122

Total short-term U.S. government and agency obligations (cost $428,847,738)		$428,853,064

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/10/15	11,883,194,200	$97,106,611	$538,804
Yen with UBS AG	07/10/15	6,627,069,900	54,154,825	117,309

				$656,113

Contracts to Sell
Yen with Goldman Sachs International	07/10/15	(60,093,609,500)	$(491,070,554)	$(7,746,969)
Yen with UBS AG	07/10/15	(57,749,031,500)	(471,911,226)	(7,121,270)

				$(14,868,239)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$39,919	$56,785	$84,967	$135,009

Expenses
Management fee	1,013,305	877,179	2,174,897	1,905,712

Total expenses	1,013,305	877,179	2,174,897	1,905,712

Net investment income (loss)	(973,386)	(820,394)	(2,089,930)	(1,770,703)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	30,642,122	268,536	25,534,388	165,806
Short-term U.S. government and agency obligations	1,865	3,271	4,308	11,617

Net realized gain (loss)	30,643,987	271,807	25,538,696	177,423

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(14,879,883)	(14,493,994)	(12,633,351)	(39,034,294)
Short-term U.S. government and agency obligations	695	(37,904)	(7,911)	(40,017)

Change in net unrealized appreciation/depreciation	(14,879,188)	(14,531,898)	(12,641,262)	(39,074,311)

Net realized and unrealized gain (loss)	15,764,799	(14,260,091)	12,897,434	(38,896,888)

Net income (loss)	$14,791,413	$(15,080,485)	$10,807,504	$(40,667,591)

Net income (loss) per weighted-average share	$3.14	$(2.69)	$2.09	$(6.71)

Weighted-average shares outstanding	4,708,085	5,606,437	5,166,145	6,057,581

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$531,471,873

Addition of 1,050,000 shares	95,954,298
Redemption of 2,600,000 shares	(232,717,623)

Net addition (redemption) of (1,550,000) shares	(136,763,325)

Net investment income (loss)	(2,089,930)
Net realized gain (loss)	25,538,696
Change in net unrealized appreciation/depreciation	(12,641,262)

Net income (loss)	10,807,504

Shareholders’ equity, at June 30, 2015	$405,516,052

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$10,807,504	$(40,667,591)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short term U.S. government and agency obligations	(615,858,523)	(500,767,586)
Proceeds from sales or maturities of short term U.S government and agency obligations	720,044,569	696,295,094
Net amortization and accretion on short-term U.S government and agency obligations	(84,967)	(135,008)
Net realized gain (loss) on investments	(4,308)	(11,617)
Change in unrealized appreciation/depreciation on investments	12,641,262	39,074,311
Increase (Decrease) in management fee payable	(100,943)	(150,490)

Net cash provided by (used in) operating activities	127,444,594	193,637,113

Cash flow from financing activities
Proceeds from addition of shares	95,954,298	29,737,314
Payment on shares redeemed	(223,499,852)	(223,574,024)

Net cash provided by (used in) financing activities	(127,545,554)	(193,836,710)

Net increase (decrease) in cash	(100,960)	(199,597)
Cash, beginning of period	532,706	575,108

Cash, end of period	$431,746	$375,511

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$1,000,182	$185,684
Short-term U.S. government and agency obligations (Note 3) (cost $1,382,961 and $2,754,883, respectively)	1,382,982	2,754,900
Unrealized appreciation on swap agreements	96,157	—

Total assets	2,479,321	2,940,584

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,865	2,326
Unrealized depreciation on swap agreements	—	331,338

Total liabilities	1,865	333,664

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,477,456	2,606,920

Total liabilities and shareholders’ equity	$2,479,321	$2,940,584

Shares outstanding (Note 1)	49,965	50,004

Net asset value per share (Note 1)	$49.58	$52.13

Market value per share (Note 1) (Note 2)	$47.02	$51.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(56% of shareholders’ equity)
U.S. Treasury Bills:
0.036% due 07/16/15†	$308,000	$307,996
0.043% due 08/13/15†	549,000	548,993
0.010% due 08/20/15†	526,000	525,993

Total short-term U.S. government and agency obligations (cost $1,382,961)		$1,382,982

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	07/06/15	$2,101,872	$41,883
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	07/06/15	2,151,198	40,373
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	07/06/15	698,224	13,901

				$96,157

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of June 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$232	$387	$486	$719

Expenses
Management fee	5,995	8,125	11,768	15,414

Total expenses	5,995	8,125	11,768	15,414

Net investment income (loss)	(5,763)	(7,738)	(11,282)	(14,695)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	7,472	(160,396)	(512,987)	376,946
Short-term U.S. government and agency obligations	(21)	—	(7)	—

Net realized gain (loss)	7,451	(160,396)	(512,994)	376,946

Change in net unrealized appreciation/depreciation on
Swap agreements	225,590	123,172	427,495	(6,034)
Short-term U.S. government and agency obligations	(43)	(140)	4	(49)

Change in net unrealized appreciation/depreciation	225,547	123,032	427,499	(6,083)

Net realized and unrealized gain (loss)	232,998	(37,364)	(85,495)	370,863

Net income (loss)	$227,235	$(45,102)	$(96,777)	$356,168

Net income (loss) per weighted-average share (Note 1)	$4.38	$(1.18)	$(1.90)	$9.41

Weighted-average shares outstanding (Note 1)	51,915	38,190	50,964	37,849

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,606,920

Addition of 25,000 shares (Note 1)	1,200,621
Redemption of 25,039 shares (Note 1)	(1,233,308)

Net addition (redemption) of (39) shares (Note 1)	(32,687)

Net investment income (loss)	(11,282)
Net realized gain (loss)	(512,994)
Change in net unrealized appreciation/depreciation	427,499

Net income (loss)	(96,777)

Shareholders’ equity, at June 30, 2015	$2,477,456

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(96,777)	$356,168
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short term U.S. government and agency obligations	(3,628,526)	(4,699,352)
Proceeds from sales or maturities of short term U.S government and agency obligations	5,000,927	4,349,981
Net amortization and accretion on short-term U.S government and agency obligations	(486)	(720)
Net realized gain (loss) on investments	7	—
Change in unrealized appreciation/depreciation on investments	(427,499)	6,083
Increase (Decrease) in management fee payable	(461)	362

Net cash provided by (used in) operating activities	847,185	12,522

Cash flow from financing activities
Proceeds from addition of shares	1,200,621	1,134,916
Payment on shares redeemed	(1,233,308)	—

Net cash provided by (used in) financing activities	(32,687)	1,134,916

Net increase (decrease) in cash	814,498	1,147,438
Cash, beginning of period	185,684	85,642

Cash, end of period	$1,000,182	$1,233,080

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$4,258,533	$2,349,384
Segregated cash balances with brokers for futures contracts	15,170,424	34,605,120
Short-term U.S. government and agency obligations (Note 3) (cost $885,203,702 and $467,195,638, respectively)	885,209,189	467,200,736
Unrealized appreciation on swap agreements	18,127,758	—
Receivable from capital shares sold	60,399,187	28,726,173
Receivable on open futures contracts	13,029,983	—

Total assets	996,195,074	532,881,413

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,817,266
Brokerage commissions and fees payable	32,509	—
Management fee payable	745,644	320,062
Unrealized depreciation on swap agreements	—	76,181,097

Total liabilities	778,153	82,318,425

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	995,416,921	450,562,988

Total liabilities and shareholders’ equity	$996,195,074	$532,881,413

Shares outstanding (Note 1)	21,877,867	8,879,834

Net asset value per share (Note 1)	$45.50	$50.74

Market value per share (Note 1) (Note 2)	$45.20	$51.85

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.027% due 07/02/15	$4,114,000	$4,113,998
0.017% due 07/09/15	5,201,000	5,201,006
0.036% due 07/16/15	35,250,000	35,249,485
0.021% due 07/23/15	9,702,000	9,701,970
0.022% due 07/30/15†	94,967,000	94,965,471
0.049% due 08/06/15†	97,245,000	97,244,514
0.005% due 08/13/15†	130,920,000	130,918,442
0.014% due 08/20/15†	33,188,000	33,187,539
0.007% due 09/03/15	66,226,000	66,225,411
0.010% due 09/10/15†	86,327,000	86,328,701
0.010% due 09/24/15†	47,210,000	47,209,443
0.025% due 10/08/15	27,552,000	27,551,242
0.027% due 11/05/15	43,209,000	43,206,714
0.024% due 11/27/15†	195,932,000	195,907,665
0.030% due 12/03/15†	8,199,000	8,197,588

Total short-term U.S. government and agency obligations (cost $885,203,702)		$885,209,189

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires September 2015	11,328	$677,754,240	$(8,705,078)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Sub-Index	0.25%	07/06/15	$381,511,185	$5,709,314
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Sub-Index	0.25	07/06/15	396,154,173	5,294,770
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Sub-Index	0.25	07/06/15	141,007,327	2,092,023
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Sub-Index	0.25	07/06/15	394,371,392	5,031,651

				$18,127,758

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $15,170,424 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of June 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$65,327	$11,287	$141,569	$32,988

Expenses
Management fee	2,401,552	228,560	4,245,253	574,502
Brokerage commissions and fees	223,457	7,348	300,710	16,499

Total expenses	2,625,009	235,908	4,545,963	591,001

Net investment income (loss)	(2,559,682)	(224,621)	(4,404,394)	(558,013)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	62,631,818	5,780,822	2,233,204	13,372,250
Swap agreements	143,672,353	4,033,279	30,387,848	17,635,519
Short-term U.S. government and agency obligations	16,676	1,571	60,872	7,958

Net realized gain (loss)	206,320,847	9,815,672	32,681,924	31,015,727

Change in net unrealized appreciation/depreciation on
Futures contracts	55,158,363	(986,210)	37,769,709	496,443
Swap agreements	96,601,977	3,151,079	94,308,855	2,153,137
Short-term U.S. government and agency obligations	(739)	(2,098)	389	(10,662)

Change in net unrealized appreciation/depreciation	151,759,601	2,162,771	132,078,953	2,638,918

Net realized and unrealized gain (loss)	358,080,448	11,978,443	164,760,877	33,654,645

Net income (loss)	$355,520,766	$11,753,822	$160,356,483	$33,096,632

Net income (loss) per weighted-average share (Note 1)	$15.86	$22.13	$7.55	$45.18

Weighted-average shares outstanding (Note 1)	22,419,009	531,153	21,236,270	732,486

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$450,562,988

Addition of 36,680,000 shares (Note 1)	1,438,991,852
Redemption of 23,681,967 shares (Note 1)	(1,054,494,402)

Net addition (redemption) of 12,998,033 shares (Note 1)	384,497,450

Net investment income (loss)	(4,404,394)
Net realized gain (loss)	32,681,924
Change in net unrealized appreciation/depreciation	132,078,953

Net income (loss)	160,356,483

Shareholders’ equity, at June 30, 2015	$995,416,921

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$160,356,483	$33,096,632
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	19,434,696	1,182,225
Purchases of short term U.S. government and agency obligations	(2,456,271,120)	(252,821,570)
Proceeds from sales or maturities of short term U.S government and agency obligations	2,038,462,358	297,327,512
Net amortization and accretion on short-term U.S government and agency obligations	(138,430)	(32,988)
Net realized gain (loss) on investments	(60,872)	(7,958)
Change in unrealized appreciation/depreciation on investments	(94,309,244)	(2,142,475)
Decrease (Increase) in receivable on futures contracts	(13,029,983)	—
Increase (Decrease) in management fee payable	425,582	(59,350)
Increase (Decrease) in brokerage commissions and fees payable	32,509	—
Increase (Decrease) in payable on futures contracts	(5,817,266)	(683,423)

Net cash provided by (used in) operating activities	(350,915,287)	75,858,605

Cash flow from financing activities
Proceeds from addition of shares	1,407,318,838	158,474,412
Payment on shares redeemed	(1,054,494,402)	(232,482,704)

Net cash provided by (used in) financing activities	352,824,436	(74,008,292)

Net increase (decrease) in cash	1,909,149	1,850,313
Cash, beginning of period	2,349,384	689,596

Cash, end of period	$4,258,533	$2,539,909

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,807,366	$1,653,582
Segregated cash balances with brokers for futures contracts	4,322,527	21,134,080
Short-term U.S. government and agency obligations (Note 3) (cost $59,690,650 and $53,408,848, respectively)	59,691,488	53,410,227
Receivable from capital shares sold	—	3,853,422
Receivable on open futures contracts	944,439	—

Total assets	67,765,820	80,051,311

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,469,182	—
Payable on open futures contracts	—	9,552,314
Brokerage commissions and fees payable	5,609	—
Management fee payable	52,087	65,790

Total liabilities	4,526,878	9,618,104

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	63,238,942	70,433,207

Total liabilities and shareholders’ equity	$67,765,820	$80,051,311

Shares outstanding (Note 1)	1,392,170	1,142,485

Net asset value per share (Note 1)	$45.42	$61.65

Market value per share (Note 1) (Note 2)	$45.20	$63.12

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.029% due 07/02/15	$4,112,000	$4,111,998
0.042% due 07/09/15	5,146,000	5,146,006
0.024% due 07/16/15	2,359,000	2,358,966
0.047% due 07/23/15	3,623,000	3,622,989
0.045% due 08/06/15	4,885,000	4,884,976
0.009% due 08/13/15	3,450,000	3,449,959
0.017% due 08/20/15	4,206,000	4,205,942
0.005% due 09/03/15	5,000,000	4,999,955
0.010% due 09/10/15†	12,837,000	12,837,253
0.007% due 10/08/15	4,658,000	4,657,872
0.030% due 11/19/15	3,554,000	3,553,582
0.040% due 12/03/15†	5,863,000	5,861,990

Total short-term U.S. government and agency obligations (cost $59,690,650)		$59,691,488

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires September 2015	4,450	$126,469,000	$(849,291)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $4,322,527 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$5,742	$1,811	$11,384	$8,084

Expenses
Management fee	158,681	44,242	331,489	150,086
Brokerage commissions and fees	69,898	9,286	109,616	27,277

Total expenses	228,579	53,528	441,105	177,363

Net investment income (loss)	(222,837)	(51,717)	(429,721)	(169,279)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,971,479)	162,451	(49,808,443)	16,965,826
Short-term U.S. government and agency obligations	356	506	4,811	3,213

Net realized gain (loss)	(3,971,123)	162,957	(49,803,632)	16,969,039

Change in net unrealized appreciation/depreciation on
Futures contracts	6,588,334	440,646	34,039,992	2,245,774
Short-term U.S. government and agency obligations	148	(459)	(541)	(2,861)

Change in net unrealized appreciation/depreciation	6,588,482	440,187	34,039,451	2,242,913

Net realized and unrealized gain (loss)	2,617,359	603,144	(15,764,181)	19,211,952

Net income (loss)	$2,394,522	$551,427	$(16,193,902)	$19,042,673

Net income (loss) per weighted-average share (Note 1)	$1.64	$5.70	$(11.57)	$110.60

Weighted-average shares outstanding (Note 1)	1,460,795	96,744	1,399,066	172,182

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$70,433,207

Addition of 987,500 shares (Note 1)	47,685,027
Redemption of 737,815 shares (Note 1)	(38,685,390)

Net addition (redemption) of 249,685 shares (Note 1)	8,999,637

Net investment income (loss)	(429,721)
Net realized gain (loss)	(49,803,632)
Change in net unrealized appreciation/depreciation	34,039,451

Net income (loss)	(16,193,902)

Shareholders’ equity, at June 30, 2015	$63,238,942

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(16,193,902)	$19,042,673
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	16,811,553	3,876,620
Purchases of short term U.S. government and agency obligations	(166,594,683)	(85,144,812)
Proceeds from sales or maturities of short term U.S government and agency obligations	160,327,756	128,554,796
Net amortization and accretion on short-term U.S government and agency obligations	(10,064)	(8,084)
Net realized gain (loss) on investments	(4,811)	(3,213)
Change in unrealized appreciation/depreciation on investments	541	2,861
Decrease (Increase) in receivable on futures contracts	(944,439)	(111,842)
Increase (Decrease) in management fee payable	(13,703)	(66,231)
Increase (Decrease) in brokerage commissions and fees payable	5,609	—
Increase (Decrease) in payable on futures contracts	(9,552,314)	(5,628,532)

Net cash provided by (used in) operating activities	(16,168,457)	60,514,236

Cash flow from financing activities
Proceeds from addition of shares	51,538,449	16,199,611
Payment on shares redeemed	(34,216,208)	(79,246,187)

Net cash provided by (used in) financing activities	17,322,241	(63,046,576)

Net increase (decrease) in cash	1,153,784	(2,532,340)
Cash, beginning of period	1,653,582	3,102,827

Cash, end of period	$2,807,366	$570,487

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$92,252	$104,145
Segregated cash balances with brokers for futures contracts	8,250	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $89,235,006 and $101,925,636, respectively)	89,234,894	101,927,857
Unrealized appreciation on forward agreements	—	2,051,154

Total assets	89,335,396	104,091,956

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,999,718
Payable on open futures contracts	1,440	3,260
Management fee payable	70,834	85,633
Unrealized depreciation on forward agreements	414,904	—

Total liabilities	487,178	2,088,611

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	88,848,218	102,003,345

Total liabilities and shareholders’ equity	$89,335,396	$104,091,956

Shares outstanding	2,400,014	2,550,014

Net asset value per share	$37.02	$40.00

Market value per share (Note 2)	$37.04	$38.41

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 07/02/15	$8,124,000	$8,123,997
0.038% due 08/13/15†	13,997,000	13,996,833
0.014% due 08/20/15†	38,713,000	38,712,462
0.005% due 09/03/15†	9,796,000	9,795,913
0.020% due 11/27/15†	18,608,000	18,605,689

Total short-term U.S. government and agency obligations (cost $89,235,006)		$89,234,894

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2015	2	$234,360	$(10,420)

Forward Agreements^

	Rate Paid (Received) *	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.57%	07/06/15	$74,200	$86,891,910	$(262,178)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.63	07/06/15	31,620	37,028,285	(43,820)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.67	07/06/15	16,300	19,087,789	(36,974)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.56	07/06/15	29,400	34,428,282	(71,932)

					$(414,904)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,250 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of June 30, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$8,894	$17,629	$21,632	$31,457

Expenses
Management fee	221,273	314,711	461,738	646,062
Brokerage commissions and fees	9	8	25	24

Total expenses	221,282	314,719	461,763	646,086

Net investment income (loss)	(212,388)	(297,090)	(440,131)	(614,629)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	13,900	(14,080)	11,860	4,440
Forward agreements	(934,076)	(21,475,056)	(3,919,792)	1,940,044
Short-term U.S. government and agency obligations	292	793	2,200	723

Net realized gain (loss)	(919,884)	(21,488,343)	(3,905,732)	1,945,207

Change in net unrealized appreciation/depreciation on
Futures contracts	(16,440)	21,680	(15,000)	19,380
Forward agreements	(2,075,872)	25,237,987	(2,466,058)	20,040,889
Short-term U.S. government and agency obligations	(2,706)	(3,219)	(2,333)	6,146

Change in net unrealized appreciation/depreciation	(2,095,018)	25,256,448	(2,483,391)	20,066,415

Net realized and unrealized gain (loss)	(3,014,902)	3,768,105	(6,389,123)	22,011,622

Net income (loss)	$(3,227,290)	$3,471,015	$(6,829,254)	$21,396,993

Net income (loss) per weighted-average share	$(1.33)	$1.22	$(2.76)	$7.32

Weighted-average shares outstanding	2,421,992	2,847,267	2,472,390	2,921,285

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$102,003,345

Addition of 50,000 shares	2,093,762
Redemption of 200,000 shares	(8,419,635)

Net addition (redemption) of (150,000) shares	(6,325,873)

Net investment income (loss)	(440,131)
Net realized gain (loss)	(3,905,732)
Change in net unrealized appreciation/depreciation	(2,483,391)

Net income (loss)	(6,829,254)

Shareholders’ equity, at June 30, 2015	$88,848,218

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(6,829,254)	$21,396,993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	550	2,750
Purchases of short term U.S. government and agency obligations	(120,780,305)	(213,631,327)
Proceeds from sales or maturities of short term U.S government and agency obligations	133,494,767	232,358,168
Net amortization and accretion on short-term U.S government and agency obligations	(21,632)	(31,457)
Net realized gain (loss) on investments	(2,200)	(723)
Change in unrealized appreciation/depreciation on investments	2,468,391	(20,047,035)
Increase (Decrease) in management fee payable	(14,799)	(12,690)
Increase (Decrease) in payable on futures contracts	(1,820)	(180)

Net cash provided by (used in) operating activities	8,313,698	20,034,499

Cash flow from financing activities
Proceeds from addition of shares	2,093,762	7,049,141
Payment on shares redeemed	(10,419,353)	(27,102,640)

Net cash provided by (used in) financing activities	(8,325,591)	(20,053,499)

Net increase (decrease) in cash	(11,893)	(19,000)
Cash, beginning of period	104,145	142,566

Cash, end of period	$92,252	$123,566

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$3,996,414	$305,004
Segregated cash balances with brokers for futures contracts	23,100	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $299,749,196 and $305,465,636, respectively)	299,754,121	305,474,211

Total assets	303,773,635	305,793,515

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,967,832
Payable on open futures contracts	1,710	6,770
Management fee payable	226,049	254,050
Unrealized depreciation on forward agreements	13,858,527	12,395,120
Payable for investments purchased	3,695,661	—

Total liabilities	17,781,947	14,623,772

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	285,991,688	291,169,743

Total liabilities and shareholders’ equity	$303,773,635	$305,793,515

Shares outstanding	7,846,533	7,396,533

Net asset value per share	$36.45	$39.37

Market value per share (Note 2)	$36.63	$38.05

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.041% due 07/02/15	$27,153,000	$27,152,989
0.020% due 07/16/15	2,753,000	2,752,960
0.024% due 07/23/15	20,309,000	20,308,937
0.062% due 08/06/15†	89,010,000	89,009,555
0.039% due 08/13/15†	39,592,000	39,591,529
0.014% due 08/20/15†	16,883,000	16,882,765
0.005% due 09/03/15†	4,022,000	4,021,964
0.015% due 10/01/15†	43,630,000	43,627,770
0.019% due 10/08/15†	11,563,000	11,562,682
0.014% due 11/05/15	7,566,000	7,565,600
0.020% due 11/27/15†	37,282,000	37,277,370

Total short-term U.S. government and agency obligations (cost $299,749,196)		$299,754,121

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2015	3	$233,715	$(4,910)

Forward Agreements^

	Rate Paid (Received) *	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.91%	07/06/15	$13,194,000	$207,166,910	$(5,222,832)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.83	07/06/15	9,356,800	146,911,117	(3,532,501)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.87	07/06/15	3,648,000	57,277,248	(1,435,222)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.87	07/06/15	10,215,000	160,386,737	(3,667,972)

					$(13,858,527)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $23,100 was pledged to cover margin requirements for open futures contracts as of June 30, 2015.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of June 30, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$36,301	$51,355	$74,547	$113,957

Expenses
Management fee	715,430	1,098,533	1,453,507	2,286,437
Brokerage commissions and fees	19	22	27	30

Total expenses	715,449	1,098,555	1,453,534	2,286,467

Net investment income (loss)	(679,148)	(1,047,200)	(1,378,987)	(2,172,510)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(11,449)	(7,025)	(299)	(12,375)
Forward agreements	1,770,580	(106,232,925)	(16,009,663)	(32,272,003)
Short-term U.S. government and agency obligations	1,371	2,611	6,114	5,680

Net realized gain (loss)	1,760,502	(106,237,339)	(16,003,848)	(32,278,698)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,590)	13,785	(3,350)	22,655
Forward agreements	(36,479,395)	145,040,572	(1,463,407)	89,395,091
Short-term U.S. government and agency obligations	(4,557)	(13,905)	(3,650)	(17,833)

Change in net unrealized appreciation/depreciation	(36,485,542)	145,040,452	(1,470,407)	89,399,913

Net realized and unrealized gain (loss)	(34,725,040)	38,803,113	(17,474,255)	57,121,215

Net income (loss)	$(35,404,188)	$37,755,913	$(18,853,242)	$54,948,705

Net income (loss) per weighted-average share	$(4.71)	$5.09	$(2.52)	$7.45

Weighted-average shares outstanding	7,511,918	7,424,555	7,485,207	7,378,696

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$291,169,743

Addition of 1,500,000 shares	59,122,228
Redemption of 1,050,000 shares	(45,447,041)

Net addition (redemption) of 450,000 shares	13,675,187

Net investment income (loss)	(1,378,987)
Net realized gain (loss)	(16,003,848)
Change in net unrealized appreciation/depreciation	(1,470,407)

Net income (loss)	(18,853,242)

Shareholders’ equity, at June 30, 2015	$285,991,688

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(18,853,242)	$54,948,705
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(8,800)	12,925
Purchases of short term U.S. government and agency obligations	(400,537,544)	(783,099,728)
Proceeds from sales or maturities of short term U.S government and agency obligations	406,334,646	826,553,137
Net amortization and accretion on short-term U.S government and agency obligations	(74,547)	(111,986)
Net realized gain (loss) on investments	(6,114)	(5,680)
Change in unrealized appreciation/depreciation on investments	1,467,056	(89,377,258)
Increase (Decrease) in management fee payable	(28,001)	(10,512)
Increase (Decrease) in payable for investments purchased	3,695,661	—
Increase (Decrease) in payable on futures contracts	(5,060)	(1,875)

Net cash provided by (used in) operating activities	(8,015,945)	8,907,728

Cash flow from financing activities
Proceeds from addition of shares	59,122,228	76,672,081
Payment on shares redeemed	(47,414,873)	(85,619,560)

Net cash provided by (used in) financing activities	11,707,355	(8,947,479)

Net increase (decrease) in cash	3,691,410	(39,751)
Cash, beginning of period	305,004	463,001

Cash, end of period	$3,996,414	$423,250

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$267,957	$671,117
Short-term U.S. government and agency obligations (Note 3) (cost $13,149,479 and $2,415,732, respectively)	13,149,587	2,415,698
Unrealized appreciation on foreign currency forward contracts	49,526	2,921

Total assets	13,467,070	3,089,736

Liabilities and shareholders’ equity
Liabilities
Management fee payable	11,242	2,003
Unrealized depreciation on foreign currency forward contracts	183,008	106,292

Total liabilities	194,250	108,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	13,272,820	2,981,441

Total liabilities and shareholders’ equity	$13,467,070	$3,089,736

Shares outstanding	800,014	150,014

Net asset value per share	$16.59	$19.87

Market value per share (Note 2)	$16.59	$19.80

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.041% due 07/02/15	$1,136,000	$1,136,000
0.036% due 07/16/15	1,656,000	1,655,976
0.034% due 07/23/15†	5,036,000	5,035,984
0.014% due 08/20/15†	3,436,000	3,435,952
0.040% due 12/03/15†	1,886,000	1,885,675

Total short-term U.S. government and agency obligations (cost $13,149,479)		$13,149,587

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/10/15	15,101,725	$16,838,630	$(92,838)
Euro with UBS AG	07/10/15	13,022,500	14,520,266	(90,170)

				$(183,008)

Contracts to Sell
Euro with Goldman Sachs International	07/10/15	(2,464,500)	$(2,747,951)	$19,671
Euro with UBS AG	07/10/15	(1,854,400)	(2,067,681)	29,855

				$49,526

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$1,028	$327	$1,562	$705

Expenses
Management fee	35,245	6,106	51,477	12,148

Total expenses	35,245	6,106	51,477	12,148

Net investment income (loss)	(34,217)	(5,779)	(49,915)	(11,443)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	436,915	(40,251)	(628,301)	44,885
Short-term U.S. government and agency obligations	46	—	60	—

Net realized gain (loss)	436,961	(40,251)	(628,241)	44,885

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	645,268	9,743	(30,111)	(70,235)
Short-term U.S. government and agency obligations	98	(94)	142	(133)

Change in net unrealized appreciation/depreciation	645,366	9,649	(29,969)	(70,368)

Net realized and unrealized gain (loss)	1,082,327	(30,602)	(658,210)	(25,483)

Net income (loss)	$1,048,110	$(36,381)	$(708,125)	$(36,926)

Net income (loss) per weighted-average share	$1.15	$(0.36)	$(1.07)	$(0.37)

Weighted-average shares outstanding	907,706	100,014	664,655	100,014

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,981,441

Addition of 800,000 shares	13,540,570
Redemption of 150,000 shares	(2,541,066)

Net addition (redemption) of 650,000 shares	10,999,504

Net investment income (loss)	(49,915)
Net realized gain (loss)	(628,241)
Change in net unrealized appreciation/depreciation	(29,969)

Net income (loss)	(708,125)

Shareholders’ equity, at June 30, 2015	$13,272,820

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(708,125)	$(36,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short term U.S. government and agency obligations	(19,582,990)	(3,276,338)
Proceeds from sales or maturities of short term U.S government and agency obligations	8,850,865	3,246,000
Net amortization and accretion on short-term U.S government and agency obligations	(1,562)	(704)
Net realized gain (loss) on investments	(60)	—
Change in unrealized appreciation/depreciation on investments	29,969	70,368
Increase (Decrease) in management fee payable	9,239	(743)

Net cash provided by (used in) operating activities	(11,402,664)	1,657

Cash flow from financing activities
Proceeds from addition of shares	13,540,570	—
Payment on shares redeemed	(2,541,066)	—

Net cash provided by (used in) financing activities	10,999,504	—

Net increase (decrease) in cash	(403,160)	1,657
Cash, beginning of period	671,117	49,723

Cash, end of period	$267,957	$51,380

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$683,125	$846,919
Short-term U.S. government and agency obligations (Note 3) (cost $4,509,805 and $1,287,844, respectively)	4,509,944	1,287,869
Unrealized appreciation on foreign currency forward contracts	164,531	404

Total assets	5,357,600	2,135,192

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,088	1,515
Unrealized depreciation on foreign currency forward contracts	4,613	15,649

Total liabilities	8,701	17,164

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,348,899	2,118,028

Total liabilities and shareholders’ equity	$5,357,600	$2,135,192

Shares outstanding (Note 1)	99,974	37,504

Net asset value per share (Note 1)	$53.50	$56.47

Market value per share (Note 1) (Note 2)	$53.61	$56.48

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills:
0.043% due 08/13/15†	$3,304,000	$3,303,961
0.015% due 08/20/15†	1,206,000	1,205,983

Total short-term U.S. government and agency obligations (cost $4,509,805)		$4,509,944

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/10/15	886,001,400	$7,240,191	$107,705
Yen with UBS AG	07/10/15	457,541,900	3,738,923	56,826

				$164,531

Contracts to Sell
Yen with Goldman Sachs International	07/10/15	(30,550,900)	$(249,655)	$(4,263)
Yen with UBS AG	07/10/15	(5,434,600)	(44,410)	(350)

				$(4,613)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$459	$386	$750	$821

Expenses
Management fee	12,940	6,454	22,321	13,309

Total expenses	12,940	6,454	22,321	13,309

Net investment income (loss)	(12,481)	(6,068)	(21,571)	(12,488)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(438,565)	(11,079)	(519,177)	(21,596)
Short-term U.S. government and agency obligations	22	2	8	78

Net realized gain (loss)	(438,543)	(11,077)	(519,169)	(21,518)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	201,096	93,948	175,163	212,028
Short-term U.S. government and agency obligations	308	(245)	114	(347)

Change in net unrealized appreciation/depreciation	201,404	93,703	175,277	211,681

Net realized and unrealized gain (loss)	(237,139)	82,626	(343,892)	190,163

Net income (loss)	$(249,620)	$76,558	$(365,463)	$177,675

Net income (loss) per weighted-average share (Note 1)	$(2.50)	$2.21	$(4.27)	$4.93

Weighted-average shares outstanding (Note 1)	99,994	34,619	85,496	36,053

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,118,028

Addition of 75,000 shares (Note 1)	4,285,016
Redemption of 12,530 shares (Note 1)	(688,682)

Net addition (redemption) of 62,470 shares (Note 1)	3,596,334

Net investment income (loss)	(21,571)
Net realized gain (loss)	(519,169)
Change in net unrealized appreciation/depreciation	175,277

Net income (loss)	(365,463)

Shareholders’ equity, at June 30, 2015	$5,348,899

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flow from operating activities
Net income (loss)	$(365,463)	$177,675
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short term U.S. government and agency obligations	(6,014,165)	(2,838,520)
Proceeds from sales or maturities of short term U.S government and agency obligations	2,792,962	4,287,810
Net amortization and accretion on short-term U.S government and agency obligations	(750)	(821)
Net realized gain (loss) on investments	(8)	(78)
Change in unrealized appreciation/depreciation on investments	(175,277)	(211,681)
Increase (Decrease) in management fee payable	2,573	(570)

Net cash provided by (used in) operating activities	(3,760,128)	1,413,815

Cash flow from financing activities
Proceeds from addition of shares	4,285,016	—
Payment on shares redeemed	(688,682)	(975,650)

Net cash provided by (used in) financing activities	3,596,334	(975,650)

Net increase (decrease) in cash	(163,794)	438,165
Cash, beginning of period	846,919	28,116

Cash, end of period	$683,125	$466,281

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$42,743,168	$35,899,231
Segregated cash balances with brokers for futures contracts	167,012,417	296,561,615
Short-term U.S. government and agency obligations (Note 3) (cost $3,450,193,065 and $3,005,824,301, respectively)	3,450,230,846	3,005,876,580
Unrealized appreciation on swap agreements	18,223,915	27,585,336
Unrealized appreciation on forward agreements	2,600,285	2,850,677
Unrealized appreciation on foreign currency forward contracts	7,759,083	19,594,239
Receivable from capital shares sold	154,260,818	58,085,447
Receivable on open futures contracts	143,598,159	56,002,326
Offering costs (Note 5)	16,762	49,384
Limitation by Sponsor	11,498	9,474

Total assets	3,986,456,951	3,502,514,309

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	239,574,405	25,400,996
Payable on open futures contracts	13,291,990	46,405,998
Brokerage commissions and fees payable	46,819	—
Management fee payable	2,839,872	2,657,505
Payable for offering costs	65,785	65,785
Unrealized depreciation on swap agreements	6,683,890	76,512,435
Unrealized depreciation on forward agreements	14,316,276	14,882,468
Unrealized depreciation on foreign currency forward contracts	17,468,689	4,528,636
Payable for investments purchased	3,695,661	—

Total liabilities	297,983,387	170,453,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,688,473,564	3,332,060,486

Total liabilities and shareholders’ equity	$3,986,456,951	$3,502,514,309

Shares outstanding	95,415,929	71,732,357

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014*

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income
Interest	$302,360	$325,930	$663,031	$731,121

Expenses
Management fee	9,167,300	6,660,516	18,193,417	13,551,427
Brokerage commissions and fees	1,556,503	1,002,278	3,173,743	1,887,797
Offering costs	16,401	—	32,622	—
Limitation by Sponsor	(490)	—	(2,024)	—

Total expenses	10,739,714	7,662,794	21,397,758	15,439,224

Net investment income (loss)	(10,437,354)	(7,336,864)	(20,734,727)	(14,708,103)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(352,520,924)	(239,250,210)	(550,824,346)	(217,587,419)
Swap agreements	99,131,062	(7,208,136)	12,725,799	(3,070,999)
Forward agreements	(255,396)	(101,401,500)	(20,455,330)	(38,776,360)
Foreign currency forward contracts	1,066,442	6,104,162	102,328,698	(6,105,990)
Short-term U.S. government and agency obligations	53,602	45,965	162,418	88,446

Net realized gain (loss)	(252,525,214)	(341,709,719)	(456,062,761)	(265,452,322)

Change in net unrealized appreciation/depreciation on
Futures contracts	180,287,597	(13,967,799)	110,988,754	(5,232,119)
Swap agreements	63,009,579	(12,289,958)	60,467,124	(11,647,203)
Forward agreements	(30,679,563)	132,857,496	315,800	84,884,063
Foreign currency forward contracts	(32,947,630)	(16,253,334)	(24,775,209)	(30,731,335)
Short-term U.S. government and agency obligations	(3,524)	(91,974)	(14,498)	(107,469)

Change in net unrealized appreciation/depreciation	179,666,459	90,254,431	146,981,971	37,165,937

Net realized and unrealized gain (loss)	(72,858,755)	(251,455,288)	(309,080,790)	(228,286,385)

Net income (loss)	$(83,296,109)	$(258,792,152)	$(329,815,517)	$(242,994,488)

*	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015*

(unaudited)

Shareholders’ equity, at December 31, 2014	$3,332,060,486

Addition of 100,522,500 shares	4,743,521,968
Redemption of 76,838,928 shares	(4,057,293,373)

Net addition (redemption) of 23,683,572 shares	686,228,595

Net investment income (loss)	(20,734,727)
Net realized gain (loss)	(456,062,761)
Change in net unrealized appreciation/depreciation	146,981,971

Net income (loss)	(329,815,517)

Shareholders’ equity, at June 30, 2015	$3,688,473,564

*	Amounts include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014*

(unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flow from operating activities
Net income (loss)	$(329,815,517)	$(242,994,488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	129,549,198	23,571,075
Purchases of short term U.S. government and agency obligations	(8,637,664,102)	(5,414,223,023)
Proceeds from sales or maturities of short term U.S government and agency obligations	8,194,114,705	5,747,935,409
Net amortization and accretion on short-term U.S government and agency obligations	(656,948)	(728,293)
Net realized gain (loss) on investments	(162,418)	(88,446)
Change in unrealized appreciation/depreciation on investments	(35,993,218)	(42,398,056)
Decrease (Increase) in receivable on futures contracts	(87,595,833)	6,036,641
Decrease (Increase) in Limitation by Sponsor	(2,024)	—
Change in offering cost	32,622	—
Increase (Decrease) in management fee payable	182,367	(312,165)
Increase (Decrease) in brokerage commissions and fees payable	46,819	—
Increase (Decrease) in payable for investments purchased	3,695,661	—
Increase (Decrease) in payable on futures contracts	(33,114,008)	(1,678,698)

Net cash provided by (used in) operating activities	(797,382,696)	75,119,956

Cash flow from financing activities
Proceeds from addition of shares	4,647,346,597	2,070,888,750
Payment on shares redeemed	(3,843,119,838)	(2,139,640,589)

Net cash provided by (used in) financing activities	804,226,759	(68,751,839)

Net increase (decrease) in cash	6,844,063	6,368,117
Cash, beginning of period	35,899,231	23,390,732

Cash, end of period	$42,743,294	$29,758,849

*	Amounts include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2015, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

On May 22, 2015, the Trust announced plans to liquidate ProShares Ultra Australian Dollar (ticker symbol: GDAY). ProShares Ultra Australian Dollar was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on June 18, 2015. Beginning June 19, 2015, no secondary market for ProShares Ultra Australian Dollar’s Shares remained. Proceeds of the liquidation were distributed to shareholders on June 29, 2015. Any shareholders remaining in the fund on June 29, 2015 automatically had their shares redeemed for cash at ProShares Ultra Australian Dollar’s net asset value per Share as of June 19, 2015. On June 30, 2015, the NYSE Arca filed a Form 25 removing the listing of ProShares Ultra Australian Dollar on the NYSE Arca. On July 10, 2015 a Form 15 was filed with the U.S. Securities and Exchange Commission (“SEC”) terminating the registration of ProShares Ultra Australian Dollar.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2014 and the six months ended June 30, 2015. The ticker symbols for these Funds did not change and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares VIX Mid-Term Futures ETF	November 6, 2014	1-for-4 reverse Share split	November 6, 2014
ProShares Short VIX Short-Term Futures ETF	January 21, 2014	2-for-1 Share split	January 24, 2014
ProShares Ultra VIX Short-Term Futures ETF	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares Ultra VIX Short-Term Futures ETF	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Commodity	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Crude Oil	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Natural Gas	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Silver	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares Ultra Yen	May 20, 2015	1-for-4 reverse Share split	May 20, 2015

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares VIX Mid-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver and ProShares Ultra Yen, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2015, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2015 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	June 30
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	June 30
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	June 30
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30
UltraShort Bloomberg Commodity, Ultra Bloomberg Commodity	10:45 a.m.	2:30 p.m.	June 30
Managed Futures Strategy	10:45 a.m.	3:00 p.m.	June 30
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	June 30
Short Euro, UltraShort Euro, Ultra Euro	3:00 p.m.	4:00 p.m.	June 30
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	June 30
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 30
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 30

*	Although the Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2015.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2015.

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

Derivatives (e.g., futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

The following table summarizes the valuation of investments at June 30, 2015 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Managed Futures Strategy	$—	$(105,120)	$—	$—	$—	$(105,120)
VIX Short-Term Futures ETF	136,684,757	13,910,457	—	—	—	150,595,214
VIX Mid-Term Futures ETF	26,189,554	(300,345)	—	—	—	25,889,209
Short VIX Short-Term Futures ETF	126,569,817	(16,579,661)	—	—	—	109,990,156
Ultra VIX Short-Term Futures ETF	426,846,403	88,502,510	—	—	—	515,348,913
UltraShort Bloomberg Commodity	4,911,681	—	—	—	(237,572)	4,674,109
UltraShort Bloomberg Crude Oil	192,083,366	4,228,226	—	—	(6,446,318)	189,865,274
UltraShort Bloomberg Natural Gas	11,620,751	27,059	—	—	—	11,647,810
UltraShort Gold	73,848,088	10,370	3,028	—	—	73,861,486
UltraShort Silver	57,659,474	2,890	2,554,412	—	—	60,216,776
Short Euro	16,892,063	238,288	—	—	—	17,130,351
UltraShort Australian Dollar	16,970,843	(97,460)	—	—	—	16,873,383
UltraShort Euro	578,168,780	—	—	4,476,084	—	582,644,864
UltraShort Yen	428,853,064	—	—	(14,212,126)	—	414,640,938
Ultra Bloomberg Commodity	1,382,982	—	—	—	96,157	1,479,139
Ultra Bloomberg Crude Oil	885,209,189	(8,705,078)	—	—	18,127,758	894,631,869
Ultra Bloomberg Natural Gas	59,691,488	(849,291)	—	—	—	58,842,197
Ultra Gold	89,234,894	(10,420)	(414,904)	—	—	88,809,570
Ultra Silver	299,754,121	(4,910)	(13,858,527)	—	—	285,890,684
Ultra Euro	13,149,587	—	—	(133,482)	—	13,016,105
Ultra Yen	4,509,944	—	—	159,918	—	4,669,862

Total Trust	$3,450,230,846	$80,267,515	$(11,715,991)	$(9,709,606)	$11,540,025	$3,520,612,789

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At June 30, 2015, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At June 30, 2015, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2014 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Managed Futures Strategy	$—	$104,327	$—	$—	$—	$104,327
VIX Short-Term Futures ETF	82,088,299	6,264,620	—	—	—	88,352,919
VIX Mid-Term Futures ETF	24,105,906	260,665	—	—	—	24,366,571
Short VIX Short-Term Futures ETF	446,975,220	(16,352,149)	—	—	—	430,623,071
Ultra VIX Short-Term Futures ETF	182,639,188	39,585,253	—	—	—	222,224,441
UltraShort Bloomberg Commodity	4,233,548	—	—	—	567,259	4,800,807
UltraShort Bloomberg Crude Oil	131,594,608	15,806,603	—	—	27,018,077	174,419,288
UltraShort Bloomberg Natural Gas	8,672,710	3,941,465	—	—	—	12,614,175
UltraShort Gold	84,040,107	(4,520)	(2,282,778)	—	—	81,752,809
UltraShort Silver	52,226,692	1,560	594,953	—	—	52,823,205
Short Euro	12,086,577	385,331	—	—	—	12,471,908
UltraShort Australian Dollar	20,267,679	743,481	—	—	—	21,011,160
UltraShort Euro	487,111,117	—	—	16,762,994	—	503,874,111
UltraShort Yen	532,957,746	—	—	(1,578,775)	—	531,378,971
Ultra Bloomberg Commodity	2,754,900	—	—	—	(331,338)	2,423,562
Ultra Bloomberg Crude Oil	467,200,736	(46,474,787)	—	—	(76,181,097)	344,544,852
Ultra Bloomberg Natural Gas	53,410,227	(34,889,283)	—	—	—	18,520,944
Ultra Gold	101,927,857	4,580	2,051,154	—	—	103,983,591
Ultra Silver	305,474,211	(1,560)	(12,395,120)	—	—	293,077,531
Ultra Euro	2,415,698	—	—	(103,371)	—	2,312,327
Ultra Yen	1,287,869	—	—	(15,245)	—	1,272,624

Total Trust	$3,003,470,895	$(30,624,414)	$(12,031,791)	$15,065,603	$(48,927,099)	$2,926,953,194

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2014. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2014 in receivable/payable on open futures.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2015 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2015, the collateral posted by counterparties consisted of U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2015, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The following tables indicate the location of derivative related items on the Statement of Financial Condition as well as the effect of derivative instruments on the Statement of Operations during the reporting period.

Fair Value of Derivative Instruments

as of June 30, 2015

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$98,665	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$203,785	*

VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	13,910,457	*	Payable on open futures contracts	ProShares VIX Mid-Term Futures ETF	388,565	*
		ProShares VIX Mid-Term Futures ETF	88,220	*		ProShares Short VIX Short-Term Futures ETF	16,579,661	*
		ProShares Ultra VIX Short-Term Futures ETF	88,502,510	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	4,228,226	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	237,572
		ProShares UltraShort Bloomberg Natural Gas	27,059	*		ProShares UltraShort Bloomberg Crude Oil	6,446,318
		ProShares UltraShort Gold	56,243	*		ProShares UltraShort Gold	42,845
		ProShares UltraShort Silver	2,557,302	*		ProShares Ultra Bloomberg Crude Oil	8,705,078	*
		ProShares Ultra Bloomberg Commodity	96,157			ProShares Ultra Bloomberg Natural Gas	849,291	*
		ProShares Ultra Bloomberg Crude Oil				ProShares Ultra Gold	425,324	*
			18,127,758			ProShares Ultra Silver	13,863,437	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	238,288	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	97,460	*
		ProShares UltraShort Euro	6,888,913			ProShares UltraShort Euro	2,412,829
		ProShares UltraShort Yen	656,113			ProShares UltraShort Yen	14,868,239
		ProShares Ultra Euro	49,526			ProShares Ultra Euro	183,008
		ProShares Ultra Yen	164,531			ProShares Ultra Yen	4,613

		Total Trust	$135,689,968	*		Total Trust	$65,308,025	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2014

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$122,831	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$18,504	*

VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	6,264,620	*	Payable on open futures contracts	ProShares VIX Mid-Term Futures ETF	222,845	*
		ProShares VIX Mid-Term Futures ETF	483,510	*		ProShares Short VIX Short-Term ETF	16,352,149	*
		ProShares Ultra VIX Short-Term Futures ETF	39,585,253	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	567,259		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Gold	2,287,298	*
		ProShares UltraShort Bloomberg Crude Oil	42,824,680	*		ProShares UltraShort Silver	204,570
		ProShares UltraShort Bloomberg Natural Gas	3,941,465	*		ProShares Ultra Bloomberg Commodity	331,338
		ProShares UltraShort Silver	801,083	*		ProShares Ultra Bloomberg Crude Oil	122,655,884	*
		ProShares Ultra Gold	2,055,734	*		ProShares Ultra Bloomberg Natural Gas	34,889,283	*
						ProShares Ultra Silver	12,396,680	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	385,331	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	2,256,771
		ProShares UltraShort Australian Dollar	743,481	*		ProShares UltraShort Yen	2,149,924
		ProShares UltraShort Euro	19,019,765			ProShares Ultra Euro	106,292
		ProShares UltraShort Yen	571,149			ProShares Ultra Yen	15,649
		ProShares Ultra Euro	2,921
		ProShares Ultra Yen	404

		Total Trust	$117,369,486	*		Total Trust	$193,887,187	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2014. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2014 in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2015

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Managed Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/depreciation on futures contracts	ProShares Managed Futures Strategy	$(200,957)	$(188,353)

VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(51,589,586)	19,016,568
		ProShares VIX Mid-Term Futures ETF	(3,050,039)	200,045
		ProShares Short VIX Short-Term Futures ETF	86,037,110	(23,571,645)
		ProShares Ultra VIX Short-Term Futures ETF	(401,789,858)	137,428,203

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	(75,531)	(514,197)
		ProShares UltraShort Bloomberg Crude Oil	(83,705,228)	(46,481,826)
		ProShares UltraShort Bloomberg Natural Gas	(77,627)	(832,681)
		ProShares UltraShort Gold	(525,529)	1,601,519
		ProShares UltraShort Silver	(569,146)	6,290,390
		ProShares Ultra Bloomberg Commodity	7,472	225,590
		ProShares Ultra Bloomberg Crude Oil	206,304,171	151,760,340
		ProShares Ultra Bloomberg Natural Gas	(3,971,479)	6,588,334
		ProShares Ultra Gold	(920,176)	(2,092,312)
		ProShares Ultra Silver	1,759,131	(36,480,985)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(906,332)	128,519
		ProShares UltraShort Australian Dollar	(445,902)	(517,310)
		ProShares UltraShort Euro	(29,574,030)	(18,914,111)
		ProShares UltraShort Yen	30,642,122	(14,879,883)
		ProShares Ultra Euro	436,915	645,268
		ProShares Ultra Yen	(438,565)	201,096

		Total Trust	$(252,653,064)	$179,612,569

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2014

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(41,227,047)	$(1,586,521)
		ProShares VIX Mid-Term Futures ETF	(6,666,419)	(1,487,840)
		ProShares Short VIX
		Short-Term Futures ETF	73,536,615	837,428
		ProShares Ultra VIX Short-Term Futures ETF	(247,176,983)	(10,831,519)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	130,061	(151,988)
		ProShares UltraShort Bloomberg Crude Oil	(31,567,008)	(14,316,548)
		ProShares UltraShort Bloomberg Natural Gas	(1,970,509)	(2,011,476)
		ProShares UltraShort Gold	13,875,395	(19,136,970)
		ProShares UltraShort Silver	12,455,116	(18,328,033)
		ProShares Ultra Bloomberg Commodity	(160,396)	123,172
		ProShares Ultra Bloomberg Crude Oil	9,814,101	2,164,869
		ProShares Ultra Bloomberg Natural Gas	162,451	440,646
		ProShares Ultra Gold	(21,489,136)	25,259,667
		ProShares Ultra Silver	(106,239,950)	145,054,357

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	225,122	(159,059)
		ProShares UltraShort Australian Dollar	(1,846,929)	859,039
		ProShares UltraShort Euro	5,886,956	(1,863,031)
		ProShares UltraShort Yen	268,536	(14,493,994)
		ProShares Ultra Euro	(40,251)	9,743
		ProShares Ultra Yen	(11,079)	93,948

		Total Trust	$(342,041,354)	$90,475,890

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2015

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Managed Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/depreciation on futures contracts	ProShares Managed Futures Strategy	$(81,705)	$(209,447)

VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(60,567,916)	7,645,837
		ProShares VIX Mid-Term Futures ETF	(2,923,368)	(561,010)
		ProShares Short VIX Short-Term Futures ETF	109,848,395	(227,512)
		ProShares Ultra VIX Short-Term Futures ETF	(536,883,084)	48,917,257

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	781,018	(804,831)
		ProShares UltraShort Bloomberg Crude Oil	(39,055,356)	(45,042,772)
		ProShares UltraShort Bloomberg Natural Gas	5,101,641	(3,914,406)
		ProShares UltraShort Gold	1,393,001	2,300,696
		ProShares UltraShort Silver	(1,930,851)	1,960,789
		ProShares Ultra Bloomberg Commodity	(512,987)	427,495
		ProShares Ultra Bloomberg Crude Oil	32,621,052	132,078,564
		ProShares Ultra Bloomberg Natural Gas	(49,808,443)	34,039,992
		ProShares Ultra Gold	(3,907,932)	(2,481,058)
		ProShares Ultra Silver	(16,009,962)	(1,466,757)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	1,150,762	(147,043)
		ProShares UltraShort Australian Dollar	2,533,768	(840,941)
		ProShares UltraShort Euro	77,941,788	(12,286,910)
		ProShares UltraShort Yen	25,534,388	(12,633,351)
		ProShares Ultra Euro	(628,301)	(30,111)
		ProShares Ultra Yen	(519,177)	175,163

		Total Trust	$(455,923,269)	$146,899,644

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2014

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(25,447,340)	$10,039,200
		ProShares VIX Mid-Term Futures ETF	(12,064,321)	1,401,639
		ProShares Short VIX Short-Term Futures ETF	76,268,051	803,672
		ProShares Ultra VIX Short-Term Futures ETF	(250,723,287)	(16,523,435)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	(505,634)	(22,054)
		ProShares UltraShort Bloomberg Crude Oil	(43,845,009)	(17,708,120)
		ProShares UltraShort Bloomberg Natural Gas	(11,185,543)	1,425,544
		ProShares UltraShort Gold	(8,274,292)	(16,235,921)
		ProShares UltraShort Silver	(159,289)	(8,366,466)
		ProShares Ultra Bloomberg Commodity	376,946	(6,034)
		ProShares Ultra Bloomberg Crude Oil	31,007,769	2,649,580
		ProShares Ultra Bloomberg Natural Gas	16,965,826	2,245,774
		ProShares Ultra Gold	1,944,484	20,060,269
		ProShares Ultra Silver	(32,284,378)	89,417,746

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	158,534	(77,928)
		ProShares UltraShort Australian Dollar	(1,925,538)	(1,280,445)
		ProShares UltraShort Euro	(6,295,085)	8,161,166
		ProShares UltraShort Yen	165,806	(39,034,294)
		ProShares Ultra Euro	44,885	(70,235)
		ProShares Ultra Yen	(21,596)	212,028

		Total Trust	$(265,799,011)	$37,091,686

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

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2015:

Fair Values of Derivative Instruments as of June 30, 2015
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	$—	$—	$—	$237,572	$—	$237,572
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	6,446,318	—	6,446,318
ProShares UltraShort Gold
Forward agreements	45,873	—	45,873	42,845	—	42,845
ProShares UltraShort Silver
Forward agreements	2,554,412	—	2,554,412	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	6,888,913	—	6,888,913	2,412,829	—	2,412,829
ProShares UltraShort Yen
Foreign currency forward contracts	656,113	—	656,113	14,868,239	—	14,868,239
ProShares Ultra Bloomberg Commodity
Swap agreements	96,157	—	96,157	—	—	—
ProShares Ultra Bloomberg Crude Oil
Swap agreements	18,127,758	—	18,127,758	—	—	—
ProShares Ultra Gold
Forward agreements	—	—	—	414,904	—	414,904
ProShares Ultra Silver
Forward agreements	—	—	—	13,858,527	—	13,858,527
ProShares Ultra Euro
Foreign currency forward contracts	49,526	—	49,526	183,008	—	183,008
ProShares Ultra Yen
Foreign currency forward contracts	164,531	—	164,531	4,613	—	4,613

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2015. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2015
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	$(98,160)	$98,160	$—	$—
Goldman Sachs International	(104,060)	104,060	—	—
UBS AG	(35,352)	35,352	—	—
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	(1,757,905)	1,757,905	—	—
Goldman Sachs International	(2,081,349)	2,081,349	—	—
Societe Generale S.A.	(664,936)	664,936	—	—
UBS AG	(1,942,128)	1,942,128	—	—
ProShares UltraShort Gold
Deutsche Bank AG	(26,035)	26,035	—	—
Goldman Sachs International	(16,810)	16,810	—	—
Societe Generale S.A.	19,085	(19,085)	—	—
UBS AG	26,788	—	—	26,788
ProShares UltraShort Silver
Deutsche Bank AG	1,223,509	—	(750,000)	473,509
Goldman Sachs International	546,280	(471,748)	—	74,532
Societe Generale S.A.	270,536	(270,536)	—	—
UBS AG	514,087	(426,462)	—	87,625
ProShares UltraShort Euro
Goldman Sachs International	1,502,917	—	—	1,502,917
UBS AG	2,973,167	—	—	2,973,167
ProShares UltraShort Yen
Goldman Sachs International	(7,208,165)	7,208,165	—	—
UBS AG	(7,003,961)	7,003,961	—	—
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	41,883	—	—	41,883
Goldman Sachs International	40,373	—	—	40,373
UBS AG	13,901	—	—	13,901
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	5,709,314	—	—	5,709,314
Goldman Sachs International	5,294,770	—	—	5,294,770
Societe Generale S.A.	2,092,023	(2,092,023)	—	—
UBS AG	5,031,651	—	—	5,031,651
ProShares Ultra Gold
Deutsche Bank AG	(262,178)	262,178	—	—
Goldman Sachs International	(43,820)	43,820	—	—
Societe Generale S.A.	(36,974)	36,974	—	—
UBS AG	(71,932)	71,932	—	—
ProShares Ultra Silver
Deutsche Bank AG	(5,222,832)	5,222,832	—	—
Goldman Sachs International	(3,532,501)	3,532,501	—	—
Societe Generale S.A.	(1,435,222)	1,435,222	—	—
UBS AG	(3,667,972)	3,667,972	—	—
ProShares Ultra Euro
Goldman Sachs International	(73,167)	73,167	—	—
UBS AG	(60,315)	60,315	—	—
ProShares Ultra Yen
Goldman Sachs International	103,442	—	—	103,442
UBS AG	56,476	—	—	56,476

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2014:

Fair Values of Derivative Instruments as of December 31, 2014
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	$567,259	$—	$567,259	$—	$—	$—
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	27,018,077	—	27,018,077	—	—	—
ProShares UltraShort Gold
Forward agreements	—	—	—	2,282,778	—	2,282,778
ProShares UltraShort Silver
Forward agreements	799,523	—	799,523	204,570	—	204,570
ProShares UltraShort Euro
Foreign currency forward contracts	19,019,765	—	19,019,765	2,256,771	—	2,256,771
ProShares UltraShort Yen
Foreign currency forward contracts	571,149	—	571,149	2,149,924	—	2,149,924
ProShares Ultra Bloomberg Commodity
Swap agreements	—	—	—	331,338	—	331,338
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	76,181,097	—	76,181,097
ProShares Ultra Gold
Forward agreements	2,051,154	—	2,051,154	—	—	—
ProShares Ultra Silver
Forward agreements	—	—	—	12,395,120	—	12,395,120
ProShares Ultra Euro
Foreign currency forward contracts	2,921	—	2,921	106,292	—	106,292
ProShares Ultra Yen
Foreign currency forward contracts	404	—	404	15,649	—	15,649

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2014
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	$243,474	$—	$—	$243,474
Goldman Sachs International	240,271	—	—	240,271
UBS AG	83,514	—	—	83,514
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	7,669,493	—	(6,800,000)	869,493
Goldman Sachs International	8,362,336	(7,598,657)	—	763,679
Societe Generale S.A.	2,132,657	(2,132,657)	—	—
UBS AG	8,853,591	(8,281,350)	—	572,241
ProShares UltraShort Gold
Deutsche Bank AG	(1,422,997)	1,422,997	—	—
Goldman Sachs International	(354,660)	354,660	—	—
Societe Generale S.A.	(182,225)	182,225	—	—
UBS AG	(322,896)	322,896	—	—
ProShares UltraShort Silver
Deutsche Bank AG	462,619	—	(462,619)	—
Goldman Sachs International	138,563	(138,563)	—	—
Societe Generale S.A.	198,341	(198,341)	—	—
UBS AG	(204,570)	204,570	—	—
ProShares UltraShort Euro
Goldman Sachs International	8,193,303	(6,008,925)	—	2,184,378
UBS AG	8,569,691	(6,592,366)	(11,518)	1,965,807
ProShares UltraShort Yen
Goldman Sachs International	(1,466,239)	1,466,239	—	—
UBS AG	(112,536)	112,536	—	—
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	(143,751)	143,751	—	—
Goldman Sachs International	(138,532)	138,532	—	—
UBS AG	(49,055)	49,055	—	—
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	(24,223,667)	24,223,667	—	—
Goldman Sachs International	(24,285,701)	24,285,701	—	—
Societe Generale S.A.	(5,528,160)	5,528,160	—	—
UBS AG	(22,143,569)	22,143,569	—	—
ProShares Ultra Gold
Deutsche Bank AG	1,231,694	—	(1,231,694)	—
Goldman Sachs International	222,126	—	—	222,126
Societe Generale S.A.	190,591	(190,591)	—	—
UBS AG	406,743	(406,743)	—	—
ProShares Ultra Silver
Deutsche Bank AG	(6,220,069)	6,220,069	—	—
Goldman Sachs International	(2,124,796)	2,124,796	—	—
Societe Generale S.A.	(1,384,207)	1,384,207	—	—
UBS AG	(2,666,048)	2,666,048	—	—
ProShares Ultra Euro
Goldman Sachs International	(38,856)	38,856	—	—
UBS AG	(64,515)	64,515	—	—
ProShares Ultra Yen
Goldman Sachs International	(12,255)	12,255	—	—
UBS AG	(2,990)	2,990	—	—

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

Transaction fees for the three and six months ended June 30, 2015, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Managed Futures Strategy	$—	$—
VIX Short-Term Futures ETF	18,423	51,826
VIX Mid-Term Futures ETF	2,955	8,093
Short VIX Short-Term Futures ETF	66,674	127,966
Ultra VIX Short-Term Futures ETF	277,542	614,512
UltraShort Bloomberg Commodity	—	—
UltraShort Bloomberg Crude Oil	136,787	268,446
UltraShort Bloomberg Natural Gas	2,026	4,839
UltraShort Gold	1,033	6,279
UltraShort Silver	10,886	19,886
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra Bloomberg Commodity	536	536
Ultra Bloomberg Crude Oil	257,034	550,274
Ultra Bloomberg Natural Gas	4,091	8,754
Ultra Gold	864	2,323
Ultra Silver	12,377	22,885
Ultra Euro	—	—
Ultra Yen	—	—

Total Trust	$791,228	$1,686,619

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2015:

For the Three Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	Managed Futures Strategy	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil
Net asset value, at March 31, 2015	$21.4684	$17.0847	$61.3728	$67.6743	$75.9490	$96.9776	$86.7311
Net investment income (loss)	(0.0445)	(0.0298)	(0.1229)	(0.3010)	(0.1810)	(0.2046)	(0.1564)
Net realized and unrealized gain (loss)#	(0.9263)	(3.5364)	(6.3101)	11.4796	(31.2512)	(9.8320)	(29.7623)
Change in net asset value from operations	(0.9708)	(3.5662)	(6.4330)	11.1786	(31.4322)	(10.0366)	(29.9187)
Net asset value, at June 30, 2015	$20.4976	$13.5185	$54.9398	$78.8529	$44.5168	$86.9410	$56.8124

Market value per share, at March 31, 2015†	$21.50	$17.01	$61.09	$68.04	$75.25	$98.25	$87.14
Market value per share, at June 30, 2015†	$20.90	$13.42	$54.31	$79.06	$43.96	$88.96	$57.12

Total Return, at net asset value^	(4.5)%	(20.9)%	(10.5)%	16.5%	(41.4)%	(10.3)%	(34.5)%
Total Return, at market value^	(2.8)%	(21.1)%	(11.1)%	16.2%	(41.6)%	(9.5)%	(34.5)%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.92)%	(0.91)%	(1.49)%	(1.58)%	(0.95)%	(1.07)%
Expense ratio, excluding brokerage commissions	(0.75)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.85)%	(0.89)%	(0.88)%	(1.47)%	(1.56)%	(0.92)%	(1.04)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

For the Three Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at March 31, 2015	$87.4862	$97.8203	$101.1739	$44.8528	$57.4419	$26.9495	$88.9747
Net investment income (loss)	(0.3131)	(0.2193)	(0.2333)	(0.1020)	(0.1372)	(0.0575)	(0.2067)
Net realized and unrealized gain (loss)#	(12.3763)	1.4001	8.4908	(1.7288)	(2.7520)	(2.1526)	3.4095
Change in net asset value from operations	(12.6894)	1.1808	8.2575	(1.8308)	(2.8892)	(2.2101)	3.2028
Net asset value, at June 30, 2015	$74.7968	$99.0011	$109.4314	$43.0220	$54.5527	$24.7394	$92.1775

Market value per share, at March 31, 2015†	$87.54	$98.18	$100.85	$44.87	$57.34	$26.95	$88.91
Market value per share, at June 30, 2015†	$75.20	$98.82	$108.54	$43.05	$55.09	$24.75	$92.19

Total Return, at net asset value^	(14.5)%	1.2%	8.2%	(4.1)%	(5.0)%	(8.2)%	3.6%
Total Return, at market value^	(14.1)%	0.7%	7.6%	(4.1)%	(3.9)%	(8.2)%	3.7%

Ratios to Average Net Assets**

Expense ratio	(1.58)%	(0.95)%	(0.95)%	(0.97)%	(1.03)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.56)%	(0.91)%	(0.92)%	(0.94)%	(1.01)%	(0.91)%	(0.91)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

For the Three Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Commodity*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at March 31, 2015	$45.6545	$34.1249	$45.6663	$38.3796	$41.4806	$15.5427	$55.9986
Net investment income (loss)	(0.1110)	(0.1142)	(0.1525)	(0.0877)	(0.0904)	(0.0377)	(0.1248)
Net realized and unrealized gain (loss)#	4.0403	11.4881	(0.0891)	(1.2720)	(4.9420)	1.0857	(2.3709)
Change in net asset value from operations	3.9293	11.3739	(0.2416)	(1.3597)	(5.0324)	1.0480	(2.4957)
Net asset value, at June 30, 2015	$49.5838	$45.4988	$45.4247	$37.0199	$36.4482	$16.5907	$53.5029

Market value per share, at March 31, 2015†	$46.80	$33.95	$45.56	$38.14	$41.69	$15.54	$55.96
Market value per share, at June 30, 2015†	$47.02	$45.20	$45.20	$37.04	$36.63	$16.59	$53.61

Total Return, at net asset value^	8.6%	33.3%	(0.5)%	(3.5)%	(12.1)%	6.7%	(4.5)%
Total Return, at market value^	0.5%	33.1%	(0.8)%	(2.9)%	(12.1)%	6.8%	(4.2)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.04)%	(1.37)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(1.01)%	(1.33)%	(0.91)%	(0.90)%	(0.92)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended June 30, 2014:

For the Three Months Ended June 30, 2014 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF*	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at March 31, 2014	$28.2007	$73.9747	$61.8592	$301.4824	$54.7316	$28.4845	$43.9084
Net investment income (loss)	(0.0488)	(0.1399)	(0.2536)	(0.8921)	(0.1211)	(0.0623)	(0.1094)
Net realized and unrealized gain (loss)#	(9.1435)	(12.0658)	26.8007	(167.8301)	(0.3675)	(3.7890)	(3.2407)
Change in net asset value from operations	(9.1923)	(12.2057)	26.5471	(168.7222)	(0.4886)	(3.8513)	(3.3501)
Net asset value, at June 30, 2014	$19.0084	$61.7690	$88.4063	$132.7602	$54.2430	$24.6332	$40.5583

Market value per share, at March 31, 2014†	$28.10	$74.00	$61.97	$299.55	$55.25	$28.54	$43.71
Market value per share, at June 30, 2014†	$19.03	$61.88	$88.27	$133.10	$52.00	$24.61	$40.43

Total Return, at net asset value^	(32.6)%	(16.5)%	42.9%	(56.0)%	(0.9)%	(13.5)%	(7.6)%
Total Return, at market value^	(32.3)%	(16.4)%	42.4%	(55.6)%	(5.9)%	(13.8)%	(7.5)%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%	(1.48)%	(1.73)%	(0.95)%	(0.98)%	(1.15)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.81)%	(0.81)%	(1.44)%	(1.71)%	(0.91)%	(0.94)%	(1.11)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

For the Three Months Ended June 30, 2014 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity*
Net asset value, at March 31, 2014	$88.2955	$82.7317	$35.5105	$42.3310	$16.9264	$67.6164	$88.4253
Net investment income (loss)	(0.1972)	(0.1892)	(0.0817)	(0.0991)	(0.0380)	(0.1463)	(0.2026)
Net realized and unrealized gain (loss)#	(4.1015)	(8.8783)	0.1843	(1.9777)	0.1719	(2.5778)	(0.1074)
Change in net asset value from operations	(4.2987)	(9.0675)	0.1026	(2.0768)	0.1339	(2.7241)	(0.3100)
Net asset value, at June 30, 2014	$83.9968	$73.6642	$35.6131	$40.2542	$17.0603	$64.8923	$88.1153

Market value per share, at March 31, 2014†	$89.45	$84.24	$35.58	$42.27	$16.93	$67.62	$86.04
Market value per share, at June 30, 2014†	$82.11	$72.05	$35.66	$40.29	$17.05	$64.89	$88.08

Total Return, at net asset value^	(4.9)%	(11.0)%	0.3%	(4.9)%	0.8%	(4.0)%	(0.4)%
Total Return, at market value^	(8.2)%	(14.5)%	0.2%	(4.7)%	0.7%	(4.0)%	2.4%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.97)%	(1.00)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.90)%	(0.92)%	(0.96)%	(0.89)%	(0.89)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

For the Three Months Ended June 30, 2014 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at March 31, 2014	$173.1303	$180.5494	$47.0239	$65.2313	$26.0292	$77.2222
Net investment income (loss)	(0.4229)	(0.5346)	(0.1043)	(0.1410)	(0.0578)	(0.1753)
Net realized and unrealized gain (loss)#	23.2450	0.1259	1.4581	5.0140	(0.3060)	2.8224
Change in net asset value from operations	22.8221	(0.4087)	1.3538	4.8730	(0.3638)	2.6471
Net asset value, at June 30, 2014	$195.9524	$180.1407	$48.3777	$70.1043	$25.6654	$79.8693

Market value per share, at March 31, 2014†	$172.80	$181.28	$46.34	$64.12	$25.98	$77.16
Market value per share, at June 30, 2014†	$195.95	$180.08	$49.41	$71.76	$25.80	$80.28

Total Return, at net asset value^	13.2%	(0.2)%	2.9%	7.5%	(1.4)%	3.4%
Total Return, at market value^	13.4%	(0.7)%	6.6%	11.9%	(0.7)%	4.0%

Ratios to Average Net Assets**

Expense ratio	(0.98)%	(1.15)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(1.11)%	(0.90)%	(0.91)%	(0.90)%	(0.89)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2015:

For the Six Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	Managed Futures Strategy	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil
Net asset value, at December 31, 2014	$21.1354	$20.9321	$63.6020	$61.4004	$125.4591	$87.7495	$77.9790

Net investment income (loss)	(0.0878)	(0.0712)	(0.2673)	(0.4540)	(0.5018)	(0.4099)	(0.3489)
Net realized and unrealized gain (loss)#	(0.5500)	(7.3424)	(8.3949)	17.9065	(80.4405)	(0.3986)	(20.8177)
Change in net asset value from operations	(0.6378)	(7.4136)	(8.6622)	17.4525	(80.9423)	(0.8085)	(21.1666)
Net asset value, at June 30, 2015	$20.4976	$13.5185	$54.9398	$78.8529	$44.5168	$86.9410	$56.8124

Market value per share, at December 31, 2014†	$21.28	$20.99	$63.89	$61.16	$125.75	$87.44	$76.52
Market value per share, at June 30, 2015†	$20.90	$13.42	$54.31	$79.06	$43.96	$88.96	$57.12

Total Return, at net asset value^	(3.0)%	(35.4)%	(13.6)%	28.4%	(64.5)%	(0.9)%	(27.1)%
Total Return, at market value^	(1.8)%	(36.1)%	(15.0)%	29.3%	(65.0)%	1.7%	(25.4)%

Ratios to Average Net Assets**

Expense ratio	(0.84)%	(0.95)%	(0.94)%	(1.43)%	(1.63)%	(0.95)%	(1.04)%
Expense ratio, excluding brokerage commissions	(0.75)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.84)%	(0.92)%	(0.90)%	(1.40)%	(1.61)%	(0.91)%	(1.02)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

For the Six Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2014	$83.9577	$96.6516	$115.6143	$40.0617	$51.3790	$21.5946	$89.3336

Net investment income (loss)	(0.5876)	(0.4295)	(0.4638)	(0.2016)	(0.2717)	(0.1123)	(0.4045)
Net realized and unrealized gain (loss)#	(8.5733)	2.7790	(5.7191)	3.1619	3.4454	3.2571	3.2484
Change in net asset value from operations	(9.1609)	2.3495	(6.1829)	2.9603	3.1737	3.1448	2.8439
Net asset value, at June 30, 2015	$74.7968	$99.0011	$109.4314	$43.0220	$54.5527	$24.7394	$92.1775

Market value per share, at December 31, 2014†	$82.03	$100.22	$119.39	$40.03	$51.37	$21.61	$89.30
Market value per share, at June 30, 2015†	$75.20	$98.82	$108.54	$43.05	$55.09	$24.75	$92.19

Total Return, at net asset value^	(10.9)%	2.4%	(5.3)%	7.4%	6.2%	14.6%	3.2%
Total Return, at market value^	(8.3)%	(1.4)%	(9.1)%	7.5%	7.2%	14.5%	3.2%

Ratios to Average Net Assets**

Expense ratio	(1.50)%	(0.95)%	(0.95)%	(0.97)%	(1.02)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.48)%	(0.91)%	(0.91)%	(0.94)%	(1.01)%	(0.91)%	(0.91)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

For the Six Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Commodity*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2014	$52.1342	$50.7400	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747

Net investment income (loss)	(0.2214)	(0.2074)	(0.3071)	(0.1780)	(0.1842)	(0.0751)	(0.2523)
Net realized and unrealized gain (loss)#	(2.3290)	(5.0338)	(15.9173)	(2.8032)	(2.7333)	(3.2086)	(2.7195)
Change in net asset value from operations	(2.5504)	(5.2412)	(16.2244)	(2.9812)	(2.9175)	(3.2837)	(2.9718)
Net asset value, at June 30, 2015	$49.5838	$45.4988	$45.4247	$37.0199	$36.4482	$16.5907	$53.5029

Market value per share, at December 31, 2014†	$51.44	$51.85	$63.12	$38.41	$38.05	$19.80	$56.48
Market value per share, at June 30, 2015†	$47.02	$45.20	$45.20	$37.04	$36.63	$16.59	$53.61

Total Return, at net asset value^	(4.9)%	(10.3)%	(26.3)%	(7.5)%	(7.4)%	(16.5)%	(5.3)%
Total Return, at market value^	(8.6)%	(12.8)%	(28.4)%	(3.6)%	(3.7)%	(16.2)%	(5.1)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.02)%	(1.26)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.99)%	(1.23)%	(0.91)%	(0.90)%	(0.92)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2014:

For the Six Months Ended June 30, 2014 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF*	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2013	$28.5387	$77.1838	$67.4993	$335.4203	$63.2936	$31.7301	$69.9635

Net investment income (loss)	(0.1078)	(0.2934)	(0.4717)	(2.1412)	(0.2543)	(0.1298)	(0.2303)
Net realized and unrealized gain (loss)#	(9.4225)	(15.1214)	21.3787	(200.5189)	(8.7963)	(6.9671)	(29.1749)
Change in net asset value from operations	(9.5303)	(15.4148)	20.9070	(202.6601)	(9.0506)	(7.0969)	(29.4052)
Net asset value, at June 30, 2014	$19.0084	$61.7690	$88.4063	$132.7602	$54.2430	$24.6332	$40.5583

Market value per share, at December 31, 2013†	$28.53	$77.16	$67.47	$335.60	$58.41	$31.58	$69.36
Market value per share, at June 30, 2014†	$19.03	$61.88	$88.27	$133.10	$52.00	$24.61	$40.43

Total Return, at net asset value^	(33.4)%	(20.0)%	31.0%	(60.4)%	(14.3)%	(22.4)%	(42.0)%
Total Return, at market value^	(33.3)%	(19.8)%	30.8%	(60.3)%	(11.0)%	(22.1)%	(41.7)%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%	(1.49)%	(1.76)%	(0.95)%	(0.98)%	(1.16)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.80)%	(0.81)%	(1.45)%	(1.73)%	(0.91)%	(0.93)%	(1.12)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

For the Six Months Ended June 30, 2014 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro		UltraShort Australian Dollar	UltraShort Euro		UltraShort Yen	Ultra Bloomberg Commodity*
Net asset value, at December 31, 2013	$103.5180	$89.7820	$35.5867		$46.6384	$17.0613		$70.8640	$77.7259

Net investment income (loss)	(0.3952)	(0.3644)	(0.1618)		(0.2068)	(0.0753)		(0.2923)	(0.3883)
Net realized and unrealized gain (loss)#	(19.1260)	(15.7534)	0.1882		(6.1774)	0.0743		(5.6794)	10.7777
Change in net asset value from operations	(19.5212)	(16.1178)	0.0264		(6.3842)	(0.0010)		(5.9717)	10.3894
Net asset value, at June 30, 2014	$83.9968	$73.6642	$35.6131		$40.2542	$17.0603		$64.8923	$88.1153

Market value per share, at December 31, 2013†	$103.53	$90.19	$35.66		$46.66	$17.06		$70.91	$76.52
Market value per share, at June 30, 2014†	$82.11	$72.05	$35.66		$40.29	$17.05		$64.89	$88.08

Total Return, at net asset value^	(18.9)%	(18.0)%	0.1%		(13.7)%	0.0	%***	(8.4)%	13.4%
Total Return, at market value^	(20.7)%	(20.1)%	0.0	%***	(13.7)%	(0.1)%		(8.5)%	15.1%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.96)%		(1.01)%	(0.95)%		(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%		(0.95)%	(0.95)%		(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.89)%	(0.91)%		(0.95)%	(0.89)%		(0.88)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.
***	Amount represents less than 0.01%.

For the Six Months Ended June 30, 2014 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2013	$160.4495	$155.3534	$41.2553	$63.3305	$26.0346	$74.5261

Net investment income (loss)	(0.7618)	(0.9831)	(0.2104)	(0.2944)	(0.1144)	(0.3464)
Net realized and unrealized gain (loss)#	36.2647	25.7704	7.3328	7.0682	(0.2548)	5.6896
Change in net asset value from operations	35.5029	24.7873	7.1224	6.7738	(0.3692)	5.3432
Net asset value, at June 30, 2014	$195.9524	$180.1407	$48.3777	$70.1043	$25.6654	$79.8693

Market value per share, at December 31, 2013†	$161.10	$157.12	$41.26	$63.04	$25.98	$74.44
Market value per share, at June 30, 2014†	$195.95	$180.08	$49.41	$71.76	$25.80	$80.28

Total Return, at net asset value^	22.1%	16.0%	17.3%	10.7%	(1.4)%	7.2%
Total Return, at market value^	21.6%	14.6%	19.8%	13.8%	(0.7)%	7.8%

Ratios to Average Net Assets**

Expense ratio	(0.98)%	(1.12)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.07)%	(0.90)%	(0.90)%	(0.89)%	(0.89)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

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

Shareholder Concentration

As of June 30, 2015, ProShares Morningstar Alternatives Solution ETF, an ETF affiliated with the Funds, owned 66% of the outstanding shares of the Managed Futures Fund. Subscription and redemption activity by concentrated shareholders may have a significant effect on the operations of the Fund.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2015, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

On May 22, 2015, the Trust announced plans to liquidate ProShares Ultra Australian Dollar (ticker symbol: GDAY). ProShares Ultra Australian Dollar was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on June 18, 2015. Beginning June 19, 2015, no secondary market for ProShares Ultra Australian Dollar’s Shares remained. Proceeds of the liquidation were distributed to shareholders on June 29, 2015. Any shareholders remaining in the fund on June 29, 2015 automatically had their shares redeemed for cash at ProShares Ultra Australian Dollar’s net asset value per Share as of June 19, 2015. On June 30, 2015, the NYSE Arca filed a Form 25 removing the listing of ProShares Ultra Australian Dollar on the NYSE Arca. On July 10, 2015 a Form 15 was filed with the U.S. Securities and Exchange Commission (“SEC”) terminating the registration of ProShares Ultra Australian Dollar.

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

Until March 19, 2015, the price of gold for each of ProShares UltraShort Gold and ProShares Ultra Gold was the U.S. dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the LBMA, authorized to affect such delivery. On February 19, 2015, the LBMA, the company that ran the London gold fix, announced that, as of March 20, 2015, they would stop running the process. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, based on an electronic, physically settled auction-based methodology effective March 20, 2015. The LBMA Gold Price is determined each trading day at 3:00 p.m. London time, providing a reference gold price for that day’s trading.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2015 and 2014 each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2015	Interest Income Three Months Ended June 30, 2014	Interest Income Six Months Ended June 30, 2015	Interest Income Six Months Ended June 30, 2014
ProShares Managed Futures Strategy	$—	$—	$—	$—
ProShares VIX Short- Term Futures ETF	11,228	10,546	21,135	34,214
ProShares VIX Mid-Term Futures ETF	2,162	4,925	4,876	10,253
ProShares Short VIX Short-Term Futures ETF	14,724	20,024	44,653	44,229
ProShares Ultra VIX Short-Term Futures ETF	32,035	20,656	64,494	41,932
ProShares UltraShort Bloomberg Commodity	468	344	996	652
ProShares UltraShort Bloomberg Crude Oil	15,983	39,315	36,495	76,288
ProShares UltraShort Bloomberg Natural Gas	595	6,257	1,580	12,940
ProShares UltraShort Gold	6,595	12,750	14,791	27,945
ProShares UltraShort Silver	4,035	7,838	10,178	20,795
ProShares Short Euro	1,283	1,359	2,663	2,405
ProShares UltraShort Australian Dollar	749	2,127	1,856	5,991
ProShares UltraShort Euro	54,503	59,294	122,093	128,651
ProShares UltraShort Yen	39,919	56,785	84,967	135,009
ProShares Ultra Bloomberg Commodity	232	387	486	719
ProShares Ultra Bloomberg Crude Oil	65,327	11,287	141,569	32,988
ProShares Ultra Bloomberg Natural Gas	5,742	1,811	11,384	8,084

Fund	Interest Income Three Months Ended June 30, 2015	Interest Income Three Months Ended June 30, 2014	Interest Income Six Months Ended June 30, 2015	Interest Income Six Months Ended June 30, 2014
ProShares Ultra Gold	8,894	17,629	21,632	31,457
ProShares Ultra Silver	36,301	51,355	74,547	113,957
ProShares Ultra Euro	1,028	327	1,562	705
ProShares Ultra Yen	459	386	750	821

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 6, 2015, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three and six months ended June 30, 2015.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the three months ended June 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

ProShares Managed Futures Strategy

Since the Fund commenced investment operations on October 1, 2014, comparisons of the Fund’s results of operations for the three months ended June 30, 2014 have not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015:

Three Months Ended June 30, 2015
NAV beginning of period	$8,587,555
NAV end of period	$9,224,129
Percentage change in NAV	7.4%
Shares outstanding beginning of period	400,010
Shares outstanding end of period	450,010
Percentage change in shares outstanding	12.5%
Shares created	50,000
Shares redeemed	—
Per share NAV beginning of period	$21.47
Per share NAV end of period	$20.50
Percentage change in per share NAV	(4.5)%
Percentage change in benchmark	(4.4)%
Benchmark annualized volatility	4.5%

During the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 400,010 outstanding Shares at March 31, 2015 to 450,010 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P Strategic Futures Index.

For the three months ended June 30, 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 9, 2015 at $21.39 per Share and reached its low for the period on June 30, 2015 at $20.50 per Share.

The benchmark’s decline of 4.4% for the three months ended June 30, 2015, can be attributed to a depreciation in value of the futures contracts that make up the S&P Strategic Futures Index during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015:

Three Months Ended June 30, 2015
Net investment income (loss)	$(18,095)
Brokerage commissions	2,184
Offering costs	16,401
Limitation by Sponsor	(490)
Net realized gain (loss)	(200,957)
Change in net unrealized appreciation/depreciation	(188,353)
Net income (loss)	$(407,405)

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$149,487,509	$117,732,469
NAV end of period	$169,655,175	$98,364,760
Percentage change in NAV	13.5%	(16.5)%
Shares outstanding beginning of period	8,749,812	4,174,812
Shares outstanding end of period	12,549,812	5,174,812
Percentage change in shares outstanding	43.4%	24.0%
Shares created	4,100,000	2,400,000
Shares redeemed	300,000	1,400,000
Per share NAV beginning of period	$17.08	$28.20
Per share NAV end of period	$13.52	$19.01
Percentage change in per share NAV	(20.8)%	(32.6)%
Percentage change in benchmark	(20.8)%	(32.4)%
Benchmark annualized volatility	54.7%	34.1%

During the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 8,749,812 outstanding Shares at March 31, 2015 to 12,549,812 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 4,174,812 outstanding Shares at March 31, 2014 to 5,174,812 outstanding Shares at June 30, 2014.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.8% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 32.6% for the three months ended June 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 1, 2015 at $16.89 per Share and reached its low for the period on June 23, 2015 at $11.26 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 11, 2014 at $29.77 per Share and reached its low for the period on June 30, 2014 at $19.01 per Share.

The benchmark’s decline of 20.8% for the three months ended June 30, 2015, as compared to the benchmark’s decline of 32.4% for the three months ended June 30, 2014, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(331,587)	$(226,038)
Management fee	316,922	236,584
Brokerage commissions	25,893	—
Net realized gain (loss)	(51,588,577)	(41,222,421)
Change in net unrealized appreciation/depreciation	19,018,212	(1,589,050)
Net income (loss)	$(32,901,952)	$(43,037,509)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2015.

ProShares VIX Mid-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$28,379,030	$57,792,817
NAV end of period	$26,777,867	$40,535,994
Percentage change in NAV	(5.6)%	(29.9)%
Shares outstanding beginning of period	462,404	781,251
Shares outstanding end of period	487,404	656,251
Percentage change in shares outstanding	5.4%	(16.0)%
Shares created	100,000	187,500
Shares redeemed	75,000	312,500
Per share NAV beginning of period	$61.37	$73.97
Per share NAV end of period	$54.94	$61.77
Percentage change in per share NAV	(10.5)%	(16.5)%
Percentage change in benchmark	(10.3)%	(16.2)%
Benchmark annualized volatility	21.7%	16.4%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 462,404 outstanding Shares at March 31, 2015 to 487,404 outstanding Shares at June 30, 2015. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 781,251 outstanding Shares at March 31, 2014 to 656,251 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.5% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 16.5% for the three months ended June 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 1, 2015 at $61.53 per Share and reached its low for the period on June 26, 2015 at $52.16 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 14, 2014 at $74.52 per Share and reached its low for the period on June 30, 2014 at $61.78 per Share.

The benchmark’s decline of 10.3% for the three months ended June 30, 2015, as compared to the benchmark’s decline of 16.2% for the three months ended June 30, 2014, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(57,794)	$(97,187)
Management fee	56,030	102,112
Brokerage commissions	3,926	—

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net realized gain (loss)	(3,049,969)	(6,665,185)
Change in net unrealized appreciation/depreciation	199,653	(1,489,069)
Net income (loss)	$(2,908,110)	$(8,251,441)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares VIX Mid-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$280,850,972	$213,416,566
NAV end of period	$189,250,124	$181,236,514
Percentage change in NAV	(32.6)%	(15.1)%
Shares outstanding beginning of period	4,150,040	3,450,040
Shares outstanding end of period	2,400,040	2,050,040
Percentage change in shares outstanding	(42.2)%	(40.6)%
Shares created	2,400,000	1,100,000
Shares redeemed	4,150,000	2,500,000
Per share NAV beginning of period	$67.67	$61.86
Per share NAV end of period	$78.85	$88.41
Percentage change in per share NAV	16.5%	42.9%
Percentage change in benchmark	(20.8)%	(32.4)%
Benchmark annualized volatility	54.7%	61.3%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 4,150,040 outstanding Shares at March 31, 2015 to 2,400,040 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 3,450,040 outstanding Shares at March 31, 2014 to 2,050,040 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.5% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 42.9% for the three months ended June 30, 2014, was primarily due to a lesser appreciation in the value of the assets of the fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 23, 2015 at $97.71 per Share and reached its low for the period on April 1, 2015 at $68.45 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 30, 2014 at $88.41 per Share and reached its low for the period on April 11, 2014 at $58.05 per Share.

The benchmark’s decline of 20.8% for the three months ended June 30, 2015, as compared to the benchmark’s decline of 32.4% for the three months ended June 30, 2014, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(840,088)	$(740,111)
Management fee	544,083	486,704
Brokerage commissions	310,729	273,431
Net realized gain (loss)	86,044,478	73,543,760
Change in net unrealized appreciation/depreciation	(23,573,452)	831,898
Net income (loss)	$61,630,938	$73,635,547

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2015.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$693,720,084	$317,768,440
NAV end of period	$431,922,188	$295,261,247
Percentage change in NAV	(37.7)%	(7.1)%
Shares outstanding beginning of period	9,134,020	1,054,020
Shares outstanding end of period	9,702,448	2,224,020
Percentage change in shares outstanding	6.2%	111.0%
Shares created	13,850,000	1,910,000
Shares redeemed	13,281,572	740,000
Per share NAV beginning of period	$75.95	$301.48
Per share NAV end of period	$44.52	$132.76
Percentage change in per share NAV	(41.4)%	(56.0)%
Percentage change in benchmark	(20.8)%	(32.4)%
Benchmark annualized volatility	54.6%	34.1%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 9,134,020 outstanding Shares at March 31, 2015 to 9,702,448 outstanding Shares at June 30, 2015. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,054,020 outstanding Shares at March 31, 2014 to 2,224,020 outstanding Shares at June 30, 2014.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 41.4% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 56.0% for the three months ended June 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 1, 2015 at $74.19 per Share and reached its low for the period on June 23, 2015 at $31.60 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 11, 2014 at $333.65 per Share and reached its low for the period on June 30, 2014 at $132.75 per Share.

The benchmark’s decline of 20.8% for the three months ended June 30, 2015, as compared to the benchmark’s decline of 32.4% for the three months ended June 30, 2014, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(2,003,111)	$(1,418,872)
Management fee	1,219,938	789,047
Brokerage commissions	815,208	650,481
Net realized gain (loss)	(401,777,431)	(247,162,005)
Change in net unrealized appreciation/depreciation	137,439,142	(10,838,017)
Net income (loss)	$(266,341,400)	$(259,418,894)

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decline in the prices of the near-term futures contracts on the VIX futures curve and a significant increase in shares outstanding during the three months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$5,818,363	$3,283,730
NAV end of period	$5,216,200	$3,254,416
Percentage change in NAV	(10.3)%	(0.9)%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$96.98	$54.73
Per share NAV end of period	$86.94	$54.24
Percentage change in per share NAV	(10.4)%	(0.9)%
Percentage change in benchmark	4.7%	0.1%
Benchmark annualized volatility	14.0%	7.1%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2015 to June 30, 2015. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2014 to June 30, 2014.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.4% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 0.9% for the three months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 9, 2015 at $95.34 per Share and reached its low for the period on May 14, 2015 at $83.15 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 11, 2014 at $55.82 per Share and reached its low for the period on April 29, 2014 at $51.38 per Share.

The benchmark’s rise of 4.7% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 0.1% for the three months ended June 30, 2014, can be attributed to a greater appreciation of the underlying components of the index during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(12,273)	$(7,267)
Management fee	12,741	7,611
Net realized gain (loss)	(75,515)	130,061
Change in net unrealized appreciation/depreciation	(514,375)	(152,108)
Net income (loss)	$(602,163)	$(29,314)

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a greater rise in the Fund’s benchmark index during the three months ended June 30, 2015.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$370,337,005	$318,170,803
NAV end of period	$180,092,283	$362,599,585
Percentage change in NAV	(51.4)%	14.0%
Shares outstanding beginning of period	4,269,944	11,169,944
Shares outstanding end of period	3,169,944	14,719,944
Percentage change in shares outstanding	(25.8)%	31.8%
Shares created	4,550,000	6,900,000
Shares redeemed	5,650,000	3,350,000
Per share NAV beginning of period	$86.73	$28.48
Per share NAV end of period	$56.81	$24.63
Percentage change in per share NAV	(34.5)%	(13.5)%
Percentage change in benchmark	17.5%	6.7%
Benchmark annualized volatility	35.9%	12.3%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,269,944 outstanding Shares at March 31, 2015 to 3,169,944 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended June 30, 2014, the increase in the Fund’s NAV resulted from an increase from 11,169,944 outstanding Shares at March 31, 2014 to 14,719,944 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 34.5% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 13.5% for the three months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 2, 2015 at $80.60 per Share and reached its low for the period on June 10, 2015 at $52.91 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 2, 2014 at $29.58 per Share and reached its low for the period on June 20, 2014 at $24.07 per Share.

The benchmark’s rise of 17.5% for the three months ended June 30, 2015, as compared to the rise of 6.7% for the three months ended June 30, 2014, can be attributed to a greater increase in the price of WTI Crude Oil during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(732,642)	$(829,357)
Management fee	667,767	841,703
Brokerage commissions	80,858	26,969
Net realized gain (loss)	(83,697,622)	(31,561,980)
Change in net unrealized appreciation/depreciation	(46,476,651)	(14,323,306)
Net income (loss)	$(130,906,915)	$(46,714,643)

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a greater increase in the price of WTI Crude Oil during the three months ended June 30, 2015.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$10,931,570	$73,544,544
NAV end of period	$13,085,851	$49,682,009
Percentage change in NAV	19.7%	(32.4)%
Shares outstanding beginning of period	124,952	1,674,952
Shares outstanding end of period	174,952	1,224,952
Percentage change in shares outstanding	40.0%	(26.9)%
Shares created	150,000	300,000
Shares redeemed	100,000	750,000
Per share NAV beginning of period	$87.49	$43.91
Per share NAV end of period	$74.80	$40.56
Percentage change in per share NAV	(14.5)%	(7.6)%
Percentage change in benchmark	1.8%	1.0%
Benchmark annualized volatility	39.3%	27.8%

During the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 124,952 outstanding Shares at March 31, 2015 to 174,952 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,674,952 outstanding Shares at March 31, 2014 to 1,224,952 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.5% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 7.6% for the three months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 27, 2015 at $97.17 per Share and reached its low for the period on May 15, 2015 at $65.92 per Share. By comparison, during three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 1, 2014 at $45.81 per Share and reached its low for the period on June 12, 2014 at $35.78 per Share.

The benchmark’s rise of 1.8% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 1.0% for the three months ended June 30, 2014, can be attributed to a greater increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(48,062)	$(172,282)
Management fee	29,314	147,249
Brokerage commissions	19,343	31,290
Net realized gain (loss)	(77,486)	(1,968,124)
Change in net unrealized appreciation/depreciation	(832,620)	(2,014,256)
Net income (loss)	$(958,168)	$(4,154,662)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to an increase in the price of Henry Hub Natural Gas and a significant decrease in shares outstanding during the three months ended June 30, 2015.

ProShares UltraShort Gold†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$77,960,614	$114,517,274
NAV end of period	$73,951,674	$83,742,981
Percentage change in NAV	(5.1)%	(26.9)%
Shares outstanding beginning of period	796,978	1,296,978
Shares outstanding end of period	746,978	996,978
Percentage change in shares outstanding	(6.3)%	(23.1)%
Shares created	—	100,000
Shares redeemed	50,000	400,000
Per share NAV beginning of period	$97.82	$88.30
Per share NAV end of period	$99.00	$84.00
Percentage change in per share NAV	1.2%	(4.9)%
Percentage change in benchmark	(1.4)%	1.8%
Benchmark annualized volatility	12.6%	11.5%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 796,978 outstanding Shares at March 31, 2015 to 746,978 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,296,978 outstanding Shares at March 31, 2014 to 996,978 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.2% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 4.9% for the three months ended June 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 5, 2015 at $100.48 per Share and reached its low for the period on May 14, 2015 at $91.07 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 3, 2014 at $94.39 per Share and reached its low for the period on June 24, 2014 at $83.58 per Share.

The benchmark’s decline of 1.4% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 1.8% for the three months ended June 30, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(167,434)	$(218,689)
Management fee	174,020	231,431
Brokerage commissions	9	8
Net realized gain (loss)	(525,353)	13,876,111
Change in net unrealized appreciation/depreciation	1,602,870	(19,138,156)
Net income (loss)	$910,083	$(5,480,734)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$56,504,499	$71,024,281
NAV end of period	$61,116,236	$52,190,256
Percentage change in NAV	8.2%	(26.5)%
Shares outstanding beginning of period	558,489	858,489
Shares outstanding end of period	558,489	708,489

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Percentage change in shares outstanding	0.0%	(17.5)%
Shares created	250,000	150,000
Shares redeemed	250,000	300,000
Per share NAV beginning of period	$101.17	$82.73
Per share NAV end of period	$109.43	$73.66
Percentage change in per share NAV	8.2%	(11.0)%
Percentage change in benchmark	(5.4)%	4.5%
Benchmark annualized volatility	20.8%	19.0%

During the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. There was no net change in the Fund’s outstanding Shares from March 31, 2015 to June 30, 2015. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 858,489 outstanding Shares at March 31, 2014 to 708,489 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.2% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 11.0% for the three months ended June 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 24, 2015 at $110.28 per Share and reached its low for the period on May 18, 2015 at $86.92 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 4, 2014 at $91.95 per Share and reached its low for the period on June 24, 2014 at $72.03 per Share.

The benchmark’s decline of 5.4% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 4.5% for the three months ended June 30, 2014, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(130,679)	$(133,126)
Management fee	134,697	140,948
Brokerage commissions	17	16
Net realized gain (loss)	(568,354)	12,455,585
Change in net unrealized appreciation/depreciation	6,289,143	(18,329,419)
Net income (loss)	$5,590,110	$(6,006,960)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decrease in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2015.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$20,184,003	$7,102,270
NAV end of period	$19,360,122	$14,245,423
Percentage change in NAV	(4.1)%	100.6%
Shares outstanding beginning of period	450,005	200,005
Shares outstanding end of period	450,005	400,005
Percentage change in shares outstanding	0.0%	100.0%
Shares created	—	200,000
Shares redeemed	—	—
Per share NAV beginning of period	$44.85	$35.51
Per share NAV end of period	$43.02	$35.61
Percentage change in per share NAV	(4.1)%	0.3%
Percentage change in benchmark	3.7%	(0.6)%
Benchmark annualized volatility	12.3%	3.9%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2015 to June 30, 2015. By comparison, during the three months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 200,005 outstanding Shares at March 31, 2014 to 400,005 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.1% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 0.3% for the three months ended June 30, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 13, 2015 at $45.52 per Share and reached its low for the period on May 15, 2015 at $41.99 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 11, 2014 at $36.07 per Share and reached its low for the period on May 6, 2014 at $35.07 per Share.

The benchmark’s rise of 3.7% for the three months ended June 30, 2015, as compared to the benchmark’s decline of 0.6% for the three months ended June 30, 2014, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(45,895)	$(27,255)
Management fee	46,327	28,155
Brokerage commissions	851	459
Net realized gain (loss)	(906,332)	225,122
Change in net unrealized appreciation/depreciation	128,346	(159,193)
Net income (loss)	$(823,881)	$38,674

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended June 30, 2015.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$20,104,935	$21,165,734
NAV end of period	$19,093,705	$20,127,301
Percentage change in NAV	(5.0)%	(4.9)%
Shares outstanding beginning of period	350,005	500,005
Shares outstanding end of period	350,005	500,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$57.44	$42.33
Per share NAV end of period	$54.55	$40.25
Percentage change in per share NAV	(5.0)%	(4.9)%
Percentage change in benchmark	1.3%	1.7%
Benchmark annualized volatility	12.4%	6.0%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2015 to June 30, 2015. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2014 to June 30, 2014.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.0% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 4.9% for the three months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 2, 2015 at $57.92 per Share and reached its low for the period on May 13, 2015 at $50.07 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 3, 2014 at $42.71 per Share and reached its low for the period on June 30, 2014 at $40.25 per Share.

The benchmark’s rise of 1.3% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 1.7% for the three months ended June 30, 2014, can be attributed to a lesser rise in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(48,012)	$(49,562)
Management fee	45,158	49,105
Brokerage commissions	3,603	2,584
Net realized gain (loss)	(445,895)	(1,846,846)
Change in net unrealized appreciation/depreciation	(517,323)	857,975
Net income (loss)	$(1,011,230)	$(1,038,433)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a lesser rise in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2015.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$619,839,556	$410,466,058
NAV end of period	$629,617,014	$440,156,895
Percentage change in NAV	1.6%	7.2%
Shares outstanding beginning of period	23,000,014	24,250,014
Shares outstanding end of period	25,450,014	25,800,014
Percentage change in shares outstanding	10.7%	6.4%
Shares created	6,400,000	2,050,000
Shares redeemed	3,950,000	500,000
Per share NAV beginning of period	$26.95	$16.93
Per share NAV end of period	$24.74	$17.06
Percentage change in per share NAV	(8.2)%	0.8%
Percentage change in benchmark	3.7%	(0.6)%
Benchmark annualized volatility	12.3%	3.9%

During the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 23,000,014 outstanding Shares at March 31, 2015 to 25,450,014 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 24,250,014 outstanding Shares at March 31, 2014 to 25,800,014 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.2% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 0.8% for the three months ended June 30, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 13, 2015 at $27.77 per Share and reached its low for the period on May 15, 2015 at $23.63 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 11, 2014 at $17.49 per Share and reached its low for the period on May 6, 2014 at $16.52 per Share.

The benchmark’s rise of 3.7% for the three months ended June 30, 2015, as compared to the benchmark’s decline of 0.6% for the three months ended June 30, 2014, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(1,296,221)	$(948,368)
Management fee	1,350,724	1,007,662
Net realized gain (loss)	(29,570,685)	5,887,503
Change in net unrealized appreciation/depreciation	(18,926,208)	(1,867,338)
Net income (loss)	$(49,793,114)	$3,071,797

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a rise in the value of the euro versus the U.S. dollar for the three months ended June 30, 2015.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$440,362,007	$405,650,586
NAV end of period	$405,516,052	$353,617,215
Percentage change in NAV	(7.9)%	(12.8)%
Shares outstanding beginning of period	4,949,294	5,999,294
Shares outstanding end of period	4,399,294	5,449,294
Percentage change in shares outstanding	(11.1)%	(9.2)%
Shares created	400,000	300,000
Shares redeemed	950,000	850,000
Per share NAV beginning of period	$88.97	$67.62
Per share NAV end of period	$92.18	$64.89
Percentage change in per share NAV	3.6%	(4.0)%
Percentage change in benchmark	(2.0)%	1.9%
Benchmark annualized volatility	7.3%	4.9%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,949,294 outstanding Shares at March 31, 2015 to 4,399,294 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,999,294 outstanding Shares at March 31, 2014 to 5,449,294 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.6% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 4.0% for the three months ended June 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 5, 2015 at $97.30 per Share and reached its low for the period on April 17, 2015 at $87.24 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 3, 2014 at $68.48 per Share and reached its low for the period on June 30, 2014 at $64.89 per Share.

The benchmark’s decline of 2.0% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 1.9% for the three months ended June 30, 2014, can be attributed to a decine in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(973,386)	$(820,394)
Management fee	1,013,305	877,179
Net realized gain (loss)	30,643,987	271,807
Change in net unrealized appreciation/depreciation	(14,879,188)	(14,531,898)
Net income (loss)	$14,791,413	$(15,080,485)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar in conjunction with share transactions during the three months ended June 30, 2015.

ProShares Ultra Bloomberg Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$2,282,908	$3,316,304
NAV end of period	$2,477,456	$4,406,118
Percentage change in NAV	8.5%	32.9%
Shares outstanding beginning of period	50,004	37,504
Shares outstanding end of period	49,965	50,004
Percentage change in shares outstanding	(0.1)%	33.3%
Shares created	25,000	12,500
Shares redeemed	25,039	—
Per share NAV beginning of period	$45.65	$88.43
Per share NAV end of period	$49.58	$88.12
Percentage change in per share NAV	8.6%	(0.4)%
Percentage change in benchmark	4.7%	0.1%
Benchmark annualized volatility	14.0%	9.6%

During the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. The increase in the Fund’s NAV was offset by a decrease from 50,004 outstanding Shares at March 31, 2015 to 49,965 outstanding Shares at June 30, 2015. By comparison, during the three months ended June 30, 2014, the increase in the Fund’s NAV resulted from the increase from 37,504 outstanding Shares at March 31, 2014 to 50,004 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.6% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 0.4% for the three months ended June 30, 2014, was due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 14, 2015 at $52.57 per Share and reached its low for the period on April 9, 2015 at $46.23 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 29, 2014 at $93.80 per Share and reached its low for the period on June 11, 2014 at $85.88 per Share.

The benchmark’s rise of 4.7% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 0.1% for the three months ended June 30, 2014, can be attributed to a greater appreciation of the underlying components of the index during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(5,763)	$(7,738)
Management fee	5,995	8,125
Net realized gain (loss)	7,451	(160,396)
Change in net unrealized appreciation/depreciation	225,547	123,032
Net income (loss)	$227,235	$(45,102)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a greater rise in the Fund’s benchmark index during the three months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Commodity.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$1,004,631,028	$102,118,128
NAV end of period	$995,416,921	$97,943,693
Percentage change in NAV	(0.9)%	(4.1)%
Shares outstanding beginning of period	29,439,834	589,834
Shares outstanding end of period	21,877,867	499,834
Percentage change in shares outstanding	(25.7)%	(15.3)%
Shares created	9,430,000	170,000
Shares redeemed	16,991,967	260,000
Per share NAV beginning of period	$34.12	$173.13
Per share NAV end of period	$45.50	$195.95
Percentage change in per share NAV	33.3%	13.2%
Percentage change in benchmark	17.5%	6.7%
Benchmark annualized volatility	35.9%	12.3%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 29,439,834 outstanding Shares at March 31, 2015 to 21,877,867 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 589,834 outstanding Shares at March 31, 2014 to 499,834 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 33.3% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 13.2% for the three months ended June 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 6, 2015 at $50.96 per Share and reached its low for the period on April 2, 2015 at $36.26 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 20, 2014 at $200.70 per Share and reached its low for the period on April 2, 2014 at $166.44 per Share.

The benchmark’s rise of 17.5% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 6.7% for the three months ended June 30, 2014, can be attributed to a greater increase in the price of WTI Crude Oil during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(2,559,682)	$(224,621)
Management fee	2,401,552	228,560
Brokerage commissions	223,457	7,348
Net realized gain (loss)	206,320,847	9,815,672
Change in net unrealized appreciation/depreciation	151,759,601	2,162,771
Net income (loss)	$355,520,766	$11,753,822

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a greater increase in the price of WTI Crude Oil during the three months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$61,306,293	$21,211,850
NAV end of period	$63,238,942	$21,163,834
Percentage change in NAV	3.2%	(0.2)%
Shares outstanding beginning of period	1,342,485	117,485
Shares outstanding end of period	1,392,170	117,485
Percentage change in shares outstanding	3.7%	0.0%
Shares created	475,000	50,000
Shares redeemed	425,315	50,000
Per share NAV beginning of period	$45.67	$180.55
Per share NAV end of period	$45.42	$180.14
Percentage change in per share NAV	(0.5)%	(0.2)%
Percentage change in benchmark	1.8%	1.0%
Benchmark annualized volatility	39.3%	27.8%

During the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 1,342,485 outstanding Shares at March 31, 2015 to 1,392,170 outstanding Shares at June 30, 2015. The increase of the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from March 31, 2014 to June 30, 2014.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.5% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 0.2% for the three months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 15, 2015 at $55.79 per Share and reached its low for the period on June 5, 2015 at $39.42 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 29, 2014 at $216.24 per Share and reached its low for the period on April 1, 2014 at $172.68 per Share.

The benchmark’s rise of 1.8% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 1.0% for the three months ended June 30, 2014, can be attributed to a greater increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(222,837)	$(51,717)
Management fee	158,681	44,242
Brokerage commissions	69,898	9,286
Net realized gain (loss)	(3,971,123)	162,957
Change in net unrealized appreciation/depreciation	6,588,482	440,187
Net income (loss)	$2,394,522	$551,427

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a greater increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Gold†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$95,949,460	$136,370,103
NAV end of period	$88,848,218	$135,458,124
Percentage change in NAV	(7.4)%	(0.7)%
Shares outstanding beginning of period	2,500,014	2,900,014
Shares outstanding end of period	2,400,014	2,800,014
Percentage change in shares outstanding	(4.0)%	(3.4)%
Shares created	—	50,000
Shares redeemed	100,000	150,000
Per share NAV beginning of period	$38.38	$47.02
Per share NAV end of period	$37.02	$48.38
Percentage change in per share NAV	(3.5)%	2.9%
Percentage change in benchmark	(1.4)%	1.8%
Benchmark annualized volatility	12.6%	11.5%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,500,014 outstanding Shares at March 31, 2015 to 2,400,014 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 2,900,014 outstanding Shares at March 31, 2014 to 2,800,014 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.5% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 2.9% for the three months ended June 30, 2014, was primarily due to the depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 14, 2015 at $40.69 per Share and reached its low for the period on June 5, 2015 at $36.70 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 14, 2014 at $49.47 per Share and reached its low for the period on June 3, 2014 at $43.29 per Share.

The benchmark’s decline of 1.4% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 1.8% for the three months ended June 30, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(212,388)	$(297,090)
Management fee	221,273	314,711
Brokerage commissions	9	8
Net realized gain (loss)	(919,884)	(21,488,343)
Change in net unrealized appreciation/depreciation	(2,095,018)	25,256,448
Net income (loss)	$(3,227,290)	$3,471,015

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$317,182,857	$482,485,237
NAV end of period	$285,991,688	$501,002,636
Percentage change in NAV	(9.8)%	3.8%
Shares outstanding beginning of period	7,646,533	7,396,533
Shares outstanding end of period	7,846,533	7,146,533
Percentage change in shares outstanding	2.6%	(3.4)%
Shares created	800,000	400,000
Shares redeemed	600,000	650,000

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Per share NAV beginning of period	$41.48	$65.23
Per share NAV end of period	$36.45	$70.10
Percentage change in per share NAV	(12.1)%	7.5%
Percentage change in benchmark	(5.4)%	4.5%
Benchmark annualized volatility	20.8%	19.0%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,646,533 outstanding Shares at March 31, 2015 to 7,846,533 outstanding Shares at June 30, 2015. By comparison, during the three months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 7,396,533 outstanding Shares at March 31, 2014 to 7,146,533 outstanding Shares at June 30, 2014.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.1% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 7.5% for the three months ended June 30, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 18, 2015 at $46.64 per Share and reached its low for the period on June 30, 2015 at $36.45 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 24, 2014 at $71.86 per Share and reached its low for the period on June 4, 2014 at $56.91 per Share.

The benchmark’s decline of 5.4% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 4.5% for the three months ended June 30, 2014, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(679,148)	$(1,047,200)
Management fee	715,430	1,098,533
Brokerage commissions	19	22
Net realized gain (loss)	1,760,502	(106,237,339)
Change in net unrealized appreciation/depreciation	(36,485,542)	145,040,452
Net income (loss)	$(35,404,188)	$37,755,913

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decrease in the price of spot silver in U.S. dollar terms, during the three months ended June 30, 2015.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$14,765,776	$2,603,282
NAV end of period	$13,272,820	$2,566,901
Percentage change in NAV	(10.1)%	(1.4)%
Shares outstanding beginning of period	950,014	100,014
Shares outstanding end of period	800,014	100,014
Percentage change in shares outstanding	(15.8)%	0.0%
Shares created	—	—
Shares redeemed	150,000	—
Per share NAV beginning of period	$15.54	$26.03
Per share NAV end of period	$16.59	$25.67
Percentage change in per share NAV	6.8%	(1.4)%
Percentage change in benchmark	3.7%	(0.6)%
Benchmark annualized volatility	12.3%	3.9%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 950,014 outstanding Shares at March 31, 2015 to 800,014 outstanding Shares at June 30, 2015. The decrease of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from March 31, 2014 to June 30, 2014.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.8% for the three months ended June 30, 2015, as compared to Fund’s per Share NAV decrease of 1.4% for the three months ended June 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 15, 2015 at $17.57 per Share and reached its low for the period on April 13, 2015 at $15.04 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on May 6, 2014 at $26.60 per Share and reached its low for the period on June 11, 2014 at $25.06 per Share.

The benchmark’s rise of 3.7% for the three months ended June 30, 2015, as compared to the benchmark’s decline of 0.6% for the three months ended June 30, 2014, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(34,217)	$(5,779)
Management fee	35,245	6,106
Net realized gain (loss)	436,961	(40,251)
Change in net unrealized appreciation/depreciation	645,366	9,649
Net income (loss)	$1,048,110	$(36,381)

The Fund’s net income increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended June 30, 2015.

ProShares Ultra Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
NAV beginning of period	$5,600,081	$2,896,143
NAV end of period	$5,348,899	$1,997,051
Percentage change in NAV	(4.5)%	(31.0)%
Shares outstanding beginning of period	100,004	37,504
Shares outstanding end of period	99,974	25,004
Percentage change in shares outstanding	0.0%^	(33.3)%
Shares created	—	—
Shares redeemed	30	12,500
Per share NAV beginning of period	$56.00	$77.22
Per share NAV end of period	$53.50	$79.87
Percentage change in per share NAV	(4.5)%	3.4%
Percentage change in benchmark	(2.0)%	1.9%
Benchmark annualized volatility	7.3%	4.9%

^	Amount represents less than 0.05%

During the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,004 outstanding Shares at March 31, 2015 to 99,974 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 37,504 outstanding Shares at March 31, 2014 to 25,004 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.5% for the three months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 3.4% for the three months ended June 30, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 17, 2015 at $57.03 per Share and reached its low for the period on June 5, 2015 at $50.86 per Share. By comparison, during the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on May 20, 2014 at $80.04 per Share and reached its low for the period on April 3, 2014 at $76.20 per Share.

The benchmark’s decline of 2.0% for the three months ended June 30, 2015, as compared to the benchmark’s rise of 1.9% for the three months ended June 30, 2014, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net investment income (loss)	$(12,481)	$(6,068)
Management fee	12,940	6,454
Net realized gain (loss)	(438,543)	(11,077)
Change in net unrealized appreciation/depreciation	201,404	93,703
Net income (loss)	$(249,620)	$76,558

The Fund’s net income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Yen.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

ProShares Managed Futures Strategy

Since the Fund commenced investment operations on October 1, 2014, comparisons of the Fund’s results of operations for the six months ended June 30, 2014 have not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
NAV beginning of period	$6,340,845
NAV end of period	$9,224,129
Percentage change in NAV	45.5%
Shares outstanding beginning of period	300,010
Shares outstanding end of period	450,010
Percentage change in shares outstanding	50.0%
Shares created	250,000
Shares redeemed	100,000
Per share NAV beginning of period	$21.14
Per share NAV end of period	$20.50
Percentage change in per share NAV	(3.0)%
Percentage change in benchmark	(2.8	) %
Benchmark annualized volatility	5.5%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 300,010 outstanding Shares at December 31, 2014 to 450,010 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P Strategic Futures Index.

For the six months ended June 30, 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 29, 2015 at $21.88 per Share and reached its low for the period on June 30, 2015 at $20.50 per Share.

The benchmark’s decline of 2.8% for the six months ended June 30, 2015, can be attributed to a depreciation in value of the futures contracts that make up the S&P Strategic Futures Index during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015:

Six Months Ended June 30, 2015

Net investment income (loss)	$(34,116)
Management fee	—
Brokerage commission	3,518
Offering costs	32,622
Limitation by Sponsor	(2,024)
Reduction to Limitation by Sponsor	—
Net realized gain (loss)	(81,705)
Change in net unrealized appreciation/depreciation	(209,447)
Net income (loss)	$(325,268)

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$111,459,325	$270,398,554
NAV end of period	$169,655,175	$98,364,760
Percentage change in NAV	52.2%	(63.6)%
Shares outstanding beginning of period	5,324,812	9,474,812
Shares outstanding end of period	12,549,812	5,174,812
Percentage change in shares outstanding	135.7%	(45.4)%
Shares created	8,675,000	3,875,000
Shares redeemed	1,450,000	8,175,000
Per share NAV beginning of period	$20.93	$28.54
Per share NAV end of period	$13.52	$19.01
Percentage change in per share NAV	(35.4)%	(33.4)%
Percentage change in benchmark	(35.2)%	(32.8)%
Benchmark annualized volatility	59.4%	49.5%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 5,324,812 outstanding Shares at December 31, 2014 to 12,549,812 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,474,812 outstanding Shares at December 31, 2013 to 5,174,812 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 35.4% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 33.4% for the six months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $24.15 per Share and reached its low for the period on June, 23, 2015 at $11.26 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $36.25 per Share and reached its low for the period on June 30, 2014 at $19.01 per Share.

The benchmark’s decline of 35.2% for the six months ended June 30, 2015, as compared to the benchmark’s decline of 32.8% for the six months ended June 30, 2014, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(606,059)	$(579,835)
Management fee	560,322	614,049
Brokerage commission	66,872	—
Net realized gain (loss)	(60,564,753)	(25,436,108)
Change in net unrealized appreciation/depreciation	7,646,337	10,032,087
Net income (loss)	$(53,524,475)	$(15,983,856)

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2015.

ProShares VIX Mid-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$21,459,575	$51,134,323
NAV end of period	$26,777,867	$40,535,994
Percentage change in NAV	24.8%	(20.7)%
Shares outstanding beginning of period	337,404	662,501
Shares outstanding end of period	487,404	656,251
Percentage change in shares outstanding	44.5%	(0.9)%
Shares created	300,000	462,500
Shares redeemed	150,000	468,750
Per share NAV beginning of period	$63.60	$77.18
Per share NAV end of period	$54.94	$61.77
Percentage change in per share NAV	(13.6)%	(20.0)%
Percentage change in benchmark	(13.2)%	(19.5)%
Benchmark annualized volatility	28.6%	22.4%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 337,404 outstanding Shares at December 31, 2014 to 487,404 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 662,501 outstanding Shares at December 31, 2013 to 656,251 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.6% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 20.0% for the six months ended June 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 28, 2015 at $68.56 per Share and reached its low for the period on June 26, 2015 at $52.16 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $85.56 per Share and reached its low for the period on June 30, 2014 at $61.76 per Share.

The benchmark’s decline of 13.2% for the six months ended June 30, 2015, as compared to the benchmark’s decline of 19.5% for the six months ended June 30, 2014, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(121,353)	$(207,195)
Management fee	114,266	217,448
Brokerage commission	11,963	—
Net realized gain (loss)	(2,922,060)	(12,062,604)
Change in net unrealized appreciation/depreciation	(561,969)	1,400,878
Net income (loss)	$(3,605,382)	$(10,868,921)

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares VIX Mid-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$506,556,124	$141,751,202
NAV end of period	$189,250,124	$181,236,514
Percentage change in NAV	(62.6)%	27.9%
Shares outstanding beginning of period	8,250,040	2,100,040
Shares outstanding end of period	2,400,040	2,050,040
Percentage change in shares outstanding	(70.9)%	(2.4)%
Shares created	4,550,000	3,950,000
Shares redeemed	10,400,000	4,000,000
Per share NAV beginning of period	$61.40	$67.50
Per share NAV end of period	$78.85	$88.41
Percentage change in per share NAV	28.4%	31.0%
Percentage change in benchmark	(35.2)%	(32.8)%
Benchmark annualized volatility	59.4%	49.5%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 8,250,040 outstanding Shares at December 31, 2014 to 2,400,040 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,100,040 outstanding Shares at December 31, 2013 to 2,050,040 outstanding Shares at June 30, 2014.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 28.4% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 31.0% for the six months ended June 30, 2014, was primarily due to a lesser appreciation in the value of the assets of the fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 23, 2015 at $97.71 per Share and reached its low for the period on January 30, 2015 at $50.15 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 30, 2014 at $88.41 per Share and reached its low for the period on February 5, 2014 at $50.78 per Share.

The benchmark’s decline of 35.2% for the six months ended June 30, 2015, as compared to the benchmark’s decline of 32.8% for the six months ended June 30, 2014, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX Futures curve during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(2,332,580)	$(1,511,150)
Management fee	1,583,663	990,622
Brokerage commission	793,570	564,757
Net realized gain (loss)	109,879,032	76,278,010
Change in net unrealized appreciation/depreciation	(228,801)	799,651
Net income (loss)	$107,317,651	$75,566,511

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2015.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$351,789,953	$226,233,584
NAV end of period	$431,922,188	$295,261,247
Percentage change in NAV	22.8%	30.5%
Shares outstanding beginning of period	2,804,020	674,478
Shares outstanding end of period	9,702,448	2,224,020
Percentage change in shares outstanding	246.0%	229.7%
Shares created	23,480,000	2,865,000
Shares redeemed	16,581,572	1,315,458
Per share NAV beginning of period	$125.46	$335.42
Per share NAV end of period	$44.52	$132.76
Percentage change in per share NAV	(64.5)%	(60.4)%
Percentage change in benchmark	(35.2)%	(32.8)%
Benchmark annualized volatility	59.4%	49.3%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 2,804,020 outstanding Shares at December 31, 2014 to 9,702,448 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from an increase from 674,478 outstanding Shares at December 31, 2013 to 2,224,020 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 64.5% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 60.4% for the six months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $164.28 per Share and reached its low for the period on June 23, 2015 at $31.60 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $522.60 per Share and reached its low for the period on June 30, 2014 at $132.75 per Share.

The benchmark’s decline of 35.2% for the six months ended June 30, 2015, as compared to the benchmark’s decline of 32.8% for the six months ended June 30, 2014, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(4,052,724)	$(2,503,175)
Management fee	2,398,700	1,375,179
Brokerage commission	1,718,518	1,169,928
Net realized gain (loss)	(536,866,585)	(250,709,223)
Change in net unrealized appreciation/depreciation	48,928,208	(16,527,391)
Net income (loss)	$(491,991,101)	$(269,739,789)

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$5,264,706	$3,797,427
NAV end of period	$5,216,200	$3,254,416
Percentage change in NAV	(0.9)%	(14.3)%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$87.75	$63.29
Per share NAV end of period	$86.94	$54.24
Percentage change in per share NAV	(0.9)%	(14.3)%
Percentage change in benchmark	(1.6)%	7.1%
Benchmark annualized volatility	15.1%	8.4%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to June 30, 2015. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to June 30, 2014.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.9% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 14.3% for the six months ended June 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 17, 2015 at $99.65 per Share and reached its low for the period on May 14, 2015 at $83.15 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $66.81 per Share and reached its low for the period on April 29, 2014 at $51.38 per Share.

The benchmark’s decline of 1.6% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 7.1% for the six months ended June 30, 2014, can be attributed to depreciation of the underlying components of the index during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(24,591)	$(15,258)
Management fee	25,587	15,910
Net realized gain (loss)	781,034	(505,634)
Change in net unrealized appreciation/depreciation	(804,949)	(22,119)
Net income (loss)	$(48,506)	$(543,011)

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decline in the Fund’s benchmark index during the six months ended June 30, 2015.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$169,210,110	$256,060,149
NAV end of period	$180,092,283	$362,599,585
Percentage change in NAV	6.4%	41.6%
Shares outstanding beginning of period	2,169,944	8,069,944
Shares outstanding end of period	3,169,944	14,719,944
Percentage change in shares outstanding	46.1%	82.4%
Shares created	9,150,000	14,600,000

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Shares redeemed	8,150,000	7,950,000
Per share NAV beginning of period	$77.98	$31.73
Per share NAV end of period	$56.81	$24.63
Percentage change in per share NAV	(27.1)%	(22.4)%
Percentage change in benchmark	0.04%	11.4%
Benchmark annualized volatility	45.9%	14.6%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 2,169,944 outstanding Shares at December 31, 2014 to 3,169,944 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from an increase from 8,069,944 outstanding Shares at December 31, 2013 to 14,719,944 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.1% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 22.4% for the six months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 28, 2015 at $106.79 per Share and reached its low for the period on June 10, 2015 at $52.91 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $36.34 per Share and reached its low for the period on June 20, 2014 at $24.07 per Share.

The benchmark’s rise of 0.04% for the six months ended June 30, 2015, as compared to the rise of 11.4% for the six months ended June 30, 2014, can be attributed to a lesser increase in the price of WTI Crude Oil during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net investment income (loss)	$(1,360,250)	$(1,428,630)
Management fee	1,271,602	1,465,256
Brokerage commission	125,143	39,662
Net realized gain (loss)	(39,039,866)	(43,834,692)
Change in net unrealized appreciation/depreciation	(45,043,864)	(17,716,756)
Net income (loss)	$(85,443,980)	$(62,980,078)

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to an increase in the price of WTI Crude Oil in conjunction with changes in shares outstanding during the six months ended June 30, 2015.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$14,688,564	$22,734,767
NAV end of period	$13,085,851	$49,682,009
Percentage change in NAV	(10.9)%	118.5%
Shares outstanding beginning of period	174,952	324,952
Shares outstanding end of period	174,952	1,224,952
Percentage change in shares outstanding	0.0%	277.0%
Shares created	300,000	2,400,000
Shares redeemed	300,000	1,500,000
Per share NAV beginning of period	$83.96	$69.96
Per share NAV end of period	$74.80	$40.56
Percentage change in per share NAV	(10.9)%	(42.0)%
Percentage change in benchmark	(9.4)%	13.1%
Benchmark annualized volatility	45.3%	44.1%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to June 30, 2015. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from an increase from 324,952 outstanding Shares at December 31, 2013 to 1,224,952 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.9% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 42.0% for the six months ended June 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 27, 2015 at $97.17 per Share and reached its low for the period on January 14, 2015 at $64.60 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $76.82 per Share and reached its low for the period on June 12, 2014 at $35.78 per Share.

The benchmark’s decline of 9.4% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 13.1% for the six months ended June 30, 2014, can be attributed to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(89,649)	$(327,867)
Management fee	57,687	279,055
Brokerage commission	33,542	61,752
Net realized gain (loss)	5,102,230	(11,181,106)
Change in net unrealized appreciation/depreciation	(3,914,520)	1,425,007
Net income (loss)	$1,098,061	$(10,083,966)

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2015.

ProShares UltraShort Gold†

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$81,861,762	$139,436,456
NAV end of period	$73,951,674	$83,742,981
Percentage change in NAV	(9.7)%	(39.9)%
Shares outstanding beginning of period	846,978	1,346,978
Shares outstanding end of period	746,978	996,978
Percentage change in shares outstanding	(11.8)%	(26.0)%
Shares created	100,000	400,000
Shares redeemed	200,000	750,000
Per share NAV beginning of period	$96.65	$103.52
Per share NAV end of period	$99.00	$84.00
Percentage change in per share NAV	2.4%	(18.9)%
Percentage change in benchmark	(2.9)%	9.2%
Benchmark annualized volatility	13.6%	13.2%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 746,978 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 996,978 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.4% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 18.9% for the six months ended June 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 18, 2015 at $104.99 per Share and reached its low for the period on January 22, 2015 at $83.07 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 8, 2014 at $100.49 per Share and reached its low for the period on March 14, 2014 at $77.10 per Share.

The benchmark’s decline of 2.9% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 9.2% for the six months ended June 30, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(353,130)	$(469,062)
Management fee	367,896	496,983
Brokerage commission	25	24
Net realized gain (loss)	1,392,577	(8,272,081)
Change in net unrealized appreciation/depreciation	2,300,811	(16,233,578)
Net income (loss)	$3,340,258	$(24,974,721)

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver†

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$53,007,867	$112,989,686
NAV end of period	$61,116,236	$52,190,256
Percentage change in NAV	15.3%	(53.8)%
Shares outstanding beginning of period	458,489	1,258,489
Shares outstanding end of period	558,489	708,489
Percentage change in shares outstanding	21.8%	(43.7)%
Shares created	500,000	700,000
Shares redeemed	400,000	1,250,000
Per share NAV beginning of period	$115.61	$89.78
Per share NAV end of period	$109.43	$73.66
Percentage change in per share NAV	(5.3)%	(18.0)%
Percentage change in benchmark	(1.7)%	7.0%
Benchmark annualized volatility	24.4%	20.1%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 458,489 outstanding Shares at December 31, 2014 to 558,489 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,258,489 outstanding Shares at December 31, 2013 to 708,489 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.3% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 18.0% for the six months ended June 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $119.37 per Share and reached its low for the period on January 23, 2015 at $86.79 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 4, 2014 at $91.95 per Share and reached its low for the period on February 24, 2014 at $68.80 per Share.

The benchmark’s decline of 1.7% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 7.0% for the six months ended June 30, 2014, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(248,899)	$(324,337)
Management fee	259,052	345,108
Brokerage commission	25	24
Net realized gain (loss)	(1,930,217)	(157,279)
Change in net unrealized appreciation/depreciation	1,959,809	(8,368,370)
Net income (loss)	$(219,307)	$(8,849,986)

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decrease in the price of spot silver in U.S. dollar terms in conjunction with changes in shares outstanding during the six months ended June 30, 2015.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$14,021,804	$8,896,842
NAV end of period	$19,360,122	$14,245,423
Percentage change in NAV	38.1%	60.1%
Shares outstanding beginning of period	350,005	250,005
Shares outstanding end of period	450,005	400,005
Percentage change in shares outstanding	28.6%	60.0%
Shares created	100,000	200,000
Shares redeemed	—	50,000
Per share NAV beginning of period	$40.06	$35.59
Per share NAV end of period	$43.02	$35.61
Percentage change in per share NAV	7.4%	0.1%
Percentage change in benchmark	(7.9)%	(0.5)%
Benchmark annualized volatility	13.1%	5.0%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding Shares at December 31, 2014 to 450,005 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 250,005 outstanding Shares at December 31, 2013 to 400,005 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.4% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 0.1% for the six months ended June 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $46.07 per Share and reached its low for the period on January 2, 2015 at $40.37 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 31, 2014 at $36.34 per Share and reached its low for the period on May 6, 2014 at $35.07 per Share.

The benchmark’s decline of 7.9% for the six months ended June 30, 2015, as compared to the benchmark’s decline of 0.5% for the six months ended June 30, 2014, can be attributed to a decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(84,242)	$(43,854)
Management fee	85,186	45,561
Brokerage commission	1,719	698
Net realized gain (loss)	1,150,762	158,792
Change in net unrealized appreciation/depreciation	(147,033)	(78,252)
Net income (loss)	$919,487	$36,686

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a greater decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2015.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$23,120,790	$27,983,279
NAV end of period	$19,093,705	$20,127,301
Percentage change in NAV	(17.4)%	(28.1)%
Shares outstanding beginning of period	450,005	600,005
Shares outstanding end of period	350,005	500,005
Percentage change in shares outstanding	(22.2)%	(16.7)%
Shares created	50,000	—
Shares redeemed	150,000	100,000
Per share NAV beginning of period	$51.38	$46.64
Per share NAV end of period	$54.55	$40.25
Percentage change in per share NAV	6.2%	(13.7)%
Percentage change in benchmark	(5.5)%	5.6%
Benchmark annualized volatility	12.7%	7.9%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,005 outstanding Shares at December 31, 2013 to 500,005 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.2% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 13.7% for the six months ended June 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 11, 2015 at $58.71 per Share and reached its low for the period on May 13, 2015 at $50.07 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 24, 2014 at $48.83 per Share and reached its low for the period on June 30, 2014 at $40.25 per Share.

The benchmark’s decline of 5.5% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 5.6% for the six months ended June 30, 2014, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net investment income (loss)	$(103,726)	$(108,740)
Management fee	97,982	108,365
Brokerage commission	7,600	6,366
Net realized gain (loss)	2,533,994	(1,925,051)
Change in net unrealized appreciation/depreciation	(840,845)	(1,281,924)
Net income (loss)	$1,589,423	$(3,315,715)

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2015.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$517,191,349	$418,001,115
NAV end of period	$629,617,014	$440,156,895
Percentage change in NAV	21.7%	5.3%
Shares outstanding beginning of period	23,950,014	24,500,014
Shares outstanding end of period	25,450,014	25,800,014
Percentage change in shares outstanding	6.3%	5.3%
Shares created	11,900,000	2,250,000
Shares redeemed	10,400,000	950,000
Per share NAV beginning of period	$21.59	$17.06
Per share NAV end of period	$24.74	$17.06
Percentage change in per share NAV	14.6%	0.0%
Percentage change in benchmark	(7.9)%	(0.5)%
Benchmark annualized volatility	13.1%	5.0%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 23,950,014 outstanding Shares at December 31, 2014 to 25,450,014 outstanding Shares at June 30, 2015. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 24,500,014 outstanding Shares at December 31, 2013 to 25,800,014 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.6% for the six months ended June 30, 2015, as compared to no net change in the Fund’s per Share NAV from December 31, 2013 to June 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $28.50 per Share and reached its low for the period on January 2, 2015 at $21.94 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 31, 2014 at $17.71 per Share and reached its low for the period on May 6, 2014 at $16.52 per Share.

The benchmark’s decline of 7.9% for the six months ended June 30, 2015, as compared to the benchmark’s decline of 0.5% for the six months ended June 30, 2014, can be attributed to a decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(2,485,776)	$(1,849,767)
Management fee	2,607,869	1,978,418
Net realized gain (loss)	77,957,654	(6,292,600)
Change in net unrealized appreciation/depreciation	(12,294,739)	8,146,372
Net income (loss)	$63,177,139	$4,005

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a greater decline in the value of the euro versus the U.S. dollar for the six months ended June 30, 2015.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$531,471,873	$588,121,516
NAV end of period	$405,516,052	$353,617,215
Percentage change in NAV	(23.7)%	(39.9)%
Shares outstanding beginning of period	5,949,294	8,299,294
Shares outstanding end of period	4,399,294	5,449,294
Percentage change in shares outstanding	(26.1)%	(34.3)%
Shares created	1,050,000	450,000
Shares redeemed	2,600,000	3,300,000
Per share NAV beginning of period	$89.33	$70.86
Per share NAV end of period	$92.18	$64.89
Percentage change in per share NAV	3.2%	(8.4)%
Percentage change in benchmark	(2.1)%	3.9%
Benchmark annualized volatility	8.0%	6.7%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 4,399,294 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30,

2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,449,294 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.2% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV decrease of 8.4% for the six months ended June 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 5, 2015 at $97.30 per Share and reached its low for the period on January 15, 2015 at $84.11 per Share. By comparison, during the six months ended June 30, 2014 and 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2014 at $70.17 per Share and reached its low for the period on June 30, 2014 at $64.89 per Share.

The benchmark’s decline of 2.1% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 3.9% for the six months ended June 30, 2014, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(2,089,930)	$(1,770,703)
Management fee	2,174,897	1,905,712
Net realized gain (loss)	25,538,696	177,423
Change in net unrealized appreciation/depreciation	(12,641,262)	(39,074,311)
Net income (loss)	$10,807,504	$(40,667,591)

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar in conjunction with share transactions during the six months ended June 30, 2015.

ProShares Ultra Bloomberg Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$2,606,920	$2,915,034
NAV end of period	$2,477,456	$4,406,118
Percentage change in NAV	(5.0)%	51.2%
Shares outstanding beginning of period	50,004	37,504
Shares outstanding end of period	49,965	50,004
Percentage change in shares outstanding	(0.1)%	33.3%
Shares created	25,000	12,500
Shares redeemed	25,039	—
Per share NAV beginning of period	$52.13	$77.73
Per share NAV end of period	$49.58	$88.12
Percentage change in per share NAV	(4.9)%	13.4%
Percentage change in benchmark	(1.6)%	7.1%
Benchmark annualized volatility	15.1%	8.4%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 50,004 outstanding Shares at December 31, 2014 to 49,965 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 37,504 outstanding Shares at December 31, 2013 to 50,004 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.9% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 13.4% for the six months ended June 30, 2014, was due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 14, 2015 at $52.57 per Share and reached its low for the period on March 17, 2015 at $44.65 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 29, 2014 at $93.80 per Share and reached its low for the period on January 9, 2014 at $73.52 per Share.

The benchmark’s decline of 1.6% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 7.1% for the six months ended June 30, 2014, can be attributed to a depreciation of the underlying components of the index during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(11,282)	$(14,695)
Management fee	11,768	15,414
Net realized gain (loss)	(512,994)	376,946
Change in net unrealized appreciation/depreciation	427,499	(6,083)
Net income (loss)	$(96,777)	$356,168

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decline in the Fund’s benchmark index during the six months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Commodity.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$450,562,988	$142,773,429
NAV end of period	$995,416,921	$97,943,693
Percentage change in NAV	120.9%	(31.4)%
Shares outstanding beginning of period	8,879,834	889,834
Shares outstanding end of period	21,877,867	499,834
Percentage change in shares outstanding	146.4%	(43.8)%
Shares created	36,680,000	1,040,000
Shares redeemed	23,681,967	1,430,000
Per share NAV beginning of period	$50.74	$160.45
Per share NAV end of period	$45.50	$195,95
Percentage change in per share NAV	(10.3)%	22.1%
Percentage change in benchmark	0.04%	11.4%
Benchmark annualized volatility	45.9%	14.6%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 8,879,834 outstanding Shares at December 31, 2014 to 21,877,867 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 889,834 outstanding Shares at December 31, 2013 to 499,834 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.3% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 22.1% for the six months ended June 30, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 6, 2015 at $50.96 per Share and reached its low for the period on March 17, 2015 at $31.04 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 20, 2014 at $200.70 per Share and reached its low for the period on January 9, 2014 at $139.25 per Share.

The benchmark’s rise of 0.04% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 11.4% for the six months ended June 30, 2014, can be attributed to a lesser increase in the price of WTI Crude Oil during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(4,404,394)	$(558,013)
Management fee	4,245,253	574,502
Brokerage commission	300,710	16,499
Net realized gain (loss)	32,681,924	31,015,727
Change in net unrealized appreciation/depreciation	132,078,953	2,638,918
Net income (loss)	$160,356,483	$33,096,632

The Fund’s net income increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to an increase in the price of WTI Crude Oil and a significant increase in shares outstanding during the six months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$70,433,207	$62,915,779
NAV end of period	$63,238,942	$21,163,834
Percentage change in NAV	(10.2)%	(66.4)%
Shares outstanding beginning of period	1,142,485	404,985
Shares outstanding end of period	1,392,170	117,485
Percentage change in shares outstanding	21.9%	(71.0)%
Shares created	987,500	100,000
Shares redeemed	737,815	387,500
Per share NAV beginning of period	$61.65	$155.35
Per share NAV end of period	$45.42	$180.14
Percentage change in per share NAV	(26.3)%	16.0%
Percentage change in benchmark	(9.4)%	13.1%
Benchmark annualized volatility	45.3%	44.3%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,142,485 outstanding Shares at December 31, 2014 to 1,392,170 outstanding Shares at June 30, 2015. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 404,985 outstanding Shares at December 31, 2013 to 117,485 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.3% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 16.0% for the six months ended June 30, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 14, 2015 at $74.33 per Share and reached its low for the period on June 5, 2015 at $39.42 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 29, 2014 at $255.12 per Share and reached its low for the period on January 9, 2014 at $139.60 per Share.

The benchmark’s decline of 9.4% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 13.1% for the six months ended June 30, 2014, can be attributed to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(429,721)	$(169,279)
Management fee	331,489	150,086
Brokerage commission	109,616	27,277
Net realized gain (loss)	(49,803,632)	16,969,039
Change in net unrealized appreciation/depreciation	34,039,451	2,242,913
Net income (loss)	$(16,193,902)	$19,042,673

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Gold†

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$102,003,345	$132,017,405
NAV end of period	$88,848,218	$135,458,124
Percentage change in NAV	(12.9)%	2.6%
Shares outstanding beginning of period	2,550,014	3,200,014
Shares outstanding end of period	2,400,014	2,800,014
Percentage change in shares outstanding	(5.9)%	(12.5)%
Shares created	50,000	150,000
Shares redeemed	200,000	550,000
Per share NAV beginning of period	$40.00	$41.26
Per share NAV end of period	$37.02	$48.38
Percentage change in per share NAV	(7.5)%	17.3%
Percentage change in benchmark	(2.9)%	9.2%
Benchmark annualized volatility	13.6%	13.2%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,400,014 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,800,014 outstanding Shares at June 30, 2014.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.5% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 17.3% for the six months ended June 30, 2014, was primarily due to depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 22, 2015 at $46.03 per Share and reached its low for the period on March 18, 2015 at $35.90 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on March 14, 2014 at $54.16 per Share and reached its low for the period on January 8, 2014 at $42.35 per Share.

The benchmark’s decline of 2.9% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 9.2% for the six months ended June 30, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(440,131)	$(614,629)
Management fee	461,738	646,062
Brokerage commission	25	24
Net realized gain (loss)	(3,905,732)	1,945,207
Change in net unrealized appreciation/depreciation	(2,483,391)	20,066,415
Net income (loss)	$(6,829,254)	$21,396,993

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver†

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$291,169,743	$465,479,519
NAV end of period	$285,991,688	$501,002,636
Percentage change in NAV	(1.8)%	7.6%
Shares outstanding beginning of period	7,396,533	7,350,007
Shares outstanding end of period	7,846,533	7,146,533
Percentage change in shares outstanding	6.1%	(2.8)%
Shares created	1,500,000	1,187,500
Shares redeemed	1,050,000	1,390,974
Per share NAV beginning of period	$39.37	$63.33
Per share NAV end of period	$36.45	$70.10
Percentage change in per share NAV	(7.4)%	10.7%
Percentage change in benchmark	(1.7)%	7.0%
Benchmark annualized volatility	24.4%	20.1%

During the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,846,533 outstanding Shares at June 30, 2015. By comparison, during the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 7,350,007 outstanding Shares at December 31, 2013 to 7,146,533 outstanding Shares at June 30, 2014.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.4% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 10.7% for the six months ended June 30, 2014, was primarily due to depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 23, 2015 at $50.86 per Share and reached its low for the period on March 18, 2015 at $36.18 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 24, 2014 at $80.11 per Share and reached its low for the period on June 4, 2014 at $56.91 per Share.

The benchmark’s decline of 1.7% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 7.0% for the six months ended June 30, 2014, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(1,378,987)	$(2,172,510)
Management fee	1,453,507	2,286,437
Brokerage commission	27	30
Net realized gain (loss)	(16,003,848)	(32,278,698)
Change in net unrealized appreciation/depreciation	(1,470,407)	89,399,913
Net income (loss)	$(18,853,242)	$54,948,705

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decrease in the price of spot silver in U.S. dollar terms, in conjunction with a significantly lower NAV during the six months ended June 30, 2015.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$2,981,441	$2,603,827
NAV end of period	$13,272,820	$2,566,901
Percentage change in NAV	345.2%	(1.4)%
Shares outstanding beginning of period	150,014	100,014
Shares outstanding end of period	800,014	100,014
Percentage change in shares outstanding	433.3%	0.0%
Shares created	800,000	—
Shares redeemed	150,000	—
Per share NAV beginning of period	$19.87	$26.03
Per share NAV end of period	$16.59	$25.67
Percentage change in per share NAV	(16.5)%	(1.4)%
Percentage change in benchmark	(7.9)%	(0.5)%
Benchmark annualized volatility	13.1%	5.0%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 800,014 outstanding Shares at June 30, 2015. The increase of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2013 to June 30, 2014.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.5% for the six months ended June 30, 2015, as compared to Fund’s per Share NAV decrease of 1.4% for the six months ended June 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $19.55 per Share and reached its low for the period on March 13, 2015 at $14.80 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on March 18, 2014 at $26.63 per Share and reached its low for the period on January 31, 2014 at $24.99 per Share.

The benchmark’s decline of 7.9% for the six months ended June 30, 2015, as compared to the benchmark’s decline of 0.5% for the six months ended June 30, 2014, can be attributed to a decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(49,915)	$(11,443)
Management fee	51,477	12,148
Net realized gain (loss)	(628,241)	44,885
Change in net unrealized appreciation/depreciation	(29,969)	(70,368)
Net income (loss)	$(708,125)	$(36,926)

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a greater decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2015.

ProShares Ultra Yen*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
NAV beginning of period	$2,118,028	$2,795,026
NAV end of period	$5,348,899	$1,997,051
Percentage change in NAV	152.5%	(28.5)%
Shares outstanding beginning of period	37,504	37,504
Shares outstanding end of period	99,974	25,004
Percentage change in shares outstanding	166.6%	(33.3)%
Shares created	75,000	—
Shares redeemed	12,530	12,500
Per share NAV beginning of period	$56.48	$74.53
Per share NAV end of period	$53.50	$79.87
Percentage change in per share NAV	(5.3)%	7.2%
Percentage change in benchmark	(2.1)%	3.9%
Benchmark annualized volatility	8.0%	6.7%

During the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2014 to 99,974 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 37,504 outstanding Shares at December 31, 2013 to 25,004 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.3% for the six months ended June 30, 2015, as compared to the Fund’s per Share NAV increase of 7.2% for the six months ended June 30, 2014, was primarily due to depreciation in the value of the assets of the Fund during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $59.83 per Share and reached its low for the period on June 5, 2015 at $50.86 per Share. By comparison, during the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 3, 2014 at $80.84 per Share and reached its low for the period on January 9, 2014 at $75.20 per Share.

The benchmark’s decline of 2.1% for the six months ended June 30, 2015, as compared to the benchmark’s rise of 3.9% for the six months ended June 30, 2014, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net investment income (loss)	$(21,571)	$(12,488)
Management fee	22,321	13,309
Net realized gain (loss)	(519,169)	(21,518)
Change in net unrealized appreciation/depreciation	175,277	211,681
Net income (loss)	$(365,463)	$177,675

The Fund’s net income decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Yen.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Since the ProShares Managed Futures Strategy commenced investment operations on October 1, 2014, comparisons of positions in certain Financial Instruments held by ProShares Managed Futures Strategy as of June 30, 2014 have not been provided.

Commodity Price Sensitivity and Exchange Rate Sensitivity

The Managed Futures Fund is exposed to commodity price risk through its holdings of commodity futures contracts and exchange rate risk through its holdings of currency and U.S. Treasury futures contracts. The following table provides information about the Managed Futures Fund’s Financial Instruments, which were sensitive to both commodity price and exchange rate risk. As of June 30, 2015, the Managed Futures Fund’s positions were as follows:

ProShares Managed Futures Strategy:

As of June 30, 2015, the Managed Futures Fund was exposed to commodity price and exchange rate risk through its holdings of Financial Instruments linked to the S&P Strategic Futures Index. The following table provides information about the Fund’s commodity and currency futures contracts as of June 30, 2015, which were sensitive to commodity price risk and exchange rate price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
RBOB Gasoline Futures (NYMEX)	Long	August 2015	2	$2.05	42,000	$172,150
British Pound Fx Currency Futures (CME)	Long	September 2015	6	157.25	625	589,688
Cocoa Futures (ICE)	Long	September 2015	15	3,269.00	10	490,350
Copper Futures (COMEX)	Long	September 2015	4	2.62	25,000	261,500
Copper Mini Futures (COMEX)	Long	September 2015	2	2.61	12,500	65,350
Swiss Franc Fx Currency Futures (CME)	Long	September 2015	2	107.22	1,250	268,050
Live Cattle Futures (CME)	Long	October 2015	7	1.51	40,000	421,960
WTI Crude Oil Futures (NYMEX)	Long	December 2015	2	6.08	1,000	121,560
NY Harbor ULSD Futures (NYMEX)	Long	December 2015	2	1.96	42,000	164,447
Gold 100 OZ Futures (COMEX)	Short	August 2015	2	1,171.80	100	234,360
Gold Mini Futures (ICE)	Short	August 2015	2	1,171.80	32.15	75,347
Lean Hogs Futures (CME)	Short	August 2015	11	0.74	40,000	327,250
Natural Gas Futures (NYMEX)	Short	August 2015	8	2.83	10,000	226,560
Australian Dollar Fx Currency Futures (CME)	Short	September 2015	6	76.85	1,000	461,100
Canadian Dollar Fx Currency Futures (CME)	Short	September 2015	5	79.98	1,000	399,900
Coffee ‘C’ Futures (ICE)	Short	September 2015	4	1.32	37,500	198,600
Corn Futures (CBT)	Short	September 2015	14	4.22	5,000	295,400
Euro Fx Currency Futures (CME)	Short	September 2015	3	1.12	125,000	418,350
Japanese Yen Fx Currency Futures (CME)	Short	September 2015	6	81.83	1,250	613,725
Silver Futures (COMEX)	Short	September 2015	1	15.58	5,000	77,905
Silver Mini Futures (ICE)	Short	September 2015	4	15.58	1,000	62,324
US 10 YR Note Futures (CBT)	Short	September 2015	10	126.17	1,000	1,261,719
US Treasury Long Bond Futures (CBT)	Short	September 2015	6	150.84	1,000	905,063
Wheat Futures (CBT)	Short	September 2015	11	6.16	5,000	338,663
Sugar #11 Futures (CBT)	Short	October 2015	18	0.12	112,000	251,395
Soybean Futures (CBT)	Short	November 2015	7	10.37	5,000	363,037
Cotton No. 2 Futures (ICE)	Short	December 2015	10	0.68	50,000	339,550

The June 30, 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current applicable commodity or exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of June 30, 2015 and 2014, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of June 30, 2015 and 2014, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2015	5,705	$17.33	1,000	$98,839,125
VIX Futures (CBOE)	Long	August 2015	4,075	17.38	1,000	70,803,125

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2014	4,028	$12.45	1,000	$50,148,600
VIX Futures (CBOE)	Long	August 2014	3,624	13.35	1,000	48,380,400

The June 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of June 30, 2015 and 2014, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2015	286	$17.93	1,000	$5,126,550
VIX Futures (CBOE)	Long	November 2015	491	18.13	1,000	8,899,375
VIX Futures (CBOE)	Long	December 2015	491	18.18	1,000	8,923,925
VIX Futures (CBOE)	Long	January 2016	205	18.68	1,000	3,828,375

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2014	450	$15.00	1,000	$6,750,000
VIX Futures (CBOE)	Long	November 2014	855	15.60	1,000	13,338,000
VIX Futures (CBOE)	Long	December 2014	855	16.00	1,000	13,680,000
VIX Futures (CBOE)	Long	January 2015	405	16.70	1,000	6,763,500

The June 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of June 30, 2015 and 2014, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2015	6,365	$17.33	1,000	$(110,273,625)
VIX Futures (CBOE)	Short	August 2015	4,546	17.38	1,000	(78,986,750)

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2014	7,404	$12.45	1,000	$(92,179,800)
VIX Futures (CBOE)	Short	August 2014	6,657	13.35	1,000	(88,870,950)

The June 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of June 30, 2015 and 2014, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of June 30, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2015	29,050	$17.33	1,000	$503,291,250
VIX Futures (CBOE)	Long	August 2015	20,747	17.38	1,000	360,479,125

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2014	24,158	$12.45	1,000	$300,767,100
VIX Futures (CBOE)	Long	August 2014	21,742	13.35	1,000	290,255,700

The June 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2015 and 2014, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of June 30, 2015 and 2014, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$102.6892	$(4,657,215)
Bloomberg Commodity Index	Goldman Sachs International	Short	102.6892	(4,065,285)
Bloomberg Commodity Index	UBS AG	Short	102.6892	(1,705,006)

Swap Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$134.6268	$(2,595,868)
Bloomberg Commodity Index	Goldman Sachs International	Short	134.6268	(2,767,667)
Bloomberg Commodity Index	UBS AG	Short	134.6268	(1,138,280)

The June 30, 2015 and 2014 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K, for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of June 30, 2015 and 2014, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2015	2,785	$59.83	1,000	$(166,626,550)

Swap Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	142.5320	$(57,550,283)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	142.5320	(56,799,973)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A	Short	142.5320	(24,458,958)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	142.5320	(54,734,615)

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2014	2,920	$104.73	1,000	$(305,811,600)

Swap Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	272.2784	$(116,423,779)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	272.2784	(127,285,152)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A	Short	272.2784	(59,190,848)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	272.2784	(116,599,880)

The June 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2015 and 2014 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of June 30, 2015 and 2014, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2015	921	$2.84	10,000	$(26,174,820)

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2014	2,238	$4.44	10,000	$(99,367,200)

The June 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of June 30, 2015 and 2014, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2015	2	$1171.80	100	$(234,360)

Forward Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,171.05	$(71,199,840)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,171.04	(31,849,946)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,171.03	(14,403,669)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,171.03	(30,271,126)

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2014	2	$1,322.00	100	$(264,400)

Forward Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,315.02	$(78,243,690)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,315.02	(32,083,858)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,315.02	(19,330,794)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,315.02	(37,543,821)

The June 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2015 and 2014 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of June 30, 2015 and 2014, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2015	2	$15.58	5,000	$(156,650)

Forward Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$15.7016	$(62,586,578)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	15.7010	(22,083,457)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	15.7010	(13,942,488)
0.999 Fine Troy Ounce Silver	UBS AG	Short	15.7011	(23,457,443)

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2014	2	$21.06	5,000	$(210,560)

Forward Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$20.8726	$(55,521,116)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	20.8726	(18,253,089)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	20.8726	(10,895,497)
0.999 Fine Troy Ounce Silver	UBS AG	Short	20.8726	(19,495,008)

The June 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2015 and 2014 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2015 and 2014, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of June 30, 2015 and 2014, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2015	139	$1.12	125,000	$(19,383,550)

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2014	83	$1.37	125,000	$(14,211,675)

The June 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of June 30, 2015 and 2014, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2015	497	$76.85	1,000	$(38,194,450)

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2014	429	$93.76	1,000	$(40,223,040)

The June 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of June 30, 2015 and 2014, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/10/15	134,902,100	1.1150	$150,417,685
Euro	UBS AG	Long	07/10/15	43,009,100	1.1150	47,955,734
Euro	Goldman Sachs International	Short	07/10/15	(650,658,325)	1.1150	(725,492,920)
Euro	UBS AG	Short	07/10/15	(656,926,500)	1.1150	(732,482,020)

Foreign Currency Forward Contracts as of June 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/11/14	28,302,000	1.3694	$38,755,476
Euro	UBS AG	Long	07/11/14	27,582,600	1.3694	37,770,362
Euro	Goldman Sachs International	Short	07/11/14	(351,137,125)	1.3694	(480,831,260)
Euro	UBS AG	Short	07/11/14	(347,608,700)	1.3694	(475,999,595)

The June 30, 2015 and 2014 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of June 30, 2015 and 2014, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/10/15	11,883,194,200	0.008172	$97,106,611
Yen	UBS AG	Long	07/10/15	6,627,069,900	0.008172	54,154,825
Yen	Goldman Sachs International	Short	07/10/15	(60,093,609,500)	0.008172	(491,070,554)
Yen	UBS AG	Short	07/10/15	(57,749,031,500)	0.008172	(471,911,226)

Foreign Currency Forward Contracts as of June 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/11/14	4,021,491,200	0.009872	$39,699,116
Yen	UBS AG	Long	07/11/14	3,928,152,500	0.009872	38,777,700
Yen	Goldman Sachs International	Short	07/11/14	(39,448,933,400)	0.009872	(389,429,615)
Yen	UBS AG	Short	07/11/14	(40,348,769,000)	0.009872	(398,312,558)

The June 30, 2015 and 2014 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2015 and 2014, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Commodity:

As of June 30, 2015 and 2014, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$102.6892	$2,101,872
Bloomberg Commodity Index	Goldman Sachs International	Long	102.6892	2,151,198
Bloomberg Commodity Index	UBS AG	Long	102.6892	698,224

Swap Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$134.6268	$3,598,575
Bloomberg Commodity Index	Goldman Sachs International	Long	134.6268	3,955,878
Bloomberg Commodity Index	UBS AG	Long	134.6268	1,276,872

The June 30, 2015 and 2014 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of June 30, 2015 and 2014, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2015	11,328	$59.83	1,000	$677,754,240

Swap Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$142.5320	$381,511,185
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	142.5320	396,154,173
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	142.5320	141,007,327
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	142.5320	394,371,392

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2014	842	$104.73	1,000	$88,182,660

Swap Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$272.2784	$31,823,119
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	272.2784	27,268,424
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	272.2784	17,530,561
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	272.2784	31,095,182

The June 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2015 and 2014 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of June 30, 2015 and 2014, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2015	4,450	$2.84	10,000	$126,469,000

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2014	953	$4.44	10,000	$42,313,200

The June 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of June 30, 2015 and 2014, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2015	2	$1,171.80	100	$234,360

Forward Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,171.05	$86,891,910
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,171.04	37,028,285
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,171.03	19,087,789
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,171.03	34,428,282

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2014	2	$1,322.00	100	$264,400

Forward Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,315.02	$143,994,690
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,315.02	54,205,124
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,315.02	28,272,930
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,315.02	44,184,672

The June 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2015 and 2014 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of June 30, 2015 and 2014, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2015	3	$15.58	5,000	$233,715

Forward Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$15.7016	$207,166,910
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	15.7010	146,911,117
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	15.7010	57,277,248
0.999 Fine Troy Ounce Silver	UBS AG	Long	15.7011	160,386,737

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2014	1	$21.06	5,000	$105,280

Forward Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$20.8726	$544,294,790
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	20.8726	165,515,543
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	20.8726	105,427,503
0.999 Fine Troy Ounce Silver	UBS AG	Long	20.8726	186,663,662

The June 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2015 and 2014 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two.

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2015 and 2014, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of June 30, 2015 and 2014, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/10/15	15,101,725	1.1150	$16,838,630
Euro	UBS AG	Long	07/10/15	13,022,500	1.1150	14,520,266
Euro	Goldman Sachs International	Short	07/10/15	(2,464,500)	1.1150	(2,747,951)
Euro	UBS AG	Short	07/10/15	(1,854,400)	1.1150	(2,067,681)

Foreign Currency Forward Contracts as of June 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/11/14	733,425	1.3694	$1,004,319
Euro	UBS AG	Long	07/11/14	3,046,300	1.3694	4,171,465
Euro	Goldman Sachs International	Short	07/11/14	(30,700)	1.3694	(42,040)

The June 30, 2015 and 2014 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of June 30, 2015 and 2014, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/10/15	886,001,400	0.008172	$7,240,191
Yen	UBS AG	Long	07/10/15	457,541,900	0.008172	3,738,923
Yen	Goldman Sachs International	Short	07/10/15	(30,550,900)	0.008172	(249,655)
Yen	UBS AG	Short	07/10/15	(5,434,600)	0.008172	(44,410)

Foreign Currency Forward Contracts as of June 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/11/14	291,065,100	0.009872	$2,873,319
Yen	UBS AG	Long	07/11/14	317,397,400	0.009872	3,133,265
Yen	Goldman Sachs International	Short	07/11/14	(202,709,800)	0.009872	(2,001,098)
Yen	UBS AG	Short	07/11/14	(1,488,900)	0.009872	(14,698)

The June 30, 2015 and 2014 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2015, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as noted below, there has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, as amended.

The lack of active trading markets for any of the Shares of the Funds may result in losses on investors’ investments at the time of disposition of such Shares.

Although the Shares of the Funds are publicly listed and traded on the Exchange, there can be no guarantee that an active trading market for the Shares of any Fund will develop or be maintained. In this regard, if a Fund is not able to meet the continued listing standards of NYSE Arca and is delisted, there will not be an active trading market for such Fund’s Shares. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist. In addition, if there is no active trading market for the Shares of a Fund for an extended period of time, the Fund would likely be forced to liquidate.

A Fund may terminate and liquidate at a time that is disadvantageous to shareholders.

If a Fund lacks the demand necessary to remain open, then the Fund will likely be terminated and liquidated. For example, the ProShares Ultra Australian Dollar Fund was terminated and liquidated in June 2015 because it lacked the demand necessary to remain open. Termination and liquidation of a Fund could occur at a time that is disadvantageous to shareholders. When the Fund’s assets are sold as part of the Fund’s liquidation, the resulting proceeds distributed to shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). Thus, as of June 30, 2015, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-199642); and 2) a Form S-3 Registration Statement (No. 333-199641).

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

Title of Securities Registered	Amount Registered As of June 30, 2015	Shares Sold For the Three Months Ended June 30, 2015	Sale Price of Shares Sold For the Three Months Ended June 30, 2015
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$509,027,538	50,000	$1,043,979
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,068,623,063	4,100,000	$56,928,673
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$619,302,925	100,000	$5,525,626
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,589,767,641	2,400,000	$200,730,634
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$4,255,550,774	13,850,000	$584,939,077
ProShares UltraShort Bloomberg Commodity Common Units of Beneficial Interest	$172,839,931	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$2,114,776,247	4,550,000	$274,425,360
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$412,030,981	150,000	$11,531,753
ProShares UltraShort Gold Common Units of Beneficial Interest	$503,545,611	—	$—
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,083,528,399	250,000	$24,496,262
ProShares Short Euro Common Units of Beneficial Interest	$174,672,977	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,888,450,946	6,400,000	$162,216,329
ProShares UltraShort Yen Common Units of Beneficial Interest	$951,962,134	400,000	$37,838,236
ProShares Ultra Bloomberg Commodity Common Units of Beneficial Interest	$129,604,130	25,000	$1,200,621
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$3,838,773,188	9,430,000	$415,664,005
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$540,275,387	475,000	$20,108,375
ProShares Ultra Gold Common Units of Beneficial Interest	$683,270,223	—	$—
ProShares Ultra Silver Common Units of Beneficial Interest	$2,251,471,600	800,000	$30,388,247
ProShares Ultra Euro Common Units of Beneficial Interest	$126,652,323	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—
Total:	$27,225,623,435	42,980,000	$1,827,037,177

(b)	From April 1, 2015 to June 30, 2015, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Managed Futures Strategy
04/01/15 to 04/30/15	—	$—
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	—	$—
ProShares VIX Short-Term Futures ETF
04/01/15 to 04/30/15	—	$—
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	300,000	$12.86
ProShares VIX Mid-Term Futures ETF
04/01/15 to 04/30/15	25,000	$60.12
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	50,000	$54.31
ProShares Short VIX Short-Term Futures ETF
04/01/15 to 04/30/15	1,550,000	$78.98
05/01/15 to 05/31/15	1,800,000	$88.14
06/01/15 to 06/30/15	800,000	$91.13
ProShares Ultra VIX Short-Term Futures ETF
04/01/15 to 04/30/15	1,010,000	$59.46
05/01/15 to 05/31/15	1,920,000	$46.58
06/01/15 to 06/30/15	10,351,572	$41.63
ProShares UltraShort Bloomberg Commodity
04/01/15 to 04/30/15	—	$—
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	—	$—
ProShares UltraShort Bloomberg Crude Oil
04/01/15 to 04/30/15	1,300,000	$65.73
05/01/15 to 05/31/15	1,450,000	$57.77
06/01/15 to 06/30/15	2,900,000	$56.74
ProShares UltraShort Bloomberg Natural Gas
04/01/15 to 04/30/15	50,000	$80.73
05/01/15 to 05/31/15	50,000	$87.65
06/01/15 to 06/30/15	—	$—
ProShares UltraShort Gold
04/01/15 to 04/30/15	50,000	$98.38
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	—	$—
ProShares UltraShort Silver
04/01/15 to 04/30/15	100,000	$101.45
05/01/15 to 05/31/15	50,000	$97.66
06/01/15 to 06/30/15	100,000	$104,47
ProShares Short Euro
04/01/15 to 04/30/15	—	$—
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	—	$—
ProShares UltraShort Australian Dollar
04/01/15 to 04/30/15	—	—
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	—	$—
ProShares UltraShort Euro
04/01/15 to 04/30/15	2,600,000	$26.65
05/01/15 to 05/31/15	450,000	$24.81
06/01/15 to 06/30/15	900,000	$24.65
ProShares UltraShort Yen
04/01/15 to 04/30/15	300,000	$88.18
05/01/15 to 05/31/15	50,000	$88.75
06/01/15 to 06/30/15	600,000	$94.31
ProShares Ultra Bloomberg Commodity
04/01/15 to 04/30/15	25,000	$48.26
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	39	$49.10
ProShares Ultra Bloomberg Crude Oil
04/01/15 to 04/30/15	8,400,000	$43.15
05/01/15 to 05/31/15	4,240,000	$48.96
06/01/15 to 06/30/15	4,351,967	$48.35
ProShares Ultra Bloomberg Natural Gas
04/01/15 to 04/30/15	—	$—
05/01/15 to 05/31/15	125,000	$51.78
06/01/15 to 06/30/15	300,316	$46.94
ProShares Ultra Gold
04/01/15 to 04/30/15	100,000	$38.74
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	—	$—
ProShares Ultra Silver
04/01/15 to 04/30/15	200,000	$42.66
05/01/15 to 05/31/15	400,000	$44.11
06/01/15 to 06/30/15	—	$—
ProShares Ultra Euro
04/01/15 to 04/30/15	—	$—
05/01/15 to 05/31/15	50,000	$16.68
06/01/15 to 06/30/15	100,000	$17.07
ProShares Ultra Yen
04/01/15 to 04/30/15	—	$—
05/01/15 to 05/31/15	—	$—
06/01/15 to 06/30/15	30	$52.07

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

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: August 10, 2015

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: August 10, 2015