Form 10-Q
period 2015-09-30
ProShares Trust II
filed 2015-11-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES MANAGED FUTURES STRATEGY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015
	(unaudited)	December 31, 2014
Assets
Cash	$8,033,817	$6,135,185
Segregated cash balances with brokers for futures contracts	320,529	195,142
Receivable from capital shares sold	1,029,253	—
Receivable on open futures contracts	—	17,445
Offering costs (Note 5)	181	49,384
Limitation by Sponsor	11,013	9,474

Total assets	9,394,793	6,406,630

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	65,388	—
Brokerage commissions and fees payable	197	—
Payable for offering costs	65,785	65,785

Total liabilities	131,370	65,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,263,423	6,340,845

Total liabilities and shareholders’ equity	$9,394,793	$6,406,630

Shares outstanding	450,010	300,010

Net asset value per share	$20.58	$21.14

Market value per share (Note 2)	$20.81	$21.28

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires December 2015	3	$419,213	$(1,350)
Japanese Yen Fx Currency Futures - CME, expires December 2015	6	625,725	(2,381)
US 10 YR Note Futures - CBT, expires December 2015	11	1,416,078	9,750
US Treasury Long Bond Futures - CBT, expires December 2015	6	944,063	14,062

			$20,081

Futures Contracts Sold††

Natural Gas Futures - NYMEX, expires November 2015	7	$176,680	$14,117
NY Harbor ULSD Futures - NYMEX, expires November 2015	2	129,142	2,650
RBOB Gasoline Futures - NYMEX, expires November 2015	2	114,803	701
Soybean Futures - CBT, expires November 2015	6	267,600	14,750
WTI Crude Oil Futures - NYMEX, expires November 2015	2	90,180	3,252
Australian Dollar Fx Currency Futures - CME, expires December 2015	5	349,400	(30)
British Pound Fx Currency Futures - CME, expires December 2015	6	566,738	5,725
Canadian Dollar Fx Currency Futures - CME, expires December 2015	6	449,280	2,570
Cocoa Futures - ICE, expires December 2015	14	435,960	10,630
Coffee ‘C’ Futures - ICE, expires December 2015	4	182,025	3,825
Copper Futures - COMEX, expires December 2015	5	292,625	1,463
Corn Futures - CBT, expires December 2015	13	252,037	(2,425)
Cotton No. 2 Futures - ICE, expires December 2015	10	302,200	7,146
Gold 100 OZ Futures - COMEX, expires December 2015	2	223,040	12,020
Gold Mini Futures - ICE, expires December 2015	2	71,707	399
Lean Hogs Futures - CME, expires December 2015	14	373,660	(13,547)
Live Cattle Futures - CME, expires December 2015	8	418,960	30,960
Silver Futures - COMEX, expires December 2015	2	145,180	1,370
Swiss Franc Fx Currency Futures - CME, expires December 2015	2	257,050	1,163
Wheat Futures - CBT, December 2015	10	256,375	(1,475)
Sugar #11 Futures - CBT, expires March 2016	18	259,661	(12,163)

			$83,101

††	Cash collateral in the amount of $320,529 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Investment Income
Interest	$—	$—

Expenses
Brokerage commissions and fees	2,206	5,724
Offering costs	16,581	49,203
Limitation by Sponsor	—	(1,539)
Reduction in Limitation by Sponsor	485	—

Total expenses	19,272	53,388

Net investment income (loss)	(19,272)	(53,388)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(180,345)	(262,050)

Net realized gain (loss)	(180,345)	(262,050)

Change in net unrealized appreciation/depreciation on
Futures contracts	208,302	(1,145)

Change in net unrealized appreciation/depreciation	208,302	(1,145)

Net realized and unrealized gain (loss)	27,957	(263,195)

Net income (loss)	$8,685	$(316,583)

Net income (loss) per weighted-average share	$0.02	$(0.78)

Weighted-average shares outstanding	440,771	406,054

*	Since the Fund commenced investment operations on October 1, 2014, the Statements of Operations for the three and nine months ended September 30, 2014 have not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$6,340,845

Addition of 400,000 shares	8,428,831
Redemption of 250,000 shares	(5,189,670)

Net addition (redemption) of 150,000 shares	3,239,161

Net investment income (loss)	(53,388)
Net realized gain (loss)	(262,050)
Change in net unrealized appreciation/depreciation	(1,145)

Net income (loss)	(316,583)

Shareholders’ equity, at September 30, 2015	$9,263,423

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(316,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(125,387)
Decrease (Increase) in receivable on futures contracts	17,445
Decrease (Increase) in Limitation by Sponsor	(1,539)
Change in offering cost	49,203
Increase (Decrease) in brokerage commissions and fees payable	197
Increase (Decrease) in payable on futures contracts	65,388

Net cash provided by (used in) operating activities	(311,276)

Cash flow from financing activities
Proceeds from addition of shares	7,399,578
Payment on shares redeemed	(5,189,670)

Net cash provided by (used in) financing activities	2,209,908

Net increase (decrease) in cash	1,898,632
Cash, beginning of period	6,135,185

Cash, end of period	$8,033,817

*	Since the Fund commenced investment operations on October 1, 2014, the Statement of Cash Flows for the nine months ended September 30, 2014 has not been provided.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,810,592	$1,694,791
Segregated cash balances with brokers for futures contracts	22,941,825	18,439,750
Short-term U.S. government and agency obligations (Note 3) (cost $88,528,469 and $82,086,464, respectively)	88,533,608	82,088,299
Receivable on open futures contracts	—	9,317,236

Total assets	114,286,025	111,540,076

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,161,690	—
Management fee payable	177,957	80,751

Total liabilities	3,339,647	80,751

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	110,946,378	111,459,325

Total liabilities and shareholders’ equity	$114,286,025	$111,540,076

Shares outstanding	6,424,812	5,324,812

Net asset value per share	$17.27	$20.93

Market value per share (Note 2)	$17.08	$20.99

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.005% due 10/01/15	$5,602,000	$5,602,002
0.015% due 10/08/15	9,642,000	9,642,018
0.007% due 11/05/15	8,325,000	8,325,122
0.010% due 11/19/15	4,211,000	4,211,057
0.046% due 12/03/15	2,650,000	2,649,977
0.029% due 12/17/15	19,182,000	19,182,411
0.087% due 01/07/16	5,167,000	5,166,789
0.165% due 01/28/16	8,658,000	8,657,428
0.000% due 02/04/16†	25,099,000	25,096,804

Total short-term U.S. government and agency obligations (cost $88,528,469)		$88,533,608

Futures Contracts Purchased††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2015	2,745	$63,203,625	$(983,516)
VIX Futures - CBOE, expires November 2015	2,144	47,436,000	2,138,199

			$1,154,683

†	All or partial amount pledged as collateral for future contracts.
††	Cash collateral in the amount of $22,941,825 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$9,963	$6,363	$31,098	$40,577

Expenses
Management fee	279,410	235,234	839,732	849,283
Brokerage commissions and fees	49,114	24,499	115,986	24,499

Total expenses	328,524	259,733	955,718	873,782

Net investment income (loss)	(318,561)	(253,370)	(924,620)	(833,205)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	63,980,150	(2,990,117)	3,412,234	(28,437,457)
Short-term U.S. government and agency obligations	(1,235)	2,249	1,928	13,481

Net realized gain (loss)	63,978,915	(2,987,868)	3,414,162	(28,423,976)

Change in net unrealized appreciation/depreciation on
Futures contracts	(12,755,774)	19,045,502	(5,109,937)	29,084,702
Short-term U.S. government and agency obligations	2,804	(2,706)	3,304	(9,819)

Change in net unrealized appreciation/depreciation	(12,752,970)	19,042,796	(5,106,633)	29,074,883

Net realized and unrealized gain (loss)	51,225,945	16,054,928	(1,692,471)	650,907

Net income (loss)	$50,907,384	$15,801,558	$(2,617,091)	$(182,298)

Net income (loss) per weighted-average share	$5.15	$2.77	$(0.29)	$(0.03)

Weighted-average shares outstanding	9,892,475	5,708,779	8,981,039	5,489,922

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$111,459,325

Addition of 10,550,000 shares	162,408,538
Redemption of 9,450,000 shares	(160,304,394)

Net addition (redemption) of 1,100,000 shares	2,104,144

Net investment income (loss)	(924,620)
Net realized gain (loss)	3,414,162
Change in net unrealized appreciation/depreciation	(5,106,633)

Net income (loss)	(2,617,091)

Shareholders’ equity, at September 30, 2015	$110,946,378

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(2,617,091)	$(182,298)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,502,075)	41,059,850
Purchases of short-term U.S. government and agency obligations	(528,217,602)	(479,040,234)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	521,808,025	574,519,760
Net amortization and accretion on short-term U.S. government and agency obligations	(30,500)	(40,577)
Net realized gain (loss) on investments	(1,928)	(13,481)
Change in unrealized appreciation/depreciation on investments	(3,304)	9,819
Decrease (Increase) in receivable on futures contracts	9,317,236	2,650,305
Increase (Decrease) in management fee payable	97,206	(124,888)
Increase (Decrease) in payable on futures contracts	3,161,690	—

Net cash provided by (used in) operating activities	(988,343)	138,838,256

Cash flow from financing activities
Proceeds from addition of shares	162,408,538	163,742,094
Payment on shares redeemed	(160,304,394)	(304,586,016)

Net cash provided by (used in) financing activities	2,104,144	(140,843,922)

Net increase (decrease) in cash	1,115,801	(2,005,666)
Cash, beginning of period	1,694,791	4,333,752

Cash, end of period	$2,810,592	$2,328,086

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,325,502	$1,634,082
Segregated cash balances with brokers for futures contracts	3,956,460	1,906,950
Short-term U.S. government and agency obligations (Note 3) (cost $25,285,451 and $24,104,754, respectively)	25,286,238	24,105,906
Receivable on open futures contracts	—	1,783,328

Total assets	31,568,200	29,430,266

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	7,947,955
Payable on open futures contracts	416,446	—
Management fee payable	40,439	22,736

Total liabilities	456,885	7,970,691

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	31,111,315	21,459,575

Total liabilities and shareholders’ equity	$31,568,200	$29,430,266

Shares outstanding	487,404	337,404

Net asset value per share	$63.83	$63.60

Market value per share (Note 2)	$63.44	$63.89

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(81% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 10/08/15	$6,899,000$	6,899,013
0.012% due 11/05/15	8,175,000	8,175,119
0.019% due 12/03/15	6,128,000	6,127,947
0.029% due 12/10/15	4,084,000	4,084,159

Total short-term U.S. government and agency obligations (cost $25,285,451)		$25,286,238

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2016	262	$5,757,450	$1,007,235
VIX Futures - CBOE, expires February 2016	468	10,377,900	2,023,635
VIX Futures - CBOE, expires March 2016	468	10,377,900	252,010
VIX Futures - CBOE, expires April 2016	205	4,597,125	177,125

			$3,460,005

††	Cash collateral in the amount of $3,956,460 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$1,084	$3,406	$5,960	$13,659

Expenses
Management fee	58,899	92,676	173,165	310,124
Brokerage commissions and fees	1,686	2,966	13,649	2,966

Total expenses	60,585	95,642	186,814	313,090

Net investment income (loss)	(59,501)	(92,236)	(180,854)	(299,431)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	631,983	(4,036,079)	(2,291,385)	(16,100,400)
Short-term U.S. government and agency obligations	22	55	1,330	1,772

Net realized gain (loss)	632,005	(4,036,024)	(2,290,055)	(16,098,628)

Change in net unrealized appreciation/depreciation on
Futures contracts	3,760,350	5,996,790	3,199,340	7,398,429
Short-term U.S. government and agency obligations	594	655	(365)	(106)

Change in net unrealized appreciation/depreciation	3,760,944	5,997,445	3,198,975	7,398,323

Net realized and unrealized gain (loss)	4,392,949	1,961,421	908,920	(8,700,305)

Net income (loss)	$4,333,448	$1,869,185	$728,066	$(8,999,736)

Net income (loss) per weighted-average share	$8.89	$2.62	$1.56	$(12.71)

Weighted-average shares outstanding	487,404	712,365	465,243	708,312

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$21,459,575

Addition of 300,000 shares	17,870,189
Redemption of 150,000 shares	(8,946,515)

Net addition (redemption) of 150,000 shares	8,923,674

Net investment income (loss)	(180,854)
Net realized gain (loss)	(2,290,055)
Change in net unrealized appreciation/depreciation	3,198,975

Net income (loss)	728,066

Shareholders’ equity, at September 30, 2015	$31,111,315

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$728,066	$(8,999,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,049,510)	4,521,490
Purchases of short-term U.S. government and agency obligations	(69,593,419)	(116,375,672)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	68,420,012	124,708,345
Net amortization and accretion on short-term U.S. government and agency obligations	(5,960)	(13,660)
Net realized gain (loss) on investments	(1,330)	(1,772)
Change in unrealized appreciation/depreciation on investments	365	106
Decrease (Increase) in receivable on futures contracts	1,783,328	(167,457)
Increase (Decrease) in management fee payable	17,703	(15,384)
Increase (Decrease) in payable on futures contracts	416,446	—

Net cash provided by (used in) operating activities	(284,299)	3,656,260

Cash flow from financing activities
Proceeds from addition of shares	17,870,189	40,985,669
Payment on shares redeemed	(16,894,470)	(42,828,453)

Net cash provided by (used in) financing activities	975,719	(1,842,784)

Net increase (decrease) in cash	691,420	1,813,476
Cash, beginning of period	1,634,082	1,906,397

Cash, end of period	$2,325,502	$3,719,873

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$1,551,738	$9,122,219
Segregated cash balances with brokers for futures contracts	7,780,110	85,244,950
Short-term U.S. government and agency obligations (Note 3) (cost $606,101,455 and $446,972,637, respectively)	606,156,790	446,975,220
Receivable on open futures contracts	15,025,925	—

Total assets	630,514,563	541,342,389

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,358,781
Payable on open futures contracts	—	31,020,019
Management fee payable	727,172	407,465

Total liabilities	727,172	34,786,265

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	629,787,391	506,556,124

Total liabilities and shareholders’ equity	$630,514,563	$541,342,389

Shares outstanding	13,350,040	8,250,040

Net asset value per share	$47.17	$61.40

Market value per share (Note 2)	$47.64	$61.16

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.022% due 10/01/15	$34,756,000	$34,756,014
0.015% due 10/08/15	7,655,000	7,655,015
0.007% due 11/05/15	42,975,000	42,975,627
0.003% due 11/12/15	22,027,000	22,027,258
0.031% due 11/19/15	11,605,000	11,605,158
0.021% due 11/27/15	21,136,000	21,135,833
0.022% due 12/03/15†	178,415,000	178,413,448
0.031% due 12/10/15	2,000,000	2,000,078
0.035% due 12/17/15	71,174,000	71,175,523
0.086% due 01/07/16†	146,376,000	146,370,028
0.100% due 01/14/16	17,220,000	17,219,247
0.000% due 01/21/16	4,000,000	3,999,751
0.165% due 01/28/16†	22,342,000	22,340,523
0.005% due 02/11/16†	24,486,000	24,483,287

Total short-term U.S. government and agency obligations (cost $606,101,455)		$606,156,790

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2015	15,656	$360,479,400	$(46,371,878)
VIX Futures - CBOE, expires November 2015	12,319	272,557,875	(15,510,614)

			$(61,882,492)

†	All or partial amount pledged as collateral for future contracts.
††	Cash collateral in the amount of $7,780,110 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$34,056	$16,267	$78,709	$60,496

Expenses
Management fee	939,029	620,236	2,522,692	1,610,858
Brokerage commissions and fees	470,319	385,191	1,263,889	949,948

Total expenses	1,409,348	1,005,427	3,786,581	2,560,806

Net investment income (loss)	(1,375,292)	(989,160)	(3,707,872)	(2,500,310)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(74,068,147)	18,146,923	35,780,248	94,414,974
Short-term U.S. government and agency obligations	(8,165)	7,571	22,472	17,530

Net realized gain (loss)	(74,076,312)	18,154,494	35,802,720	94,432,504

Change in net unrealized appreciation/depreciation on
Futures contracts	(45,302,831)	(33,969,073)	(45,530,343)	(33,165,401)
Short-term U.S. government and agency obligations	54,041	(2,468)	52,752	(6,489)

Change in net unrealized appreciation/depreciation	(45,248,790)	(33,971,541)	(45,477,591)	(33,171,890)

Net realized and unrealized gain (loss)	(119,325,102)	(15,817,047)	(9,674,871)	61,260,614

Net income (loss)	$(120,700,394)	$(16,806,207)	$(13,382,743)	$58,760,304

Net income (loss) per weighted-average share	$(18.06)	$(5.40)	$(2.37)	$18.53

Weighted-average shares outstanding	6,682,105	3,109,823	5,658,282	3,171,835

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$506,556,124

Addition of 18,700,000 shares	1,145,778,404
Redemption of 13,600,000 shares	(1,009,164,394)

Net addition (redemption) of 5,100,000 shares	136,614,010

Net investment income (loss)	(3,707,872)
Net realized gain (loss)	35,802,720
Change in net unrealized appreciation/depreciation	(45,477,591)

Net income (loss)	(13,382,743)

Shareholders’ equity, at September 30, 2015	$629,787,391

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(13,382,743)	$58,760,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	77,464,840	(17,547,100)
Purchases of short-term U.S. government and agency obligations	(1,564,085,870)	(901,478,771)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,405,058,217	779,926,160
Net amortization and accretion on short-term U.S. government and agency obligations	(78,693)	(60,496)
Net realized gain (loss) on investments	(22,472)	(17,530)
Change in unrealized appreciation/depreciation on investments	(52,752)	6,489
Decrease (Increase) in receivable on futures contracts	(15,025,925)	603,833
Increase (Decrease) in management fee payable	319,707	86,086
Increase (Decrease) in payable on futures contracts	(31,020,019)	5,914,427

Net cash provided by (used in) operating activities	(140,825,710)	(73,806,598)

Cash flow from financing activities
Proceeds from addition of shares	1,145,778,404	561,896,894
Payment on shares redeemed	(1,012,523,175)	(485,606,100)

Net cash provided by (used in) financing activities	133,255,229	76,290,794

Net increase (decrease) in cash	(7,570,481)	2,484,196
Cash, beginning of period	9,122,219	2,153,370

Cash, end of period	$1,551,738	$4,637,566

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$6,498,142	$3,737,292
Segregated cash balances with brokers for futures contracts	139,495,985	116,907,700
Short-term U.S. government and agency obligations (Note 3) (cost $192,250,659 and $182,641,263, respectively)	192,258,925	182,639,188
Receivable from capital shares sold	34,340,224	12,549,248
Receivable on open futures contracts	—	42,531,441

Total assets	372,593,276	358,364,869

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,268,277	6,272,056
Payable on open futures contracts	27,913,959	—
Management fee payable	527,242	302,860

Total liabilities	37,709,478	6,574,916

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	334,883,798	351,789,953

Total liabilities and shareholders’ equity	$372,593,276	$358,364,869

Shares outstanding (Note 1)	5,852,448	2,804,020

Net asset value per share (Note 1)	$57.22	$125.46

Market value per share (Note 1) (Note 2)	$55.96	$125.75

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(57% of shareholders’ equity)
U.S. Treasury Bills:
0.036% due 10/01/15	$5,848,000	$5,848,002
0.034% due 11/19/15	5,756,000	5,756,078
0.025% due 11/27/15	31,687,000	31,686,750
0.035% due 12/03/15	51,110,000	51,109,555
0.032% due 12/10/15	59,231,000	59,233,304
0.000% due 01/07/16	1,000,000	999,959
0.000% due 01/14/16	33,309,000	33,307,545
0.000% due 01/21/16†	4,318,000	4,317,732

Total short-term U.S. government and agency obligations (cost $192,250,659)		$192,258,925

Futures Contracts Purchased††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2015	16,536	$380,741,400	$11,812,897
VIX Futures - CBOE, expires November 2015	12,983	287,248,875	13,031,078

			$24,843,975

†	All or partial amount pledged as collateral for future contracts.
††	Cash collateral in the amount of $139,495,985 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2015	2014	2015	2014
Investment Income
Interest	$22,679	$13,610	$87,173	$55,542

Expenses
Management fee	807,006	689,515	3,205,706	2,064,694
Brokerage commissions and fees	660,215	632,234	2,378,733	1,802,162

Total expenses	1,467,221	1,321,749	5,584,439	3,866,856

Net investment income (loss)	(1,444,542)	(1,308,139)	(5,497,266)	(3,811,314)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	245,646,935	(4,719,200)	(291,236,149)	(255,442,487)
Short-term U.S. government and agency obligations	15,079	9,696	31,578	23,760

Net realized gain (loss)	245,662,014	(4,709,504)	(291,204,571)	(255,418,727)

Change in net unrealized appreciation/depreciation on
Futures contracts	(63,658,535)	89,185,433	(14,741,278)	72,661,998
Short-term U.S. government and agency obligations	(610)	(5,896)	10,341	(9,852)

Change in net unrealized appreciation/depreciation	(63,659,145)	89,179,537	(14,730,937)	72,652,146

Net realized and unrealized gain (loss)	182,002,869	84,470,033	(305,935,508)	(182,766,581)

Net income (loss)	$180,558,327	$83,161,894	$(311,432,774)	$(186,577,895)

Net income (loss) per weighted-average share (Note 1)	$20.73	$37.37	$(37.56)	$(122.34)

Weighted-average shares outstanding (Note 1)	8,711,687	2,225,650	8,290,985	1,525,122

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$351,789,953

Addition of 44,780,000 shares (Note 1)	2,389,833,953
Redemption of 41,731,572 shares (Note 1)	(2,095,307,334)

Net addition (redemption) of 3,048,428 shares (Note 1)	294,526,619

Net investment income (loss)	(5,497,266)
Net realized gain (loss)	(291,204,571)
Change in net unrealized appreciation/depreciation	(14,730,937)

Net income (loss)	(311,432,774)

Shareholders’ equity, at September 30, 2015	$334,883,798

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(311,432,774)	$(186,577,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(22,588,285)	22,380,250
Purchases of short-term U.S. government and agency obligations	(2,605,845,186)	(1,596,272,347)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,596,354,541	1,490,909,573
Net amortization and accretion on short-term U.S. government and agency obligations	(87,173)	(55,542)
Net realized gain (loss) on investments	(31,578)	(23,760)
Change in unrealized appreciation/depreciation on investments	(10,341)	9,852
Decrease (Increase) in receivable on futures contracts	42,531,441	(11,373,242)
Increase (Decrease) in management fee payable	224,382	67,490
Increase (Decrease) in payable on futures contracts	27,913,959	(3,356,803)

Net cash provided by (used in) operating activities	(272,971,014)	(284,292,424)

Cash flow from financing activities
Proceeds from addition of shares	2,368,042,977	1,048,727,703
Payment on shares redeemed	(2,092,311,113)	(762,292,545)

Net cash provided by (used in) financing activities	275,731,864	286,435,158

Net increase (decrease) in cash	2,760,850	2,142,734
Cash, beginning of period	3,737,292	2,240,977

Cash, end of period	$6,498,142	$4,383,711

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$673,915	$467,766
Short-term U.S. government and agency obligations (Note 3) (cost $6,062,754 and $4,233,396, respectively)	6,062,965	4,233,548
Unrealized appreciation on swap agreements	210,073	567,259

Total assets	6,946,953	5,268,573

Liabilities and shareholders’ equity
Liabilities
Management fee payable	10,805	3,867

Total liabilities	10,805	3,867

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,936,148	5,264,706

Total liabilities and shareholders’ equity	$6,946,953	$5,268,573

Shares outstanding	59,997	59,997

Net asset value per share	$115.61	$87.75

Market value per share (Note 2)	$114.58	$87.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills:
0.012% due 11/05/15†	$946,000	$946,014
0.035% due 11/19/15†	2,268,000	2,268,031
0.040% due 12/03/15†	1,816,000	1,815,984
0.000% due 01/21/16†	1,033,000	1,032,936

Total short-term U.S. government and agency obligations (cost $6,062,754)		$6,062,965

Swap Agreements^
	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	10/06/15	$(5,121,176)	$80,000
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	10/06/15	(5,231,008)	94,573
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	10/06/15	(3,530,230)	35,500

				$210,073

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of September 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$407	$295	$1,403	$947

Expenses
Management fee	15,461	8,827	41,048	24,737

Total expenses	15,461	8,827	41,048	24,737

Net investment income (loss)	(15,054)	(8,532)	(39,645)	(23,790)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	1,287,180	502,112	2,068,198	(3,522)
Short-term U.S. government and agency obligations	—	3	16	3

Net realized gain (loss)	1,287,180	502,115	2,068,214	(3,519)

Change in net unrealized appreciation/depreciation on
Swap agreements	447,645	401,110	(357,186)	379,056
Short-term U.S. government and agency obligations	177	75	59	10

Change in net unrealized appreciation/depreciation	447,822	401,185	(357,127)	379,066

Net realized and unrealized gain (loss)	1,735,002	903,300	1,711,087	375,547

Net income (loss)	$1,719,948	$894,768	$1,671,442	$351,757

Net income (loss) per weighted-average share	$28.67	$14.91	$27.86	$5.86

Weighted-average shares outstanding	59,997	59,997	59,997	59,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$5,264,706

Net investment income (loss)	(39,645)
Net realized gain (loss)	2,068,214
Change in net unrealized appreciation/depreciation	(357,127)

Net income (loss)	1,671,442

Shareholders’ equity, at September 30, 2015	$6,936,148

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$1,671,442	$351,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(10,085,938)	(5,960,014)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	8,257,999	6,192,931
Net amortization and accretion on short-term U.S. government and agency obligations	(1,403)	(947)
Net realized gain (loss) on investments	(16)	(3)
Change in unrealized appreciation/depreciation on investments	357,127	(379,066)
Increase (Decrease) in management fee payable	6,938	40

Net cash provided by (used in) operating activities	206,149	204,698

Net increase (decrease) in cash	206,149	204,698
Cash, beginning of period	467,766	374,245

Cash, end of period	$673,915	$578,943

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$1,695,481	$994,268
Segregated cash balances with brokers for futures contracts	11,545,833	12,292,665
Short-term U.S. government and agency obligations (Note 3) (cost $131,359,782 and $131,592,367, respectively)	131,365,647	131,594,608
Unrealized appreciation on swap agreements	1,302,556	27,018,077
Receivable on open futures contracts	524,449	1,293,531

Total assets	146,433,966	173,193,149

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,374,713	3,854,654
Brokerage commissions and fees payable	9,507	—
Management fee payable	266,191	128,385
Unrealized depreciation on swap agreements	9,102	—

Total liabilities	4,659,513	3,983,039

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	141,774,453	169,210,110

Total liabilities and shareholders’ equity	$146,433,966	$173,193,149

Shares outstanding	1,619,944	2,169,944

Net asset value per share	$87.52	$77.98

Market value per share (Note 2)	$86.17	$76.52

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.011% due 10/01/15	$22,467,000	$22,467,009
0.030% due 10/08/15	8,497,000	8,497,016
0.035% due 11/19/15†	11,725,000	11,725,159
0.025% due 11/27/15†	8,854,000	8,853,930
0.027% due 12/03/15†	14,259,000	14,258,876
0.027% due 12/10/15†	45,655,000	45,656,776
0.080% due 01/07/16†	5,566,000	5,565,773
0.000% due 01/21/16†	14,342,000	14,341,108

Total short-term U.S. government and agency obligations (cost $131,359,782)		$131,365,647

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil Futures - NYMEX, expires November 2015	2,842	$128,145,780	$(4,109,687)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	10/06/15	$(43,305,552)	$587,462
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/15	(38,460,578)	127,029
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/15	(17,760,098)	588,065
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/15	(55,882,943)	(9,102)

				$1,293,454

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $11,545,833 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of September 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$9,198	$24,612	$45,693	$100,900

Expenses
Management fee	409,809	648,492	1,681,411	2,113,748
Brokerage commissions and fees	62,572	15,423	187,715	55,085

Total expenses	472,381	663,915	1,869,126	2,168,833

Net investment income (loss)	(463,183)	(639,303)	(1,823,433)	(2,067,933)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	47,450,674	18,002,176	26,325,398	(5,265,003)
Swap agreements	39,168,833	24,547,568	21,238,753	3,969,738
Short-term U.S. government and agency obligations	(127)	6,685	15,363	17,002

Net realized gain (loss)	86,619,380	42,556,429	47,579,514	(1,278,263)

Change in net unrealized appreciation/depreciation on
Futures contracts	(8,337,913)	11,667,166	(19,916,290)	7,731,298
Swap agreements	7,739,772	17,442,092	(25,724,623)	3,669,840
Short-term U.S. government and agency obligations	4,716	(1,209)	3,624	(9,845)

Change in net unrealized appreciation/depreciation	(593,425)	29,108,049	(45,637,289)	11,391,293

Net realized and unrealized gain (loss)	86,025,955	71,664,478	1,942,225	10,113,030

Net income (loss)	$85,562,772	$71,025,175	$118,792	$8,045,097

Net income (loss) per weighted-average share	$42.91	$7.27	$0.04	$0.76

Weighted-average shares outstanding	1,993,857	9,770,487	3,256,574	10,591,189

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$169,210,110

Addition of 10,200,000 shares	746,302,283
Redemption of 10,750,000 shares	(773,856,732)

Net addition (redemption) of (550,000) shares	(27,554,449)

Net investment income (loss)	(1,823,433)
Net realized gain (loss)	47,579,514
Change in net unrealized appreciation/depreciation	(45,637,289)

Net income (loss)	118,792

Shareholders’ equity, at September 30, 2015	$141,774,453

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$118,792	$8,045,097
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	746,832	2,183,445
Purchases of short-term U.S. government and agency obligations	(1,101,916,734)	(911,432,536)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,102,210,375	976,344,891
Net amortization and accretion on short-term U.S. government and agency obligations	(45,693)	(100,901)
Net realized gain (loss) on investments	(15,363)	(17,002)
Change in unrealized appreciation/depreciation on investments	25,720,999	(3,659,995)
Decrease (Increase) in receivable on futures contracts	769,082	(3,847,499)
Increase (Decrease) in management fee payable	137,806	(42,973)
Increase (Decrease) in brokerage commissions and fees payable	9,507	—

Net cash provided by (used in) operating activities	27,735,603	67,472,527

Cash flow from financing activities
Proceeds from addition of shares	746,302,283	421,186,839
Payment on shares redeemed	(773,336,673)	(489,152,022)

Net cash provided by (used in) financing activities	(27,034,390)	(67,965,183)

Net increase (decrease) in cash	701,213	(492,656)
Cash, beginning of period	994,268	1,872,915

Cash, end of period	$1,695,481	$1,380,259

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$458,001	$696,743
Segregated cash balances with brokers for futures contracts	2,116,400	4,405,830
Short-term U.S. government and agency obligations (Note 3) (cost $9,168,763 and $8,672,527, respectively)	9,169,710	8,672,710
Receivable on open futures contracts	410,132	923,531

Total assets	12,154,243	14,698,814

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and fees payable	1,022	—
Management fee payable	16,116	10,250

Total liabilities	17,138	10,250

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	12,137,105	14,688,564

Total liabilities and shareholders’ equity	$12,154,243	$14,698,814

Shares outstanding	124,952	174,952

Net asset value per share	$97.13	$83.96

Market value per share (Note 2)	$96.84	$82.03

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(76% of shareholders’ equity)
U.S. Treasury Bills:
0.034% due 11/19/15	$1,270,000	$1,270,017
0.025% due 12/03/15	2,737,000	2,736,976
0.107% due 01/07/16	3,609,000	3,608,853
0.002% due 02/04/16	1,554,000	1,553,864

Total short-term U.S. government and agency obligations (cost $9,168,763)		$9,169,710

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires November 2015	962	$24,280,880	$2,413,924

††	Cash collateral in the amount of $2,116,400 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$880	$2,392	$2,460	$15,332

Expenses
Management fee	26,131	73,623	83,818	352,678
Brokerage commissions and fees	12,059	14,788	45,601	76,540

Total expenses	38,190	88,411	129,419	429,218

Net investment income (loss)	(37,310)	(86,019)	(126,959)	(413,886)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,310,886	13,918,036	6,412,527	2,732,493
Short-term U.S. government and agency obligations	(246)	752	343	5,189

Net realized gain (loss)	1,310,640	13,918,788	6,412,870	2,737,682

Change in net unrealized appreciation/depreciation on
Futures contracts	2,386,865	(4,337,530)	(1,527,541)	(2,911,986)
Short-term U.S. government and agency obligations	878	519	764	(18)

Change in net unrealized appreciation/depreciation	2,387,743	(4,337,011)	(1,526,777)	(2,912,004)

Net realized and unrealized gain (loss)	3,698,383	9,581,777	4,886,093	(174,322)

Net income (loss)	$3,661,073	$9,495,758	$4,759,134	$(588,208)

Net income (loss) per weighted-average share	$26.43	$15.21	$32.19	$(0.51)

Weighted-average shares outstanding	138,538	624,408	147,845	1,154,439

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$14,688,564

Addition of 400,000 shares	29,451,129
Redemption of 450,000 shares	(36,761,722)

Net addition (redemption) of (50,000) shares	(7,310,593)

Net investment income (loss)	(126,959)
Net realized gain (loss)	6,412,870
Change in net unrealized appreciation/depreciation	(1,526,777)

Net income (loss)	4,759,134

Shareholders’ equity, at September 30, 2015	$12,137,105

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$4,759,134	$(588,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,289,430	(462,055)
Purchases of short-term U.S. government and agency obligations	(44,546,196)	(175,364,652)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	44,052,763	177,546,387
Net amortization and accretion on short-term U.S. government and agency obligations	(2,460)	(15,332)
Net realized gain (loss) on investments	(343)	(5,189)
Change in unrealized appreciation/depreciation on investments	(764)	18
Decrease (Increase) in receivable on futures contracts	513,399	1,278,350
Increase (Decrease) in management fee payable	5,866	7,161
Increase (Decrease) in brokerage commissions and fees payable	1,022	—

Net cash provided by (used in) operating activities	7,071,851	2,396,480

Cash flow from financing activities
Proceeds from addition of shares	29,451,129	100,908,495
Payment on shares redeemed	(36,761,722)	(103,372,034)

Net cash provided by (used in) financing activities	(7,310,593)	(2,463,539)

Net increase (decrease) in cash	(238,742)	(67,059)
Cash, beginning of period	696,743	564,647

Cash, end of period	$458,001	$497,588

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$153,183	$162,434
Segregated cash balances with brokers for futures contracts	8,250	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $74,156,465 and $84,038,905, respectively)	74,161,976	84,040,107
Unrealized appreciation on forward agreements	368,112	—
Receivable on open futures contracts	2,320	3,260

Total assets	74,693,841	84,214,601

Liabilities and shareholders’ equity
Liabilities
Management fee payable	125,461	70,061
Unrealized depreciation on forward agreements	—	2,282,778

Total liabilities	125,461	2,352,839

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	74,568,380	81,861,762

Total liabilities and shareholders’ equity	$74,693,841	$84,214,601

Shares outstanding	696,978	846,978

Net asset value per share	$106.99	$96.65

Market value per share (Note 2)	$106.63	$100.22

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 10/01/15	$16,090,000	$16,090,006
0.019% due 11/19/15†	34,301,000	34,301,467
0.021% due 11/27/15†	4,869,000	4,868,962
0.025% due 12/03/15†	5,190,000	5,189,955
0.020% due 12/17/15†	2,342,000	2,342,050
0.135% due 01/07/16†	11,370,000	11,369,536

Total short-term U.S. government and agency obligations (cost $74,156,465)		$74,161,976

Futures Contracts Sold††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires December 2015	2	$223,040	$8,640

Forward Agreements^
	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.20%	10/06/15	$(56,300)	$(62,719,326)	$47,487
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.40	10/06/15	(32,998)	(36,759,772)	148,845
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.54	10/06/15	(14,000)	(15,595,860)	93,204
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.44	10/06/15	(30,350)	(33,809,597)	78,576

					$368,112

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,250 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of September 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$7,442	$7,015	$22,233	$34,960

Expenses
Management fee	189,154	192,878	557,050	689,861
Brokerage commissions and fees	8	8	33	32

Total expenses	189,162	192,886	557,083	689,893

Net investment income (loss)	(181,720)	(185,871)	(534,850)	(654,933)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	13,430	(1,900)	1,430	(6,330)
Forward agreements	5,615,480	(4,374,364)	7,020,481	(12,644,226)
Short-term U.S. government and agency obligations	3,107	843	2,683	3,054

Net realized gain (loss)	5,632,017	(4,375,421)	7,024,594	(12,647,502)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,730)	24,240	13,160	4,880
Forward agreements	365,084	16,186,588	2,650,890	(29,973)
Short-term U.S. government and agency obligations	4,194	(2,534)	4,309	(191)

Change in net unrealized appreciation/depreciation	367,548	16,208,294	2,668,359	(25,284)

Net realized and unrealized gain (loss)	5,999,565	11,832,873	9,692,953	(12,672,786)

Net income (loss)	$5,817,845	$11,647,002	$9,158,103	$(13,327,719)

Net income (loss) per weighted-average share	$7.83	$12.68	$11.51	$(12.16)

Weighted-average shares outstanding	743,173	918,717	795,512	1,096,428

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$81,861,762

Addition of 100,000 shares	8,523,330
Redemption of 250,000 shares	(24,974,815)

Net addition (redemption) of (150,000) shares	(16,451,485)

Net investment income (loss)	(534,850)
Net realized gain (loss)	7,024,594
Change in net unrealized appreciation/depreciation	2,668,359

Net income (loss)	9,158,103

Shareholders’ equity, at September 30, 2015	$74,568,380

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$9,158,103	$(13,327,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	550	5,830
Purchases of short-term U.S. government and agency obligations	(186,963,206)	(243,633,915)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	196,870,562	316,269,405
Net amortization and accretion on short-term U.S. government and agency obligations	(22,233)	(34,931)
Net realized gain (loss) on investments	(2,683)	(3,054)
Change in unrealized appreciation/depreciation on investments	(2,655,199)	30,164
Decrease (Increase) in receivable on futures contracts	940	(460)
Increase (Decrease) in management fee payable	55,400	(60,914)

Net cash provided by (used in) operating activities	16,442,234	59,244,406

Cash flow from financing activities
Proceeds from addition of shares	8,523,330	41,642,791
Payment on shares redeemed	(24,974,815)	(100,930,623)

Net cash provided by (used in) financing activities	(16,451,485)	(59,287,832)

Net increase (decrease) in cash	(9,251)	(43,426)
Cash, beginning of period	162,434	197,647

Cash, end of period	$153,183	$154,221

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$224,083	$207,506
Segregated cash balances with brokers for futures contracts	13,200	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $55,411,040 and $52,225,712, respectively)	55,416,227	52,226,692
Unrealized appreciation on forward agreements	—	799,523
Receivable on open futures contracts	200	6,770

Total assets	55,653,710	53,254,791

Liabilities and shareholders’ equity
Liabilities
Management fee payable	85,289	42,354
Unrealized depreciation on forward agreements	523,519	204,570

Total liabilities	608,808	246,924

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	55,044,902	53,007,867

Total liabilities and shareholders’ equity	$55,653,710	$53,254,791

Shares outstanding	458,489	458,489

Net asset value per share	$120.06	$115.61

Market value per share (Note 2)	$122.16	$119.39

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(101% of shareholders’ equity)
U.S. Treasury Bills:
0.011% due 10/01/15	$4,000,000	$4,000,002
0.026% due 10/08/15	2,121,000	2,121,004
0.019% due 11/19/15†	5,424,000	5,424,074
0.021% due 11/27/15†	2,282,000	2,281,982
0.022% due 12/03/15†	14,849,000	14,848,871
0.028% due 12/10/15†	15,207,000	15,207,591
0.020% due 12/17/15†	2,789,000	2,789,060
0.135% due 01/07/16†	8,744,000	8,743,643

Total short-term U.S. government and agency obligations (cost $55,411,040)		$55,416,227

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires December 2015	2	$145,180	$8,720

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.28%)	10/06/15	$(3,020,000)	$(44,247,228)	$(81,990)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.00	10/06/15	(1,865,500)	(27,331,441)	(356,851)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.07	10/06/15	(656,000)	(9,611,056)	(16,671)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.02	10/06/15	(1,962,000)	(28,745,262)	(68,007)

					$(523,519)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $13,200 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of September 30, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$3,685	$5,567	$13,863	$26,362

Expenses
Management fee	132,942	134,847	391,994	479,955
Brokerage commissions and fees	8	9	33	33

Total expenses	132,950	134,856	392,027	479,988

Net investment income (loss)	(129,265)	(129,289)	(378,164)	(453,626)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,300	(4,375)	5,325	10,875
Forward agreements	9,304,058	(1,119,039)	7,373,182	(1,293,578)
Short-term U.S. government and agency obligations	(88)	1,921	546	3,931

Net realized gain (loss)	9,309,270	(1,121,493)	7,379,053	(1,278,772)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,830	31,600	7,160	490
Forward agreements	(3,077,931)	22,915,108	(1,118,472)	14,579,752
Short-term U.S. government and agency obligations	5,187	(505)	4,207	(2,409)

Change in net unrealized appreciation/depreciation	(3,066,914)	22,946,203	(1,107,105)	14,577,833

Net realized and unrealized gain (loss)	6,242,356	21,824,710	6,271,948	13,299,061

Net income (loss)	$6,113,091	$21,695,421	$5,893,784	$12,845,435

Net income (loss) per weighted-average share	$13.01	$31.25	$11.46	$15.59

Weighted-average shares outstanding	469,901	694,358	514,166	824,057

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$53,007,867

Addition of 550,000 shares	55,572,069
Redemption of 550,000 shares	(59,428,818)

Net addition (redemption) of 0 shares	(3,856,749)

Net investment income (loss)	(378,164)
Net realized gain (loss)	7,379,053
Change in net unrealized appreciation/depreciation	(1,107,105)

Net income (loss)	5,893,784

Shareholders’ equity, at September 30, 2015	$55,044,902

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$5,893,784	$12,845,435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,100	14,850
Purchases of short-term U.S. government and agency obligations	(163,962,197)	(177,114,557)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	160,791,278	244,659,193
Net amortization and accretion on short-term U.S. government and agency obligations	(13,863)	(26,362)
Net realized gain (loss) on investments	(546)	(3,931)
Change in unrealized appreciation/depreciation on investments	1,114,265	(14,577,343)
Decrease (Increase) in receivable on futures contracts	6,570	545
Increase (Decrease) in management fee payable	42,935	(50,134)

Net cash provided by (used in) operating activities	3,873,326	65,747,696

Cash flow from financing activities
Proceeds from addition of shares	55,572,069	61,660,743
Payment on shares redeemed	(59,428,818)	(127,675,064)

Net cash provided by (used in) financing activities	(3,856,749)	(66,014,321)

Net increase (decrease) in cash	16,577	(266,625)
Cash, beginning of period	207,506	461,167

Cash, end of period	$224,083	$194,542

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$8,522,289	$1,640,225
Segregated cash balances with brokers for futures contracts	952,820	242,880
Short-term U.S. government and agency obligations (Note 3) (cost $22,432,473 and $12,086,398, respectively)	22,432,678	12,086,577
Receivable from capital shares sold	2,136,329	—
Receivable on open futures contracts	199,376	63,250

Total assets	34,243,492	14,032,932

Liabilities and shareholders’ equity
Liabilities
Management fee payable	31,558	11,128

Total liabilities	31,558	11,128

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	34,211,934	14,021,804

Total liabilities and shareholders’ equity	$34,243,492	$14,032,932

Shares outstanding	800,005	350,005

Net asset value per share	$42.76	$40.06

Market value per share (Note 2)	$42.78	$40.03

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
U.S. Treasury Bills:
0.005% due 10/01/15	$1,087,000	$1,087,000
0.015% due 10/08/15	2,421,000	2,421,005
0.030% due 11/19/15	1,438,000	1,438,019
0.021% due 11/27/15	2,948,000	2,947,977
0.040% due 12/03/15	2,074,000	2,073,982
0.020% due 12/17/15	4,811,000	4,811,103
0.000% due 01/07/16	5,605,000	5,604,771
0.002% due 02/04/16	2,049,000	2,048,821

Total short-term U.S. government and agency obligations (cost $22,432,473)		$22,432,678

Futures Contracts Sold††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires December 2015	244	$34,095,950	$160,875

††	Cash collateral in the amount of $952,820 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$989	$1,279	$3,652	$3,684

Expenses
Management fee	47,369	38,144	132,555	83,705
Brokerage commissions and fees	1,232	564	2,951	1,262

Total expenses	48,601	38,708	135,506	84,967

Net investment income (loss)	(47,612)	(37,429)	(131,854)	(81,283)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	45,301	767,314	1,196,063	925,848
Short-term U.S. government and agency obligations	48	–	48	258

Net realized gain (loss)	45,349	767,314	1,196,111	926,106

Change in net unrealized appreciation/depreciation on
Futures contracts	(77,413)	541,828	(224,456)	463,900
Short-term U.S. government and agency obligations	16	(150)	26	(474)

Change in net unrealized appreciation/depreciation	(77,397)	541,678	(224,430)	463,426

Net realized and unrealized gain (loss)	(32,048)	1,308,992	971,681	1,389,532

Net income (loss)	$(79,660)	$1,271,563	$839,827	$1,308,249

Net income (loss) per weighted-average share	$(0.17)	$2.94	$1.94	$4.02

Weighted-average shares outstanding	459,788	433,157	432,056	325,646

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$14,021,804

Addition of 550,000 shares	23,563,492
Redemption of 100,000 shares	(4,213,189)

Net addition (redemption) of 450,000 shares	19,350,303

Net investment income (loss)	(131,854)
Net realized gain (loss)	1,196,111
Change in net unrealized appreciation/depreciation	(224,430)

Net income (loss)	839,827

Shareholders’ equity, at September 30, 2015	$34,211,934

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$839,827	$1,308,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(709,940)	(113,300)
Purchases of short-term U.S. government and agency obligations	(43,352,228)	(27,519,378)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	33,009,853	20,316,718
Net amortization and accretion on short-term U.S. government and agency obligations	(3,652)	(3,684)
Net realized gain (loss) on investments	(48)	(258)
Change in unrealized appreciation/depreciation on investments	(26)	474
Decrease (Increase) in receivable on futures contracts	(136,126)	(77,285)
Increase (Decrease) in management fee payable	20,430	6,263

Net cash provided by (used in) operating activities	(10,331,910)	(6,082,201)

Cash flow from financing activities
Proceeds from addition of shares	21,427,163	8,924,282
Payment on shares redeemed	(4,213,189)	(1,792,584)

Net cash provided by (used in) financing activities	17,213,974	7,131,698

Net increase (decrease) in cash	6,882,064	1,049,497
Cash, beginning of period	1,640,225	863,980

Cash, end of period	$8,522,289	$1,913,477

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,534,753	$1,788,757
Segregated cash balances with brokers for futures contracts	1,381,190	1,020,217
Short-term U.S. government and agency obligations (Note 3) (cost $18,897,327 and $20,267,681, respectively)	18,897,975	20,267,679
Receivable on open futures contracts	—	62,534

Total assets	22,813,918	23,139,187

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	195,769	—
Management fee payable	34,486	18,397

Total liabilities	230,255	18,397

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	22,583,663	23,120,790

Total liabilities and shareholders’ equity	$22,813,918	$23,139,187

Shares outstanding	350,005	450,005

Net asset value per share	$64.52	$51.38

Market value per share (Note 2)	$64.53	$51.37

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills:
0.030% due 11/19/15	$9,595,000	$9,595,131
0.020% due 11/27/15	1,090,000	1,089,991
0.020% due 12/03/15	5,502,000	5,501,952
0.020% due 12/10/15	1,093,000	1,093,043
0.002% due 02/04/16†	1,618,000	1,617,858

Total short-term U.S. government and agency obligations (cost $18,897,327)		$18,897,975

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires December 2015	645	$45,072,600	$49,290

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $1,381,190 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$1,058	$1,375	$2,914	$7,366

Expenses
Management fee	51,046	49,101	149,028	157,466
Brokerage commissions and fees	4,427	2,854	12,027	9,220

Total expenses	55,473	51,955	161,055	166,686

Net investment income (loss)	(54,415)	(50,580)	(158,141)	(159,320)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,397,069	549,795	5,930,837	(1,375,743)
Short-term U.S. government and agency obligations	—	5	226	492

Net realized gain (loss)	3,397,069	549,800	5,931,063	(1,375,251)

Change in net unrealized appreciation/depreciation on
Futures contracts	146,750	2,249,440	(694,191)	968,995
Short-term U.S. government and agency obligations	554	(523)	650	(2,002)

Change in net unrealized appreciation/depreciation	147,304	2,248,917	(693,541)	966,993

Net realized and unrealized gain (loss)	3,544,373	2,798,717	5,237,522	(408,258)

Net income (loss)	$3,489,958	$2,748,137	$5,079,381	$(567,578)

Net income (loss) per weighted-average share	$9.97	$5.54	$13.69	$(1.10)

Weighted-average shares outstanding	350,005	495,657	371,067	515,573

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$23,120,790

Addition of 50,000 shares	2,764,167
Redemption of 150,000 shares	(8,380,675)

Net addition (redemption) of (100,000) shares	(5,616,508)

Net investment income (loss)	(158,141)
Net realized gain (loss)	5,931,063
Change in net unrealized appreciation/depreciation	(693,541)

Net income (loss)	5,079,381

Shareholders’ equity, at September 30, 2015	$22,583,663

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$5,079,381	$(567,578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(360,973)	465,245
Purchases of short-term U.S. government and agency obligations	(44,858,928)	(33,501,786)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	46,232,422	40,217,466
Net amortization and accretion on short-term U.S. government and agency obligations	(2,914)	(7,366)
Net realized gain (loss) on investments	(226)	(492)
Change in unrealized appreciation/depreciation on investments	(650)	2,002
Decrease (Increase) in receivable on futures contracts	62,534	—
Increase (Decrease) in management fee payable	16,089	(5,726)
Increase (Decrease) in payable on futures contracts	195,769	(3,002)

Net cash provided by (used in) operating activities	6,362,504	6,598,763

Cash flow from financing activities
Proceeds from addition of shares	2,764,167	—
Payment on shares redeemed	(8,380,675)	(6,770,427)

Net cash provided by (used in) financing activities	(5,616,508)	(6,770,427)

Net increase (decrease) in cash	745,996	(171,664)
Cash, beginning of period	1,788,757	2,751,320

Cash, end of period	$2,534,753	$2,579,656

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$271,847	$746,454
Short-term U.S. government and agency obligations (Note 3) (cost $542,562,137 and $487,097,789, respectively)	542,602,902	487,111,117
Unrealized appreciation on foreign currency forward contracts	7,180,056	19,019,765
Receivable from capital shares sold	—	12,956,604

Total assets	550,054,805	519,833,940

Liabilities and shareholders’ equity
Liabilities
Management fee payable	899,178	385,820
Unrealized depreciation on foreign currency forward contracts	1,876,489	2,256,771

Total liabilities	2,775,667	2,642,591

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	547,279,138	517,191,349

Total liabilities and shareholders’ equity	$550,054,805	$519,833,940

Shares outstanding	22,450,014	23,950,014

Net asset value per share	$24.38	$21.59

Market value per share (Note 2)	$24.36	$21.61

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.019% due 10/01/15	$24,622,000	$24,622,010
0.025% due 10/08/15	21,957,000	21,957,042
0.014% due 11/05/15	76,737,000	76,738,120
0.015% due 11/19/15	71,878,000	71,878,978
0.071% due 11/27/15†	88,844,000	88,843,298
0.021% due 12/03/15†	15,975,000	15,974,861
0.030% due 12/10/15†	93,558,000	93,561,640
0.030% due 12/17/15†	75,763,000	75,764,621
0.000% due 01/21/16	44,995,000	44,992,201
0.165% due 01/28/16†	28,272,000	28,270,131

Total short-term U.S. government and agency obligations (cost $542,562,137)		$542,602,902

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/09/15	52,575,200	$58,758,406	$(612,367)
Euro with UBS AG	10/09/15	84,264,100	94,174,139	(1,264,122)

				$(1,876,489)

Contracts to Sell
Euro with Goldman Sachs International	10/09/15	(527,357,625)	$(589,378,515)	$3,476,996
Euro with UBS AG	10/09/15	(589,820,600)	(659,187,567)	3,703,060

				$7,180,056

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$41,312	$41,636	$163,405	$170,287

Expenses
Management fee	1,393,074	1,111,745	4,000,943	3,090,163

Total expenses	1,393,074	1,111,745	4,000,943	3,090,163

Net investment income (loss)	(1,351,762)	(1,070,109)	(3,837,538)	(2,919,876)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(8,177,791)	32,039,809	69,763,997	25,744,724
Short-term U.S. government and agency obligations	7,012	2,005	22,878	4,490

Net realized gain (loss)	(8,170,779)	32,041,814	69,786,875	25,749,214

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	827,483	42,910,400	(11,459,427)	51,071,566
Short-term U.S. government and agency obligations	35,266	(9,136)	27,437	(23,930)

Change in net unrealized appreciation/depreciation	862,749	42,901,264	(11,431,990)	51,047,636

Net realized and unrealized gain (loss)	(7,308,030)	74,943,078	58,354,885	76,796,850

Net income (loss)	$(8,659,792)	$73,872,969	$54,517,347	$73,876,974

Net income (loss) per weighted-average share	$(0.37)	$2.89	$2.41	$2.97

Weighted-average shares outstanding	23,492,405	25,554,362	22,591,589	24,893,054

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$517,191,349

Addition of 11,900,000 shares	310,454,722
Redemption of 13,400,000 shares	(334,884,280)

Net addition (redemption) of (1,500,000) shares	(24,429,558)

Net investment income (loss)	(3,837,538)
Net realized gain (loss)	69,786,875
Change in net unrealized appreciation/depreciation	(11,431,990)

Net income (loss)	54,517,347

Shareholders’ equity, at September 30, 2015	$547,279,138

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$54,517,347	$73,876,974
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,420,398,053)	(803,273,432)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,365,118,964	800,041,097
Net amortization and accretion on short-term U.S. government and agency obligations	(162,381)	(170,287)
Net realized gain (loss) on investments	(22,878)	(4,490)
Change in unrealized appreciation/depreciation on investments	11,431,990	(51,047,636)
Increase (Decrease) in management fee payable	513,358	27,783

Net cash provided by (used in) operating activities	10,998,347	19,450,009

Cash flow from financing activities
Proceeds from addition of shares	323,411,326	43,961,622
Payment on shares redeemed	(334,884,280)	(63,410,077)

Net cash provided by (used in) financing activities	(11,472,954)	(19,448,455)

Net increase (decrease) in cash	(474,607)	1,554
Cash, beginning of period	746,454	218,940

Cash, end of period	$271,847	$220,494

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$308,340	$532,706
Short-term U.S. government and agency obligations (Note 3) (cost $308,460,362 and $532,944,509, respectively)	308,472,546	532,957,746
Unrealized appreciation on foreign currency forward contracts	78,122	571,149

Total assets	308,859,008	534,061,601

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,391,012	—
Management fee payable	569,547	439,804
Unrealized depreciation on foreign currency forward contracts	968,851	2,149,924

Total liabilities	5,929,410	2,589,728

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	302,929,598	531,471,873

Total liabilities and shareholders’ equity	$308,859,008	$534,061,601

Shares outstanding	3,449,294	5,949,294

Net asset value per share	$87.82	$89.33

Market value per share (Note 2)	$87.82	$89.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.027% due 10/01/15	$165,347,000	$165,347,066
0.033% due 10/08/15	23,801,000	23,801,045
0.012% due 11/05/15	14,859,000	14,859,217
0.035% due 11/19/15†	53,476,000	53,476,727
0.022% due 12/03/15†	15,393,000	15,392,866
0.030% due 12/10/15†	6,086,000	6,086,237
0.020% due 12/17/15†	10,200,000	10,200,219
0.080% due 01/07/16	4,417,000	4,416,820
0.148% due 01/14/16†	14,893,000	14,892,349

Total short-term U.S. government and agency obligations (cost $308,460,362)		$308,472,546

Foreign Currency Forward Contracts^
	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/09/15	5,754,030,200	$47,975,159	$78,122
Yen with UBS AG	10/09/15	5,101,523,700	42,534,780	(129,230)

				$(51,108)

Contracts to Sell
Yen with Goldman Sachs International	10/09/15	(42,132,482,600)	$(351,286,398)	$(495,605)
Yen with UBS AG	10/09/15	(41,389,892,100)	(345,094,929)	(344,016)

				$(839,621)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$28,980	$28,871	$113,947	$163,880

Expenses
Management fee	894,286	894,941	3,069,183	2,800,653

Total expenses	894,286	894,941	3,069,183	2,800,653

Net investment income (loss)	(865,306)	(866,070)	(2,955,236)	(2,636,773)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(32,435,377)	15,787,084	(6,900,989)	15,952,890
Short-term U.S. government and agency obligations	107	994	4,415	12,611

Net realized gain (loss)	(32,435,270)	15,788,078	(6,896,574)	15,965,501

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	13,321,397	44,778,863	688,046	5,744,569
Short-term U.S. government and agency obligations	6,858	8,059	(1,053)	(31,958)

Change in net unrealized appreciation/depreciation	13,328,255	44,786,922	686,993	5,712,611

Net realized and unrealized gain (loss)	(19,107,015)	60,575,000	(6,209,581)	21,678,112

Net income (loss)	$(19,972,321)	$59,708,930	$(9,164,817)	$19,041,339

Net income (loss) per weighted-average share	$(4.91)	$10.90	$(1.91)	$3.25

Weighted-average shares outstanding	4,068,859	5,478,642	4,796,364	5,862,481

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$531,471,873

Addition of 1,350,000 shares	124,524,910
Redemption of 3,850,000 shares	(343,902,368)

Net addition (redemption) of (2,500,000) shares	(219,377,458)

Net investment income (loss)	(2,955,236)
Net realized gain (loss)	(6,896,574)
Change in net unrealized appreciation/depreciation	686,993

Net income (loss)	(9,164,817)

Shareholders’ equity, at September 30, 2015	$302,929,598

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(9,164,817)	$19,041,339
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,027,392,799)	(767,180,365)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,251,995,308	936,995,101
Net amortization and accretion on short-term U.S. government and agency obligations	(113,947)	(163,880)
Net realized gain (loss) on investments	(4,415)	(12,611)
Change in unrealized appreciation/depreciation on investments	(686,993)	(5,712,611)
Increase (Decrease) in management fee payable	129,743	(125,148)

Net cash provided by (used in) operating activities	214,762,080	182,841,825

Cash flow from financing activities
Proceeds from addition of shares	124,524,910	81,996,228
Payment on shares redeemed	(339,511,356)	(265,020,830)

Net cash provided by (used in) financing activities	(214,986,446)	(183,024,602)

Net increase (decrease) in cash	(224,366)	(182,777)
Cash, beginning of period	532,706	575,108

Cash, end of period	$308,340	$392,331

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,740,383	$185,684
Segregated cash balances for swap agreements	906,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $0 and $2,754,883, respectively)	—	2,754,900

Total assets	3,646,383	2,940,584

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,313	2,326
Unrealized depreciation on swap agreements	60,301	331,338

Total liabilities	63,614	333,664

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,582,769	2,606,920

Total liabilities and shareholders’ equity	$3,646,383	$2,940,584

Shares outstanding (Note 1)	99,965	50,004

Net asset value per share (Note 1)	$35.84	$52.13

Market value per share (Note 1) (Note 2)	$35.88	$51.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	10/06/15	$5,278,242	$(24,403)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	10/06/15	1,530,959	(26,072)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	10/06/15	358,496	(9,826)

				$(60,301)

^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of September 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$39	$351	$525	$1,070

Expenses
Management fee	5,116	9,295	16,884	24,709

Total expenses	5,116	9,295	16,884	24,709

Net investment income (loss)	(5,077)	(8,944)	(16,359)	(23,639)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(520,396)	(651,785)	(1,033,383)	(274,839)
Short-term U.S. government and agency obligations	1	19	(6)	19

Net realized gain (loss)	(520,395)	(651,766)	(1,033,389)	(274,820)

Change in net unrealized appreciation/depreciation on
Swap agreements	(156,458)	(339,598)	271,037	(345,632)
Short-term U.S. government and agency obligations	(21)	84	(17)	35

Change in net unrealized appreciation/depreciation	(156,479)	(339,514)	271,020	(345,597)

Net realized and unrealized gain (loss)	(676,874)	(991,280)	(762,369)	(620,417)

Net income (loss)	$(681,951)	$(1,000,224)	$(778,728)	$(644,056)

Net income (loss) per weighted-average share (Note 1)	$(12.56)	$(20.00)	$(14.95)	$(15.35)

Weighted-average shares outstanding (Note 1)	54,312	50,004	52,093	41,945

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,606,920

Addition of 75,000 shares (Note 1)	2,987,885
Redemption of 25,039 shares (Note 1)	(1,233,308)

Net addition (redemption) of 49,961 shares (Note 1)	1,754,577

Net investment income (loss)	(16,359)
Net realized gain (loss)	(1,033,389)
Change in net unrealized appreciation/depreciation	271,020

Net income (loss)	(778,728)

Shareholders’ equity, at September 30, 2015	$3,582,769

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(778,728)	$(644,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	(906,000)	—
Purchases of short-term U.S. government and agency obligations	(3,628,527)	(7,841,970)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	6,383,929	7,029,957
Net amortization and accretion on short-term U.S. government and agency obligations	(525)	(1,070)
Net realized gain (loss) on investments	6	(19)
Change in unrealized appreciation/depreciation on investments	(271,020)	345,597
Increase (Decrease) in management fee payable	987	436

Net cash provided by (used in) operating activities	800,122	(1,111,125)

Cash flow from financing activities
Proceeds from addition of shares	2,987,885	1,134,916
Payment on shares redeemed	(1,233,308)	—

Net cash provided by (used in) financing activities	1,754,577	1,134,916

Net increase (decrease) in cash	2,554,699	23,791
Cash, beginning of period	185,684	85,642

Cash, end of period	$2,740,383	$109,433

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$3,908,458	$2,349,384
Segregated cash balances with brokers for futures contracts	22,020,119	34,605,120
Short-term U.S. government and agency obligations (Note 3) (cost $809,489,270 and $467,195,638, respectively)	809,558,932	467,200,736
Receivable from capital shares sold	—	28,726,173

Total assets	835,487,509	532,881,413

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,609,041	5,817,266
Brokerage commissions and fees payable	29,166	—
Management fee payable	1,272,520	320,062
Unrealized depreciation on swap agreements	45,315,045	76,181,097

Total liabilities	48,225,772	82,318,425

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	787,261,737	450,562,988

Total liabilities and shareholders’ equity	$835,487,509	$532,881,413

Shares outstanding (Note 1)	35,227,867	8,879,834

Net asset value per share (Note 1)	$22.35	$50.74

Market value per share (Note 1) (Note 2)	$22.68	$51.85

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.036% due 10/01/15	$312,000	$312,000
0.029% due 10/08/15	29,479,000	29,479,056
0.025% due 11/05/15	46,646,000	46,646,681
0.071% due 11/19/15	123,766,000	123,767,683
0.022% due 11/27/15†	251,501,000	251,499,013
0.026% due 12/03/15†	54,790,000	54,789,524
0.026% due 12/10/15†	81,721,000	81,724,179
0.094% due 01/07/16†	64,610,000	64,607,364
0.137% due 01/14/16†	85,422,000	85,418,267
0.001% due 02/04/16†	45,806,000	45,801,992
0.005% due 02/11/16	25,516,000	25,513,173

Total short-term U.S. government and agency obligations (cost $809,489,270)		$809,558,932

Futures Contracts Purchased††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil Futures - NYMEX, expires November 2015	11,512	$519,076,080	$(3,961,260)

Swap Agreements^
	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	10/06/15	$299,072,212	$(13,364,460)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/15	329,950,075	(13,515,250)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/15	118,711,010	(3,967,675)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/15	307,603,721	(14,467,660)

				$(45,315,045)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $22,020,119 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of September 30, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$75,891	$11,935	$217,460	$44,923

Expenses
Management fee	2,012,640	333,837	6,257,893	908,339
Brokerage commissions and fees	148,396	7,661	449,106	24,160

Total expenses	2,161,036	341,498	6,706,999	932,499

Net investment income (loss)	(2,085,145)	(329,563)	(6,489,539)	(887,576)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(197,981,324)	(6,183,721)	(195,748,120)	7,188,529
Swap agreements	(331,918,263)	(10,226,540)	(301,530,415)	7,408,979
Short-term U.S. government and agency obligations	(3,934)	2,046	56,938	10,004

Net realized gain (loss)	(529,903,521)	(16,408,215)	(497,221,597)	14,607,512

Change in net unrealized appreciation/depreciation on
Futures contracts	4,743,818	(7,190,259)	42,513,527	(6,693,816)
Swap agreements	(63,442,803)	(5,286,502)	30,866,052	(3,133,365)
Short-term U.S. government and agency obligations	64,175	(1,104)	64,564	(11,766)

Change in net unrealized appreciation/depreciation	(58,634,810)	(12,477,865)	73,444,143	(9,838,947)

Net realized and unrealized gain (loss)	(588,538,331)	(28,886,080)	(423,777,454)	4,768,565

Net income (loss)	$(590,623,476)	$(29,215,643)	$(430,266,993)	$3,880,989

Net income (loss) per weighted-average share (Note 1)	$(18.39)	$(34.48)	$(17.28)	$5.03

Weighted-average shares outstanding (Note 1)	32,116,997	847,225	24,903,035	771,153

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$450,562,988

Addition of 54,530,000 shares (Note 1)	1,940,912,161
Redemption of 28,181,967 shares (Note 1)	(1,173,946,419)

Net addition (redemption) of 26,348,033 shares (Note 1)	766,965,742

Net investment income (loss)	(6,489,539)
Net realized gain (loss)	(497,221,597)
Change in net unrealized appreciation/depreciation	73,444,143

Net income (loss)	(430,266,993)

Shareholders’ equity, at September 30, 2015	$787,261,737

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(430,266,993)	$3,880,989
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	12,585,001	(1,206,315)
Purchases of short-term U.S. government and agency obligations	(3,406,730,520)	(461,750,270)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,064,708,146	415,938,839
Net amortization and accretion on short-term U.S. government and agency obligations	(214,320)	(44,924)
Net realized gain (loss) on investments	(56,938)	(10,004)
Change in unrealized appreciation/depreciation on investments	(30,930,616)	3,145,131
Increase (Decrease) in management fee payable	952,458	12,768
Increase (Decrease) in brokerage commissions and fees payable	29,166	—
Increase (Decrease) in payable on futures contracts	(4,208,225)	4,852,856

Net cash provided by (used in) operating activities	(794,132,841)	(35,180,930)

Cash flow from financing activities
Proceeds from addition of shares	1,969,638,334	326,129,425
Payment on shares redeemed	(1,173,946,419)	(289,091,371)

Net cash provided by (used in) financing activities	795,691,915	37,038,054

Net increase (decrease) in cash	1,559,074	1,857,124
Cash, beginning of period	2,349,384	689,596

Cash, end of period	$3,908,458	$2,546,720

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,278,102	$1,653,582
Segregated cash balances with brokers for futures contracts	2,034,544	21,134,080
Short-term U.S. government and agency obligations (Note 3) (cost $50,785,407 and $53,408,848, respectively)	50,788,895	53,410,227
Receivable from capital shares sold	—	3,853,422

Total assets	55,101,541	80,051,311

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,417,037	9,552,314
Brokerage commissions and fees payable	4,750	—
Management fee payable	96,766	65,790

Total liabilities	2,518,553	9,618,104

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	52,582,988	70,433,207

Total liabilities and shareholders’ equity	$55,101,541	$80,051,311

Shares outstanding (Note 1)	1,642,170	1,142,485

Net asset value per share (Note 1)	$32.02	$61.65

Market value per share (Note 1) (Note 2)	$32.19	$63.12

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.005% due 10/01/15	$4,706,000	$4,706,002
0.007% due 10/08/15	1,271,000	1,271,002
0.012% due 11/05/15	4,075,000	4,075,060
0.031% due 11/19/15	6,232,000	6,232,085
0.021% due 11/27/15	3,375,000	3,374,973
0.033% due 12/03/15	9,315,000	9,314,919
0.030% due 12/10/15	1,833,000	1,833,071
0.020% due 12/17/15†	12,954,000	12,954,277
0.080% due 01/07/16	1,137,000	1,136,954
0.165% due 01/28/16†	3,139,000	3,138,793
0.002% due 02/04/16†	2,752,000	2,751,759

Total short-term U.S. government and agency obligations (cost $50,785,407)		$50,788,895

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires November 2015	4,166	$105,149,840	$(13,889,434)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $2,034,544 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$3,636	$3,296	$15,020	$11,380

Expenses
Management fee	147,696	114,501	479,185	264,587
Brokerage commissions and fees	46,406	17,003	156,022	44,280

Total expenses	194,102	131,504	635,207	308,867

Net investment income (loss)	(190,466)	(128,208)	(620,187)	(297,487)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(8,595,657)	(7,087,097)	(58,404,100)	9,878,729
Short-term U.S. government and agency obligations	(181)	306	4,630	3,519

Net realized gain (loss)	(8,595,838)	(7,086,791)	(58,399,470)	9,882,248

Change in net unrealized appreciation/depreciation on
Futures contracts	(13,040,143)	5,766,729	20,999,849	8,012,503
Short-term U.S. government and agency obligations	2,650	479	2,109	(2,382)

Change in net unrealized appreciation/depreciation	(13,037,493)	5,767,208	21,001,958	8,010,121

Net realized and unrealized gain (loss)	(21,633,331)	(1,319,583)	(37,397,512)	17,892,369

Net income (loss)	$(21,823,797)	$(1,447,791)	$(38,017,699)	$17,594,882

Net income (loss) per weighted-average share (Note 1)	$(14.50)	$(4.17)	$(26.50)	$76.10

Weighted-average shares outstanding (Note 1)	1,505,213	347,377	1,434,837	231,222

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$70,433,207

Addition of 1,687,500 shares (Note 1)	74,944,434
Redemption of 1,187,815 shares (Note 1)	(54,776,954)

Net addition (redemption) of 499,685 shares (Note 1)	20,167,480

Net investment income (loss)	(620,187)
Net realized gain (loss)	(58,399,470)
Change in net unrealized appreciation/depreciation	21,001,958

Net income (loss)	(38,017,699)

Shareholders’ equity, at September 30, 2015	$52,582,988

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(38,017,699)	$17,594,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	19,099,536	(3,455,694)
Purchases of short-term U.S. government and agency obligations	(227,408,040)	(145,326,321)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	230,049,810	145,234,415
Net amortization and accretion on short-term U.S. government and agency obligations	(13,699)	(11,380)
Net realized gain (loss) on investments	(4,630)	(3,519)
Change in unrealized appreciation/depreciation on investments	(2,109)	2,382
Increase (Decrease) in management fee payable	30,976	(29,752)
Increase (Decrease) in brokerage commissions and fees payable	4,750	—
Increase (Decrease) in payable on futures contracts	(7,135,277)	(4,824,695)

Net cash provided by (used in) operating activities	(23,396,382)	9,180,318

Cash flow from financing activities
Proceeds from addition of shares	78,797,856	75,528,011
Payment on shares redeemed	(54,776,954)	(84,703,554)

Net cash provided by (used in) financing activities	24,020,902	(9,175,543)

Net increase (decrease) in cash	624,520	4,775
Cash, beginning of period	1,653,582	3,102,827

Cash, end of period	$2,278,102	$3,107,602

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,844,144	$104,145
Segregated cash balances with brokers for futures contracts	8,250	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $79,786,929 and $101,925,636, respectively)	79,793,461	101,927,857
Unrealized appreciation on forward agreements	—	2,051,154

Total assets	82,645,855	104,091,956

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,999,718
Payable on open futures contracts	2,320	3,260
Management fee payable	128,806	85,633
Unrealized depreciation on forward agreements	1,289,231	—

Total liabilities	1,420,357	2,088,611

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	81,225,498	102,003,345

Total liabilities and shareholders’ equity	$82,645,855	$104,091,956

Shares outstanding	2,450,014	2,550,014

Net asset value per share	$33.15	$40.00

Market value per share (Note 2)	$33.23	$38.41

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.020% due 11/27/15†	$7,721,000	$7,720,939
0.016% due 12/03/15†	45,862,000	45,861,601
0.030% due 12/10/15†	9,832,000	9,832,382
0.020% due 12/17/15†	3,330,000	3,330,071
0.135% due 01/07/16†	13,049,000	13,048,468

Total short-term U.S. government and agency obligations (cost $79,786,929)		$79,793,461

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires December 2015	2	$223,040	$(8,640)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.40%	10/06/15	$73,000	$81,323,460	$(619,312)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.45	10/06/15	26,620	29,654,680	(222,153)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.46	10/06/15	15,400	17,155,446	(113,075)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.36	10/06/15	30,600	34,088,094	(334,691)

					$(1,289,231)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,250 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of September 30, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$5,853	$13,569	$27,485	$45,026

Expenses
Management fee	195,929	307,247	657,667	953,309
Brokerage commissions and fees	8	8	33	32

Total expenses	195,937	307,255	657,700	953,341

Net investment income (loss)	(190,084)	(293,686)	(630,215)	(908,315)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,520)	1,880	(1,660)	6,320
Forward agreements	(8,307,389)	1,373,311	(12,227,181)	3,313,355
Short-term U.S. government and agency obligations	(3,445)	985	(1,245)	1,708

Net realized gain (loss)	(8,324,354)	1,376,176	(12,230,086)	3,321,383

Change in net unrealized appreciation/depreciation on
Futures contracts	1,780	(24,220)	(13,220)	(4,840)
Forward agreements	(874,327)	(21,353,534)	(3,340,385)	(1,312,645)
Short-term U.S. government and agency obligations	6,644	(969)	4,311	5,177

Change in net unrealized appreciation/depreciation	(865,903)	(21,378,723)	(3,349,294)	(1,312,308)

Net realized and unrealized gain (loss)	(9,190,257)	(20,002,547)	(15,579,380)	2,009,075

Net income (loss)	$(9,380,341)	$(20,296,233)	$(16,209,595)	$1,100,760

Net income (loss) per weighted-average share	$(3.90)	$(7.26)	$(6.62)	$0.38

Weighted-average shares outstanding	2,402,731	2,795,123	2,448,915	2,878,769

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$102,003,345

Addition of 100,000 shares	3,851,383
Redemption of 200,000 shares	(8,419,635)

Net addition (redemption) of (100,000) shares	(4,568,252)

Net investment income (loss)	(630,215)
Net realized gain (loss)	(12,230,086)
Change in net unrealized appreciation/depreciation	(3,349,294)

Net income (loss)	(16,209,595)

Shareholders’ equity, at September 30, 2015	$81,225,498

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(16,209,595)	$1,100,760
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	550	5,830
Purchases of short-term U.S. government and agency obligations	(194,601,532)	(323,360,826)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	216,766,479	343,200,066
Net amortization and accretion on short-term U.S. government and agency obligations	(27,485)	(45,026)
Net realized gain (loss) on investments	1,245	(1,708)
Change in unrealized appreciation/depreciation on investments	3,336,074	1,307,468
Increase (Decrease) in management fee payable	43,173	(19,627)
Increase (Decrease) in payable on futures contracts	(940)	1,140

Net cash provided by (used in) operating activities	9,307,969	22,188,077

Cash flow from financing activities
Proceeds from addition of shares	3,851,383	11,583,569
Payment on shares redeemed	(10,419,353)	(33,792,527)

Net cash provided by (used in) financing activities	(6,567,970)	(22,208,958)

Net increase (decrease) in cash	2,739,999	(20,881)
Cash, beginning of period	104,145	142,566

Cash, end of period	$2,844,144	$121,685

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$245,186	$305,004
Segregated cash balances with brokers for futures contracts	13,200	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $245,431,653 and $305,465,636, respectively)	245,461,699	305,474,211
Unrealized appreciation on forward agreements	367,326	—

Total assets	246,087,411	305,793,515

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,967,832
Payable on open futures contracts	550	6,770
Management fee payable	412,916	254,050
Unrealized depreciation on forward agreements	492,732	12,395,120

Total liabilities	906,198	14,623,772

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	245,181,213	291,169,743

Total liabilities and shareholders’ equity	$246,087,411	$305,793,515

Shares outstanding	7,896,533	7,396,533

Net asset value per share	$31.05	$39.37

Market value per share (Note 2)	$30.53	$38.05

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills:
0.015% due 10/01/15	$42,072,000	$42,072,017
0.019% due 10/08/15	11,563,000	11,563,022
0.018% due 11/05/15	17,291,000	17,291,253
0.035% due 11/19/15†	17,053,000	17,053,232
0.020% due 11/27/15†	22,113,000	22,112,825
0.087% due 12/03/15†	89,508,000	89,507,221
0.135% due 01/07/16†	45,864,000	45,862,129

Total short-term U.S. government and agency obligations (cost $245,431,653)		$245,461,699

Futures Contracts Purchased††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Silver Futures - COMEX, expires December 2015	2	$145,180	$(9,295)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.88%	10/06/15	$12,627,000	$185,003,228	$325,395
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.85	10/06/15	7,982,800	116,956,003	(372,086)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.93	10/06/15	3,984,000	58,369,584	41,931
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.88	10/06/15	8,862,000	129,837,162	(120,646)

					$(125,406)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $13,200 was pledged to cover margin requirements for open futures contracts as of September 30, 2015.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of September 30, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Investment Income
Interest	$35,179	$41,216	$109,726	$155,173

Expenses
Management fee	631,618	1,064,643	2,085,125	3,351,080
Brokerage commissions and fees	15	5	42	35

Total expenses	631,633	1,064,648	2,085,167	3,351,115

Net investment income (loss)	(596,454)	(1,023,432)	(1,975,441)	(3,195,942)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(8,426)	2,825	(8,725)	(9,550)
Forward agreements	(56,502,419)	9,484,132	(72,512,082)	(22,787,871)
Short-term U.S. government and agency obligations	(8,981)	834	(2,867)	6,514

Net realized gain (loss)	(56,519,826)	9,487,791	(72,523,674)	(22,790,907)

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,385)	(37,835)	(7,735)	(15,180)
Forward agreements	13,733,121	(178,494,978)	12,269,714	(89,099,887)
Short-term U.S. government and agency obligations	25,121	5,748	21,471	(12,085)

Change in net unrealized appreciation/depreciation	13,753,857	(178,527,065)	12,283,450	(89,127,152)

Net realized and unrealized gain (loss)	(42,765,969)	(169,039,274)	(60,240,224)	(111,918,059)

Net income (loss)	$(43,362,423)	$(170,062,706)	$(62,215,665)	$(115,114,001)

Net income (loss) per weighted-average share	$(5.37)	$(23.96)	$(8.10)	$(15.80)

Weighted-average shares outstanding	8,073,163	7,096,533	7,683,346	7,283,608

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$291,169,743

Addition of 2,000,000 shares	75,984,034
Redemption of 1,500,000 shares	(59,756,899)

Net addition (redemption) of 500,000 shares	16,227,135

Net investment income (loss)	(1,975,441)
Net realized gain (loss)	(72,523,674)
Change in net unrealized appreciation/depreciation	12,283,450

Net income (loss)	(62,215,665)

Shareholders’ equity, at September 30, 2015	$245,181,213

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(62,215,665)	$(115,114,001)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,100	7,700
Purchases of short-term U.S. government and agency obligations	(613,020,609)	(1,138,679,040)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	673,161,451	1,158,071,193
Net amortization and accretion on short-term U.S. government and agency obligations	(109,726)	(153,201)
Net realized gain (loss) on investments	2,867	(6,514)
Change in unrealized appreciation/depreciation on investments	(12,291,185)	89,111,972
Increase (Decrease) in management fee payable	158,866	(63,037)
Increase (Decrease) in payable on futures contracts	(6,220)	2,650

Net cash provided by (used in) operating activities	(14,319,121)	(6,822,278)

Cash flow from financing activities
Proceeds from addition of shares	75,984,034	127,480,399
Payment on shares redeemed	(61,724,731)	(120,670,514)

Net cash provided by (used in) financing activities	14,259,303	6,809,885

Net increase (decrease) in cash	(59,818)	(12,393)
Cash, beginning of period	305,004	463,001

Cash, end of period	$245,186	$450,608

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$218,955	$671,117
Short-term U.S. government and agency obligations (Note 3) (cost $10,695,915 and $2,415,732, respectively)	10,695,537	2,415,698
Unrealized appreciation on foreign currency forward contracts	3,916	2,921

Total assets	10,918,408	3,089,736

Liabilities and shareholders’ equity
Liabilities
Management fee payable	17,660	2,003
Unrealized depreciation on foreign currency forward contracts	146,251	106,292

Total liabilities	163,911	108,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,754,497	2,981,441

Total liabilities and shareholders’ equity	$10,918,408	$3,089,736

Shares outstanding	650,014	150,014

Net asset value per share	$16.55	$19.87

Market value per share (Note 2)	$16.53	$19.80

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.012% due 11/05/15†	$1,135,000	$1,135,017
0.019% due 12/03/15†	2,157,000	2,156,981
0.000% due 01/21/16	7,404,000	7,403,539

Total short-term U.S. government and agency obligations (cost $10,695,915)		$10,695,537

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/09/15	11,569,925	$12,930,628	$(79,122)
Euro with UBS AG	10/09/15	8,722,700	9,748,550	(67,129)

				$(146,251)

Contracts to Sell
Euro with Goldman Sachs International	10/09/15	(412,400)	$(460,901)	$2,184
Euro with UBS AG	10/09/15	(640,900)	(716,274)	1,732

				$3,916

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$514	$231	$2,076	$936

Expenses
Management fee	27,210	5,760	78,687	17,908

Total expenses	27,210	5,760	78,687	17,908

Net investment income (loss)	(26,696)	(5,529)	(76,611)	(16,972)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	68,814	(172,537)	(559,487)	(127,652)
Short-term U.S. government and agency obligations	(27)	(8)	33	(8)

Net realized gain (loss)	68,787	(172,545)	(559,454)	(127,660)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(8,853)	(212,588)	(38,964)	(282,823)
Short-term U.S. government and agency obligations	(486)	30	(344)	(103)

Change in net unrealized appreciation/depreciation	(9,339)	(212,558)	(39,308)	(282,926)

Net realized and unrealized gain (loss)	59,448	(385,103)	(598,762)	(410,586)

Net income (loss)	$32,752	$(390,632)	$(675,373)	$(427,558)

Net income (loss) per weighted-average share	$0.05	$(3.91)	$(1.00)	$(4.27)

Weighted-average shares outstanding	690,775	100,014	673,457	100,014

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,981,441

Addition of 800,000 shares	13,540,570
Redemption of 300,000 shares	(5,092,141)

Net addition (redemption) of 500,000 shares	8,448,429

Net investment income (loss)	(76,611)
Net realized gain (loss)	(559,454)
Change in net unrealized appreciation/depreciation	(39,308)

Net income (loss)	(675,373)

Shareholders’ equity, at September 30, 2015	$10,754,497

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(675,373)	$(427,558)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(36,614,695)	(4,882,192)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	28,336,621	5,148,933
Net amortization and accretion on short-term U.S. government and agency obligations	(2,076)	(936)
Net realized gain (loss) on investments	(33)	8
Change in unrealized appreciation/depreciation on investments	39,308	282,926
Increase (Decrease) in management fee payable	15,657	(946)

Net cash provided by (used in) operating activities	(8,900,591)	120,235

Cash flow from financing activities
Proceeds from addition of shares	13,540,570	—
Payment on shares redeemed	(5,092,141)	—

Net cash provided by (used in) financing activities	8,448,429	—

Net increase (decrease) in cash	(452,162)	120,235
Cash, beginning of period	671,117	49,723

Cash, end of period	$218,955	$169,958

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$516,067	$846,919
Short-term U.S. government and agency obligations (Note 3) (cost $5,013,890 and $1,287,844, respectively)	5,015,738	1,287,869
Unrealized appreciation on foreign currency forward contracts	11,644	404

Total assets	5,543,449	2,135,192

Liabilities and shareholders’ equity
Liabilities
Management fee payable	8,566	1,515
Unrealized depreciation on foreign currency forward contracts	492	15,649

Total liabilities	9,058	17,164

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,534,391	2,118,028

Total liabilities and shareholders’ equity	$5,543,449	$2,135,192

Shares outstanding (Note 1)	99,974	37,504

Net asset value per share (Note 1)	$55.36	$56.47

Market value per share (Note1) (Note 2)	$55.38	$56.48

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.015% due 12/03/15	$1,205,000	$1,204,990
0.165% due 01/28/16†	3,811,000	3,810,748

Total short-term U.S. government and agency obligations (cost $5,013,890)		$5,015,738

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/09/15	870,160,900	$7,255,107	$8,713
Yen with UBS AG	10/09/15	486,769,100	4,058,516	2,880

				$11,593

Contracts to Sell
Yen with Goldman Sachs International	10/09/15	(18,075,700)	$(150,709)	$(492)
Yen with UBS AG	10/09/15	(8,963,800)	(74,737)	51

				$(441)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$1,069	$167	$1,819	$988

Expenses
Management fee	12,814	4,546	35,135	17,855

Total expenses	12,814	4,546	35,135	17,855

Net investment income (loss)	(11,745)	(4,379)	(33,316)	(16,867)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	344,294	(86,452)	(174,883)	(108,048)
Short-term U.S. government and agency obligations	—	7	8	85

Net realized gain (loss)	344,294	(86,445)	(174,875)	(107,963)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(148,766)	(209,139)	26,397	2,889
Short-term U.S. government and agency obligations	1,709	76	1,823	(271)

Change in net unrealized appreciation/depreciation	(147,057)	(209,063)	28,220	2,618

Net realized and unrealized gain (loss)	197,237	(295,508)	(146,655)	(105,345)

Net income (loss)	$185,492	$(299,887)	$(179,971)	$(122,212)

Net income (loss) per weighted-average share (Note 1)	$1.86	$(11.99)	$(1.99)	$3.78

Weighted-average shares outstanding (Note 1)	99,974	25,004	90,375	32,330

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,118,028

Addition of 75,000 shares (Note 1)	4,285,016
Redemption of 12,530 shares (Note 1)	(688,682)

Net addition (redemption) of 62,470 shares (Note 1)	3,596,334

Net investment income (loss)	(33,316)
Net realized gain (loss)	(174,875)
Change in net unrealized appreciation/depreciation	28,220

Net income (loss)	(179,971)

Shareholders’ equity, at September 30, 2015	$5,534,391

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(179,971)	$(122,212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(11,027,181)	(4,152,351)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,302,962	5,348,742
Net amortization and accretion on short-term U.S. government and agency obligations	(1,819)	(988)
Net realized gain (loss) on investments	(8)	(85)
Change in unrealized appreciation/depreciation on investments	(28,220)	(2,618)
Increase (Decrease) in management fee payable	7,051	(949)

Net cash provided by (used in) operating activities	(3,927,186)	1,069,539

Cash flow from financing activities
Proceeds from addition of shares	4,285,016	—
Payment on shares redeemed	(688,682)	(975,650)

Net cash provided by (used in) financing activities	3,596,334	(975,650)

Net increase (decrease) in cash	(330,852)	93,889
Cash, beginning of period	846,919	28,116

Cash, end of period	$516,067	$122,005

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash	$48,812,978	$35,899,231
Segregated cash balances for swap agreements	906,000	—
Segregated cash balances with brokers for futures contracts	214,588,715	296,561,615
Short-term U.S. government and agency obligations (Note 3) (cost $3,281,880,201 and $3,005,824,301, respectively)	3,282,132,449	3,005,876,580
Unrealized appreciation on swap agreements	1,512,629	27,585,336
Unrealized appreciation on forward agreements	735,438	2,850,677
Unrealized appreciation on foreign currency forward contracts	7,273,738	19,594,239
Receivable from capital shares sold	37,505,806	58,085,447
Receivable on open futures contracts	16,162,402	56,002,326
Offering costs (Note 5)	181	49,384
Limitation by Sponsor	11,013	9,474

Total assets	3,609,641,349	3,502,514,309

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	18,034,002	25,400,996
Payable on open futures contracts	35,782,200	46,405,998
Brokerage commissions and fees payable	44,642	—
Management fee payable	5,451,988	2,657,505
Payable for offering costs	65,785	65,785
Unrealized depreciation on swap agreements	45,384,448	76,512,435
Unrealized depreciation on forward agreements	2,305,482	14,882,468
Unrealized depreciation on foreign currency forward contracts	2,992,083	4,528,636

Total liabilities	110,060,630	170,453,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,499,580,719	3,332,060,486

Total liabilities and shareholders’ equity	$3,609,641,349	$3,502,514,309

Shares outstanding	104,640,929	71,732,357

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014*

(unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income
Interest	$283,914	$223,800	$946,945	$954,921

Expenses
Management fee	8,276,639	6,638,426	26,470,056	20,189,853
Brokerage commissions and fees	1,458,671	1,103,591	4,632,414	2,991,388
Offering costs	16,581	—	49,203	—
Limitation by Sponsor	—	—	(1,539)	—
Reduction in Limitation by Sponsor	485	—	—	—

Total expenses	9,752,376	7,742,017	31,150,134	23,181,241

Net investment income (loss)	(9,468,462)	(7,518,217)	(30,203,189)	(22,226,320)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	81,634,309	26,285,740	(469,190,037)	(191,301,679)
Swap agreements	(291,982,643)	14,171,355	(279,256,847)	11,100,356
Forward agreements	(49,890,271)	5,364,040	(70,345,600)	(33,412,320)
Foreign currency forward contracts	(40,200,062)	47,567,904	62,128,638	41,461,914
Short-term U.S. government and agency obligations	(1,053)	36,987	161,365	125,433

Net realized gain (loss)	(300,439,720)	93,426,026	(756,502,481)	(172,026,296)

Change in net unrealized appreciation/depreciation on
Futures contracts	(131,925,029)	88,565,200	(20,936,275)	83,333,081
Swap agreements	(55,411,844)	12,217,102	5,055,280	569,899
Forward agreements	10,145,947	(160,746,816)	10,461,747	(75,862,753)
Foreign currency forward contracts	13,991,261	87,267,536	(10,783,948)	56,536,201
Short-term U.S. government and agency obligations	214,467	(11,313)	199,969	(118,782)

Change in net unrealized appreciation/depreciation	(162,985,198)	27,291,709	(16,003,227)	64,457,646

Net realized and unrealized gain (loss)	(463,424,918)	120,717,735	(772,505,708)	(107,568,650)

Net income (loss)	$(472,893,380)	$113,199,518	$(802,708,897)	$(129,794,970)

*	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015*

(unaudited)

Shareholders’ equity, at December 31, 2014	$3,332,060,486

Addition of 159,097,500 shares	7,141,981,500
Redemption of 126,188,928 shares	(6,171,752,370)

Net addition (redemption) of 32,908,572 shares	970,229,130

Net investment income (loss)	(30,203,189)
Net realized gain (loss)	(756,502,481)
Change in net unrealized appreciation/depreciation	(16,003,227)

Net income (loss)	(802,708,897)

Shareholders’ equity, at September 30, 2015	$3,499,580,719

*	Amounts include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014*

(unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flow from operating activities
Net income (loss)	$(802,708,897)	$(129,794,970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	(906,000)	—
Decrease (Increase) in segregated cash balances with brokers for futures contracts	81,972,900	47,885,931
Purchases of short-term U.S. government and agency obligations	(13,306,525,393)	(8,327,469,985)
Proceeds from sales or maturities of short-term U.S government and agency obligations	13,031,571,704	8,571,832,172
Net amortization and accretion on short-term U.S government and agency obligations	(940,846)	(952,923)
Net realized gain (loss) on investments	(161,365)	(125,433)
Change in unrealized appreciation/depreciation on investments	(4,933,048)	18,875,435
Decrease (Increase) in receivable on futures contracts	39,839,924	(10,935,940)
Decrease (Increase) in Limitation by Sponsor	(1,539)	—
Change in offering cost	49,203	(65,785)
Increase (Decrease) in management fee payable	2,794,483	(331,421)
Increase (Decrease) in brokerage commissions and fees payable	44,642	—
Increase (Decrease) in payable on futures contracts	(10,623,798)	2,586,573
Increase (Decrease) in payable for offering costs	—	65,785

Net cash provided by (used in) operating activities	(970,528,030)	171,569,439

Cash flow from financing activities
Proceeds from addition of shares	7,162,561,141	3,117,489,880
Payment on shares redeemed	(6,179,119,238)	(3,282,670,391)

Net cash provided by (used in) financing activities	983,441,903	(165,180,511)

Net increase (decrease) in cash	12,913,873	6,388,928
Cash, beginning of period	35,899,231	23,390,732

Cash, end of period	$48,813,104	$29,779,660

*	Amounts include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2015, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2014 and the nine months ended September 30, 2015. The ticker symbols for these Funds did not change and each Fund continues to trade on the NYSE Arca.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2015, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2015 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	September 30
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	September 30
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	September 30
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30
UltraShort Bloomberg Commodity, Ultra Bloomberg Commodity	10:45 a.m.	2:30 p.m.	September 30
Managed Futures Strategy	10:45 a.m.	3:00 p.m.	September 30
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	September 30
Short Euro, UltraShort Euro, Ultra Euro	3:00 p.m.	4:00 p.m.	September 30
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	September 30
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF,	2:00 p.m.	4:15 p.m.	September 30
Short VIX Short-Term Futures ETF
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 30

*	Although the Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2015.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2015.

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

The following table summarizes the valuation of investments at September 30, 2015 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Managed Futures Strategy	$—	$103,182	$—	$—	$—	$103,182
VIX Short-Term Futures ETF	88,533,608	1,154,683	—	—	—	89,688,291
VIX Mid-Term Futures ETF	25,286,238	3,460,005	—	—	—	28,746,243
Short VIX Short-Term Futures ETF	606,156,790	(61,882,492)	—	—	—	544,274,298
Ultra VIX Short-Term Futures ETF	192,258,925	24,843,975	—	—	—	217,102,900
UltraShort Bloomberg Commodity	6,062,965	—	—	—	210,073	6,273,038
UltraShort Bloomberg Crude Oil	131,365,647	(4,109,687)	—	—	1,293,454	128,549,414
UltraShort Bloomberg Natural Gas	9,169,710	2,413,924	—	—	—	11,583,634
UltraShort Gold	74,161,976	8,640	368,112	—	—	74,538,728
UltraShort Silver	55,416,227	8,720	(523,519)	—	—	54,901,428
Short Euro	22,432,678	160,875	—	—	—	22,593,553
UltraShort Australian Dollar	18,897,975	49,290	—	—	—	18,947,265
UltraShort Euro	542,602,902	—	—	5,303,567	—	547,906,469
UltraShort Yen	308,472,546	—	—	(890,729)	—	307,581,817
Ultra Bloomberg Commodity	—	—	—	—	(60,301)	(60,301)
Ultra Bloomberg Crude Oil	809,558,932	(3,961,260)	—	—	(45,315,045)	760,282,627
Ultra Bloomberg Natural Gas	50,788,895	(13,889,434)	—	—	—	36,899,461
Ultra Gold	79,793,461	(8,640)	(1,289,231)	—	—	78,495,590
Ultra Silver	245,461,699	(9,295)	(125,406)	—	—	245,326,998
Ultra Euro	10,695,537	—	—	(142,335)	—	10,553,202
Ultra Yen	5,015,738	—	—	11,152	—	5,026,890

Total Trust	$3,282,132,449	$(51,657,514)	$(1,570,044)	$4,281,655	$(43,871,819)	$3,189,314,727

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At September 30, 2015, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At September 30, 2015, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2015 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2015, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2015, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of September 30, 2015

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$136,553	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$33,371	*
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	2,138,199	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	983,516	*
		ProShares VIX Mid-Term Futures ETF	3,460,005	*		ProShares Short VIX Short-Term Futures ETF	61,882,492	*
		ProShares Ultra VIX Short-Term Futures ETF	24,843,975	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	210,073		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	4,118,789	*
		ProShares UltraShort Bloomberg Crude Oil	1,302,556			ProShares UltraShort Silver	523,519
		ProShares UltraShort Bloomberg Natural Gas	2,413,924	*		ProShares Ultra Bloomberg Commodity	60,301
		ProShares UltraShort Gold	376,752	*		ProShares Ultra Bloomberg Crude Oil	49,276,305	*
		ProShares UltraShort Silver	8,720	*		ProShares Ultra Bloomberg Natural Gas	13,889,434	*
		ProShares Ultra Silver	367,326
						ProShares Ultra Gold	1,297,871	*
						ProShares Ultra Silver	502,027	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	160,875	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	1,876,489
		ProShares UltraShort Australian Dollar	49,290	*		ProShares UltraShort Yen	968,851
		ProShares UltraShort Euro	7,180,056			ProShares Ultra Euro	146,251
		ProShares UltraShort Yen	78,122			ProShares Ultra Yen	492
		ProShares Ultra Euro	3,916
		ProShares Ultra Yen	11,644

		Total Trust	$42,741,986	*		Total Trust	$135,559,708	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2014

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$122,831	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$18,504	*
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	6,264,620	*	Payable on open futures contracts	ProShares VIX Mid-Term Futures ETF	222,845	*
		ProShares VIX Mid-Term Futures ETF	483,510	*		ProShares Short VIX Short-Term ETF	16,352,149	*
		ProShares Ultra VIX Short-Term Futures ETF	39,585,253	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	567,259		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Gold	2,287,298	*
		ProShares UltraShort Bloomberg Crude Oil	42,824,680	*		ProShares UltraShort Silver	204,570
		ProShares UltraShort Bloomberg Natural Gas	3,941,465	*		ProShares Ultra Bloomberg Commodity	331,338
		ProShares UltraShort Silver	801,083	*		ProShares Ultra Bloomberg Crude Oil	122,655,884	*
		ProShares Ultra Gold	2,055,734	*		ProShares Ultra Bloomberg Natural Gas	34,889,283	*
						ProShares Ultra Silver	12,396,680	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	385,331	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	2,256,771
		ProShares UltraShort Australian Dollar	743,481	*		ProShares UltraShort Yen	2,149,924
		ProShares UltraShort Euro	19,019,765			ProShares Ultra Euro	106,292
		ProShares UltraShort Yen	571,149			ProShares Ultra Yen	15,649
		ProShares Ultra Euro	2,921
		ProShares Ultra Yen	404

		Total Trust	$117,369,486	*		Total Trust	$193,887,187	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2014. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2014 in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2015

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Managed Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/depreciation on futures contracts	ProShares Managed Futures Strategy	$(180,345)	$208,302
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	63,980,150	(12,755,774)
		ProShares VIX Mid-Term Futures ETF	631,983	3,760,350
		ProShares Short VIX Short-Term Futures ETF	(74,068,147)	(45,302,831)
		ProShares Ultra VIX Short-Term Futures ETF	245,646,935	(63,658,535)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	1,287,180	447,645
		ProShares UltraShort Bloomberg Crude Oil	86,619,507	(598,141)
		ProShares UltraShort Bloomberg Natural Gas	1,310,886	2,386,865
		ProShares UltraShort Gold	5,628,910	363,354
		ProShares UltraShort Silver	9,309,358	(3,072,101)
		ProShares Ultra Bloomberg Commodity	(520,396)	(156,458)
		ProShares Ultra Bloomberg Crude Oil	(529,899,587)	(58,698,985)
		ProShares Ultra Bloomberg Natural Gas	(8,595,657)	(13,040,143)
		ProShares Ultra Gold	(8,320,909)	(872,547)
		ProShares Ultra Silver	(56,510,845)	13,728,736
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	45,301	(77,413)
		ProShares UltraShort Australian Dollar	3,397,069	146,750
		ProShares UltraShort Euro	(8,177,791)	827,483
		ProShares UltraShort Yen	(32,435,377)	13,321,397
		ProShares Ultra Euro	68,814	(8,853)
		ProShares Ultra Yen	344,294	(148,766)

		Total Trust	$(300,438,667)	$(163,199,665)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2014

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(2,990,117)	$19,045,502
		ProShares VIX Mid-Term Futures ETF	(4,036,079)	5,996,790
		ProShares Short VIX Short-Term Futures ETF	18,146,923	(33,969,073)
		ProShares Ultra VIX Short-Term Futures ETF	(4,719,200)	89,185,433
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	502,112	401,110
		ProShares UltraShort Bloomberg Crude Oil	42,549,744	29,109,258
		ProShares UltraShort Bloomberg Natural Gas	13,918,036	(4,337,530)
		ProShares UltraShort Gold	(4,376,264)	16,210,828
		ProShares UltraShort Silver	(1,123,414)	22,946,708
		ProShares Ultra Bloomberg Commodity	(651,785)	(339,598)
		ProShares Ultra Bloomberg Crude Oil	(16,410,261)	(12,476,761)
		ProShares Ultra Bloomberg Natural Gas	(7,087,097)	5,766,729
		ProShares Ultra Gold	1,375,191	(21,377,754)
		ProShares Ultra Silver	9,486,957	(178,532,813)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	767,314	541,828
		ProShares UltraShort Australian Dollar	549,795	2,249,440
		ProShares UltraShort Euro	32,039,809	42,910,400
		ProShares UltraShort Yen	15,787,084	44,778,863
		ProShares Ultra Euro	(172,537)	(212,588)
		ProShares Ultra Yen	(86,452)	(209,139)

		Total Trust	$93,469,759	$27,687,633

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2015

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Managed Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/depreciation on futures contracts	ProShares Managed Futures Strategy	$(262,050)	$(1,145)
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	3,412,234	(5,109,937)
		ProShares VIX Mid-Term Futures ETF	(2,291,385)	3,199,340
		ProShares Short VIX Short-Term Futures ETF	35,780,248	(45,530,343)
		ProShares Ultra VIX Short-Term Futures ETF	(291,236,149)	(14,741,278)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	2,068,198	(357,186)
		ProShares UltraShort Bloomberg Crude Oil	47,564,151	(45,640,913)
		ProShares UltraShort Bloomberg Natural Gas	6,412,527	(1,527,541)
		ProShares UltraShort Gold	7,021,911	2,664,050
		ProShares UltraShort Silver	7,378,507	(1,111,312)
		ProShares Ultra Bloomberg Commodity	(1,033,383)	271,037
		ProShares Ultra Bloomberg Crude Oil	(497,278,535)	73,379,579
		ProShares Ultra Bloomberg Natural Gas	(58,404,100)	20,999,849
		ProShares Ultra Gold	(12,228,841)	(3,353,605)
		ProShares Ultra Silver	(72,520,807)	12,261,979
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	1,196,063	(224,456)
		ProShares UltraShort Australian Dollar	5,930,837	(694,191)
		ProShares UltraShort Euro	69,763,997	(11,459,427)
		ProShares UltraShort Yen	(6,900,989)	688,046
		ProShares Ultra Euro	(559,487)	(38,964)
		ProShares Ultra Yen	(174,883)	26,397

		Total Trust	$(756,361,936)	$(16,300,021)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2014

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(28,437,457)	$29,084,702
		ProShares VIX Mid-Term Futures ETF	(16,100,400)	7,398,429
		ProShares Short VIX Short-Term Futures ETF	94,414,974	(33,165,401)
		ProShares Ultra VIX Short-Term Futures ETF	(255,442,487)	72,661,998
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	(3,522)	379,056
		ProShares UltraShort Bloomberg Crude Oil	(1,295,265)	11,401,138
		ProShares UltraShort Bloomberg Natural Gas	2,732,493	(2,911,986)
		ProShares UltraShort Gold	(12,650,556)	(25,093)
		ProShares UltraShort Silver	(1,282,703)	14,580,242
		ProShares Ultra Bloomberg Commodity	(274,839)	(345,632)
		ProShares Ultra Bloomberg Crude Oil	14,597,508	(9,827,181)
		ProShares Ultra Bloomberg Natural Gas	9,878,729	8,012,503
		ProShares Ultra Gold	3,319,675	(1,317,485)
		ProShares Ultra Silver	(22,797,421)	(89,115,067)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	925,848	463,900
		ProShares UltraShort Australian Dollar	(1,375,743)	968,995
		ProShares UltraShort Euro	25,744,724	51,071,566
		ProShares UltraShort Yen	15,952,890	5,744,569
		ProShares Ultra Euro	(127,652)	(282,823)
		ProShares Ultra Yen	(108,048)	2,889

		Total Trust	$(172,329,252)	$64,779,319

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

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2015:

Fair Values of Derivative Instruments as of September 30, 2015
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	$210,073	$—	$210,073	$—	$—	$—
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	1,302,556	—	1,302,556	9,102	—	9,102
ProShares UltraShort Gold
Forward agreements	368,112	—	368,112	—	—	—
ProShares UltraShort Silver
Forward agreements	—	—	—	523,519	—	523,519
ProShares UltraShort Euro
Foreign currency forward contracts	7,180,056	—	7,180,056	1,876,489	—	1,876,489
ProShares UltraShort Yen
Foreign currency forward contracts	78,122	—	78,122	968,851	—	968,851
ProShares Ultra Bloomberg Commodity
Swap agreements	—	—	—	60,301	—	60,301
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	45,315,045	—	45,315,045
ProShares Ultra Gold
Forward agreements	—	—	—	1,289,231	—	1,289,231
ProShares Ultra Silver
Forward agreements	367,326	—	367,326	492,732	—	492,732
ProShares Ultra Euro
Foreign currency forward contracts	3,916	—	3,916	146,251	—	146,251
ProShares Ultra Yen
Foreign currency forward contracts	11,644	—	11,644	492	—	492

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2015. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2015
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	$80,000	$—	$(50,000)	$30,000
Goldman Sachs International	94,573	—	—	94,573
UBS AG	35,500	—	—	35,500
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	587,462	—	(450,000)	137,462
Goldman Sachs International	127,029	(1,174)	—	125,855
Societe Generale S.A.	588,065	(588,065)	—	—
UBS AG	(9,102)	9,102	—	—
ProShares UltraShort Gold
Deutsche Bank AG	47,487	—	—	47,487
Goldman Sachs International	148,845	—	—	148,845
Societe Generale S.A.	93,204	(93,204)	—	—
UBS AG	78,576	—	—	78,576
ProShares UltraShort Silver
Deutsche Bank AG	(81,990)	81,990	—	—
Goldman Sachs International	(356,851)	356,851	—	—
Societe Generale S.A.	(16,671)	16,671	—	—
UBS AG	(68,007)	68,007	—	—
ProShares UltraShort Euro
Goldman Sachs International	2,864,629	—	—	2,864,629
UBS AG	2,438,938	—	—	2,438,938
ProShares UltraShort Yen
Goldman Sachs International	(417,483)	417,483	—	—
UBS AG	(473,246)	473,246	—	—
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	(24,403)	—	24,403	—
Goldman Sachs International	(26,072)	—	26,072	—
UBS AG	(9,826)	—	9,826	—
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	(13,364,460)	13,364,460	—	—
Goldman Sachs International	(13,515,250)	13,515,250	—	—
Societe Generale S.A.	(3,967,675)	3,967,675	—	—
UBS AG	(14,467,660)	14,467,660	—	—
ProShares Ultra Gold
Deutsche Bank AG	(619,312)	619,312	—	—
Goldman Sachs International	(222,153)	222,153	—	—
Societe Generale S.A.	(113,075)	113,075	—	—
UBS AG	(334,691)	334,691	—	—
ProShares Ultra Silver
Deutsche Bank AG	325,395	—	(325,395)	—
Goldman Sachs International	(372,086)	372,086	—	—
Societe Generale S.A.	41,931	(41,931)	—	—
UBS AG	(120,646)	120,646	—	—
ProShares Ultra Euro
Goldman Sachs International	(76,938)	76,938	—	—
UBS AG	(65,397)	65,397	—	—
ProShares Ultra Yen
Goldman Sachs International	8,221	—	—	8,221
UBS AG	2,931	—	—	2,931

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

Transaction fees for the three and nine months ended September 30, 2015, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Managed Futures Strategy	$—	$—
VIX Short-Term Futures ETF	43,747	95,573
VIX Mid-Term Futures ETF	—	8,093
Short VIX Short-Term Futures ETF	139,688	267,654
Ultra VIX Short-Term Futures ETF	472,333	1,086,845
UltraShort Bloomberg Commodity	—	—
UltraShort Bloomberg Crude Oil	69,807	338,253
UltraShort Bloomberg Natural Gas	1,894	6,733
UltraShort Gold	1,162	7,441
UltraShort Silver	5,261	25,147
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra Bloomberg Commodity	401	937
Ultra Bloomberg Crude Oil	140,803	691,077
Ultra Bloomberg Natural Gas	4,351	13,105
Ultra Gold	392	2,715
Ultra Silver	7,010	29,895
Ultra Euro	—	—
Ultra Yen	—	—

Total Trust	$886,849	$2,573,468

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2015:

For the Three Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	Managed Futures Strategy	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil
Net asset value, at June 30, 2015	$20.4976	$13.5185	$54.9398	$78.8529	$44.5168	$86.9410	$56.8124
Net investment income (loss)	(0.0437)	(0.0322)	(0.1221)	(0.2058)	(0.1658)	(0.2509)	(0.2323)
Net realized and unrealized gain (loss)#	0.1310	3.7821	9.0130	(31.4722)	12.8701	28.9181	30.9380
Change in net asset value from operations	0.0873	3.7499	8.8909	(31.6780)	12.7043	28.6672	30.7057
Net asset value, at September 30, 2015	$20.5849	$17.2684	$63.8307	$47.1749	$57.2211	$115.6082	$87.5181

Market value per share, at June 30, 2015†	$20.90	$13.42	$54.31	$79.06	$43.96	$88.96	$57.12
Market value per share, at September 30, 2015†	$20.81	$17.08	$63.44	$47.64	$55.96	$114.58	$86.17

Total Return, at net asset value^	0.4%	27.7%	16.2%	(40.2)%	28.5%	33.0%	54.0%
Total Return, at market value^	(0.4)%	27.3%	16.8%	(39.7)%	27.3%	28.8%	50.9%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(1.00)%	(0.87)%	(1.43)%	(1.73)%	(0.95)%	(1.10)%
Expense ratio, excluding brokerage commissions	(0.75)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.85)%	(0.97)%	(0.86)%	(1.39)%	(1.70)%	(0.92)%	(1.07)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

For the Three Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at June 30, 2015	$74.7968	$99.0011	$109.4314	$43.0220	$54.5527	$24.7394	$92.1775
Net investment income (loss)	(0.2693)	(0.2445)	(0.2751)	(0.1036)	(0.1555)	(0.0575)	(0.2127)
Net realized and unrealized gain (loss)#	22.6066	8.2315	10.9009	(0.1537)	10.1266	(0.3042)	(4.1411)
Change in net asset value from operations	22.3373	7.9870	10.6258	(0.2573)	9.9711	(0.3617)	(4.3538)
Net asset value, at September 30, 2015	$97.1341	$106.9881	$120.0572	$42.7647	$64.5238	$24.3777	$87.8237

Market value per share, at June 30, 2015†	$75.20	$98.82	$108.54	$43.05	$55.09	$24.75	$92.19
Market value per share, at September 30, 2015†	$96.84	$106.63	$122.16	$42.78	$64.53	$24.36	$87.82

Total Return, at net asset value^	29.9%	8.1%	9.7%	(0.6)%	18.3%	(1.5)%	(4.7)%
Total Return, at market value^	28.8%	7.9%	12.5%	(0.6)%	17.1%	(1.6)%	(4.7)%

Ratios to Average Net Assets**

Expense ratio	(1.39)%	(0.95)%	(0.95)%	(0.97)%	(1.03)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0 .95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.36)%	(0 .91)%	(0.92)%	(0.95)%	(1.01)%	(0.92)%	(0.92)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized

For the Three Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Commodity*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at June 30, 2015	$49.5838	$45.4988	$45.4247	$37.0199	$36.4482	$16.5907	$53.5029
Net investment income (loss)	(0.0935)	(0.0649)	(0.1265)	(0.0791)	(0.0739)	(0.0386)	(0.1175)
Net realized and unrealized gain (loss)#	(13.6501)	(23.0862)	(13.2778)	(3.7877)	(5.3251)	(0.0071)	1.9729
Change in net asset value from operations	(13.7436)	(23.1511)	(13.4043)	(3.8668)	(5.3990)	(0.0457)	1.8554
Net asset value, at September 30, 2015	$35.8402	$22.3477	$32.0204	$33.1531	$31.0492	$16.5450	$55.3583

Market value per share, at June 30, 2015†	$47.02	$45.20	$45.20	$37.04	$36.63	$16.59	$53.61
Market value per share, at September 30, 2015†	$35.88	$22.68	$32.19	$33.23	$30.53	$16.53	$55.38

Total Return, at net asset value^	(27.7)%	(50.9)%	(29.5)%	(10.4)%	(14.8)%	(0.3)%	3.5%
Total Return, at market value^	(23.7)%	(49.8)%	(28.8)%	(10.3)%	(16.7)%	(0.4)%	3.3%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.02)%	(1.25)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.94)%	(0.98)%	(1.23)%	(0.92)%	(0.90)%	(0.93)%	(0.87)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended September 30, 2014:

For the Three Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at June 30, 2014	$19.0084	$61.7690	$88.4063	$132.7602	$54.2430	$24.6332	$40.5583
Net investment income (loss)	(0.0444)	(0.1295)	(0.3181)	(0.5878)	(0.1422)	(0.0654)	(0.1378)
Net realized and unrealized gain (loss)#	1.8571	2.3798	(13.2748)	16.6593	15.0557	6.2237	5.8977
Change in net asset value from operations	1.8127	2.2503	(13.5929)	16.0715	14.9135	6.1583	5.7599
Net asset value, at September 30, 2014	$20.8211	$64.0193	$74.8134	$148.8317	$69.1565	$30.7915	$46.3182

Market value per share, at June 30, 2014†	$19.03	$61.88	$88.27	$133.10	$52.00	$24.61	$40.43
Market value per share, at September 30, 2014†	$20.78	$63.88	$74.94	$148.15	$67.85	$30.60	$46.48

Total Return, at net asset value^	9.5%	3.6%	(15.4)%	12.1%	27.5%	25.0%	14.2%
Total Return, at market value^	9.2%	3.2%	(15.1)%	11.3%	30.5%	24.3%	15.0%

Ratios to Average Net Assets**

Expense ratio	(0.94)%	(0.88)%	(1.54)%	(1.82)%	(0.95)%	(0.97)%	(1.14)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.85)%	(1.52)%	(1.80)%	(0.92)%	(0.94)%	(1.11)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

For the Three Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity*
Net asset value, at June 30, 2014	$83.9968	$73.6642	$35.6131	$40.2542	$17.0603	$64.8923	$88.1153
Net investment income (loss)	(0.2023)	(0.1862)	(0.0864)	(0.1020)	(0.0419)	(0.1581)	(0.1789)
Net realized and unrealized gain (loss)#	13.1335	33.6339	2.9991	5.7257	2.9566	11.0143	(19.8240)
Change in net asset value from operations	12.9312	33.4477	2.9127	5.6237	2.9147	10.8562	(20.0029)
Net asset value, at September 30, 2014	$96.9280	$107.1119	$38.5258	$45.8779	$19.9750	$75.7485	$68.1124

Market value per share, at June 30, 2014†	$82.11	$72.05	$35.66	$40.29	$17.05	$64.89	$88.08
Market value per share, at September 30, 2014†	$98.24	$107.60	$38.50	$45.82	$19.96	$75.76	$68.24

Total Return, at net asset value^	15.4%	45.4%	8.2%	14.0%	17.1%	16.7%	(22.7)%
Total Return, at market value^	19.6%	49.3%	8.0%	13.7%	17.1%	16.8%	(22.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.96)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.91)%	(0.93)%	(0.98)%	(0.91)%	(0.92)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

For the Three Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at June 30, 2014	$195.9524	$180.1407	$48.3777	$70.1043	$25.6654	$79.8693
Net investment income (loss)	(0.3890)	(0.3691)	(0.1051)	(0.1442)	(0.0553)	(0.1751)
Net realized and unrealized gain (loss)#	(44.9744)	(34.9239)	(7.1796)	(23.5528)	(3.8505)	(11.8185)
Change in net asset value from operations	(45.3634)	(35.2930)	(7.2847)	(23.6970)	(3.9058)	(11.9936)
Net asset value, at September 30, 2014	$150.5890	$144.8477	$41.0930	$46.4073	$21.7596	$67.8757

Market value per share, at June 30, 2014†	$195.95	$180.08	$49.41	$71.76	$25.80	$80.28
Market value per share, at September 30, 2014†	$151.70	$144.80	$40.59	$46.15	$21.72	$68.24

Total Return, at net asset value^	(23.2)%	(19.6)%	(15.1)%	(33.8)%	(15.2)%	(15.0)%
Total Return, at market value^	(22.6)%	(19.6)%	(17.9)%	(35.7)%	(15.8)%	(15.0)%

Ratios to Average Net Assets**

Expense ratio	(0.97)%	(1.09)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.94)%	(1.06)%	(0.91)%	(0.91)%	(0.91)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2015:

For the Nine Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	Managed Futures Strategy	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil
Net asset value, at December 31, 2014	$21.1354	$20.9321	$63.6020	$61.4004	$125.4591	$87.7495	$77.9790

Net investment income (loss)	(0.1315)	(0.1030)	(0.3887)	(0.6553)	(0.6630)	(0.6608)	(0.5599)
Net realized and unrealized gain (loss)#	(0.4190)	(3.5607)	0.6174	(13.5702)	(67.5750)	28.5195	10.0990
Change in net asset value from operations	(0.5505)	(3.6637)	0.2287	(14.2255)	(68.2380)	27.8587	9.5391
Net asset value, at September 30, 2015	$20.5849	$17.2684	$63.8307	$47.1749	$57.2211	$115.6082	$87.5181

Market value per share, at December 31, 2014†	$21.28	$20.99	$63.89	$61.16	$125.75	$87.44	$76.52
Market value per share, at September 30, 2015†	$20.81	$17.08	$63.44	$47.64	$55.96	$114.58	$86.17

Total Return, at net asset value^	(2.6)%	(17.5)%	0.4%	(23.2)%	(54.4)%	31.7%	12.2%
Total Return, at market value^	(2.2)%	(18.6)%	(0.7)%	(22.1)%	(55.5)%	31.0%	12.6%

Ratios to Average Net Assets**

Expense ratio	(0.84)%	(0.97)%	(0.92)%	(1.43)%	(1.65)%	(0.95)%	(1.06)%
Expense ratio, excluding brokerage commissions	(0.75)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.84)%	(0.94)%	(0.89)%	(1.40)%	(1.63)%	(0.92)%	(1.03)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2014	$83.9577	$96.6516	$115.6143	$40.0617	$51.3790	$21.5946	$89.3336

Net investment income (loss)	(0.8587)	(0.6723)	(0.7355)	(0.3052)	(0.4262)	(0.1699)	(0.6161)
Net realized and unrealized gain (loss)#	14.0351	11.0088	5.1784	3.0082	13.5710	2.9530	(0.8938)
Change in net asset value from operations	13.1764	10.3365	4.4429	2.7030	13.1448	2.7831	(1.5099)
Net asset value, at September 30, 2015	$97.1341	$106.9881	$120.0572	$42.7647	$64.5238	$24.3777	$87.8237

Market value per share, at December 31, 2014†	$82.03	$100.22	$119.39	$40.03	$51.37	$21.61	$89.30
Market value per share, at September 30, 2015†	$96.84	$106.63	$122.16	$42.78	$64.53	$24.36	$87.82

Total Return, at net asset value^	15.7%	10.7%	3.8%	6.7%	25.6%	12.9%	(1.7)%
Total Return, at market value^	18.1%	6.4%	2.3%	6.9%	25.6%	12.7%	(1.7)%

Ratios to Average Net Assets**

Expense ratio	(1.47)%	(0.95)%	(0.95)%	(0.97)%	(1.03)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.44)%	(0.91)%	(0.92)%	(0.94)%	(1.01)%	(0.91)%	(0.91)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Commodity*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2014	$52.1342	$50.7400	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747

Net investment income (loss)	(0.3140)	(0.2606)	(0.4322)	(0.2573)	(0.2571)	(0.1138)	(0.3686)
Net realized and unrealized gain (loss)#	(15.9800)	(28.1317)	(29.1965)	(6.5907)	(8.0594)	(3.2156)	(0.7478)
Change in net asset value from operations	(16.2940)	(28.3923)	(29.6287)	(6.8480)	(8.3165)	(3.3294)	(1.1164)
Net asset value, at September 30, 2015	$35.8402	$22.3477	$32.0204	$33.1531	$31.0492	$16.5450	$55.3583

Market value per share, at December 31, 2014†	$51.44	$51.85	$63.12	$38.41	$38.05	$19.80	$56.48
Market value per share, at September 30, 2015†	$35.88	$22.68	$32.19	$33.23	$30.53	$16.53	$55.38

Total Return, at net asset value^	(31.3)%	(56.0)%	(48.1)%	(17.1)%	(21.1)%	(16.8)%	(2.0)%
Total Return, at market value^	(30.2)%	(56.3)%	(49.0)%	(13.5)%	(19.8)%	(16.5)%	(1.9)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.02)%	(1.26)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.99)%	(1.23)%	(0.91)%	(0.90)%	(0.92)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2014:

For the Nine Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2013	$28.5387	$77.1837	$67.4993	$335.4203	$63.2936	$31.7301	$69.9635

Net investment income (loss)	(0.1518)	(0.4227)	(0.7883)	(2.4990)	(0.3965)	(0.1953)	(0.3585)
Net realized and unrealized gain (loss)#	(7.5658)	(12.7417)	8.1024	(184.0896)	6.2594	(0.7433)	(23.2868)
Change in net asset value from operations	(7.7176)	(13.1644)	7.3141	(186.5886)	5.8629	(0.9386)	(23.6453)
Net asset value, at September 30, 2014	$20.8211	$64.0193	$74.8134	$148.8317	$69.1565	$30.7915	$46.3182

Market value per share, at December 31, 2013†	$28.53	$77.16	$67.47	$335.60	$58.41	$31.58	$69.36
Market value per share, at September 30, 2014†	$20.78	$63.88	$74.94	$148.15	$67.85	$30.60	$46.48

Total Return, at net asset value^	(27.0)%	(17.1)%	10.8%	(55.6)%	9.3%	(3.0)%	(33.8)%
Total Return, at market value^	(27.2)%	(17.2)%	11.1%	(55.9)%	16.2%	(3.1)%	(33.0)%

Ratios to Average Net Assets**

Expense ratio	(0.87)%	(0.86)%	(1.51)%	(1.78)%	(0.95)%	(0.97)%	(1.16)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.83)%	(0.82)%	(1.47)%	(1.75)%	(0.91)%	(0.93)%	(1.11)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity*
Net asset value, at December 31, 2013	$103.5180	$89.7820	$35.5867	$46.6384	$17.0613	$70.8640	$77.7259

Net investment income (loss)	(0.5973)	(0.5505)	(0.2496)	(0.3090)	(0.1173)	(0.4498)	(0.5636)
Net realized and unrealized gain (loss)#	(5.9927)	17.8804	3.1887	(0.4515)	3.0310	5.3343	(9.0499)
Change in net asset value from operations	(6.5900)	17.3299	2.9391	(0.7605)	2.9137	4.8845	(9.6135)
Net asset value, at September 30, 2014	$96.9280	$107.1119	$38.5258	$45.8779	$19.9750	$75.7485	$68.1124

Market value per share, at December 31, 2013†	$103.53	$90.19	$35.66	$46.66	$17.06	$70.91	$76.52
Market value per share, at September 30, 2014†	$98.24	$107.60	$38.50	$45.82	$19.96	$75.76	$68.24

Total Return, at net asset value^	(6.4)%	19.3%	8.3%	(1.6)%	17.1%	6.9%	(12.4)%
Total Return, at market value^	(5.1)%	19.3%	8.0%	(1.8)%	17.0%	6.8%	(10.8)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.96)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.90)%	(0.92)%	(0.96)%	(0.90)%	(0.89)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2013	$160.4495	$155.3534	$41.2553	$63.3305	$26.0346	$74.5261
Net investment income (loss)	(1.1510)	(1.2866)	(0.3155)	(0.4388)	(0.1697)	(0.5217)

Net realized and unrealized gain (loss)#	(8.7095)	(9.2191)	0.1532	(16.4844)	(4.1053)	(6.1287)
Change in net asset value from operations	(9.8605)	(10.5057)	(0.1623)	(16.9232)	(4.2750)	(6.6504)
Net asset value, at September 30, 2014	$150.5890	$144.8477	$41.0930	$46.4073	$21.7596	$67.8757

Market value per share, at December 31, 2013†	$161.10	$157.12	$41.26	$63.04	$25.98	$74.44
Market value per share, at September 30, 2014†	$151.70	$144.80	$40.59	$46.15	$21.72	$68.24

Total Return, at net asset value^	(6.1)%	(6.8)%	(0.4)%	(26.7)%	(16.4)%	(8.9)%
Total Return, at market value^	(5.8)%	(7.8)%	(1.6)%	(26.8)%	(16.4)%	(8.3)%

Ratios to Average Net Assets**

Expense ratio	(0.98)%	(1.11)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(1.07)%	(0.91)%	(0.91)%	(0.90)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

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

Shareholder Concentration

As of September 30, 2015, ProShares Morningstar Alternatives Solution ETF, an ETF affiliated with the Funds, owned 50% of the outstanding shares of the Managed Futures Fund. Subscription and redemption activity by concentrated shareholders may have a significant effect on the operations of the Fund.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

On October 27, 2015, the Trust announced a 2-for-1 split of the Shares of beneficial interest of ProShares UltraShort Silver.

The split will decrease the price per Share of the Fund with a proportionate increase in the number of Shares outstanding. For example, for a 2-for-1 split, every one pre-split Share will result in the receipt of two post-split Shares, which will be priced at half the NAV of a pre-split Share.

The split will be effective for shareholders of record after the close of the markets on November 10, 2015. The split will be effective at the market open on November 13, 2015, when the Fund will begin trading at its post-split price. The ticker symbol for the Fund will not change.

Ticker	Fund	Split Ratio
ZSL	UltraShort Silver	2:1

The Shares outstanding and per Share information for ProShares UltraShort Silver disclosed in the financial statements and notes to the financial statements have not been retroactively adjusted to give effect to the split. Presented below are pro forma Shares outstanding and per Share information after giving retroactive effect for the split.

Pro forma information, giving retroactive effect to the split, is as follows:

For the Three Months Ended September 30, 2015 (unaudited)
Per Share Operating Performance
Net asset value, at June 30, 2015	$54.7157
Net investment income (loss)	(0.1375)
Net realized and unrealized gain (loss)	5.4504
Change in net asset value from operations	5.3129
Net asset value, at September 30, 2015	$60.0286
Market value per share, at June 30, 2015	$54.27
Market value per share, at September 30, 2015	$61.08
For the Nine Months Ended September 30, 2015 (unaudited)
Per Share Operating Performance
Net asset value, at December 31, 2014	$57.8071
Net investment income (loss)	(0.3677)
Net realized and unrealized gain (loss)	2.5892
Change in net asset value from operations	2.2215
Net asset value, at September 30, 2015	$60.0286
Market value per share, at December 31, 2014	$59.70
Market value per share, at September 30, 2015	$61.08
As of September 30, 2015 and December 31, 2014 (unaudited)
Shares outstanding
Shares outstanding, at September 30, 2015	916,978
Shares outstanding, at December 31, 2014	916,978
For the Three Months Ended September 30, 2015 (unaudited)
Net income (loss) per weighted-average share
Net income (loss) per weighted-average share	$6.50
Weighted-average shares outstanding	939,802
For the Nine Months Ended September 30, 2015 (unaudited)
Net income (loss) per weighted-average share
Net income (loss) per weighted-average share	$5.73
Weighted-average shares outstanding	1,028,332

Pro forma information, giving retroactive effect to the split, is as follows:
For the Three Months Ended September 30, 2014 (unaudited)
Per Share Operating Performance
Net asset value, at June 30, 2014	$36.8321
Net investment income (loss)	(0.0931)
Net realized and unrealized gain (loss)	16.8169
Change in net asset value from operations	16.7238
Net asset value, at September 30, 2014	$53.5559
Market value per share, at June 30, 2014	$36.03
Market value per share, at September 30, 2014	$53.80
For the Nine Months Ended September 30, 2014 (unaudited)
Per Share Operating Performance
Net asset value, at December 31, 2013	$44.8910
Net investment income (loss)	(0.2752)
Net realized and unrealized gain (loss)	8.9401
Change in net asset value from operations	8.6649
Net asset value, at September 30, 2014	$53.5559
Market value per share, at December 31, 2013	$45.10
Market value per share, at September 30, 2014	$53.80
For the Three Months Ended September 30, 2014 (unaudited)
Net income (loss) per weighted-average share
Net income (loss) per weighted-average share	$15.62
Weighted-average shares outstanding	1,388,716
For the Nine Months Ended September 30, 2014 (unaudited)
Net income (loss) per weighted-average share
Net income (loss) per weighted-average share	$7.79
Weighted-average shares outstanding	1,648,114

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2015, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2015 and 2014 each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2015	Interest Income Three Months Ended September 30, 2014	Interest Income Nine Months Ended September 30, 2015	Interest Income Nine Months Ended September 30, 2014
ProShares VIX Short-Term Futures ETF	$9,963	$6,363	$31,098	$40,577
ProShares VIX Mid-Term Futures ETF	1,084	3,406	5,960	13,659
ProShares Short VIX Short-Term Futures ETF	34,056	16,267	78,709	60,496
ProShares Ultra VIX Short-Term Futures ETF	22,679	13,610	87,173	55,542
ProShares UltraShort Bloomberg Commodity	407	295	1,403	947
ProShares UltraShort Bloomberg Crude Oil	9,198	24,612	45,693	100,900
ProShares UltraShort Bloomberg Natural Gas	880	2,392	2,460	15,332
ProShares UltraShort Gold	7,442	7,015	22,233	34,960
ProShares UltraShort Silver	3,685	5,567	13,863	26,362
ProShares Short Euro	989	1,279	3,652	3,684
ProShares UltraShort Australian Dollar	1,058	1,375	2,914	7,366
ProShares UltraShort Euro	41,312	41,636	163,405	170,287
ProShares UltraShort Yen	28,980	28,871	113,947	163,880
ProShares Ultra Bloomberg Commodity	39	351	525	1,070
ProShares Ultra Bloomberg Crude Oil	75,891	11,935	217,460	44,923
ProShares Ultra Bloomberg Natural Gas	3,636	3,296	15,020	11,380
ProShares Ultra Gold	5,853	13,569	27,485	45,026
ProShares Ultra Silver	35,179	41,216	109,726	155,173
ProShares Ultra Euro	514	231	2,076	936
ProShares Ultra Yen	1,069	167	1,819	988

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 2, 2015, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2015.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. From January 1, 2014 through July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

ProShares Managed Futures Strategy

Since the Fund commenced investment operations on October 1, 2014, comparisons of the Fund’s results of operations for the three months ended September 30, 2014 have not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015:

Three Months Ended September 30, 2015
NAV beginning of period	$9,224,129
NAV end of period	$9,263,423
Percentage change in NAV	0.4%
Shares outstanding beginning of period	450,010
Shares outstanding end of period	450,010
Percentage change in shares outstanding	0.0%
Shares created	150,000
Shares redeemed	150,000
Per share NAV beginning of period	$20.50
Per share NAV end of period	$20.58
Percentage change in per share NAV	0.4%
Percentage change in benchmark	0.7%
Benchmark annualized volatility	5.6%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P Strategic Futures Index. There was no net change in the Fund’s outstanding Shares from June 30, 2015 to September 30, 2015.

For the three months ended September 30, 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 10, 2015 at $20.69 per Share and reached its low for the period on August 10, 2015 at $20.26 per Share.

The benchmark’s rise of 0.7% for the three months ended September 30, 2015, can be attributed to an appreciation in value of the futures contracts that make up the S&P Strategic Futures Index during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015:

Three Months Ended September 30, 2015
Net investment income (loss)	$(19,272)
Brokerage commissions	2,206
Offering costs	16,581
Reduction to Limitation by Sponsor	485
Net realized gain (loss)	(180,345)
Change in net unrealized appreciation/depreciation	208,302
Net income (loss)	$8,685

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$169,655,175	$98,364,760
NAV end of period	$110,946,378	$140,018,132
Percentage change in NAV	(34.6)%	42.3%
Shares outstanding beginning of period	12,549,812	5,174,812
Shares outstanding end of period	6,424,812	6,724,812
Percentage change in shares outstanding	(48.8)%	30.0%
Shares created	1,875,000	3,475,000
Shares redeemed	8,000,000	1,925,000
Per share NAV beginning of period	$13.52	$19.01
Per share NAV end of period	$17.27	$20.82
Percentage change in per share NAV	27.7%	9.5%
Percentage change in benchmark	27.9%	9.8%
Benchmark annualized volatility	101.9%	52.7%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 12,549,812 outstanding Shares at June 30, 2015 to 6,424,812 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 5,174,812 outstanding Shares at June 30, 2014 to 6,724,812 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 27.7% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 9.5% for the three months ended September 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 1, 2015 at $20.25 per Share and reached its low for the period on August 10, 2015 at $10.35 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on August 7, 2014 at $23.20 per Share and reached its low for the period on September 18, 2014 at $18.06 per Share.

The benchmark’s rise of 27.9% for the three months ended September 30, 2015, as compared to the benchmark’s rise of 9.8% for the three months ended September 30, 2014, can be attributed to a greater rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(318,561)	$(253,370)
Management fee	279,410	235,234
Brokerage commissions	49,114	24,499
Net realized gain (loss)	63,978,915	(2,987,868)
Change in net unrealized appreciation/depreciation	(12,752,970)	19,042,796
Net income (loss)	$50,907,384	$15,801,558

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2015.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$26,777,867	$40,535,994
NAV end of period	$31,111,315	$45,613,786
Percentage change in NAV	16.2%	12.5%
Shares outstanding beginning of period	487,404	656,251
Shares outstanding end of period	487,404	712,501
Percentage change in shares outstanding	0.0%	8.6%
Shares created	—	118,750
Shares redeemed	—	62,500
Per share NAV beginning of period	$54.94	$61.77
Per share NAV end of period	$63.83	$64.02
Percentage change in per share NAV	16.2%	3.6%
Percentage change in benchmark	16.5%	4.0%
Benchmark annualized volatility	47.2%	23.4%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. There was no net change in the Fund’s outstanding Shares from June 30, 2015 to September 30, 2015. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 656,251 outstanding Shares at June 30, 2014 to 712,501 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.2% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 3.6% for the three months ended September 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 1, 2015 at $69.30 per Share and reached its low for the period on August 10, 2015 at $49.68 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on August 7, 2014 at $66.93 per Share and reached its low for the period on August 19, 2014 at $58.76 per Share.

The benchmark’s rise of 16.5% for the three months ended September 30, 2015, as compared to the benchmark’s rise of 4.0% for the three months ended September 30, 2014, can be attributed to a greater rise in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(59,501)	$(92,236)
Management fee	58,899	92,676
Brokerage commissions	1,686	2,966
Net realized gain (loss)	632,005	(4,036,024)
Change in net unrealized appreciation/depreciation	3,760,944	5,997,445
Net income (loss)	$4,333,448	$1,869,185

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater rise in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2015.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$189,250,124	$181,236,514
NAV end of period	$629,787,391	$310,478,773
Percentage change in NAV	232.8%	71.3%
Shares outstanding beginning of period	2,400,040	2,050,040
Shares outstanding end of period	13,350,040	4,150,040
Percentage change in shares outstanding	456.2%	102.4%
Shares created	14,150,000	4,450,000
Shares redeemed	3,200,000	2,350,000
Per share NAV beginning of period	$78.85	$88.41
Per share NAV end of period	$47.17	$74.81
Percentage change in per share NAV	(40.2)%	(15.4)%
Percentage change in benchmark	27.9%	9.8%
Benchmark annualized volatility	101.9%	52.7%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 2,400,040 outstanding Shares at June 30, 2015 to 13,350,040 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 2,050,040 outstanding Shares at June 30, 2014 to 4,150,040 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 40.2% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 15.4% for the three months ended September 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 10, 2015 at $96.70 per Share and reached its low for the period on September 1, 2015 at $43.58 per Share.

By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 3, 2014 at $92.60 per Share and reached its low for the period on August 7, 2014 at $69.91 per Share.

The benchmark’s rise of 27.9% for the three months ended September 30, 2015, as compared to the benchmark’s rise of 9.8% for the three months ended September 30, 2014, can be attributed to a greater rise in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(1,375,292)	$(989,160)
Management fee	939,029	620,236
Brokerage commissions	470,319	385,191
Net realized gain (loss)	(74,076,312)	18,154,494
Change in net unrealized appreciation/depreciation	(45,248,790)	(33,971,541)
Net income (loss)	$(120,700,394)	$(16,806,207)

The Fund’s net income decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2015.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$431,922,188	$295,261,247
NAV end of period	$334,883,798	$258,077,177
Percentage change in NAV	(22.5)%	(12.6)%
Shares outstanding beginning of period	9,702,448	2,224,020
Shares outstanding end of period	5,852,448	1,734,020
Percentage change in shares outstanding	(39.7)%	(22.0)%
Shares created	21,300,000	2,340,000
Shares redeemed	25,150,000	2,830,000
Per share NAV beginning of period	$44.52	$132.76
Per share NAV end of period	$57.22	$148.83
Percentage change in per share NAV	28.5%	12.1%
Percentage change in benchmark	27.9%	9.8%
Benchmark annualized volatility	101.9%	52.7%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by a decrease from 9,702,448 outstanding Shares at June 30, 2015 to 5,852,448 outstanding Shares at September 30, 2015. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 2,224,020 outstanding Shares at June 30, 2014 to 1,734,020 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 28.5% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 12.1% for the three months ended September 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 1, 2015 at $85.62 per Share and reached its low for the period on August 10, 2015 at $24.46 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on August 7, 2014 at $190.50 per Share and reached its low for the period on September 18, 2014 at $113.65 per Share.

The benchmark’s rise of 27.9% for the three months ended September 30, 2015, as compared to the benchmark’s rise of 9.8% for the three months ended September 30, 2014, can be attributed to a greater rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(1,444,542)	$(1,308,139)
Management fee	807,006	689,515
Brokerage commissions	660,215	632,234
Net realized gain (loss)	245,662,014	(4,709,504)
Change in net unrealized appreciation/depreciation	(63,659,145)	89,179,537
Net income (loss)	$180,558,327	$83,161,894

The Fund’s net income increased for the three months ended September, 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
NAV beginning of period	$5,216,200		$3,254,416
NAV end of period	$6,936,148		$4,149,184
Percentage change in NAV	33.0%		27.5%
Shares outstanding beginning of period	59,997		59,997
Shares outstanding end of period	59,997		59,997
Percentage change in shares outstanding	0.0%		0.0%
Shares created	—		—
Shares redeemed	—		—
Per share NAV beginning of period	$86.94		$54.24
Per share NAV end of period	$115.61		$69.16
Percentage change in per share NAV	33.0%		27.5%
Percentage change in benchmark	(14.5	) %	(11.8)%
Benchmark annualized volatility	17.6%		7.8%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from June 30, 2015 to September 30, 2015. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from June 30, 2014 to September 30, 2014.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 33.0% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 27.5% for the three months ended September 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 26, 2015 at $124.46 per Share and reached its low for the period on July 2, 2015 at $88.31 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 23, 2014 at $69.36 per Share and reached its low for the period on July 2, 2014 at $54.51 per Share.

The benchmark’s decline of 14.5% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 11.8% for the three months ended September 30, 2014, can be attributed to a greater depreciation of the underlying components of the index during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(15,054)	$(8,532)
Management fee	15,461	8,827
Net realized gain (loss)	1,287,180	502,115
Change in net unrealized appreciation/depreciation	447,822	401,185
Net income (loss)	$1,719,948	$894,768

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater decline in the Fund’s benchmark index during the three months ended September 30, 2015.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
NAV beginning of period	$180,092,283		$362,599,585
NAV end of period	$141,774,453		$196,140,063
Percentage change in NAV	(21.3)%		(45.9)%
Shares outstanding beginning of period	3,169,944		14,719,944
Shares outstanding end of period	1,619,944		6,369,944
Percentage change in shares outstanding	(48.9)%		(56.7)%
Shares created	1,050,000		250,000
Shares redeemed	2,600,000		8,600,000
Per share NAV beginning of period	$56.81		$24.63
Per share NAV end of period	$87.52		$30.79
Percentage change in per share NAV	54.1%		25.0%
Percentage change in benchmark	(27.4	) %	(11.8)%
Benchmark annualized volatility	51.4%		18.3%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,169,944 outstanding Shares at June 30, 2015 to 1,619,944 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 14,719,944 outstanding Shares at June 30, 2014 to 6,369,944 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 54.1% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 25.0% for the three months ended September 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 24, 2015 at $134.50 per Share and reached its low for the period on July 1, 2015 at $61.48 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 10, 2014 at $31.28 per Share and reached its low for the period on July 1, 2014 at $24.63 per Share.

The benchmark’s decline of 27.4 % for the three months ended September 30, 2015, as compared to the decline of 11.8% for the three months ended September 30, 2014, can be attributed to a greater decrease in the price of WTI Crude Oil during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(463,183)	$(639,303)
Management fee	409,809	648,492
Brokerage commissions	62,572	15,423
Net realized gain (loss)	86,619,380	42,556,429
Change in net unrealized appreciation/depreciation	(593,425)	29,108,049
Net income (loss)	$85,562,772	$71,025,175

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater decrease in the price of WTI Crude Oil during the three months ended September 30, 2015.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$13,085,851	$49,682,009
NAV end of period	$12,137,105	$19,683,020
Percentage change in NAV	(7.3)%	(60.4)%
Shares outstanding beginning of period	174,952	1,224,952

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Shares outstanding end of period	124,952		424,952
Percentage change in shares outstanding	(28.6)%		(65.3)%
Shares created	100,000		—
Shares redeemed	150,000		800,000
Per share NAV beginning of period	$74.80		$40.56
Per share NAV end of period	$97.13		$46.32
Percentage change in per share NAV	29.9%		14.2%
Percentage change in benchmark	(15.0	) %	(9.3)%
Benchmark annualized volatility	28.3%		28.0%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 174,952 outstanding Shares at June 30, 2015 to 124,952 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 1,224,952 outstanding Shares at June 30, 2014 to 424,952 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 29.9% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 14.2% for the three months ended September 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 30, 2015 at $97.13 per Share and reached its low for the period on August 12, 2015 at $68.64 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 28, 2014 at $55.42 per Share and reached its low for the period on July 1, 2014 at $40.63 per Share.

The benchmark’s decline of 15.0% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 9.3% for the three months ended September 30, 2014, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(37,310)	$(86,019)
Management fee	26,131	73,623
Brokerage commissions	12,059	14,788
Net realized gain (loss)	1,310,640	13,918,788
Change in net unrealized appreciation/depreciation	2,387,743	(4,337,011)
Net income (loss)	$3,661,073	$9,495,758

The Fund’s net income decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2015.

ProShares UltraShort Gold†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
NAV beginning of period	$73,951,674		$83,742,981
NAV end of period	$74,568,380		$82,095,909
Percentage change in NAV	0.8%		(2.0)%
Shares outstanding beginning of period	746,978		996,978
Shares outstanding end of period	696,978		846,978
Percentage change in shares outstanding	(6.7)%		(15.0)%
Shares created	—		50,000
Shares redeemed	50,000		200,000
Per share NAV beginning of period	$99.00		$84.00
Per share NAV end of period	$106.99		$96.93
Percentage change in per share NAV	8.1%		15.4%
Percentage change in benchmark	(4.9	) %	(7.5)%
Benchmark annualized volatility	15.5%		10.6%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. The increase in the Fund’s NAV was offset by a decrease from 746,978 outstanding Shares at June 30, 2015 to 696,978 outstanding Shares at September 30, 2015. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 996,978 outstanding Shares at June 30, 2014 to 846,978 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.1% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 15.4% for the three months ended September 30, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 24, 2015 at $115.60 per Share and reached its low for the period on August 24, 2015 at $98.67 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 22, 2014 at $97.47 per Share and reached its low for the period on July 10, 2014 at $80.73 per Share.

The benchmark’s decline of 4.9% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 7.5% for the three months ended September 30, 2014, can be attributed to a lesser decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(181,720)	$(185,871)
Management fee	189,154	192,878
Brokerage commissions	8	8
Net realized gain (loss)	5,632,017	(4,375,421)
Change in net unrealized appreciation/depreciation	367,548	16,208,294
Net income (loss)	$5,817,845	$11,647,002

The Fund’s net income decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a lesser decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
NAV beginning of period	$61,116,236		$52,190,256
NAV end of period	$55,044,902		$59,820,800
Percentage change in NAV	(9.9)%		14.6%
Shares outstanding beginning of period	558,489		708,489
Shares outstanding end of period	458,489		558,489
Percentage change in shares outstanding	(17.9)%		(21.2)%
Shares created	50,000		100,000
Shares redeemed	150,000		250,000
Per share NAV beginning of period	$109.43		$73.66
Per share NAV end of period	$120.06		$107.11
Percentage change in per share NAV	9.7%		45.4%
Percentage change in benchmark	(6.7	) %	(18.0)%
Benchmark annualized volatility	24.2%		16.5%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 558,489 outstanding Shares at June 30, 2015 to 458,489 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The increase in the Fund’s NAV was offset by a decrease from 708,489 outstanding Shares at June 30, 2014 to 558,489 outstanding Shares at September 30, 2014.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.7% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 45.4% for the three months ended September 30, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 27, 2015 at $127.97 per Share and reached its low for the period on August 20, 2015 at $109.19 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $107.11 per Share and reached its low for the period on July 10, 2014 at $69.31 per Share.

The benchmark’s decline of 6.7% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 18.0% for the three months ended September 30, 2014, can be attributed to a lesser decrease in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(129,265)	$(129,289)
Management fee	132,942	134,847
Brokerage commissions	8	9
Net realized gain (loss)	9,309,270	(1,121,493)
Change in net unrealized appreciation/depreciation	(3,066,914)	22,946,203
Net income (loss)	$6,113,091	$21,695,421

The Fund’s net income decrease for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a lesser decrease in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2015.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$19,360,122	$14,245,423
NAV end of period	$34,211,934	$17,336,789
Percentage change in NAV	76.7%	21.7%
Shares outstanding beginning of period	450,005	400,005
Shares outstanding end of period	800,005	450,005
Percentage change in shares outstanding	77.8%	12.5%
Shares created	450,000	50,000
Shares redeemed	100,000	—
Per share NAV beginning of period	$43.02	$35.61
Per share NAV end of period	$42.76	$38.53
Percentage change in per share NAV	(0.6)%	8.2%
Percentage change in benchmark	0.2%	(7.8)%
Benchmark annualized volatility	11.2%	4.8%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 450,005 outstanding Shares at June 30, 2015 to 800,005 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 400,005 outstanding shares at June 30, 2014 to 450,005 outstanding shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.6% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 8.2% for the three months ended September 30, 2014, was primarily due to depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 20, 2015 at $44.22 per Share and reached its low for the period on August 24, 2015 at $41.24 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $38.53 per Share and reached its low for the period on July 1, 2014 at $35.65 per Share.

The benchmark’s rise of 0.2% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 7.8% for the three months ended September 30, 2014, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(47,612)	$(37,429)
Management fee	47,369	38,144
Brokerage commissions	1,232	564
Net realized gain (loss)	45,349	767,314
Change in net unrealized appreciation/depreciation	(77,397)	541,678
Net income (loss)	$(79,660)	$1,271,563

The Fund’s net income decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2015.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
NAV beginning of period	$19,093,705		$20,127,301
NAV end of period	$22,583,663		$20,645,274
Percentage change in NAV	18.3%		2.6%
Shares outstanding beginning of period	350,005		500,005
Shares outstanding end of period	350,005		450,005
Percentage change in shares outstanding	0.0%		(10.0)%
Shares created	—		—
Shares redeemed	—		50,000
Per share NAV beginning of period	$54.55		$40.25
Per share NAV end of period	$64.52		$45.88
Percentage change in per share NAV	18.3%		14.0%
Percentage change in benchmark	(9.0	) %	(7.1)%
Benchmark annualized volatility	11.4%		7.1%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2015 to September 30, 2015. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 500,005 outstanding Shares at June 30, 2014 to 450,005 outstanding Shares at September 30, 2014.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.3% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 14.0% for the three months ended September 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 4, 2015 at $66.75 per Share and reached its low for the period on July 1, 2015 at $55.50 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 29, 2014 at $46.12 per Share and reached its low for the period on July 1, 2014 at $39.67 per Share.

The benchmark’s decline of 9.0% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 7.1% for the three months ended September 30, 2014, can be attributed to a greater decline in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(54,415)	$(50,580)
Management fee	51,046	49,101
Brokerage commissions	4,427	2,854
Net realized gain (loss)	3,397,069	549,800
Change in net unrealized appreciation/depreciation	147,304	2,248,917
Net income (loss)	$3,489,958	$2,748,137

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater decline in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2015.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$629,617,014	$440,156,895
NAV end of period	$547,279,138	$472,408,248
Percentage change in NAV	(13.1)%	7.3%
Shares outstanding beginning of period	25,450,014	25,800,014
Shares outstanding end of period	22,450,014	23,650,014
Percentage change in shares outstanding	(11.8)%	(8.3)%
Shares created	—	300,000
Shares redeemed	3,000,000	2,450,000
Per share NAV beginning of period	$24.74	$17.06
Per share NAV end of period	$24.38	$19.97
Percentage change in per share NAV	(1.5)%	17.1%
Percentage change in benchmark	0.2%	(7.8)%
Benchmark annualized volatility	11.2%	4.8%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 25,450,014 outstanding Shares at June 30, 2015 to 22,450,014 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 25,800,014 outstanding Shares at June 30, 2014 to 23,650,014 outstanding Shares at September 30, 2014.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.5% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 17.1% for the three months ended September 30, 2014, was primarily due to depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 20, 2015 at $26.15 per Share and reached its low for the period on August 24, 2015 at $22.71 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $19.97 per Share and reached its low for the period on July 1, 2014 at $17.09 per Share.

The benchmark’s rise of 0.2% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 7.8% for the three months ended September 30, 2014, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(1,351,762)	$(1,070,109)
Management fee	1,393,074	1,111,745
Net realized gain (loss)	(8,170,779)	32,041,814
Change in net unrealized appreciation/depreciation	862,749	42,901,264
Net income (loss)	$(8,659,792)	$73,872,969

The Fund’s net income decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2015.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$405,516,052	$353,617,215
NAV end of period	$302,929,598	$435,500,662
Percentage change in NAV	(25.3)%	23.2%
Shares outstanding beginning of period	4,399,294	5,449,294
Shares outstanding end of period	3,449,294	5,749,294
Percentage change in shares outstanding	(21.6)%	5.5%
Shares created	300,000	900,000
Shares redeemed	1,250,000	600,000
Per share NAV beginning of period	$92.18	$64.89
Per share NAV end of period	$87.82	$75.75
Percentage change in per share NAV	(4.7)%	16.7%
Percentage change in benchmark	2.0%	(7.6)%
Benchmark annualized volatility	9.8%	5.1%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,399,294 outstanding Shares at June 30, 2015 to 3,449,294 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 5,449,294 outstanding Shares at June 30, 2014 to 5,749,294 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.7% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 16.7% for the three months ended September 30, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 11, 2015 at $96.04 per Share and reached its low for the period on August 24, 2015 at $85.92 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $75.75 per Share and reached its low for the period on July 17, 2014 at $64.75 per Share.

The benchmark’s rise of 2.0% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 7.6% for the three months ended September 30, 2014, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(865,306)	$(866,070)
Management fee	894,286	894,941
Net realized gain (loss)	(32,435,270)	15,788,078
Change in net unrealized appreciation/depreciation	13,328,255	44,786,922
Net income (loss)	$(19,972,321)	$59,708,930

The Fund’s net income decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2015.

ProShares Ultra Bloomberg Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
NAV beginning of period	$2,477,456		$4,406,118
NAV end of period	$3,582,769		$3,405,894
Percentage change in NAV	44.6%		(22.7)%
Shares outstanding beginning of period	49,965		50,004
Shares outstanding end of period	99,965		50,004
Percentage change in shares outstanding	100.1%		0.0%
Shares created	50,000		—
Shares redeemed	—		—
Per share NAV beginning of period	$49.58		$88.12
Per share NAV end of period	$35.84		$68.11
Percentage change in per share NAV	(27.7)%		(22.7)%
Percentage change in benchmark	(14.5	) %	(11.8)%
Benchmark annualized volatility	17.6%		7.8%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 49,965 outstanding Shares at June 30, 2015 to 99,965 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from June 30, 2014 to September 30, 2014.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.7% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 22.7% for the three months ended September 30, 2014, was due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 2, 2015 at $48.78 per Share and reached its low for the period on August 26, 2015 at $33.85 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 2, 2014 at $87.68 per Share and reached its low for the period on September 23, 2014 at $68.04 per Share.

The benchmark’s decline of 14.5% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 11.8% for the three months ended September 30, 2014, can be attributed to a greater depreciation of the underlying components of the index during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(5,077)	$(8,944)
Management fee	5,116	9,295
Net realized gain (loss)	(520,395)	(651,766)
Change in net unrealized appreciation/depreciation	(156,479)	(339,514)
Net income (loss)	$(681,951)	$(1,000,224)

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater decline in the Fund’s benchmark index in conjunction with changes in Shares outstanding during the three months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Commodity.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$995,416,921	$97,943,693
NAV end of period	$787,261,737	$179,175,918
Percentage change in NAV	(20.9)%	82.9%
Shares outstanding beginning of period	21,877,867	499,834
Shares outstanding end of period	35,227,867	1,189,834

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Percentage change in shares outstanding	61.0%	138.0%
Shares created	17,850,000	1,040,000
Shares redeemed	4,500,000	350,000
Per share NAV beginning of period	$45.50	$195.95
Per share NAV end of period	$22.35	$150.59
Percentage change in per share NAV	(50.9)%	(23.2)%
Percentage change in benchmark	(27.4)%	(11.8)%
Benchmark annualized volatility	51.4%	18.3%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 21,877,867 outstanding Shares at June 30, 2015 to 35,227,867 outstanding Shares at September 30, 2015. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 499,834 outstanding Shares at June 30, 2014 to 1,189,834 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.9% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 23.2% for the three months ended September 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 1, 2015 at $41.76 per Share and reached its low for the period on August 24, 2015 at $17.38 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 1, 2014 at $196.00 per Share and reached its low for the period on September 22, 2014 at $149.95 per Share.

The benchmark’s decline of 27.4% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 11.8% for the three months ended September 30, 2014, can be attributed to a greater decrease in the price of WTI Crude Oil during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(2,085,145)	$(329,563)
Management fee	2,012,640	333,837
Brokerage commissions	148,396	7,661
Net realized gain (loss)	(529,903,521)	(16,408,215)
Change in net unrealized appreciation/depreciation	(58,634,810)	(12,477,865)
Net income (loss)	$(590,623,476)	$(29,215,643)

The Fund’s net income decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater decrease in the price of WTI Crude Oil during the three months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$63,238,942	$21,163,834
NAV end of period	$52,582,988	$69,524,710
Percentage change in NAV	(16.9)%	228.5%
Shares outstanding beginning of period	1,392,170	117,485
Shares outstanding end of period	1,642,170	479,985
Percentage change in shares outstanding	18.0%	308.6%
Shares created	700,000	412,500
Shares redeemed	450,000	50,000
Per share NAV beginning of period	$45.42	$180.14
Per share NAV end of period	$32.02	$144.85
Percentage change in per share NAV	(29.5)%	(19.6)%
Percentage change in benchmark	(15.0)%	(9.3)%
Benchmark annualized volatility	28.3%	28.0%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,392,170 outstanding Shares at June 30, 2015 to 1,642,170 outstanding Shares at September 30, 2015. By comparison, during the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 117,485 outstanding Shares at June 30, 2014 to 479,985 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 29.5 % for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 19.6% for the three months ended September 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 12, 2015 at $47.49 per Share and reached its low for the period on September 30, 2015 at $32.02 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 1, 2014 at $179.80 per Share and reached its low for the period on September 5, 2014 at $127.08 per Share.

The benchmark’s decline of 15.0% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 9.3% for the three months ended September 30, 2014, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(190,466)	$(128,208)
Management fee	147,696	114,501
Brokerage commissions	46,406	17,003
Net realized gain (loss)	(8,595,838)	(7,086,791)
Change in net unrealized appreciation/depreciation	(13,037,493)	5,767,208
Net income (loss)	$(21,823,797)	$(1,447,791)

The Fund’s net income decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Gold†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$88,848,218	$135,458,124
NAV end of period	$81,225,498	$113,006,432
Percentage change in NAV	(8.6)%	(16.6)%
Shares outstanding beginning of period	2,400,014	2,800,014
Shares outstanding end of period	2,450,014	2,750,014
Percentage change in shares outstanding	2.1%	(1.8)%
Shares created	50,000	100,000
Shares redeemed	—	150,000
Per share NAV beginning of period	$37.02	$48.38
Per share NAV end of period	$33.15	$41.09
Percentage change in per share NAV	(10.5)%	(15.1)%
Percentage change in benchmark	(4.9)%	(7.5)%
Benchmark annualized volatility	15.5%	10.6%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. The decrease in the Fund’s NAV was offset by an increase from 2,400,014 outstanding Shares at June 30, 2015 to 2,450,014 outstanding Shares at September 30, 2015. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,800,014 outstanding Shares at June 30, 2014 to 2,750,014 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.5% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 15.1% for the three months ended September 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 1, 2015 at $36.83 per Share and reached its low for the period on July 24, 2015 at $31.44 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 10, 2014 at $50.21 per Share and reached its low for the period on September 22, 2014 at $40.91 per Share.

The benchmark’s decline of 4.9% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 7.5% for the three months ended September 30, 2014, can be attributed to a lesser decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(190,084)	$(293,686)
Management fee	195,929	307,247
Brokerage commissions	8	8
Net realized gain (loss)	(8,324,354)	1,376,176
Change in net unrealized appreciation/depreciation	(865,903)	(21,378,723)
Net income (loss)	$(9,380,341)	$(20,296,233)

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a lesser decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$285,991,688	$501,002,636
NAV end of period	$245,181,213	$357,175,403
Percentage change in NAV	(14.3)%	(28.7)%
Shares outstanding beginning of period	7,846,533	7,146,533
Shares outstanding end of period	7,896,533	7,696,533
Percentage change in shares outstanding	0.6%	7.7%
Shares created	500,000	900,000
Shares redeemed	450,000	350,000
Per share NAV beginning of period	$36.45	$70.10
Per share NAV end of period	$31.05	$46.41
Percentage change in per share NAV	(14.8)%	(33.8)%
Percentage change in benchmark	(6.7)%	(18.0)%
Benchmark annualized volatility	24.2%	16.5%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,846,533 outstanding Shares at June 30, 2015 to 7,896,533 outstanding Shares at September 30, 2015. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,146,533 outstanding Shares at June 30, 2014 to 7,696,533 outstanding Shares at September 30, 2014.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.8% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 33.8% for the three months ended September 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 1, 2015 at $36.12 per Share and reached its low for the period on August 27, 2015 at $29.64 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 10, 2014 at $74.31 per Share and reached its low for the period on September 30, 2014 at $46.41 per Share.

The benchmark’s decline of 6.7% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 18.0% for the three months ended September 30, 2014, can be attributed to a lesser decrease in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(596,454)	$(1,023,432)
Management fee	631,618	1,064,643
Brokerage commissions	15	5
Net realized gain (loss)	(56,519,826)	9,487,791
Change in net unrealized appreciation/depreciation	13,753,857	(178,527,065)
Net income (loss)	$(43,362,423)	$(170,062,706)

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a lesser decrease in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2015.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$13,272,820	$2,566,901
NAV end of period	$10,754,497	$2,176,269
Percentage change in NAV	(19.0)%	(15.2)%
Shares outstanding beginning of period	800,014	100,014
Shares outstanding end of period	650,014	100,014
Percentage change in shares outstanding	(18.7)%	0.0%
Shares created	—	—
Shares redeemed	150,000	—
Per share NAV beginning of period	$16.59	$25.67
Per share NAV end of period	$16.55	$21.76
Percentage change in per share NAV	(0.2)%	(15.2)%
Percentage change in benchmark	0.2%	(7.8)%
Benchmark annualized volatility	11.2%	4.8%

During the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 800,014 outstanding Shares at June 30, 2015 to 650,014 outstanding Shares at September 30, 2015. The decrease of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from June 30, 2014 to September 30, 2014.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.2% for the three months ended September 30, 2015, as compared to Fund’s per Share NAV decrease of 15.2% for the three months ended September 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 24, 2015 at $17.88 per Share and reached its low for the period on July 20, 2015 at $15.65 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 1, 2014 at $25.61 per Share and reached its low for the period on September 30, 2014 at $21.76 per Share.

The benchmark’s rise of 0.2% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 7.8% for the three months ended September 30, 2014, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(26,696)	$(5,529)
Management fee	27,210	5,760
Net realized gain (loss)	68,787	(172,545)
Change in net unrealized appreciation/depreciation	(9,339)	(212,558)
Net income (loss)	$32,752	$(390,632)

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2015.

ProShares Ultra Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
NAV beginning of period	$5,348,899	$1,997,051
NAV end of period	$5,534,391	$1,697,164
Percentage change in NAV	3.5%	(15.0)%
Shares outstanding beginning of period	99,974	25,004
Shares outstanding end of period	99,974	25,004
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$53.50	$79.87
Per share NAV end of period	$55.36	$67.88
Percentage change in per share NAV	3.5%	(15.0)%
Percentage change in benchmark	2.0%	(7.6)%
Benchmark annualized volatility	9.8%	5.1%

During the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2015 to September 30, 2015. By comparison, during the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2014 to September 30, 2014.

For the three months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.5% for the three months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 15.0% for the three months ended September 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 24, 2015 at $56.82 per Share and reached its low for the period on August 11, 2015 at $51.11 per Share. By comparison, during the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 17, 2014 at $79.96 per Share and reached its low for the period on September 30, 2014 at $67.88 per Share.

The benchmark’s rise of 2.0% for the three months ended September 30, 2015, as compared to the benchmark’s decline of 7.6% for the three months ended September 30, 2014, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net investment income (loss)	$(11,745)	$(4,379)
Management fee	12,814	4,546
Net realized gain (loss)	344,294	(86,445)
Change in net unrealized appreciation/depreciation	(147,057)	(209,063)
Net income (loss)	$185,492	$(299,887)

The Fund’s net income increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Yen.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

ProShares Managed Futures Strategy

Since the Fund commenced investment operations on October 1, 2014, comparisons of the Fund’s results of operations for the nine months ended September 30, 2014 have not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
NAV beginning of period	$6,340,845
NAV end of period	$9,263,423
Percentage change in NAV	46.1%
Shares outstanding beginning of period	300,010
Shares outstanding end of period	450,010
Percentage change in shares outstanding	50.0%
Shares created	400,000
Shares redeemed	250,000

Nine Months Ended September 30, 2015
Per share NAV beginning of period	$21.14
Per share NAV end of period	$20.58
Percentage change in per share NAV	(2.6)%
Percentage change in benchmark	(2.1)%
Benchmark annualized volatility	5.5%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 300,010 outstanding Shares at December 31, 2014 to 450,010 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P Strategic Futures Index.

For the nine months ended September 30, 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 29, 2015 at $21.88 per Share and reached its low for the period on August 10, 2015 at $20.26 per Share.

The benchmark’s decline of 2.1% for the nine months ended September 30, 2015, can be attributed to a depreciation in value of the futures contracts that make up the S&P Strategic Futures Index during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Net investment income (loss)	$(53,388)
Brokerage commission	5,724
Offering costs	49,203
Limitation by Sponsor	(1,539)
Net realized gain (loss)	(262,050)
Change in net unrealized appreciation/depreciation	(1,145)
Net income (loss)	$(316,583)

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$111,459,325	$270,398,554
NAV end of period	$110,946,378	$140,018,132
Percentage change in NAV	(0.5)%	(48.2)%
Shares outstanding beginning of period	5,324,812	9,474,812
Shares outstanding end of period	6,424,812	6,724,812
Percentage change in shares outstanding	20.7%	(29.0)%
Shares created	10,550,000	7,350,000
Shares redeemed	9,450,000	10,100,000
Per share NAV beginning of period	$20.93	$28.54
Per share NAV end of period	$17.27	$20.82
Percentage change in per share NAV	(17.5)%	(27.0)%
Percentage change in benchmark	(17.1)%	(26.2)%
Benchmark annualized volatility	76.6%	50.6%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,324,812 outstanding Shares at December 31, 2014 to 6,424,812 outstanding Shares at September 30, 2015. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,474,812 outstanding Shares at December 31, 2013 to 6,724,812 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.5% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 27.0% for the nine months ended September 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $24.15 per Share and reached its low for the period on August 10, 2015 at $10.35 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $36.25 per Share and reached its low for the period on September 18, 2014 at $18.06 per Share.

The benchmark’s decline of 17.1% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 26.2% for the nine months ended September 30, 2014, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(924,620)	$(833,205)
Management fee	839,732	849,283
Brokerage commission	115,986	24,499
Net realized gain (loss)	3,414,162	(28,423,976)
Change in net unrealized appreciation/depreciation	(5,106,633)	29,074,883
Net income (loss)	$(2,617,091)	$(182,298)

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2015.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$21,459,575	$51,134,323
NAV end of period	$31,111,315	$45,613,786
Percentage change in NAV	45.0%	(10.8)%
Shares outstanding beginning of period	337,404	662,501
Shares outstanding end of period	487,404	712,501
Percentage change in shares outstanding	44.5%	7.5%
Shares created	300,000	581,250
Shares redeemed	150,000	531,250

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Per share NAV beginning of period	$63.60	$77.18
Per share NAV end of period	$63.83	$64.02
Percentage change in per share NAV	0.4%	(17.1)%
Percentage change in benchmark	1.2%	(16.3)%
Benchmark annualized volatility	36.0%	22.8%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 337,404 outstanding Shares at December 31, 2014 to 487,404 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 662,501 outstanding Shares at December 31, 2013 to 712,501 outstanding Shares at September 30, 2014.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.4% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 17.1% for the nine months ended September 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 1, 2015 at $69.30 per Share and reached its low for the period on August 10, 2015 at $49.68 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $85.56 per Share and reached its low for the period on August 19, 2014 at $58.76 per Share.

The benchmark’s rise of 1.2% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 16.3% for the nine months ended September 30, 2014, can be attributed to a rise in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(180,854)	$(299,431)
Management fee	173,165	310,124
Brokerage commission	13,649	2,966
Net realized gain (loss)	(2,290,055)	(16,098,628)
Change in net unrealized appreciation/depreciation	3,198,975	7,398,323
Net income (loss)	$728,066	$(8,999,736)

The Fund’s net income increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a rise in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2015.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$506,556,124	$141,751,202
NAV end of period	$629,787,391	$310,478,773
Percentage change in NAV	24.3%	119.0%
Shares outstanding beginning of period	8,250,040	2,100,040
Shares outstanding end of period	13,350,040	4,150,040
Percentage change in shares outstanding	61.8%	97.6%
Shares created	18,700,000	8,400,000
Shares redeemed	13,600,000	6,350,000
Per share NAV beginning of period	$61.40	$67.50
Per share NAV end of period	$47.17	$74.81
Percentage change in per share NAV	(23.2)%	10.8%
Percentage change in benchmark	(17.1)%	(26.2)%
Benchmark annualized volatility	76.6%	50.6%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 8,250,040 outstanding Shares at December 31, 2014 to 13,350,040 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 2,100,040 outstanding Shares at December 31, 2013 to 4,150,040 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.2% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 10.8% for the nine months ended September 30, 2014, was primarily due to a depreciation in the value of the assets of the fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on June 23, 2015 at $97.71 per Share and reached its low for the period on September 1, 2015 at $43.58 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 3, 2014 at $92.60 per Share and reached its low for the period on February 5, 2014 at $50.78 per Share.

The benchmark’s decline of 17.1% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 26.2% for the nine months ended September 30, 2014, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX Futures curve during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(3,707,872)	$(2,500,310)
Management fee	2,522,692	1,610,858
Brokerage commission	1,263,889	949,948
Net realized gain (loss)	35,802,720	94,432,504
Change in net unrealized appreciation/depreciation	(45,477,591)	(33,171,890)
Net income (loss)	$(13,382,743)	$58,760,304

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2015.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$351,789,953	$226,233,584
NAV end of period	$334,883,798	$258,077,177
Percentage change in NAV	(4.8)%	14.1%
Shares outstanding beginning of period	2,804,020	674,478
Shares outstanding end of period	5,852,448	1,734,020
Percentage change in shares outstanding	108.7%	157.1%
Shares created	44,780,000	5,205,000
Shares redeemed	41,731,572	4,145,458
Per share NAV beginning of period	$125.46	$335.42
Per share NAV end of period	$57.22	$148.83
Percentage change in per share NAV	(54.4)%	(55.6)%
Percentage change in benchmark	(17.1)%	(26.2)%
Benchmark annualized volatility	76.6%	50.6%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,804,020 outstanding Shares at December 31, 2014 to 5,852,448 outstanding Shares at September 30, 2015. By comparison, during the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 674,478 outstanding Shares at December 31, 2013 to 1,734,020 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 54.4% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 55.6% for the nine months ended September 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $164.28 per Share and reached its low for the period on August 10, 2015 at $24.46 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $522.60 per Share and reached its low for the period on September 18, 2014 at $113.65 per Share.

The benchmark’s decline of 17.1% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 26.2% for the nine months ended September 30, 2014, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(5,497,266)	$(3,811,314)
Management fee	3,205,706	2,064,694
Brokerage commission	2,378,733	1,802,162
Net realized gain (loss)	(291,204,571)	(255,418,727)
Change in net unrealized appreciation/depreciation	(14,730,937)	72,652,146
Net income (loss)	$(311,432,774)	$(186,577,895)

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$5,264,706	$3,797,427
NAV end of period	$6,936,148	$4,149,184
Percentage change in NAV	31.7%	9.3%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$87.75	$63.29
Per share NAV end of period	$115.61	$69.16
Percentage change in per share NAV	31.7%	9.3%
Percentage change in benchmark	(15.8)%	(5.6)%
Benchmark annualized volatility	16.1%	8.4%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to September 30, 2015. By comparison, during the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to September 30, 2014.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 31.7% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 9.3% for the nine months ended September 30, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 26, 2015 at $124.46 per Share and reached its low for the period on May 14, 2015 at $83.15 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 23, 2014 at $69.36 per Share and reached its low for the period on April 29, 2014 at $51.38 per Share.

The benchmark’s decline of 15.8% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 5.6% for the nine months ended September 30, 2014, can be attributed to greater depreciation of the underlying components of the index during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(39,645)	$(23,790)
Management fee	41,048	24,737
Net realized gain (loss)	2,068,214	(3,519)
Change in net unrealized appreciation/depreciation	(357,127)	379,066
Net income (loss)	$1,671,442	$351,757

The Fund’s net income increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a greater decline in the Fund’s benchmark index during the nine months ended September 30, 2015.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$169,210,110	$256,060,149
NAV end of period	$141,774,453	$196,140,063
Percentage change in NAV	(16.2)%	(23.4)%
Shares outstanding beginning of period	2,169,944	8,069,944
Shares outstanding end of period	1,619,944	6,369,944
Percentage change in shares outstanding	(25.3)%	(21.1)%
Shares created	10,200,000	14,850,000
Shares redeemed	10,750,000	16,550,000
Per share NAV beginning of period	$77.98	$31.73
Per share NAV end of period	$87.52	$30.79
Percentage change in per share NAV	12.2%	(3.0)%
Percentage change in benchmark	(27.3)%	(1.8)%
Benchmark annualized volatility	47.8%	16.0%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 2,169,944 outstanding Shares at December 31, 2014 to 1,619,944 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 8,069,944 outstanding Shares at December 31, 2013 to 6,369,944 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.2% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 3.0% for the nine months ended September 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 24, 2015 at $134.50 per Share and reached its low for the period on June 10, 2015 at $52.91 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $36.34 per Share and reached its low for the period on June 20, 2014 at $24.07 per Share.

The benchmark’s decline of 27.3% for the nine months ended September 30, 2015, as compared to the decline of 1.8% for the nine months ended September 30, 2014, can be attributed to a greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(1,823,433)	$(2,067,933)
Management fee	1,681,411	2,113,748
Brokerage commission	187,715	55,085
Net realized gain (loss)	47,579,514	(1,278,263)
Change in net unrealized appreciation/depreciation	(45,637,289)	11,391,293
Net income (loss)	$118,792	$8,045,097

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a greater decrease in the price of WTI Crude Oil in conjunction with changes in shares outstanding during the nine months ended September 30, 2015.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$14,688,564	$22,734,767
NAV end of period	$12,137,105	$19,683,020
Percentage change in NAV	(17.4)%	(13.4)%
Shares outstanding beginning of period	174,952	324,952
Shares outstanding end of period	124,952	424,952
Percentage change in shares outstanding	(28.6)%	30.8%
Shares created	400,000	2,400,000
Shares redeemed	450,000	2,300,000
Per share NAV beginning of period	$83.96	$69.96
Per share NAV end of period	$97.13	$46.32
Percentage change in per share NAV	15.7%	(33.8)%
Percentage change in benchmark	(23.0)%	2.6%
Benchmark annualized volatility	40.2%	39.3%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 174,952 outstanding Shares at December 31, 2014 to 124,952 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 324,952 outstanding Shares at December 31, 2013 to 424,952 outstanding Shares at September 30, 2014.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.7% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 33.8% for the nine months ended September 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on April 27, 2015 at $97.17 per Share and reached its low for the period on January 14, 2015 at $64.60 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $76.82 per Share and reached its low for the period on June 12, 2014 at $35.78 per Share.

The benchmark’s decline of 23.0% for the nine months ended September 30, 2015, as compared to the benchmark’s rise of 2.6% for the nine months ended September 30, 2014, can be attributed to a decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(126,959)	$(413,886)
Management fee	83,818	352,678
Brokerage commission	45,601	76,540
Net realized gain (loss)	6,412,870	2,737,682
Change in net unrealized appreciation/depreciation	(1,526,777)	(2,912,004)
Net income (loss)	$4,759,134	$(588,208)

The Fund’s net income increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2015.

ProShares UltraShort Gold†

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$81,861,762	$139,436,456
NAV end of period	$74,568,380	$82,095,909
Percentage change in NAV	(8.9)%	(41.1)%
Shares outstanding beginning of period	846,978	1,346,978
Shares outstanding end of period	696,978	846,978
Percentage change in shares outstanding	(17.7)%	(37.1)%
Shares created	100,000	450,000
Shares redeemed	250,000	950,000
Per share NAV beginning of period	$96.65	$103.52
Per share NAV end of period	$106.99	$96.93
Percentage change in per share NAV	10.7%	(6.4)%
Percentage change in benchmark	(7.6)%	1.0%
Benchmark annualized volatility	14.3%	12.4%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 696,978 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 846,978 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.7% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 6.4% for the nine months ended September 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 24, 2015 at $115.60 per Share and reached its low for the period on January 22, 2015 at $83.07 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 8, 2014 at $100.49 per Share and reached its low for the period on March 14, 2014 at $77.10 per Share.

The benchmark’s decline of 7.6% for the nine months ended September 30, 2015, as compared to the benchmark’s rise of 1.0% for the nine months ended September 30, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(534,850)	$(654,933)
Management fee	557,050	689,861
Brokerage commission	33	32
Net realized gain (loss)	7,024,594	(12,647,502)
Change in net unrealized appreciation/depreciation	2,668,359	(25,284)
Net income (loss)	$9,158,103	$(13,327,719)

The Fund’s net income increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$53,007,867	$112,989,686
NAV end of period	$55,044,902	$59,820,800
Percentage change in NAV	3.8%	(47.1)%
Shares outstanding beginning of period	458,489	1,258,489
Shares outstanding end of period	458,489	558,489
Percentage change in shares outstanding	0.0%	(55.6)%
Shares created	550,000	800,000
Shares redeemed	550,000	1,500,000
Per share NAV beginning of period	$115.61	$89.78
Per share NAV end of period	$120.06	$107.11
Percentage change in per share NAV	3.8%	19.3%
Percentage change in benchmark	(8.3)%	(12.3)%
Benchmark annualized volatility	24.3%	19.5%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to September 30, 2015. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 1,258,489 outstanding Shares at December 31, 2013 to 558,489 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.8% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 19.3% for the nine months ended September 30, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 27, 2015 at $127.97 per Share and reached its low for the period on January 23, 2015 at $86.79 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $107.11 per Share and reached its low for the period on February 24, 2014 at $68.80 per Share.

The benchmark’s decline of 8.3% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 12.3% for the nine months ended September 30, 2014, can be attributed to a lesser decrease in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(378,164)	$(453,626)
Management fee	391,994	479,955
Brokerage commission	33	33
Net realized gain (loss)	7,379,053	(1,278,772)
Change in net unrealized appreciation/depreciation	(1,107,105)	14,577,833
Net income (loss)	$5,893,784	$12,845,435

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decrease in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2015.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$14,021,804	$8,896,842
NAV end of period	$34,211,934	$17,336,789
Percentage change in NAV	144.0%	94.9%
Shares outstanding beginning of period	350,005	250,005
Shares outstanding end of period	800,005	450,005
Percentage change in shares outstanding	128.6%	80.0%
Shares created	550,000	250,000
Shares redeemed	100,000	50,000
Per share NAV beginning of period	$40.06	$35.59

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Per share NAV end of period	$42.76	$38.53
Percentage change in per share NAV	6.7%	8.3%
Percentage change in benchmark	(7.7)%	(8.2)%
Benchmark annualized volatility	12.5%	5.0%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding Shares at December 31, 2014 to 800,005 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 250,005 outstanding Shares at December 31, 2013 to 450,005 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.7% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 8.3% for the nine months ended September 30, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $46.07 per Share and reached its low for the period on January 2, 2015 at $40.37 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $38.53 per Share and reached its low for the period on May 6, 2014 at $35.07 per Share.

The benchmark’s decline of 7.7% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 8.2% for the nine months ended September 30, 2014, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(131,854)	$(81,283)
Management fee	132,555	83,705
Brokerage commission	2,951	1,262
Net realized gain (loss)	1,196,111	926,106
Change in net unrealized appreciation/depreciation	(224,430)	463,426
Net income (loss)	$839,827	$1,308,249

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2015.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$23,120,790	$27,983,279
NAV end of period	$22,583,663	$20,645,274
Percentage change in NAV	(2.3)%	(26.2)%
Shares outstanding beginning of period	450,005	600,005
Shares outstanding end of period	350,005	450,005
Percentage change in shares outstanding	(22.2)%	(25.0)%
Shares created	50,000	—
Shares redeemed	150,000	150,000
Per share NAV beginning of period	$51.38	$46.64
Per share NAV end of period	$64.52	$45.88
Percentage change in per share NAV	25.6%	(1.6)%
Percentage change in benchmark	(14.0)%	(2.0)%
Benchmark annualized volatility	12.3%	7.7%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,005 outstanding Shares at December 31, 2013 to 450,005 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.6% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 1.6% for the nine months ended September 30, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 4, 2015 at $66.75 per Share and reached its low for the period on May 13, 2015 at $50.07 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 24, 2014 at $48.83 per Share and reached its low for the period on July 1, 2014 at $39.67 per Share.

The benchmark’s decline of 14.0% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 2.0% for the nine months ended September 30, 2014, can be attributed to a greater decline in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(158,141)	$(159,320)
Management fee	149,028	157,466
Brokerage commission	12,027	9,220
Net realized gain (loss)	5,931,063	(1,375,251)
Change in net unrealized appreciation/depreciation	(693,541)	966,993
Net income (loss)	$5,079,381	$(567,578)

The Fund’s net income increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a greater decline in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2015.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$517,191,349	$418,001,115
NAV end of period	$547,279,138	$472,408,248
Percentage change in NAV	5.8%	13.0%
Shares outstanding beginning of period	23,950,014	24,500,014
Shares outstanding end of period	22,450,014	23,650,014
Percentage change in shares outstanding	(6.3)%	(3.5)%
Shares created	11,900,000	2,550,000
Shares redeemed	13,400,000	3,400,000
Per share NAV beginning of period	$21.59	$17.06
Per share NAV end of period	$24.38	$19.97
Percentage change in per share NAV	12.9%	17.1%
Percentage change in benchmark	(7.7)%	(8.2)%
Benchmark annualized volatility	12.5%	5.0%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 23,950,014 outstanding Shares at December 31, 2014 to 22,450,014 outstanding Shares at September 30, 2015. By comparison, during the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 24,500,014 outstanding Shares at December 31, 2013 to 23,650,014 outstanding Shares at September 30, 2014.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.9% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 17.1% for the nine months ended September 30, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $28.50 per Share and reached its low for the period on January 2, 2015 at $21.94 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $19.97 per Share and reached its low for the period on May 6, 2014 at $16.52 per Share.

The benchmark’s decline of 7.7% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 8.2% for the nine months ended September 30, 2014, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(3,837,538)	$(2,919,876)
Management fee	4,000,943	3,090,163
Net realized gain (loss)	69,786,875	25,749,214
Change in net unrealized appreciation/depreciation	(11,431,990)	51,047,636
Net income (loss)	$54,517,347	$73,876,974

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decline in the value of the euro versus the U.S. dollar for the nine months ended September 30, 2015.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$531,471,873	$588,121,516
NAV end of period	$302,929,598	$435,500,662
Percentage change in NAV	(43.0)%	(26.0)%
Shares outstanding beginning of period	5,949,294	8,299,294
Shares outstanding end of period	3,449,294	5,749,294
Percentage change in shares outstanding	(42.0)%	(30.7)%
Shares created	1,350,000	1,350,000
Shares redeemed	3,850,000	3,900,000
Per share NAV beginning of period	$89.33	$70.86
Per share NAV end of period	$87.82	$75.75
Percentage change in per share NAV	(1.7)%	6.9%
Percentage change in benchmark	(0.2)%	(4.0)%
Benchmark annualized volatility	8.7%	6.3%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 3,449,294 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,749,294 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.7% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV increase of 6.9% for the nine months ended September 30, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on June 5, 2015 at $97.30 per Share and reached its low for the period on January 15, 2015 at $84.11 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $75.75 per Share and reached its low for the period on July 17, 2014 at $64.75 per Share.

The benchmark’s decline of 0.2% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 4.0% for the nine months ended September 30, 2014, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(2,955,236)	$(2,636,773)
Management fee	3,069,183	2,800,653
Net realized gain (loss)	(6,896,574)	15,965,501
Change in net unrealized appreciation/depreciation	686,993	5,712,611
Net income (loss)	$(9,164,817)	$19,041,339

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar in conjunction with share transactions during the nine months ended September 30, 2015.

ProShares Ultra Bloomberg Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$2,606,920	$2,915,034
NAV end of period	$3,582,769	$3,405,894
Percentage change in NAV	37.4%	16.8%
Shares outstanding beginning of period	50,004	37,504
Shares outstanding end of period	99,965	50,004
Percentage change in shares outstanding	99.9%	33.3%
Shares created	75,000	12,500
Shares redeemed	25,039	—
Per share NAV beginning of period	$52.13	$77.73
Per share NAV end of period	$35.84	$68.11
Percentage change in per share NAV	(31.2)%	(12.4)%
Percentage change in benchmark	(15.8)%	(5.6)%
Benchmark annualized volatility	16.1%	8.4%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 50,004 outstanding Shares at December 31, 2014 to 99,965 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2013 to 50,004 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.2% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 12.4% for the nine months ended September 30, 2014, was due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on May 14, 2015 at $52.57 per Share and reached its low for the period on August 26, 2015 at $33.85 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on April 29, 2014 at $93.80 per Share and reached its low for the period on September 23, 2014 at $68.04 per Share.

The benchmark’s decline of 15.8% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 5.6% for the nine months ended September 30, 2014, can be attributed to a greater depreciation of the underlying components of the index during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(16,359)	$(23,639)
Management fee	16,884	24,709
Net realized gain (loss)	(1,033,389)	(274,820)
Change in net unrealized appreciation/depreciation	271,020	(345,597)
Net income (loss)	$(778,728)	$(644,056)

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a greater decline in the Fund’s benchmark index during the nine months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Commodity.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$450,562,988	$142,773,429
NAV end of period	$787,261,737	$179,175,918
Percentage change in NAV	74.7%	25.5%
Shares outstanding beginning of period	8,879,834	889,834
Shares outstanding end of period	35,227,867	1,189,834
Percentage change in shares outstanding	296.7%	33.7%
Shares created	54,530,000	2,080,000
Shares redeemed	28,181,967	1,780,000
Per share NAV beginning of period	$50.74	$160.45
Per share NAV end of period	$22.35	$150.59
Percentage change in per share NAV	(56.0)%	(6.1)%
Percentage change in benchmark	(27.3)%	(1.8)%
Benchmark annualized volatility	47.8%	16.0%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 8,879,834 outstanding Shares at December 31, 2014 to 35,227,867 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 889,834 outstanding Shares at December 31, 2013 to 1,189,834 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 56.0% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 6.1% for the nine months ended September 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on May 6, 2015 at $50.96 per Share and reached its low for the period on August 24, 2015 at $17.38 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on June 20, 2014 at $200.70 per Share and reached its low for the period on January 9, 2014 at $139.25 per Share.

The benchmark’s decline of 27.3% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 1.8% for the nine months ended September 30, 2014, can be attributed to a greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(6,489,539)	$(887,576)
Management fee	6,257,893	908,339
Brokerage commission	449,106	24,160
Net realized gain (loss)	(497,221,597)	14,607,512
Change in net unrealized appreciation/depreciation	73,444,143	(9,838,947)
Net income (loss)	$(430,266,993)	$3,880,989

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$70,433,207	$62,915,779
NAV end of period	$52,582,988	$69,524,710
Percentage change in NAV	(25.3)%	10.5%
Shares outstanding beginning of period	1,142,485	404,985
Shares outstanding end of period	1,642,170	479,985
Percentage change in shares outstanding	43.7%	18.5%
Shares created	1,687,500	512,500
Shares redeemed	1,187,815	437,500
Per share NAV beginning of period	$61.65	$155.35
Per share NAV end of period	$32.02	$144.85
Percentage change in per share NAV	(48.1)%	(6.8)%
Percentage change in benchmark	(23.0)%	2.6%
Benchmark annualized volatility	40.2%	39.3%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,142,485 outstanding Shares at December 31, 2014 to 1,642,170 outstanding Shares at September 30, 2015. By comparison, during the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 404,985 outstanding Shares at December 31, 2013 to 479,985 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 48.1% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 6.8% for the nine months ended September 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 14, 2015 at $74.33 per Share and reached its low for the period on September 30, 2015 at $32.02 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 29, 2014 at $255.12 per Share and reached its low for the period on September 5, 2014 at $127.08 per Share.

The benchmark’s decline of 23.0% for the nine months ended September 30, 2015, as compared to the benchmark’s rise of 2.6% for the nine months ended September 30, 2014, can be attributed to a decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(620,187)	$(297,487)
Management fee	479,185	264,587
Brokerage commission	156,022	44,280
Net realized gain (loss)	(58,399,470)	9,882,248
Change in net unrealized appreciation/depreciation	21,001,958	8,010,121
Net income (loss)	$(38,017,699)	$17,594,882

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Gold†

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
NAV beginning of period	$102,003,345		$132,017,405
NAV end of period	$81,225,498		$113,006,432
Percentage change in NAV	(20.4)%		(14.4)%
Shares outstanding beginning of period	2,550,014		3,200,014
Shares outstanding end of period	2,450,014		2,750,014
Percentage change in shares outstanding	(3.9)%		(14.1)%
Shares created	100,000		250,000
Shares redeemed	200,000		700,000
Per share NAV beginning of period	$40.00		$41.26
Per share NAV end of period	$33.15		$41.09
Percentage change in per share NAV	(17.1)%		(0.4)%
Percentage change in benchmark	(7.6	) %	1.0%
Benchmark annualized volatility	14.3%		12.4%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,450,014 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,750,014 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.1% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 0.4% for the nine months ended September 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 22, 2015 at $46.03 per Share and reached its low for the period on July 24, 2015 at $31.44 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on March 14, 2014 at $54.16 per Share and reached its low for the period on September 22, 2014 at $40.91 per Share.

The benchmark’s decline of 7.6% for the nine months ended September 30, 2015, as compared to the benchmark’s rise of 1.0% for the nine months ended September 30, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(630,215)	$(908,315)
Management fee	657,667	953,309
Brokerage commission	33	32
Net realized gain (loss)	(12,230,086)	3,321,383
Change in net unrealized appreciation/depreciation	(3,349,294)	(1,312,308)
Net income (loss)	$(16,209,595)	$1,100,760

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
NAV beginning of period	$291,169,743		$465,479,519
NAV end of period	$245,181,213		$357,175,403
Percentage change in NAV	(15.8)%		(23.3)%
Shares outstanding beginning of period	7,396,533		7,350,007
Shares outstanding end of period	7,896,533		7,696,533
Percentage change in shares outstanding	6.8%		4.7%
Shares created	2,000,000		2,087,500
Shares redeemed	1,500,000		1,740,974
Per share NAV beginning of period	$39.37		$63.33
Per share NAV end of period	$31.05		$46.41
Percentage change in per share NAV	(21.1)%		(26.7)%
Percentage change in benchmark	(8.3	) %	(12.3)%
Benchmark annualized volatility	24.3%		19.5%

During the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,896,533 outstanding Shares at September 30, 2015. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,350,007 outstanding Shares at December 31, 2013 to 7,696,533 outstanding Shares at September 30, 2014.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.1% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 26.7% for the nine months ended September 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 23, 2015 at $50.86 per Share and reached its low for the period on August 27, 2015 at $29.64 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 24, 2014 at $80.11 per Share and reached its low for the period on September 30, 2014 at $46.41 per Share.

The benchmark’s decline of 8.3% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 12.3% for the nine months ended September 30, 2014, can be attributed to a lesser decrease in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(1,975,441)	$(3,195,942)
Management fee	2,085,125	3,351,080
Brokerage commission	42	35
Net realized gain (loss)	(72,523,674)	(22,790,907)
Change in net unrealized appreciation/depreciation	12,283,450	(89,127,152)
Net income (loss)	$(62,215,665)	$(115,114,001)

The Fund’s net income increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decrease in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2015.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$2,981,441	$2,603,827
NAV end of period	$10,754,497	$2,176,269
Percentage change in NAV	260.7%	(16.4)%

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Shares outstanding beginning of period	150,014	100,014
Shares outstanding end of period	650,014	100,014
Percentage change in shares outstanding	333.3%	0.0%
Shares created	800,000	—
Shares redeemed	300,000	—
Per share NAV beginning of period	$19.87	$26.03
Per share NAV end of period	$16.55	$21.76
Percentage change in per share NAV	(16.7)%	(16.4)%
Percentage change in benchmark	(7.7)%	(8.2)%
Benchmark annualized volatility	12.5%	5.0%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 650,014 outstanding Shares at September 30, 2015. The increase of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2013 to September 30, 2014.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.7% for the nine months ended September 30, 2015, as compared to Fund’s per Share NAV decrease of 16.4% for the nine months ended September 30, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $19.55 per Share and reached its low for the period on March 13, 2015 at $14.80 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on March 18, 2014 at $26.63 per Share and reached its low for the period on September 30, 2014 at $21.76 per Share.

The benchmark’s decline of 7.7% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 8.2% for the nine months ended September 30, 2014, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(76,611)	$(16,972)
Management fee	78,687	17,908
Net realized gain (loss)	(559,454)	(127,660)
Change in net unrealized appreciation/depreciation	(39,308)	(282,926)
Net income (loss)	$(675,373)	$(427,558)

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2015.

ProShares Ultra Yen*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
NAV beginning of period	$2,118,028	$2,795,026
NAV end of period	$5,534,391	$1,697,164
Percentage change in NAV	161.3%	(39.3)%
Shares outstanding beginning of period	37,504	37,504
Shares outstanding end of period	99,974	25,004
Percentage change in shares outstanding	166.6%	(33.3)%
Shares created	75,000	—
Shares redeemed	12,530	12,500
Per share NAV beginning of period	$56.47	$74.53
Per share NAV end of period	$55.36	$67.88
Percentage change in per share NAV	(2.0)%	(8.9)%
Percentage change in benchmark	(0.2)%	(4.0)%
Benchmark annualized volatility	8.7%	6.3%

During the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2014 to 99,974 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 37,504 outstanding Shares at December 31, 2013 to 25,004 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.0% for the nine months ended September 30, 2015, as compared to the Fund’s per Share NAV decrease of 8.9% for the nine months ended September 30, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $59.83 per Share and reached its low for the period on June 5, 2015 at $50.86 per Share. By comparison, during the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 3, 2014 at $80.84 per Share and reached its low for the period on September 30, 2014 at $67.88 per Share.

The benchmark’s decline of 0.2% for the nine months ended September 30, 2015, as compared to the benchmark’s decline of 4.0% for the nine months ended September 30, 2014, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income (loss)	$(33,316)	$(16,867)
Management fee	35,135	17,855
Net realized gain (loss)	(174,875)	(107,963)
Change in net unrealized appreciation/depreciation	28,220	2,618
Net income (loss)	$(179,971)	$(122,212)

The Fund’s net income decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Yen.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Since the ProShares Managed Futures Strategy commenced investment operations on October 1, 2014, comparisons of positions in certain Financial Instruments held by ProShares Managed Futures Strategy as of September 30, 2014 have not been provided.

Commodity Price Sensitivity and Exchange Rate Sensitivity

The Managed Futures Fund is exposed to commodity price risk through its holdings of commodity futures contracts and exchange rate risk through its holdings of currency and U.S. Treasury futures contracts. The following table provides information about the Managed Futures Fund’s Financial Instruments, which were sensitive to both commodity price and exchange rate risk. As of September 30, 2015, the Managed Futures Fund’s positions were as follows:

ProShares Managed Futures Strategy:

As of September 30, 2015, the Managed Futures Fund was exposed to commodity price and exchange rate risk through its holdings of Financial Instruments linked to the S&P Strategic Futures Index. The following table provides information about the Fund’s commodity and currency futures contracts as of September 30, 2015, which were sensitive to commodity price risk and exchange rate price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Long	December 2015	3	$1.12	125,000	$419,213
Japanese Yen Fx Currency Futures (CME)	Long	December 2015	6	83.43	1,250	625,725
US 10 YR Note Futures (CBT)	Long	December 2015	11	128.73	1,000	1,416,078
US Treasury Long Bond Futures (CBT)	Long	December 2015	6	157.34	1,000	944,063
Natural Gas Futures (NYMEX)	Short	November 2015	7	2.52	10,000	176,680
NY Harbor ULSD Futures (NYMEX)	Short	November 2015	2	1.54	42,000	129,142
RBOB Gasoline Futures (NYMEX)	Short	November 2015	2	1.37	42,000	114,803
Soybean Futures (CBT)	Short	November 2015	6	8.92	5,000	267,600
WTI Crude Oil Futures (NYMEX)	Short	November 2015	2	45.09	1,000	90,180
Australian Dollar Fx Currency Futures (CME)	Short	December 2015	5	69.88	1,000	349,400
British Pound Fx Currency Futures (CME)	Short	December 2015	6	151.13	625	566,738
Canadian Dollar Fx Currency Futures (CME)	Short	December 2015	6	74.88	1,000	449,280
Cocoa Futures (ICE)	Short	December 2015	14	3,114.00	10	435,960
Coffee ‘C’ Futures (ICE)	Short	December 2015	4	1.21	37,500	182,025
Copper Futures (COMEX)	Short	December 2015	5	2.34	25,000	292,625
Corn Futures (CBT)	Short	December 2015	13	3.88	5,000	252,037
Cotton No. 2 Futures (ICE)	Short	December 2015	10	0.60	50,000	302,200
Gold 100 OZ Futures (COMEX)	Short	December 2015	2	1,115.20	100	223,040
Gold Mini Futures (ICE)	Short	December 2015	2	1,115.20	32.15	71,707
Lean Hogs Futures (CME)	Short	December 2015	14	0.68	40,000	373,660
Live Cattle Futures (CME)	Short	December 2015	8	1.31	40,000	418,960
Silver Futures (COMEX)	Short	December 2015	2	14.52	5,000	145,180
Swiss Franc Fx Currency Futures (CME)	Short	December 2015	2	102.82	1,250	257,050
Wheat Futures (CBT)	Short	December 2015	10	5.13	5,000	256,375
Sugar #11 Futures (CBT)	Short	March 2016	18	0.13	112,000	259,661

The September 30, 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current applicable commodity or exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of September 30, 2015 and 2014, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of September 30, 2015 and 2014, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2015	2,745	$23.03	1,000	$63,203,625
VIX Futures (CBOE)	Long	November 2015	2,144	22.13	1,000	47,436,000

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2014	5,102	$16.30	1,000	$83,162,600
VIX Futures (CBOE)	Long	November 2014	3,402	16.65	1,000	56,643,300

The September 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of September 30, 2015 and 2014, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2016	262	$21.98	1,000	$5,757,450
VIX Futures (CBOE)	Long	February 2016	468	22.18	1,000	10,377,900
VIX Futures (CBOE)	Long	March 2016	468	22.18	1,000	10,377,900
VIX Futures (CBOE)	Long	April 2016	205	22.43	1,000	4,597,125

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2015	506	$17.45	1,000	$8,829,700
VIX Futures (CBOE)	Long	February 2015	844	17.90	1,000	15,107,600
VIX Futures (CBOE)	Long	March 2015	844	18.25	1,000	15,403,000
VIX Futures (CBOE)	Long	April 2015	338	18.60	1,000	6,286,800

The September 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of September 30, 2015 and 2014, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2015	15,656	$23.03	1,000	$(360,479,400)
VIX Futures (CBOE)	Short	November 2015	12,319	22.13	1,000	(272,557,875)

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2014	11,352	$16.30	1,000	$(185,037,600)
VIX Futures (CBOE)	Short	November 2014	7,575	16.65	1,000	(126,123,750)

The September 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of September 30, 2015 and 2014, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of September 30, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2015	16,536	$23.03	1,000	$380,741,400
VIX Futures (CBOE)	Long	November 2015	12,983	22.13	1,000	287,248,875

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2014	18,828	$16.30	1,000	$306,896,400
VIX Futures (CBOE)	Long	November 2014	12,550	16.65	1,000	208,957,500

The September 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2015 and 2014, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of September 30, 2015 and 2014, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Swap Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$87.8214	$(5,121,176)
Bloomberg Commodity Index	Goldman Sachs International	Short	87.8214	(5,231,008)
Bloomberg Commodity Index	UBS AG	Short	87.8214	(3,530,230)

Swap Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$118.6922	$(3,142,104)
Bloomberg Commodity Index	Goldman Sachs International	Short	118.6922	(3,692,948)
Bloomberg Commodity Index	UBS AG	Short	118.6922	(1,467,635)

The September 30, 2015 and 2014 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K, for additional information regarding performance for periods longer than a single day.

Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of September 30, 2015 and 2014, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2015	2,842	$45.09	1,000	$(128,145,780)

Swap Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$103.4951	$(43,305,552)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	103.4951	(38,460,578)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	103.4951	(17,760,098)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	103.4951	(55,882,943)

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2014	1,835	$91.16	1,000	$(167,278,600)

Swap Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$240.0850	$(62,351,907)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	240.0850	(69,441,497)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	240.0850	(23,563,233)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	240.0850	(69,653,790)

The September 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2015 and 2014 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of September 30, 2015 and 2014, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2015	962	$2.52	10,000	$(24,280,880)

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2014	955	$4.12	10,000	$(39,355,550)

The September 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of September 30, 2015 and 2014, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2015	2	$1,115.20	100	$(223,040)

Forward Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,114.02	$(62,719,326)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,114.00	(36,759,772)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,113.99	(15,595,860)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,113.99	(33,809,597)

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2014	2	$1,211.60	100	$(242,320)

Forward Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,216.53	$(82,724,040)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,216.53	(32,843,877)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,216.53	(16,666,461)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,216.53	(31,690,607)

The September 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2015 and 2014 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2015 and 2014, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2015	2	$14.52	5,000	$(145,180)

Forward Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$14.6514	$(44,247,228)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	14.6510	(27,331,441)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	14.6510	(9,611,056)
0.999 Fine Troy Ounce Silver	UBS AG	Short	14.6510	(28,745,262)

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2014	1	$17.06	5,000	$(85,285)

Forward Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$17.1113	$(58,914,206)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	17.1110	(20,644,422)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	17.1110	(11,755,257)
0.999 Fine Troy Ounce Silver	UBS AG	Short	17.1111	(28,233,315)

The September 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2015 and 2014 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2015 and 2014, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of September 30, 2015 and 2014, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2015	244	$1.12	125,000	$(34,095,950)

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2014	110	$1.26	125,000	$(17,373,125)

The September 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of September 30, 2015 and 2014, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2015	645	$69.88	1,000	$(45,072,600)

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2014	473	$86.97	1,000	$(41,136,810)

The September 30, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of September 30, 2015 and 2014, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/15	52,575,200	1.1175	$58,758,406
Euro	UBS AG	Long	10/09/15	84,264,100	1.1175	94,174,139
Euro	Goldman Sachs International	Short	10/09/15	(527,357,625)	1.1175	(589,378,515)
Euro	UBS AG	Short	10/09/15	(589,820,600)	1.1175	(659,187,567)

Foreign Currency Forward Contracts as of September 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/03/14	50,953,400	1.2630	$64,354,521
Euro	UBS AG	Long	10/03/14	16,358,400	1.2630	20,660,780
Euro	Goldman Sachs International	Short	10/03/14	(407,363,625)	1.2630	(514,503,272)
Euro	UBS AG	Short	10/03/14	(408,335,300)	1.2630	(515,730,505)

The September 30, 2015 and 2014 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2015 and 2014, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/15	5,754,030,200	0.008337	$47,975,159
Yen	UBS AG	Long	10/09/15	5,101,523,700	0.008337	42,534,780
Yen	Goldman Sachs International	Short	10/09/15	(42,132,482,600)	0.008337	(351,286,398)
Yen	UBS AG	Short	10/09/15	(41,389,892,100)	0.008337	(345,094,929)

Foreign Currency Forward Contracts as of September 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/03/14	2,823,176,700	0.009118	$25,741,849
Yen	UBS AG	Long	10/03/14	2,754,478,000	0.009118	25,115,452
Yen	Goldman Sachs International	Short	10/03/14	(51,996,123,300)	0.009118	(474,102,939)
Yen	UBS AG	Short	10/03/14	(49,151,071,100)	0.009118	(448,161,628)

The September 30, 2015 and 2014 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2015 and 2014, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Commodity:

As of September 30, 2015 and 2014, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Swap Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$87.8214	$5,278,242
Bloomberg Commodity Index	Goldman Sachs International	Long	87.8214	1,530,959
Bloomberg Commodity Index	UBS AG	Long	87.8214	358,496

Swap Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$118.6922	$2,826,697
Bloomberg Commodity Index	Goldman Sachs International	Long	118.6922	3,040,456
Bloomberg Commodity Index	UBS AG	Long	118.6922	938,766

The September 30, 2015 and 2014 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2015 and 2014, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2015	11,512	$45.09	1,000	$519,076,080

Swap Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$103.4951	$299,072,212
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	103.4951	329,950,075
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	103.4951	118,711,010
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	103.4951	307,603,721

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2014	1,693	$91.16	1,000	$154,333,880

Swap Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$240.0850	$66,036,469
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	240.0850	52,389,330
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	240.0850	24,059,224
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	240.0850	61,519,125

The September 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2015 and 2014 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of September 30, 2015 and 2014, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2015	4,166	$2.52	10,000	$105,149,840

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2014	3,374	$4.12	10,000	$139,042,540

The September 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of September 30, 2015 and 2014, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2015	2	$1,115.20	100	$223,040

Forward Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,114.02	$81,323,460
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,114.00	29,654,680
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,113.99	17,155,446
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,113.99	34,088,094

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2014	2	$1,211.60	100	$242,320

Forward Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,216.53	$117,395,145
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,216.53	47,833,960
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,216.53	18,491,256
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,216.53	42,091,938

The September 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2015 and 2014 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2015 and 2014, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2015	2	$14.52	5,000	$145,180

Forward Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$14.6514	$185,003,228
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	14.6510	116,956,003
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	14.6510	58,369,584
0.999 Fine Troy Ounce Silver	UBS AG	Long	14.6510	129,837,162

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2014	2	$17.06	5,000	$170,570

Forward Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$17.1113	$369,963,417
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	17.1110	140,358,111
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	17.1110	79,189,708
0.999 Fine Troy Ounce Silver	UBS AG	Long	17.1111	124,654,364

The September 30, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2015 and 2014 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account.

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2015 and 2014, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of September 30, 2015 and 2014, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/15	11,569,925	1.1175	$12,930,628
Euro	UBS AG	Long	10/09/15	8,722,700	1.1175	9,748,550
Euro	Goldman Sachs International	Short	10/09/15	(412,400)	1.1175	(460,901)
Euro	UBS AG	Short	10/09/15	(640,900)	1.1175	(716,274)

Foreign Currency Forward Contracts as of September 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/03/14	621,725	1.2630	$785,243
Euro	UBS AG	Long	10/03/14	2,994,100	1.2630	3,781,570
Euro	Goldman Sachs International	Short	10/03/14	(72,700)	1.2630	(91,821)
Euro	UBS AG	Short	10/03/14	(97,300)	1.2630	(122,891)

The September 30, 2015 and 2014 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of September 30, 2015 and 2014, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/15	870,160,900	0.008337	$7,255,107
Yen	UBS AG	Long	10/09/15	486,769,100	0.008337	4,058,516
Yen	Goldman Sachs International	Short	10/09/15	(18,075,700)	0.008337	(150,709)
Yen	UBS AG	Short	10/09/15	(8,963,800)	0.008337	(74,737)

Foreign Currency Forward Contracts as of September 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/03/14	79,232,400	0.009118	$722,445
Yen	UBS AG	Long	10/03/14	312,531,500	0.009118	2,849,676
Yen	Goldman Sachs International	Short	10/03/14	(12,190,700)	0.009118	(111,155)
Yen	UBS AG	Short	10/03/14	(7,374,200)	0.009118	(67,238)

The September 30, 2015 and 2014 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2015, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015 and on the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)

The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional

Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1. No additional shares were registered. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. Thus, as of September 30, 2015, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-202724); and 2) a Form S-3 Registration Statement (No. 333-199641).

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

Title of Securities Registered	Amount Registered As of September 30, 2015	Shares Sold For the Three Months Ended September 30, 2015	Sale Price of Shares Sold For the Three Months Ended September 30, 2015
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$507,983,561	150,000	$3,080,176
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,068,623,063	1,875,000	$20,937,604
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$613,778,983	—	$—
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,589,767,641	14,150,000	$826,161,803
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$4,255,550,774	21,300,000	$838,745,150
ProShares UltraShort Bloomberg Commodity Common Units of Beneficial Interest	$172,839,931	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$2,114,776,247	1,050,000	$99,211,989
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$400,500,384	100,000	$7,060,999
ProShares UltraShort Gold Common Units of Beneficial Interest	$503,545,611	—	$—
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,059,037,461	50,000	$5,960,131
ProShares Short Euro Common Units of Beneficial Interest	$174,672,977	450,000	$19,144,661
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,888,450,946	—	$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$951,962,134	300,000	$28,570,612
ProShares Ultra Bloomberg Commodity Common Units of Beneficial Interest	$128,403,776	50,000	$1,787,264
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$3,838,773,188	17,850,000	$501,920,309
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$520,169,061	700,000	$27,259,407
ProShares Ultra Gold Common Units of Beneficial Interest	$683,270,223	50,000	$1,757,621
ProShares Ultra Silver Common Units of Beneficial Interest	$2,251,471,600	500,000	$16,861,806
ProShares Ultra Euro Common Units of Beneficial Interest	$126,652,323	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—
Total:	$27,161,727,301	58,575,000	$2,398,459,532

(b)	From July 1, 2015 to September 30, 2015, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Managed Futures Strategy
07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	150,000	$20.33
ProShares VIX Short-Term Futures ETF
07/01/15 to 07/30/15	1,450,000	$13.52
08/01/15 to 08/31/15	5,400,000	$16.58
09/01/15 to 09/30/15	1,150,000	$18.64
ProShares VIX Mid-Term Futures ETF
07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	—	$—
ProShares Short VIX Short-Term Futures ETF
07/01/15 to 07/30/15	2,250,000	$92.26
08/01/15 to 08/31/15	150,000	$90.38
09/01/15 to 09/30/15	800,000	$54.74
ProShares Ultra VIX Short-Term Futures ETF
07/01/15 to 07/30/15	8,550,000	$34.81
08/01/15 to 08/31/15	9,950,000	$40.07
09/01/15 to 09/30/15	6,650,000	$63.17
ProShares UltraShort Bloomberg Commodity
07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	—	$—
ProShares UltraShort Bloomberg Crude Oil
07/01/15 to 07/30/15	1,250,000	$72.59
08/01/15 to 08/31/15	800,000	$104.07
09/01/15 to 09/30/15	550,000	$89.28
ProShares UltraShort Bloomberg Natural Gas
07/01/15 to 07/30/15	150,000	$77.81
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	—	$—
ProShares UltraShort Gold
07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	50,000	$104.02
ProShares UltraShort Silver
07/01/15 to 07/30/15	100,000	$121.08
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	50,000	$120.73
ProShares Short Euro
07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	100,000	$42.13
ProShares UltraShort Australian Dollar
07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	—	$—
ProShares UltraShort Euro
07/01/15 to 07/30/15	1,500,000	$25.19
08/01/15 to 08/31/15	900,000	$23.92
09/01/15 to 09/30/15	600,000	$23.93
ProShares UltraShort Yen
07/01/15 to 07/30/15	150,000	$93.35
08/01/15 to 08/31/15	650,000	$88.59
09/01/15 to 09/30/15	450,000	$87.99
ProShares Ultra Bloomberg Commodity

07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	—	$—
ProShares Ultra Bloomberg Crude Oil
07/01/15 to 07/30/15	200,000	$35.65
08/01/15 to 08/31/15	2,950,000	$26.86
09/01/15 to 09/30/15	1,350,000	$24.50
ProShares Ultra Bloomberg Natural Gas
07/01/15 to 07/30/15	50,000	$41.12
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	400,000	$35.09
ProShares Ultra Gold
07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	—	$—
ProShares Ultra Silver
07/01/15 to 07/30/15	150,000	$31.71
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	300,000	$31.84
ProShares Ultra Euro
07/01/15 to 07/30/15	100,000	$16.57
08/01/15 to 08/31/15	50,000	$17.88
09/01/15 to 09/30/15	—	$—
ProShares Ultra Yen
07/01/15 to 07/30/15	—	$—
08/01/15 to 08/31/15	—	$—
09/01/15 to 09/30/15	—	$—

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

PROSHARES TRUST II /s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: November 9, 2015 /s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer
Date: November 9, 2015