Form 10-K
period 2015-12-31
ProShares Trust II
filed 2016-02-29
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34200

PROSHARES TRUST II

(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2015 and the number of outstanding units for each Fund as of February 18, 2016 are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2015		Number of Outstanding Units as of February 18, 2016
ProShares Managed Futures Strategy	$	9,405,209	350,010
ProShares VIX Short-Term Futures ETF		168,418,477	5,099,811
ProShares VIX Mid-Term Futures ETF		26,470,911	412,403
ProShares Short VIX Short-Term Futures ETF		189,747,162	14,350,000
ProShares Ultra VIX Short-Term Futures ETF		426,519,614	7,052,448
ProShares UltraShort Bloomberg Commodity		5,337,333	59,995
ProShares UltraShort Bloomberg Crude Oil		181,067,201	969,942
ProShares UltraShort Bloomberg Natural Gas		13,156,390	74,944
ProShares UltraShort Gold		73,816,366	596,977
ProShares UltraShort Silver		60,618,396	616,976
ProShares Short Euro		19,372,715	400,000
ProShares UltraShort Australian Dollar		19,281,775	350,000
ProShares UltraShort Euro		629,887,847	17,500,000
ProShares UltraShort Yen		405,570,914	2,499,290
ProShares Ultra Bloomberg Commodity		2,349,354	199,961
ProShares Ultra Bloomberg Crude Oil		988,879,588	103,827,866
ProShares Ultra Bloomberg Natural Gas		62,926,084	1,942,169
ProShares Ultra Gold		88,896,519	2,250,000
ProShares Ultra Silver		287,418,504	7,946,526
ProShares Ultra Euro		13,272,232	700,000
ProShares Ultra Yen		5,359,606	99,970

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1. Business.

Summary

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2015, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below. The Managed Futures Fund and the Matching VIX Funds are collectively referred to as the “Matching Funds” in this Annual Report on Form 10-K. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K. The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Annual Report on Form 10-K.

On May 22, 2015, the Trust announced plans to liquidate ProShares Ultra Australian Dollar (ticker symbol: GDAY). ProShares Ultra Australian Dollar was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on June 18, 2015. Beginning June 19, 2015, no secondary market for ProShares Ultra Australian Dollar’s Shares remained. Proceeds of the liquidation were distributed to shareholders on June 29, 2015. Any shareholders remaining in the fund on June 29, 2015 automatically had their shares redeemed for cash at ProShares Ultra Australian Dollar’s net asset value per Share as of June 19, 2015. On June 30, 2015, the NYSE Arca filed a Form 25 removing the listing of ProShares Ultra Australian Dollar on the NYSE Arca. On July 10, 2015, a Form 15 was filed with the U.S. Securities and Exchange Commission (“SEC”) terminating the registration of ProShares Ultra Australian Dollar.

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

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “Short Funds,” “UltraShort Funds,” or “Ultra Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” or the “Managed Futures Fund” refer to the different Funds based upon their investment objective and their general benchmark categories.

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

On March 19, 2015, the company that ran the London U.S. dollar gold fixing, ceased calculating the price of gold for the London Bullion Market Association (the “LBMA”). The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

As of December 31, 2015, ProShare Capital Management LLC, a Maryland limited liability company, served as the Trust’s Sponsor (the “Sponsor”) and commodity pool operator. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

The Matching Funds

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

Investment Objectives of the “Matching VIX” Funds

Each “Matching VIX” Fund seeks results, both over a single day and over time, that match (before fees and expenses) the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index” and together, the “VIX Futures Indexes”). The VIX Futures Indexes seek to offer exposure to forward market equity volatility through publicly traded futures markets. If a Matching VIX Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of its corresponding VIX Futures Index when the benchmark rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of its benchmark when the benchmark declines. Each Matching VIX Fund acquires exposure through VIX futures contracts, such that each Matching VIX Fund has exposure intended to approximate its applicable VIX Futures Index at the time of its NAV calculation. The VIX Futures Indexes track the performance of VIX futures contracts; they do not track the performance of the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”), and the Matching VIX Funds should not be expected to match the performance of the VIX.

The Geared Funds

Investment Objectives of the “Short” Funds

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If a Short Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately as much on a percentage basis as its corresponding benchmark when the benchmark declines. Conversely, its value on a given day (before fees and expenses) should lose approximately as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each Short Fund will acquire short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Short Fund’s benchmark, such that each Short Fund has exposure intended to approximate the inverse (-1x) of its corresponding benchmark at the time of its NAV calculation.

Investment Objectives of the “UltraShort” Funds

Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraShort Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately two times as much on a percentage basis as its corresponding benchmark when the benchmark declines. Conversely, its value on a given day (before fees and expenses) should lose approximately two times as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each UltraShort Fund acquires short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraShort Fund’s benchmark, such that each UltraShort Fund has exposure intended to approximate two times the inverse (-2x) of its corresponding benchmark at the time of its NAV calculation.

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

ProShares VIX Short-Term Futures ProShares Short VIX Short-Term Futures and ProShares Ultra VIX Short-Term Futures: The S&P 500 VIX Short-Term Futures Index. The S&P 500 VIX Short-Term Futures Index seeks to offer exposure to market volatility through publicly traded futures markets and is designed to measure the return from a rolling long position in the first and second month VIX futures contracts.

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

ProShares UltraShort Gold and ProShares Ultra Gold: The daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

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

ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro: The 4:00 p.m. (Eastern Time) spot price of the euro versus the U.S. dollar, using euro/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency.

ProShares UltraShort Yen and ProShares Ultra Yen: The 4:00 p.m. (Eastern Time) spot price of the Japanese yen versus the U.S. dollar using the Japanese yen/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency.

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, which the Sponsor believes in combination, should produce daily returns consistent with a Fund’s objective. The Sponsor relies upon a pre-determined model to generate orders that result in repositioning each Fund’s investments in accordance with their respective investment objectives. Each Geared Fund invests principally in any one of or combinations of Financial Instruments, including swap agreements, futures contracts, forward contracts and other instruments with respect to the applicable Fund’s benchmark to the extent determined appropriate by the Sponsor. The types of commodity or currency interests in which each Commodity Fund, Commodity Index Fund or Currency Fund invests may vary daily. The Funds do not currently intend to invest directly in any commodity or currency. Each VIX Fund intends to obtain exposure to the applicable equity market volatility index by primarily investing in VIX futures contracts based on the VIX. Each Fund will also hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) for direct investment or as collateral for Financial Instruments. Each Fund may invest up to 100% of its assets in any of these types of cash or cash equivalent securities.

The Sponsor does not invest the assets of the Funds based on its view of the investment merit of a particular investment, other than for cash management purposes, nor does it conduct conventional volatility, commodity or currency research or analysis, or forecast market movement or trends, in managing the assets of the Funds. Each Fund seeks to remain fully invested at all times in Financial Instruments and money market instruments that, in combination, provide exposure to its underlying benchmark consistent with its investment objective without regard to market conditions, trends or direction.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount which would be reflected on the Statement of Financial Condition. The notional amounts of the agreement reflect the extent of each Ultra Fund’s total investment exposure under the swap agreement. An UltraShort Fund’s or a Short Fund’s exposure is not limited by the notional amount and its exposure is in theory potentially infinite as there is no fixed limit on the increase in any index value. The primary risks associated with the use of swap agreements arise from the inability of counterparties to perform. Each Fund that invests in swaps bears the risk of loss of the net amount, if any, expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. Each such Fund enters or intends to enter into swap agreements only with major, global financial institutions; however, there are no limitations on the percentage of its assets each Fund may invest in swap agreements with a particular counterparty. Each Fund that invests in swaps may use various techniques to minimize credit risk including early termination or reset and payment, using different counterparties and limiting the net amount due from any individual counterparty.

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

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. Forward contracts have traditionally not been cleared or guaranteed by a third party. However, the Dodd-Frank Act provides for significant reforms of OTC derivatives markets. As a result of the Dodd-Frank Act, the CFTC now regulates non-deliverable forwards (including deliverable forwards where the parties do not take delivery). Certain non-deliverable forward contracts, such as non-deliverable foreign exchange forwards, may be subject to regulation as swap agreements, including mandatory clearing. All foreign exchange forwards, including non-deliverable foreign exchange forwards as well as physically settled foreign exchange forwards, are subject to new reporting requirements. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements.

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

Pursuant to authority in the CEA, the National Futures Association (the “NFA”) has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodities professionals other than exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators, FCMs, swap dealers, commodity trading advisors, introducing brokers and their respective associated persons and floor brokers. The Sponsor is a member of the NFA (the Funds themselves are not required to become members of the NFA). As an NFA member, the Sponsor is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

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

Description of the S&P Strategic Futures Index (“SFI”)

Developed by S&P and launched on August 14, 2014, the SFI is a long/short rules-based investable index that seeks to capture the economic benefit derived from both rising and declining trends in futures prices. The SFI is currently composed of 24 underlying futures contracts (each, a SFI Futures Contract, collectively, the SFI Futures Contracts), representing unleveraged long or short positions in futures contracts in the commodity and financial markets. The SFI includes both commodity futures contracts (the “Commodity Futures Contracts”) as well as currency and U.S. Treasury futures contracts (the “Financial Futures Contracts”) that were deemed to have sufficient liquidity.

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

The following chart reflects the December 31, 2015 weight (rounded to the nearest one-hundredth) for each SFI Futures Contract of the SFI. The weights will be determined each month and implemented as of the next monthly rebalancing.

SFI
SFI Futures Contracts	Base Weight (Rounded to the Nearest 0.01)
Light Crude	1.23%
Heating Oil	1.59%
RBOB Gas	1.54%
Natural Gas	2.15%
Copper	2.75%
Gold	3.81%
Silver	1.91%
Lean Hogs	3.03%
Live Cattle	4.61%

Corn	2.99%
Soybeans	3.27%
Wheat	2.72%
Coffee	2.20%
Cocoa	4.46%
Sugar	2.62%
Cotton	3.51%
Australian dollar	3.77%
British pound	5.37%
Canadian dollar	5.13%
Euro	4.35%
Japanese yen	7.37%
Swiss franc	3.44%
U.S. Treasury Notes	16.23%
U.S. Treasury Bonds	9.95%

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

The Bloomberg Commodity Index is comprised of five different commodity sectors: energy, livestock, industrial metals, precious metals and agriculture. These five sectors track futures contracts prices of 22 specific commodities: natural gas, WTI crude oil, brent crude, RBOB gasoline, ULS Diesel, live cattle, lean hogs, Chicago wheat, Kansas City wheat, corn, soybeans, soybean oil, soybean meal, aluminum, COMEX copper, zinc, nickel, gold, silver, sugar, cotton and coffee. The Bloomberg Commodity Index is designed to minimize concentration in any one commodity or sector. No single commodity can constitute more than 15% of the Bloomberg Commodity Index and no related group of commodities (e.g., energy, precious metals, livestock or grains) may constitute more than 33% of the index as of the annual reweighting of the components. The Bloomberg Commodity Index family of indices also includes ten subindexes that group commodities based on type, as well as single commodity subindexes representing each of the commodities that are currently tracked by the Bloomberg Commodity Index. As discussed below, ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil are designed to track one of these subindexes, the Bloomberg WTI Crude Oil SubindexSM and ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas are designed to track another one of these sub-indexes, the Bloomberg Natural Gas SubindexSM.

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

As of December 31, 2015, the individual commodity weightings for the Bloomberg Commodity Index components were as follows:

Commodity	Target Weights (%)
Gold	12.68%
Corn	7.98%
Natural Gas	8.77%
COMEX Copper	7.09%
Aluminum	4.72%
WTI Crude Oil	7.42%
Soybeans	5.65%
Live Cattle	3.34%
Sugar	5.00%
Brent Crude Oil	6.28%
Coffee	1.95%
Chicago Wheat	3.28%
Silver	4.34%
Zinc	2.21%
Soybean Oil	3.17%
Nickel	1.46%
ULS Diesel	3.14%
Soybean Meal	2.50%
RBOB Gasoline	4.23%
Lean Hogs	1.78%
Kansas City Wheat	1.08%
Cotton	1.93%

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

Description of the Commodity Benchmarks

Gold

ProShares UltraShort Gold and ProShares Ultra Gold are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The Funds do not directly or physically hold the underlying gold, but instead, seek exposure to gold through the use of Financial Instruments whose value is based on the underlying price of gold to pursue their investment objective. The benchmark price of gold is the U.S. dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the LBMA authorized to affect such delivery. On March 19, 2015, the company that ran the London U.S. dollar gold fixing, ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

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

The LBMA Gold Price is determined each trading day at 3:00 p.m. London time providing a reference gold price for that day’s trading. Many long-term contracts are priced on the basis of the LBMA Gold Price and market participants will usually refer to the LBMA Gold Price when looking for a basis for valuation.

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

Australian Dollar

ProShares UltraShort Australian Dollar is designed to correspond (before fees and expenses) to two times the inverse (-2x) of the daily performance of the Australian dollar spot price versus the U.S. dollar, respectively. This Fund uses the 4:00 p.m. (Eastern Time) Australian dollar/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

In 1913, the Commonwealth Bank of Australia issued the first Australian currency notes. In 1915, the Commonwealth Bank of Australia became the exclusive issuer of currency in Australia. From 1930 through the 1960s, the Australian banking system underwent substantial transformation. In 1960, the Reserve Bank of Australia was established. In 1966, a new decimalized currency was introduced. At various times throughout the 1900s, the value of Australian currency was based on a fixed quantity of gold; at other times, the Australian dollar was pegged to foreign currencies, including the U.S. dollar. Beginning in 1983, the Australian dollar’s value was allowed to float, with the result that its value now depends almost entirely on market forces. The foregoing information is compiled from the Reserve Bank of Australia’s website (www.rba.gov.au).

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2015, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, Spain and the Vatican City.

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

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on November 30, 2015, the VIX was 16.13 and the price of the December 2015 VIX futures contracts expiring on December 16, 2015 was 16.98. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from November 30, 2015 to December 1, 2015) of the S&P 500 and the February VIX futures contracts represented forward implied volatility (the volatility expected for the period from December 16, 2015 to January 15, 2016 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2015, the S&P 500 included companies with capitalizations between $1.8 billion and $586.9 billion. The average capitalization of the companies comprising the Index was approximately $38.9 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

Underlying Benchmark	Create/Redeem Cutoff	NAV Calculation Time
Silver	6:30 a.m. (Eastern Time)	7:00 a.m. (Eastern Time)*
Gold	9:30 a.m. (Eastern Time)	10:00 a.m. (Eastern Time)*
Bloomberg Commodity IndexSM	10:45 a.m. (Eastern Time)	2:30 p.m. (Eastern Time)
S&P Strategic Futures Index	10:45 a.m. (Eastern Time)	3:00 p.m. (Eastern Time)
S&P 500 VIX Short-Term Futures Index	2:00 p.m. (Eastern Time)	4:15 p.m. (Eastern Time)
S&P 500 VIX Mid-Term Futures Index	2:00 p.m. (Eastern Time)	4:15 p.m. (Eastern Time)
Bloomberg WTI Crude Oil SubindexSM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Bloomberg Natural Gas SubindexSM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Australian dollar	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Euro	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Yen	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

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

Fund	NAV Calculation Time
UltraShort Silver, Ultra Silver	7:00 a.m. (Eastern Time)*
UltraShort Gold, Ultra Gold	10:00 a.m. (Eastern Time)*
UltraShort Bloomberg Commodity,
Ultra Bloomberg Commodity	2:30 p.m. (Eastern Time)
UltraShort Bloomberg Crude Oil,
Ultra Bloomberg Crude Oil	2:30 p.m. (Eastern Time)
UltraShort Bloomberg Natural Gas,
Ultra Bloomberg Natural Gas	2:30 p.m. (Eastern Time)
Managed Futures Strategy	3:00 p.m. (Eastern Time)
Short Euro,
UltraShort Euro,
Ultra Euro	4:00 p.m. (Eastern Time)
UltraShort Australian Dollar	4:00 p.m. (Eastern Time)
UltraShort Yen,
Ultra Yen	4:00 p.m. (Eastern Time)
VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
Short VIX Short-Term Futures ETF	4:15 p.m. (Eastern Time)
VIX Mid-Term Futures ETF	4:15 p.m. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

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

Purchases and Sales in the Secondary Market on the NYSE Arca

The Shares of each Fund are listed on the NYSE Arca. The Shares of each Fund that has commenced investment operations, began trading on the NYSE Arca on the respective dates below under the following symbols:

Fund	Commencement of Operations	Ticker Symbol
ProShares Managed Futures Strategy	October 1, 2014	FUTS
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY
ProShares UltraShort Bloomberg Commodity	November 25, 2008	CMD
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD
ProShares UltraShort Gold	December 3, 2008	GLL

Fund	Commencement of Operations	Ticker Symbol
ProShares UltraShort Silver	December 3, 2008	ZSL
ProShares Short Euro	June 26, 2012	EUFX
ProShares UltraShort Australian Dollar	July 17, 2012	CROC
ProShares UltraShort Euro	November 25, 2008	EUO
ProShares UltraShort Yen	November 25, 2008	YCS
ProShares Ultra Bloomberg Commodity	November 25, 2008	UCD
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL
ProShares Ultra Gold	December 3, 2008	UGL
ProShares Ultra Silver	December 3, 2008	AGQ
ProShares Ultra Euro	November 25, 2008	ULE
ProShares Ultra Yen	November 25, 2008	YCL

Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges. The Shares of each Fund trade like any other exchange-listed security.

Fees and Expenses

Offering Expenses

The Trust has paid expenses incurred in connection with organizing the initial offering of each Fund’s Shares, and the Sponsor did not charge its fee in the first year of operations of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Geared Fund and the Short Euro Fund to the extent that its organizational and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund to the extent that its organizational and offering costs exceeded 0.85% of its average daily NAV for the first year of operations. The Sponsor reimbursed the Managed Futures Fund to the extent that its initial offering costs exceed 0.75% of its average daily net assets for the first year of operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund are paid by the Sponsor.

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

Management Fee

Each Geared Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Managed Futures Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of its average daily NAV. For the first year of the Managed Futures Fund’s operations, the Sponsor will not charge its fee in an amount equal to the offering costs. The Sponsor reimbursed the Managed Futures Fund to the extent that its offering costs exceeded the Management Fee for the first year of operations. No other management fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Funds that the Sponsor pays directly.

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

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements. For purposes of this section:

•	The term “Managed Futures Fund” refers to ProShares Managed Futures Strategy;

•	The term “Matching VIX Fund” refers to ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF;

•	The term “Geared VIX Fund” refers to ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF;

•	The term “VIX Fund” refers to each Geared VIX Fund and each Matching VIX Fund;

•	The term “Geared Fund” refers to ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen, and each Geared VIX Fund;

•	The term “Commodity Index Fund” refers to ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil and ProShares Ultra Bloomberg Natural Gas;

•	The term “Commodity Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver; and

•	The term “Currency Fund” refers to ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Euro and ProShares Ultra Yen.

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

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-1x, -2x or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the fund’s performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 70%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 4.70% to 70.08%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2015
S&P Strategic Futures Index*	SPSFIT	4.70%
S&P 500 VIX Short-Term Futures Index	SPVXSPID	70.08%
S&P 500 VIX Mid-Term Futures Index	SPVXMPID	33.25%
Bloomberg Commodity IndexSM	BCOM	13.91%
Bloomberg WTI Crude Oil SubindexSM	BCOMCL	30.84%
Bloomberg Natural Gas SubindexSM	BCOMNG	44.67%
The daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price	GOLDLNPM	17.80%
The daily performance of silver bullion as measured by the London Silver Price	SLVRLN	36.26%
The U.S. dollar price of the euro	USDEUR	9.36%
The U.S. dollar price of the Japanese yen	USDJPY	8.93%
The U.S. dollar price of the Australian dollar	USDAUD	10.77%

*	The S&P Strategic Futures Index launched on August 14, 2014. Accordingly, the Index has not been in existence for five years.

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

With regard to the VIX Funds, several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund, including, but not limited to:

•	Prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500, the equity securities included in the S&P 500 and prevailing market prices of options on the S&P 500, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 and the VIX or VIX futures contracts;

•	Interest rates;

•	Inflation rates and investors’ expectations concerning inflation rates;

•	Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of the Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivatives markets;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500; and

•	The level of contango or backwardation in the VIX futures contracts market.

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

Each Fund seeks to provide investment results that correspond (before fees and expenses) to the performance of, or a multiple of, the inverse or an inverse multiple the daily performance of a benchmark at all times, even during periods when the applicable benchmark is flat as well as when the benchmark is moving in a manner which causes the Fund’s NAV to decline, thereby causing losses to such Fund.

Other than for cash management purposes, the Funds are not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions). Rather, the sponsor seeks to cause the NAV to track the daily performance of a benchmark in accordance with each Fund’s investment objective, even during periods in which the benchmark is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time regardless of the performance of an underlying benchmark, due to the effects of daily rebalancing, volatility and compounding, as applicable (see “Correlation Risks Specific to the Geared Funds” in this Annual Report on Form 10-K for additional details).

The assets that the Funds invest in can be highly volatile and the Funds may experience large losses when buying, selling or holding such instruments.

Investments linked to volatility, commodity, currency or fixed income markets can be highly volatile compared to investments in traditional securities and the Funds may experience large losses. The value of these investments may be affected by changes in overall market movements, commodity or currency benchmarks (as the case may be), volatility, changes in interest rates, changes in inflation rates and investors’ expectations concerning inflation rates or factors affecting a particular industry, commodity or currency. For example, commodity futures contracts (as may be held by the Managed Futures Fund or the Commodity Index Funds) may be affected by numerous factors, including drought, floods, fires, weather, livestock diseases, pipeline ruptures or spills, embargoes, tariffs and international, economic, political or regulatory developments. In particular, trading in VIX futures contracts and trading in natural gas futures contracts (or other Financial Instruments linked to natural gas) have been very volatile and can be expected to be very volatile in the future. High volatility may have an adverse impact on the Funds beyond the impact of any performance-based losses of the underlying benchmark.

Potential negative impact from rolling futures positions.

Certain of the Funds invest in or have exposure to futures contracts and are subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of settlement. Once this date is reached, the futures contract “expires.” As the futures contracts held by a Fund near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.” The Funds do not intend to hold futures contracts through expiration, but instead to “roll” their respective positions.

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

The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect the relevant Funds with long positions, and positively affect the Funds with short positions. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Funds with short positions and positively affect the Funds with long positions.

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. These extended periods have in the past and can in the future cause significant losses for the Funds, and the periods can have as much or more impact over time than movements in the level of a Fund’s benchmark.

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

Certain of the Funds will use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks or in other swap agreements or forward contracts if such instruments tend to exhibit trading prices or returns that correlate with its benchmark or a component of the benchmark and will further the investment objective of the Fund. Each of the other Funds may invest in swap agreements (for the Managed Futures Fund, the VIX Funds and the Natural Gas Funds) or forward contracts (for the other Currency Funds: ProShares Short Euro, and ProShares UltraShort Australian Dollar) if position accountability rules or position limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevent such Fund from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, the Funds, under these circumstances, could have 100% exposure to swap agreements or forward contracts, as applicable.

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

As of December 31, 2015, the Funds’ approved counterparties for swap agreements and forward contracts are: Deutsche Bank AG, Citibank N.A., UBS AG, Goldman Sachs International and Société Générale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

More information about Deutsche Bank AG, including its current financial statements, may be found on the SEC’s EDGAR website under Central Index Key No (“CIK No.”) 0001159508 (for Deutsche Bank AG). More information about Citibank N.A., including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0000036684 (for Citibank N.A.). More information about UBS AG, including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0001114446 (for UBS AG). More information about Goldman Sachs International, a U.K. broker-dealer and subsidiary of The Goldman Sachs Group, Inc., may also be found on the SEC’s EDGAR website under CIK No. 0000886982 (for The Goldman Sachs Group, Inc.). The Goldman Sachs Group, Inc. consolidates the financial statements of each of its subsidiaries, including Goldman Sachs International, with its own. More information about Société Générale, a French public limited company, including its current financial statements as filed with the AMF (the French securities regulator), may be found on Société Générale’s website. Please note that the references to third-party websites have been provided solely for informational purposes. Neither the Funds nor the Sponsor endorses or is responsible for the content or information contained on any third-party website, including with respect to any financial statements. In addition, neither the Funds nor the Sponsor makes any warranty, express or implied or assumes any legal liability or responsibility for the accuracy, completeness or usefulness of any such information.

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

Due to the increased use of technologies, intentional and unintentional cyber attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Funds are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber attacks include, but are not limited to gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a Fund’s third party service provider (including, but not limited to, index providers, the administrator and transfer agent) or the issuers of securities in which the Funds invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Funds and their shareholders could be negatively impacted as a result. While the Funds have established business continuity plans and systems to prevent such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Funds cannot control the cyber security plans and systems put in place by issuers in which the Funds invest.

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

The U.S. derivatives markets and market participants have been subject to comprehensive regulation, not only by the CFTC but also by self-regulatory organizations, including the NFA and the exchanges on which the derivatives contracts are traded and/or cleared. As with any regulated activity, changes in regulations may have unexpected results. For example, changes in the amount or quality of the collateral that traders in derivatives contracts are required to provide to secure their open positions, or in the limits on number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Funds to enter into certain transactions that could otherwise present lucrative opportunities. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Funds or the ability of the Funds to continue to implement their investment strategies.

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

The CFTC, the SEC and other federal regulators have been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act. While certain regulations have been promulgated and are already in effect, the full impact of the Dodd-Frank Act on any of the Funds remains uncertain. The legislation and the related regulations that have been and may be promulgated in the future may negatively impact a Fund’s ability to meet its investment objective either through limits on its investments or requirements imposed on it or any of its counterparties. In particular, new requirements, including capital requirements and mandatory clearing of OTC derivatives transactions, which may increase derivative counterparties’ costs and are expected to generally be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearinghouse account maintenance fees, may increase the cost of a Fund’s investments and the cost of doing business, which could adversely affect investors.

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

Margin for Non-cleared Swap and Forward Transactions

In 2015, the regulators adopted, and in 2016 the CFTC adopted new mandatory margin requirements for non-cleared swap and foreign currency forward transactions and new requirements for the holding of collateral by derivative dealers. These requirements, which are still pending final adoption, may increase the amount of collateral a Fund is required to provide to derivative dealers for non-cleared swaps and foreign currency forwards.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Eight of the Funds, ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold, and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. One of the Funds, ProShares UltraShort Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. One of the Funds, ProShares Managed Futures Strategy, commenced trading on the NYSE Arca on October 1, 2014. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2015

Fund	High	Low
ProShares Managed Futures Strategy
First Quarter	22.22	20.62
Second Quarter	22.00	16.20
Third Quarter	22.00	19.00
Fourth Quarter	22.00	19.00
ProShares VIX Short-Term Futures ETF
First Quarter	24.83	16.38
Second Quarter	17.56	11.22
Third Quarter	20.97	10.32
Fourth Quarter	17.68	11.79
ProShares VIX Mid-Term Futures ETF
First Quarter	69.26	59.40
Second Quarter	62.14	51.80
Third Quarter	70.77	49.07
Fourth Quarter	64.15	51.90
ProShares Short VIX Short-Term Futures ETF
First Quarter	70.77	48.51
Second Quarter	98.13	65.84
Third Quarter	97.13	41.63
Fourth Quarter	64.74	43.08
ProShares Ultra VIX Short-Term Futures ETF*
First Quarter	170.05	70.00
Second Quarter	80.05	31.33
Third Quarter	91.25	24.34
Fourth Quarter	59.86	23.83
ProShares UltraShort Bloomberg Commodity
First Quarter	98.25	72.42
Second Quarter	96.33	85.85
Third Quarter	183.29	88.96
Fourth Quarter	150.26	106.66
ProShares UltraShort Bloomberg Crude Oil
First Quarter	110.94	66.52
Second Quarter	86.07	50.90
Third Quarter	137.18	58.79
Fourth Quarter	147.69	69.91
ProShares UltraShort Bloomberg Natural Gas
First Quarter	93.75	61.00
Second Quarter	98.87	62.50
Third Quarter	97.89	68.51
Fourth Quarter	222.91	94.00
ProShares UltraShort Gold
First Quarter	105.58	81.59
Second Quarter	100.58	90.40
Third Quarter	115.85	98.09
Fourth Quarter	118.85	93.48
ProShares UltraShort Silver*
First Quarter	60.89	42.25
Second Quarter	56.51	43.25
Third Quarter	66.70	53.43
Fourth Quarter	66.29	47.04
ProShares Short Euro
First Quarter	46.16	40.29

Fund	High	Low
Second Quarter	45.59	41.93
Third Quarter	44.21	40.26
Fourth Quarter	45.14	41.52
ProShares UltraShort Australian Dollar
First Quarter	58.62	50.07
Second Quarter	58.17	49.70
Third Quarter	66.91	55.24
Fourth Quarter	64.60	57.40
ProShares UltraShort Euro
First Quarter	28.58	21.84
Second Quarter	27.88	23.55
Third Quarter	26.20	22.26
Fourth Quarter	27.18	23.04
ProShares UltraShort Yen
First Quarter	91.49	84.06
Second Quarter	97.60	86.80
Third Quarter	96.20	83.73
Fourth Quarter	93.23	85.29
ProShares Ultra Bloomberg Commodity*
First Quarter	52.08	36.80
Second Quarter	52.84	13.04
Third Quarter	48.18	34.15
Fourth Quarter	40.31	27.80
ProShares Ultra Bloomberg Crude Oil*
First Quarter	51.80	29.45
Second Quarter	53.60	34.35
Third Quarter	43.92	17.05
Fourth Quarter	27.45	11.56
ProShares Ultra Bloomberg Natural Gas*
First Quarter	78.48	45.00
Second Quarter	58.64	38.40
Third Quarter	48.70	31.70
Fourth Quarter	32.75	12.42
ProShares Ultra Gold
First Quarter	46.85	35.69
Second Quarter	40.93	36.54
Third Quarter	37.18	31.30
Fourth Quarter	37.75	29.06
ProShares Ultra Silver
First Quarter	52.29	35.37
Second Quarter	46.83	35.47
Third Quarter	37.17	28.40
Fourth Quarter	38.32	26.55
ProShares Ultra Euro
First Quarter	19.65	14.80
Second Quarter	17.62	14.96
Third Quarter	18.19	15.63
Fourth Quarter	17.48	14.67
ProShares Ultra Yen*
First Quarter	59.88	54.16
Second Quarter	57.16	50.86
Third Quarter	58.07	51.08
Fourth Quarter	56.88	52.07

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Fiscal Year 2014

Fund	High	Low
ProShares Managed Futures Strategy**
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	22.15	19.50
ProShares VIX Short-Term Futures ETF
First Quarter	$36.91	$26.66
Second Quarter	30.88	18.84
Third Quarter	23.51	17.86
Fourth Quarter	29.68	17.06
ProShares VIX Mid-Term Futures ETF*
First Quarter	$84.92	$73.56
Second Quarter	76.08	61.60
Third Quarter	67.20	58.20
Fourth Quarter	77.84	59.05
ProShares Short VIX Short-Term Futures ETF*
First Quarter	$71.80	$49.80
Second Quarter	89.20	55.86
Third Quarter	93.33	68.65
Fourth Quarter	80.94	48.29
ProShares Ultra VIX Short-Term Futures ETF*
First Quarter	$108.41	$58.40
Second Quarter	71.72	26.06
Third Quarter	39.11	22.22
Fourth Quarter	56.28	17.62
ProShares UltraShort Bloomberg Commodity
First Quarter	$63.49	$52.13
Second Quarter	55.31	49.66
Third Quarter	72.95	52.47
Fourth Quarter	87.44	67.37
ProShares UltraShort Bloomberg Crude Oil
First Quarter	$36.64	$27.10
Second Quarter	30.02	24.06
Third Quarter	31.78	24.31
Fourth Quarter	80.24	29.57
ProShares UltraShort Bloomberg Natural Gas
First Quarter	$76.94	$34.00
Second Quarter	45.82	35.39
Third Quarter	56.10	40.03
Fourth Quarter	84.00	37.00
ProShares UltraShort Gold
First Quarter	$100.84	$76.83
Second Quarter	94.80	82.11
Third Quarter	98.69	80.41
Fourth Quarter	109.22	91.01
ProShares UltraShort Silver
First Quarter	$92.60	$68.26
Second Quarter	93.00	71.66
Third Quarter	110.00	69.36
Fourth Quarter	131.34	97.46
ProShares Short Euro
First Quarter	$36.30	$35.15
Second Quarter	36.17	35.06
Third Quarter	38.56	35.60

Fund	High	Low
Fourth Quarter	40.04	37.15
ProShares UltraShort Australian Dollar
First Quarter	$48.89	$42.22
Second Quarter	42.80	40.26
Third Quarter	46.23	39.55
Fourth Quarter	52.36	43.86
ProShares UltraShort Euro
First Quarter	$17.74	$16.50
Second Quarter	17.51	16.50
Third Quarter	20.09	17.03
Fourth Quarter	21.61	19.11
ProShares UltraShort Yen
First Quarter	$70.50	$64.61
Second Quarter	68.77	64.74
Third Quarter	75.85	64.63
Fourth Quarter	92.61	69.51
ProShares Ultra Bloomberg Commodity
First Quarter	$23.50	$18.51
Second Quarter	23.65	20.76
Third Quarter	21.93	17.00
Fourth Quarter	19.13	12.86
ProShares Ultra Bloomberg Crude Oil
First Quarter	$36.71	$27.62
Second Quarter	40.17	32.79
Third Quarter	39.69	29.52
Fourth Quarter	32.35	9.84
ProShares Ultra Bloomberg Natural Gas
First Quarter	$64.36	$34.86
Second Quarter	54.35	42.94
Third Quarter	45.60	31.59
Fourth Quarter	41.19	15.45
ProShares Ultra Gold
First Quarter	$54.53	$41.80
Second Quarter	49.85	43.15
Third Quarter	50.43	40.30
Fourth Quarter	43.54	35.98
ProShares Ultra Silver*
First Quarter	$80.77	$60.50
Second Quarter	72.07	56.25
Third Quarter	74.31	45.20
Fourth Quarter	50.18	36.62
ProShares Ultra Euro
First Quarter	$26.75	$24.93
Second Quarter	26.61	25.07
Third Quarter	25.80	21.72
Fourth Quarter	26.10	19.80
ProShares Ultra Yen
First Quarter	$20.25	$18.71
Second Quarter	20.15	18.95
Third Quarter	20.05	16.96
Fourth Quarter	18.75	13.73

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.
**	Fund commenced investment operations on October 1, 2014.

The approximate number of holders of the Shares of each Fund as of December 31, 2015 was as follows:

Fund	Number of Holders
ProShares Managed Futures Strategy	171
ProShares VIX Short-Term Futures ETF	7,262
ProShares VIX Mid-Term Futures ETF	2,184
ProShares Short VIX Short-Term Futures ETF	14,523
ProShares Ultra VIX Short-Term Futures ETF	30,834
ProShares UltraShort Bloomberg Commodity	218
ProShares UltraShort Bloomberg Crude Oil	4,320
ProShares UltraShort Bloomberg Natural Gas	432
ProShares UltraShort Gold	3,063
ProShares UltraShort Silver	3,767
ProShares Short Euro	598
ProShares UltraShort Australian Dollar	462
ProShares UltraShort Euro	17,045
ProShares UltraShort Yen	7,578
ProShares Ultra Bloomberg Commodity	390
ProShares Ultra Bloomberg Crude Oil	56,982
ProShares Ultra Bloomberg Natural Gas	4,408
ProShares Ultra Gold	7,452
ProShares Ultra Silver	25,889
ProShares Ultra Euro	1,867
ProShares Ultra Yen	365
Total:	189,810

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2015 The Funds have no obligation to make periodic distributions to Shareholders.

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

Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF,

ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1. No additional shares were registered. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. Thus, as of December 31, 2015, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-202724); and 2) a Form S-3 Registration Statement (No. 333-199641).

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

Title of Securities Registered	Amount Registered As of December 31, 2015	Shares Sold For the Three Months Ended December 31, 2015	Sale Price of Shares Sold For the Three Months Ended December 31, 2015	Shares Sold For the Year Ended December 31, 2015	Sale Price of Shares Sold For the Year Ended December 31, 2015
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$509,027,538	150,000	$3,096,161	550,000	$11,524,992
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,068,623,063	1,925,000	$25,251,144	12,475,000	$187,659,682
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$619,302,925	25,000	$1,447,922	325,000	$19,318,111
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,589,767,641	5,400,000	$257,452,762	24,100,000	$1,403,231,166
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest*	$4,255,550,774	27,400,000	$802,932,366	72,180,000	$3,192,766,319

Title of Securities Registered	Amount Registered As of December 31, 2015	Shares Sold For the Three Months Ended December 31, 2015	Sale Price of Shares Sold For the Three Months Ended December 31, 2015	Shares Sold For the Year Ended December 31, 2015	Sale Price of Shares Sold For the Year Ended December 31, 2015
ProShares UltraShort Bloomberg Commodity Common Units of Beneficial Interest	$172,839,931	—	$—	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$2,114,776,247	600,000	$49,768,085	10,800,000	$796,070,368
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$412,030,981	50,000	$7,753,058	450,000	$37,204,187
ProShares UltraShort Gold Common Units of Beneficial Interest	$503,545,611	50,000	$4,859,925	150,000	$13,383,255
ProShares UltraShort Silver Common Units of Beneficial Interest*	$2,083,528,399	550,000	$28,700,095	1,650,000	$84,272,164
ProShares Short Euro Common Units of Beneficial Interest	$174,672,977	—	$—	550,000	$23,563,492
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	—	$—	50,000	$2,764,167
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,888,450,946	700,000	$17,798,452	12,600,000	$328,253,174
ProShares UltraShort Yen Common Units of Beneficial Interest	$951,962,134	—	$—	1,350,000	$124,524,909
ProShares Ultra Bloomberg Commodity Common Units of Beneficial Interest*	$129,604,130	150,000	$5,583,484	225,000	$8,571,369
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest*	$3,838,773,188	32,300,000	$564,704,767	86,830,000	$2,505,616,928
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest*	$540,275,387	450,000	$8,582,442	2,137,500	$83,526,876
ProShares Ultra Gold Common Units of Beneficial Interest	$683,270,223	50,000	$1,549,917	150,000	$5,401,300
ProShares Ultra Silver Common Units of Beneficial Interest	$2,251,471,600	700,000	$20,094,769	2,700,000	$96,078,803
ProShares Ultra Euro Common Units of Beneficial Interest	$126,652,323	150,000	$2,376,043	950,000	$15,916,613
ProShares Ultra Yen Common Units of Beneficial Interest*	$138,726,333	—	$—	75,000	$4,285,016
Total:	$27,225,623,435	70,650,000	$1,801,951,392	230,297,500	$8,943,932,891

c)	From October 1, 2015 through December 31, 2015, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Managed Futures Strategy
10/01/15 to 10/31/15	100,000	$20.29
11/01/15 to 11/30/15	100,000	$20.38
12/01/15 to 12/31/15	50,000	$20.52
ProShares VIX Short-Term Futures ETF
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	400,000	$14.09
ProShares VIX Mid-Term Futures ETF
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	—	$—
ProShares Short VIX Short-Term Futures ETF
10/01/15 to 10/31/15	2,850,000	$59.54
11/01/15 to 11/30/15	1,000,000	$59.27
12/01/15 to 12/31/15	2,250,000	$53.32
ProShares Ultra VIX Short-Term Futures ETF
10/01/15 to 10/31/15	100,000	$29.53
11/01/15 to 11/30/15	2,150,000	$33.87
12/01/15 to 12/31/15	11,500,000	$34.65
ProShares UltraShort Bloomberg Commodity
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	—	$—
ProShares UltraShort Bloomberg Crude Oil
10/01/15 to 10/31/15	600,000	$83.17
11/01/15 to 11/30/15	400,000	$93.81
12/01/15 to 12/31/15	500,000	$127.33
ProShares UltraShort Bloomberg Natural Gas
10/01/15 to 10/31/15	50,000	$126.67
11/01/15 to 11/30/15	50,000	$139.16
12/01/15 to 12/31/15	—	$—
ProShares UltraShort Gold
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	50,000	$112.46
12/01/15 to 12/31/15	50,000	$115.59
ProShares UltraShort Silver*
10/01/15 to 10/31/15	100,000	$51.49
11/01/15 to 11/30/15	250,000	$62.55
12/01/15 to 12/31/15	250,000	$62.02
ProShares Short Euro
10/01/15 to 10/31/15	400,000	$42.75
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	—	$—
ProShares UltraShort Australian Dollar
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	—	$—
ProShares UltraShort Euro
10/01/15 to 10/31/15	500,000	$24.09
11/01/15 to 11/30/15	2,000,000	$26.14
12/01/15 to 12/31/15	200,000	$25.54
ProShares UltraShort Yen
10/01/15 to 10/31/15	50,000	$87.76
11/01/15 to 11/30/15	350,000	$91.79
12/01/15 to 12/31/15	350,000	$88.69
ProShares Ultra Bloomberg Commodity
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	—	$—
ProShares Ultra Bloomberg Crude Oil
10/01/15 to 10/31/15	3,450,000	$24.86
11/01/15 to 11/30/15	1,550,000	$24.48
12/01/15 to 12/31/15	200,000	$12.57
ProShares Ultra Bloomberg Natural Gas
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	—	$—
ProShares Ultra Gold
10/01/15 to 10/31/15	150,000	$36.05
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	—	$—
ProShares Ultra Silver
10/01/15 to 10/31/15	350,000	$35.28
11/01/15 to 11/30/15	250,000	$30.91
12/01/15 to 12/31/15	—	$—
ProShares Ultra Euro
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	100,000	$15.70
ProShares Ultra Yen
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	$—
12/01/15 to 12/31/15	—	$—
Total:	32,700,000	$41.39

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for ProShares Ultra VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas and ProShares Ultra Yen and the Share split for ProShares UltraShort Silver.

Item 6. Selected Financial Data.

Financial Highlights for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES MANAGED FUTURES STRATEGY

	Year ended December 31, 2015	October 1, 2014 (Inception) through December 31, 2014
Total assets	$7,211,467	$6,406,630
Total shareholders’ equity at end of period	7,187,022	6,340,845
Net investment income (loss)	(71,554)	(7,531)
Net realized and unrealized gain (loss)	(325,345)	213,333
Net income (loss)	(396,899)	205,802
Net increase (decrease) in net asset value per share	(0.60)	1.14

PROSHARES VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$105,350,240	$111,540,076	$279,169,502	$183,678,945	$30,574,178
Total shareholders’ equity at end of period	105,272,823	111,459,325	270,398,554	137,657,464	30,549,903
Net investment income (loss)	(1,150,794)	(1,118,548)	(1,584,119)	(1,053,112)	(282,569)
Net realized and unrealized gain (loss)	(26,753,742)	22,228,972	(161,051,480)	(159,588,720)	2,157,514
Net income (loss)	(27,904,536)	21,110,424	(162,635,599)	(160,641,832)	1,874,945
Net increase (decrease) in net asset value per share	(7.69)	(7.61)	(55.40)	(297.93)	(18.13)

PROSHARES VIX MID-TERM FUTURES ETF

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$27,671,016	$29,430,266	$56,501,754	$89,824,581	$90,821,428
Total shareholders’ equity at end of period	27,650,638	21,459,575	51,134,323	37,302,992	90,821,428
Net investment income (loss)	(240,600)	(386,478)	(546,566)	(786,167)	(117,121)
Net realized and unrealized gain (loss)	(3,939,933)	(9,219,527)	(31,648,251)	(70,590,582)	(6,632,431)
Net income (loss)	(4,180,533)	(9,606,005)	(32,194,817)	(71,376,749)	(6,749,552)
Net increase (decrease) in net asset value per share	(9.64)	(13.58)	(61.62)	(157.76)	(23.44)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Total assets	$674,236,256	$541,342,389	$141,868,875	$95,411,974	$7,795,104
Total shareholders’ equity at end of period	642,811,361	506,556,124	141,751,202	82,663,633	7,760,424
Net investment income (loss)	(5,798,200)	(4,285,469)	(1,328,369)	(437,699)	(16,333)
Net realized and unrealized gain (loss)	96,936,157	52,474,493	96,687,035	11,731,268	1,446,017
Net income (loss)	91,137,957	48,189,024	95,358,666	11,293,569	1,429,684
Net increase (decrease) in net asset value per share	(10.59)	(6.10)	34.43	20.13	2.93

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Total assets	$560,771,363	$358,364,869	$229,779,878	$156,387,315	$11,767,107
Total shareholders’ equity at end of period	547,708,740	351,789,953	226,233,584	84,716,132	9,881,113
Net investment income (loss)	(7,410,148)	(5,359,486)	(4,828,761)	(3,001,646)	(16,778)
Net realized and unrealized gain (loss)	(419,888,086)	(75,812,141)	(432,159,208)	(506,284,763)	(4,287,543)
Net income (loss)	(427,298,234)	(81,171,627)	(436,987,969)	(509,286,409)	(4,304,321)
Net increase (decrease) in net asset value per share	(97.38)	(209.96)	(3691.01)	(144,182.85)	(331,848.32)

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$8,574,050	$5,268,573	$3,828,135	$3,248,525	$9,114,501
Total shareholders’ equity at end of period	8,514,039	5,264,706	3,797,427	3,245,965	9,107,146
Net investment income (loss)	(56,626)	(34,070)	(32,130)	(47,749)	(133,153)
Net realized and unrealized gain (loss)	3,305,959	1,501,349	583,592	340,212	(2,775,425)
Net income (loss)	3,249,333	1,467,279	551,462	292,463	(2,908,578)
Net increase (decrease) in net asset value per share	54.16	24.46	9.19	(2.82)	8.92

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$96,858,373	$173,193,149	$258,594,876	$96,137,916	$144,499,971
Total shareholders’ equity at end of period	95,897,894	169,210,110	256,060,149	89,481,266	144,389,893
Net investment income (loss)	(2,166,211)	(2,415,841)	(2,544,628)	(1,078,664)	(1,211,735)
Net realized and unrealized gain (loss)	57,732,875	145,729,447	(6,221,827)	35,047,625	36,113,078
Net income (loss)	55,566,664	143,313,606	(8,766,455)	33,968,961	34,901,343
Net increase (decrease) in net asset value per share	55.22	46.25	(8.58)	1.49	(12.03)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Total assets	$11,260,804	$14,698,814	$22,744,708	$12,780,598	$7,174,003
Total shareholders’ equity at end of period	10,462,856	14,688,564	22,734,767	12,768,340	7,142,310
Net investment income (loss)	(177,124)	(460,907)	(209,360)	(196,407)	(15,612)
Net realized and unrealized gain (loss)	8,800,372	11,696,119	(1,952,152)	241,864	3,157,122
Net income (loss)	8,623,248	11,235,212	(2,161,512)	45,457	3,141,510
Net increase (decrease) in net asset value per share	55.64	13.99	(32.18)	6.92	41.89

PROSHARES ULTRASHORT GOLD

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$75,031,735	$84,214,601	$154,835,279	$92,495,298	$198,423,144
Total shareholders’ equity at end of period	74,971,764	81,861,762	139,436,456	92,416,742	198,298,571
Net investment income (loss)	(703,582)	(857,817)	(1,175,860)	(1,106,213)	(1,043,199)
Net realized and unrealized gain (loss)	16,807,446	(13,246,612)	63,024,399	(39,758,386)	(8,458,117)
Net income (loss)	16,103,864	(14,104,429)	61,848,539	(40,864,599)	(9,501,316)
Net increase (decrease) in net asset value per share	19.23	(6.87)	39.65	(18.84)	(30.77)

PROSHARES ULTRASHORT SILVER

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$56,035,123	$53,254,791	$115,311,683	$105,882,964	$267,497,929
Total shareholders’ equity at end of period	55,987,938	53,007,867	112,989,686	100,656,703	246,813,921
Net investment income (loss)	(516,464)	(585,841)	(973,304)	(1,403,142)	(3,388,013)
Net realized and unrealized gain (loss)	14,943,700	17,926,873	91,898,519	(51,826,102)	(117,764,498)
Net income (loss)	14,427,236	17,341,032	90,925,215	(53,229,244)	(121,152,511)
Net increase (decrease) in net asset value per share	6.77	12.92	19.19	(12.64)	(61.39)

PROSHARES SHORT EURO

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011
Total assets	$17,524,993	$14,032,932	$8,903,836	$3,804,040	$41,200
Total shareholders’ equity at end of period	17,510,898	14,021,804	8,896,842	3,763,040	200
Net investment income (loss)	(178,761)	(118,247)	(51,170)	(17,891)	—
Net realized and unrealized gain (loss)	1,417,580	2,011,540	(359,542)	(219,269)	—
Net income (loss)	1,238,819	1,893,293	(410,712)	(237,160)	—
Net increase (decrease) in net asset value per share	3.72	4.48	(2.04)	(2.37)	—

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011
Total assets	$20,477,446	$23,139,187	$28,091,462	$3,832,949	$41,200
Total shareholders’ equity at end of period	20,460,679	23,120,790	27,983,279	3,780,999	200
Net investment income (loss)	(209,987)	(213,183)	(159,424)	(16,229)	—
Net realized and unrealized gain (loss)	3,166,384	2,121,121	3,553,299	(202,972)	—
Net income (loss)	2,956,397	1,907,938	3,393,875	(219,201)	—
Net increase (decrease) in net asset value per share	7.08	4.74	8.83	(2.19)	—
PROSHARES ULTRASHORT EURO

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$556,539,359	$519,833,940	$438,217,450	$553,957,981	$1,101,007,056
Total shareholders’ equity at end of period	522,306,518	517,191,349	418,001,115	526,778,026	1,100,159,546
Net investment income (loss)	(5,000,587)	(3,994,145)	(4,375,512)	(7,447,508)	(5,907,849)
Net realized and unrealized gain (loss)	86,176,969	114,182,807	(48,644,550)	(33,586,639)	85,179,270
Net income (loss)	81,176,382	110,188,662	(53,020,062)	(41,034,147)	79,271,421
Net increase (decrease) in net asset value per share	3.95	4.53	(1.96)	(1.32)	0.05

PROSHARES ULTRASHORT YEN

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$261,207,696	$534,061,601	$590,489,940	$409,067,507	$225,676,364
Total shareholders’ equity at end of period	237,372,900	531,471,873	588,121,516	408,563,630	221,131,994
Net investment income (loss)	(3,623,678)	(3,741,601)	(4,398,231)	(2,184,694)	(2,642,134)
Net realized and unrealized gain (loss)	(3,541,134)	96,873,706	155,319,469	69,835,696	(38,262,661)
Net income (loss)	(7,164,812)	93,132,105	150,921,238	67,651,002	(40,904,795)
Net increase (decrease) in net asset value per share	(1.39)	18.47	20.11	9.80	(6.06)

PROSHARES ULTRA BLOOMBERG COMMODITY

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$7,328,066	$2,940,584	$2,917,408	$6,408,497	$9,773,138
Total shareholders’ equity at end of period	7,105,984	2,606,920	2,915,034	6,097,211	9,058,529
Net investment income (loss)	(33,542)	(30,991)	(38,477)	(73,484)	(145,601)
Net realized and unrealized gain (loss)	(2,805,455)	(1,412,039)	(933,021)	(134,794)	(4,514,955)
Net income (loss)	(2,838,997)	(1,443,030)	(971,498)	(208,278)	(4,660,556)
Net increase (decrease) in net asset value per share	(23.71)	(25.59)	(19.82)	(5.97)	(41.97)

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$859,276,004	$532,881,413	$143,904,994	$499,982,244	$261,618,033
Total shareholders’ equity at end of period	783,922,475	450,562,988	142,773,429	483,508,964	251,395,322
Net investment income (loss)	(8,473,155)	(1,766,364)	(2,196,281)	(3,248,430)	(3,186,369)
Net realized and unrealized gain (loss)	(863,611,244)	(368,561,922)	68,042,170	(17,357,813)	87,943,855
Net income (loss)	(872,084,399)	(370,328,286)	65,845,889	(20,606,243)	84,757,486
Net increase (decrease) in net asset value per share	(38.16)	(109.71)	13.48	(57.44)	(45.60)

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Total assets	$38,879,917	$80,051,311	$68,626,038	$77,963,078	$4,107,427
Total shareholders’ equity at end of period	38,851,184	70,433,207	62,915,779	73,019,370	4,079,349
Net investment income (loss)	(761,335)	(528,581)	(821,690)	(566,310)	(10,459)
Net realized and unrealized gain (loss)	(59,570,610)	(37,694,009)	41,585,400	(5,825,840)	(2,307,329)
Net income (loss)	(60,331,945)	(38,222,590)	40,763,710	(6,392,150)	(2,317,788)
Net increase (decrease) in net asset value per share	(43.08)	(93.70)	(0.84)	(251.71)	(392.08)

PROSHARES ULTRA GOLD

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$72,172,441	$104,091,956	$141,039,466	$350,986,079	$407,538,760
Total shareholders’ equity at end of period	69,864,815	102,003,345	132,017,405	335,054,752	326,399,360
Net investment income (loss)	(796,424)	(1,157,348)	(1,925,215)	(3,169,265)	(2,975,486)
Net realized and unrealized gain (loss)	(22,915,651)	(784,329)	(156,804,545)	31,641,746	10,169,127
Net income (loss)	(23,712,075)	(1,941,677)	(158,729,760)	28,472,481	7,193,641
Net increase (decrease) in net asset value per share	(10.27)	(1.25)	(42.51)	7.85	6.69

PROSHARES ULTRA SILVER

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$239,160,686	$305,793,515	$468,353,977	$894,123,114	$786,720,628
Total shareholders’ equity at end of period	216,416,642	291,169,743	465,479,519	747,725,400	606,824,420
Net investment income (loss)	(2,507,859)	(3,968,608)	(5,280,707)	(6,918,157)	(7,956,212)
Net realized and unrealized gain (loss)	(88,492,326)	(165,444,157)	(558,275,777)	(32,752,438)	(438,094,409)
Net income (loss)	(91,000,185)	(169,412,765)	(563,556,484)	(39,670,595)	(446,050,621)
Net increase (decrease) in net asset value per share	(12.31)	(23.96)	(108.56)	(0.87)	(139.81)

PROSHARES ULTRA EURO

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$12,437,492	$3,089,736	$2,626,494	$4,876,503	$10,079,176
Total shareholders’ equity at end of period	10,857,730	2,981,441	2,603,827	4,870,316	9,554,748
Net investment income (loss)	(104,071)	(22,247)	(35,024)	(60,126)	(75,102)
Net realized and unrealized gain (loss)	(1,274,395)	(625,043)	224,084	207,279	(512,495)
Net income (loss)	(1,378,466)	(647,290)	189,060	147,153	(587,597)
Net increase (decrease) in net asset value per share	(4.36)	(6.16)	1.68	0.46	(1.87)

PROSHARES ULTRA YEN

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$5,483,876	$2,135,192	$2,960,724	$4,739,474	$5,475,400
Total shareholders’ equity at end of period	5,473,848	2,118,028	2,795,026	4,227,995	5,471,075
Net investment income (loss)	(44,423)	(20,862)	(31,774)	(44,440)	(39,572)
Net realized and unrealized gain (loss)	(196,091)	(396,529)	(1,544,017)	(1,198,640)	383,849
Net income (loss)	(240,514)	(417,391)	(1,575,791)	(1,243,080)	344,277
Net increase (decrease) in net asset value per share	(1.72)	(18.05)	(38.21)	(33.15)	11.91

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2015, 2014 and 2013, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Year Ended December 31, 2015	Interest Income Year Ended December 31, 2014	Interest Income Year Ended December 31, 2013
ProShares Managed Futures Strategy*	$—	$—	$	N/A
ProShares VIX Short-Term Futures ETF	42,319	47,562		77,010
ProShares VIX Mid-Term Futures ETF	8,293	16,573		25,811
ProShares Short VIX Short-Term Futures ETF	180,686	81,544		36,503
ProShares Ultra VIX Short-Term Futures ETF	156,187	72,700		70,016
ProShares UltraShort Bloomberg Commodity	2,698	1,232		1,899
ProShares UltraShort Bloomberg Crude Oil	60,884	110,620		113,487
ProShares UltraShort Bloomberg Natural Gas	5,830	16,306		8,620
ProShares UltraShort Gold	31,999	40,675		61,891
ProShares UltraShort Silver	23,831	30,901		60,178
ProShares Short Euro	4,504	4,716		1,996
ProShares UltraShort Australian Dollar	5,998	8,225		5,653
ProShares UltraShort Euro	264,845	199,596		224,967
ProShares UltraShort Yen	135,814	197,253		209,601
ProShares Ultra Bloomberg Commodity	733	1,330		2,066
ProShares Ultra Bloomberg Crude Oil	396,158	68,292		135,291
ProShares Ultra Bloomberg Natural Gas	20,167	15,961		33,341
ProShares Ultra Gold	42,700	54,755		130,437
ProShares Ultra Silver	156,353	179,642		348,317
ProShares Ultra Euro	2,797	1,083		1,901
ProShares Ultra Yen	3,609	1,101		1,795

*	Fund commenced investment operations on October 1, 2014.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 22, 2016, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2015.

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

Results of Operations for the Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013

ProShares Managed Futures Strategy

Since the Fund commenced investment operations on October 1, 2014, the Fund’s results of operations for the period ended December 31, 2014 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2015 and from commencement of operations to December 31, 2015:

	Year Ended December 31, 2015	October 1, 2014 (Commencement of Operations) through December 31, 2014
NAV beginning of period	$6,340,845	$200
NAV end of period	$7,187,022	$6,340,845
Percentage change in NAV	13.3%	3,170,322.5%
Shares outstanding beginning of period	300,010	10
Shares outstanding end of period	350,010	300,010
Percentage change in shares outstanding	16.7%	3,000,000.0%
Shares created	550,000	400,000
Shares redeemed	500,000	100,000
Per share NAV beginning of period	$21.14	$20.00
Per share NAV end of period	$20.53	$21.14
Percentage change in per share NAV	(2.9)%	5.7%
Percentage change in benchmark	(2.0)%	5.2%
Benchmark annualized volatility	5.3%	5.9%

During the period ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 300,010 outstanding Shares at December 31, 2014 to 350,010 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P Strategic Futures Index. By comparison, during the period ended December 31, 2014, the increase in the Fund’s NAV resulted primarily from 10 outstanding Shares at October 1, 2014 to 300,010 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P Strategic Futures Index.

For the period ended December 31, 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.9% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 5.7% for the period ended December 31, 2014, was primarily due to depreciation in the value of the futures contracts that make up the S&P Strategic Futures Index during the period ended December 31, 2015.

During the period ended December 31, 2015, the Fund’s per Share NAV reached its high for the period on January 29, 2015 at $21.88 per Share and reached its low for the period on October 9, 2015 at $20.20 per Share. By comparison, during the period ended December 31, 2014, the Fund’s per Share NAV reached its high for the period on December 29, 2014 at $21.16 per Share and reached its low for the period on October 7, 2014 at $19.89 per Share.

The benchmark’s decline of 2.0% for the year ended December 31, 2015, as compared to the benchmark’s rise of 5.2% for the period ended December 31, 2014, can be attributed to depreciation in value of the futures contracts that make up the S&P Strategic Futures Index during the period ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2015 and the period from commencement of operations to December 31, 2014:

	Year Ended December 31, 2015	October 1, 2014 (Commencement of Operations) through December 31, 2014
Net investment income (loss)	$(71,554)	$(7,531)
Management fee	16,121	—
Brokerage commission	7,768	604
Offering costs	59,479	16,401
Limitation by Sponsor	(11,814)	(9,474)
Net realized gain (loss)	(278,197)	109,006
Change in net unrealized appreciation/depreciation	(47,148)	104,327
Net income (loss)	$(396,899)	$205,802

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a decline in the futures prices during the year ended December 31, 2015.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$111,459,325	$270,398,554	$137,657,464
NAV end of period	$105,272,823	$111,459,325	$270,398,554
Percentage change in NAV	(5.6)%	(58.8)%	96.4%
Shares outstanding beginning of period	5,324,812	9,474,812	1,640,001
Shares outstanding end of period	7,949,812	5,324,812	9,474,812
Percentage change in shares outstanding	49.3%	(43.8)%	477.7%
Shares created	12,475,000	10,575,000	16,095,000
Shares redeemed	9,850,000	14,725,000	8,260,189
Per share NAV beginning of period	$20.93	$28.54	$83.94
Per share NAV end of period	$13.24	$20.93	$28.54
Percentage change in per share NAV	(36.7)%	(26.7)%	(66.0)%
Percentage change in benchmark	(36.1)%	(25.5)%	(65.7)%
Benchmark annualized volatility	78.6%	61.4%	57.9%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,324,812 outstanding Shares at December 31, 2014 to 7,949,812 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,474,812 outstanding Shares at December 31, 2013 to 5,324,812 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 1,640,001 outstanding Shares at December 31, 2012 to 9,474,812 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.7% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 26.7% for the year ended December 31, 2014, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 26.7% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 66.0% for the year ended December 31, 2013, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $24.15 per Share and reached its low for the year on August 10, 2015 at $10.35 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $36.25 per Share and reached its low for the year on December 5, 2014 at $17.25 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 3, 2013 at $76.11 per Share and reached its low for the year on December 26, 2013 at $27.63 per Share.

The benchmark’s decline of 36.1% for the year ended December 31, 2015, as compared to the benchmark’s decline of 25.5% for the year ended December 31, 2014, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2015. The benchmark’s decline of 25.5% for the year ended December 31, 2014, as compared to the benchmark’s decline of 65.7% for the year ended December 31, 2013, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(1,150,794)	$(1,118,548)	$(1,584,119)
Management fee	1,062,171	1,083,189	1,661,129
Brokerage commission	130,942	82,921	—
Net realized gain (loss)	(19,406,840)	(682,105)	(144,624,652)
Change in net unrealized appreciation/depreciation	(7,346,902)	22,911,077	(16,426,828)
Net income (loss)	$(27,904,536)	$21,110,424	$(162,635,599)

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decline in the futures prices and benchmark volatility during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the futures prices in conjunction with an increase in Share turnover and benchmark volatility during the year ended December 31, 2014.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$21,459,575	$51,134,323	$37,302,992
NAV end of period	$27,650,638	$21,459,575	$51,134,323
Percentage change in NAV	28.8%	(58.0)%	37.1%
Shares outstanding beginning of period	337,404	662,501	268,751
Shares outstanding end of period	512,404	337,404	662,501
Percentage change in shares outstanding	51.9%	(49.1)%	146.5%
Shares created	325,000	593,750	1,512,500
Shares redeemed	150,000	918,847	1,118,750
Per share NAV beginning of period	$63.60	$77.18	$138.80
Per share NAV end of period	$53.96	$63.60	$77.18
Percentage change in per share NAV	(15.2)%	(17.6)%	(44.4)%
Percentage change in benchmark	(14.3)%	(16.5)%	(43.8)%
Benchmark annualized volatility	38.8%	29.1%	25.1%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 337,404 outstanding Shares at December 31, 2014 to 512,404 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 662,501 outstanding Shares at December 31, 2013 to 337,404 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 268,751 outstanding Shares at December 31, 2012 to 662,501 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.2% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 17.6% for the year ended December 31, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 17.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 44.4% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on September 1, 2015 at $69.30 per Share and reached its low for the year on August 10, 2015 at $49.68 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $85.56 per Share and reached its low for the year on August 19, 2014 at $58.76 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 3, 2013 at $129.47 per Share and reached its low for the year on December 26, 2013 at $77.03 per Share.

The benchmark’s decline of 14.3 % for the year ended December 31, 2015, as compared to the benchmark’s decline of 16.5% for the year ended December 31, 2014, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2015. By comparison, the benchmark’s decline of 16.5% for the year ended December 31, 2014, as compared to the benchmark’s decline of 43.8% for the year ended December 31, 2013, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(240,600)	$(386,478)	$(546,566)
Management fee	233,390	392,120	572,377
Brokerage commission	15,503	10,931	—
Net realized gain (loss)	(3,334,581)	(14,377,068)	(28,219,941)
Change in net unrealized appreciation/depreciation	(605,352)	5,157,541	(3,428,310)
Net income (loss)	$(4,180,533)	$(9,606,005)	$(32,194,817)

The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in futures prices during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in futures prices during the year ended December 31, 2014.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$506,556,124	$141,751,202	$82,663,633
NAV end of period	$642,811,361	$506,556,124	$141,751,202
Percentage change in NAV	26.9%	257.4%	71.5%
Shares outstanding beginning of period	8,250,040	2,100,040	2,500,040
Shares outstanding end of period	12,650,040	8,250,040	2,100,040
Percentage change in shares outstanding	53.3%	292.9%	(16.0)%
Shares created	24,100,000	16,100,000	11,500,000
Shares redeemed	19,700,000	9,950,000	11,900,000
Per share NAV beginning of period	$61.40	$67.50	$33.06
Per share NAV end of period	$50.81	$61.40	$67.50
Percentage change in per share NAV	(17.2)%	(9.0)%	104.2%
Percentage change in benchmark	(36.1)%	(25.5)%	(65.7)%
Benchmark annualized volatility	78.6%	61.4%	57.9%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 8,250,040 outstanding Shares at December 31, 2014 to 12,650,040 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 2,100,040 outstanding Shares at December 31, 2013 to 8,250,040 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,500,040 outstanding Shares at December 31, 2012 to 2,100,040 outstanding Shares at December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.2% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 9.0% for the year ended December 31, 2014, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 9.0% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 104.2% for the year ended December 31, 2013, was primarily due to a decline in prices of the first and second month VIX futures during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on June 23, 2015 at $97.71 per Share and reached its low for the year on September 1, 2015 at $43.58 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on July 3, 2014 at $92.60 per Share and reached its low for the year on October 15, 2014 at $50.31 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on December 26, 2013 at $69.78 per Share and reached its low for the year on June 24, 2013 at $35.51 per Share.

The benchmark’s decline of 36.1% for the year ended December 31, 2015, as compared to the benchmark’s decline of 25.5% for the year ended December 31, 2014, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2015. The benchmark’s decline of 25.5% for the year ended December 31, 2014, as compared to the benchmark’s decline of 65.7% for the year ended December 31, 2013, can be attributed to a lesser decline of the prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(5,798,200)	$(4,285,469)	$(1,328,369)
Management fee	4,043,491	2,785,597	845,479
Brokerage commission	1,935,395	1,581,416	519,393
Net realized gain (loss)	69,828,657	76,945,361	87,181,110
Change in net unrealized appreciation/depreciation	27,107,500	(24,470,868)	9,505,925
Net income (loss)	$91,137,957	$48,189,024	$95,358,666

The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decline in futures prices during the year ended December 31, 2015. The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in futures prices during the year ended December 31, 2014.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$351,789,953	$226,233,584	$84,716,132
NAV end of period	$547,708,740	$351,789,953	$226,233,584
Percentage change in NAV	55.7%	55.5%	167.0%
Shares outstanding beginning of period	2,804,020	674,478	21,040
Shares outstanding end of period	19,502,448	2,804,020	674,478
Percentage change in shares outstanding	595.5%	315.7%	3,105.7%
Shares created	72,180,000	10,215,000	1,980,000
Shares redeemed	55,481,572	8,085,458	1,326,563
Per share NAV beginning of period	$125.46	$335.42	$4,026.43
Per share NAV end of period	$28.08	$125.46	$335.42
Percentage change in per share NAV	(77.6)%	(62.6)%	(91.7)%
Percentage change in benchmark	(36.1)%	(25.5)%	(65.7)%
Benchmark annualized volatility	78.6%	61.4%	57.9%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 2,804,020 outstanding Shares at December 31, 2014 to 19,502,448 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 674,478 outstanding Shares at December 31, 2013 to 2,804,020 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 21,040 outstanding Shares at December 31, 2012 to 674,478 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 77.6% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 62.6% for the year ended December 31, 2014, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 62.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 91.7% for the year ended December 31, 2013, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $164.28 per Share and reached its low for the year on December 1, 2015 at $24.28 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $522.60 per Share and reached its low for the year on December 5, 2014 at $90.15 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 3, 2013 at $3,261.25 per Share and reached its low for the year on December 26, 2013 at $314.45 per Share.

The benchmark’s decline of 36.1% for the year ended December 31, 2015, as compared to the benchmark’s decline of 25.5% for the year ended December 31, 2014, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2015. The benchmark’s decline of 25.5% for the year ended December 31, 2014, as compared to the benchmark’s decline of 65.7% for the year ended December 31, 2013, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(7,410,148)	$(5,359,486)	$(4,828,761)
Management fee	4,362,460	2,868,337	2,555,345
Brokerage commission	3,203,875	2,563,849	2,343,432
Net realized gain (loss)	(392,223,946)	(139,402,604)	(405,797,946)
Change in net unrealized appreciation/depreciation	(27,664,140)	63,590,463	(26,361,262)
Net income (loss)	$(427,298,234)	$(81,171,627)	$(436,987,969)

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decline in futures prices during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in futures prices during the year ended December 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$5,264,706	$3,797,427	$3,245,965
NAV end of period	$8,514,039	$5,264,706	$3,797,427
Percentage change in NAV	61.7%	38.6%	17.0%
Shares outstanding beginning of period	59,997	59,997	59,997
Shares outstanding end of period	59,997	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%	0.0%
Shares created	—	—	—
Shares redeemed	—	—	—
Per share NAV beginning of period	$87.75	$63.29	$54.10
Per share NAV end of period	$141.91	$87.75	$63.29
Percentage change in per share NAV	61.7%	38.6%	17.0%
Percentage change in benchmark	(24.7)%	(17.0)%	(9.6)%
Benchmark annualized volatility	15.4%	10.3%	10.0%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to December 31, 2015. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to December 31, 2014. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 61.7% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 38.6% for the year ended December 31, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV increase of 38.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 17.0% for the year ended December 31, 2013, was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 17, 2015 at $149.68 per Share and reached its low for the year on May 14, 2015 at $83.15 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $87.75 per Share and reached its low for the year on April 29, 2014 at $51.38 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on November 19, 2013 at $67.46 per Share and reached its low for the year on January 30, 2013 at $51.04 per Share.

The benchmark’s decline of 24.7% for the year ended December 31, 2015, as compared to the benchmark’s decline of 17.0% for the year ended December 31, 2014, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2015. The benchmark’s decline of 17.0% for the year ended December 31, 2014, as compared to the benchmark’s decline of 9.6% for the year ended December 31, 2013, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(56,626)	$(34,070)	$(32,130)
Management fee	59,324	35,302	34,029
Net realized gain (loss)	3,701,255	906,312	760,026
Change in net unrealized appreciation/depreciation	(395,296)	595,037	(176,434)
Net income (loss)	$3,249,333	$1,467,279	$551,462

The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater depreciation of the underlying components of the index during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a greater depreciation of the underlying components of the index during the year ended December 31, 2014.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$169,210,110	$256,060,149	$89,481,266
NAV end of period	$95,897,894	$169,210,110	$256,060,149
Percentage change in NAV	(43.3)%	(33.9)%	186.2%
Shares outstanding beginning of period	2,169,944	8,069,944	2,219,944
Shares outstanding end of period	719,944	2,169,944	8,069,944
Percentage change in shares outstanding	(66.8)%	(73.1)%	263.5%
Shares created	10,800,000	15,700,000	23,300,000
Shares redeemed	12,250,000	21,600,000	17,450,000
Per share NAV beginning of period	$77.98	$31.73	$40.31
Per share NAV end of period	$133.20	$77.98	$31.73
Percentage change in per share NAV	70.8%	145.8%	(21.3)%
Percentage change in benchmark	(44.4)%	(41.7)%	6.8%
Benchmark annualized volatility	45.5%	23.7%	18.0%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 2,169,944 outstanding Shares at December 31, 2014 to 719,944 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 8,069,944 outstanding Shares at December 31, 2013 to 2,169,944 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 8,069,944 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 70.8% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 145.8% for the year ended December 31, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV increase of 145.8% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 21.3% for the year ended December 31, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 21, 2015 at $144.87 per Share and reached its low for the year on June 10, 2015 at $52.91 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $77.98 per Share and reached its low for the year on June 20, 2014 at $24.07 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on April 17, 2013 at $45.45 per Share and reached its low for the year on September 9, 2013 at $26.59 per Share.

The benchmark’s decline of 44.4% for the year ended December 31, 2015, as compared to the benchmark’s decline of 41.7% for the year ended December 31, 2014, can be attributed to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2015. By comparison, the benchmark’s decline of 41.7% for the year ended December 31, 2014, as compared to the benchmark’s rise of 6.8% for the year ended December 31, 2013, can be attributed to a decrease in the price of WTI Crude Oil during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(2,166,211)	$(2,415,841)	$(2,544,628)
Management fee	1,978,613	2,448,428	2,581,084
Brokerage commission	248,482	78,033	77,031
Net realized gain (loss)	91,684,782	99,347,798	(12,299,811)
Change in net unrealized appreciation/depreciation	(33,951,907)	46,381,649	6,077,984
Net income (loss)	$55,566,664	$143,313,606	$(8,766,455)

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the price of WTI Crude Oil during the year ended December 31, 2014.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$14,688,564	$22,734,767	$12,768,340
NAV end of period	$10,462,856	$14,688,564	$22,734,767
Percentage change in NAV	(28.8)%	(35.4)%	78.1%
Shares outstanding beginning of period	174,952	324,952	125,008
Shares outstanding end of period	74,952	174,952	324,952
Percentage change in shares outstanding	(57.2)%	(46.2)%	159.9%
Shares created	450,000	2,850,000	587,500
Shares redeemed	550,000	3,000,000	387,556
Per share NAV beginning of period	$83.96	$69.96	$102.14
Per share NAV end of period	$139.59	$83.96	$69.96
Percentage change in per share NAV	66.3%	20.0%	(31.5)%
Percentage change in benchmark	(40.0)%	(30.7)%	4.9%
Benchmark annualized volatility	40.4%	42.1%	29.9%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 174,952 outstanding Shares at December 31, 2014 to 74,952 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 324,952 outstanding Shares at December 31, 2013 to 174,952 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the period ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 125,008 outstanding Shares at December 31, 2012 to 324,952 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 66.3% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 20.0% for the year ended December 31, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV increase of 20.0% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 31.5% for the year ended December 31, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 16, 2015 at $216.64 per Share and reached its low for the year on January 14, 2015 at $64.60 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $83.96 per Share and reached its low for the year on June 12, 2014 at $35.78 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on April 19, 2013 at $116.81 per Share and reached its low for the year on January 9, 2013 at $59.27 per Share.

The benchmark’s decline of 40.0% for the year ended December 31, 2015, as compared to the benchmark’s decline of 30.7% for the year ended December 31, 2014, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2015. The benchmark’s decline of 30.7% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.9% for the year ended December 31, 2013, can be attributed to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(177,124)	$(460,907)	$(209,360)
Management fee	112,277	385,014	172,542
Brokerage commission	70,677	92,199	45,438
Net realized gain (loss)	15,212,833	8,796,882	(2,584,895)
Change in net unrealized appreciation/depreciation	(6,412,461)	2,899,237	632,743
Net income (loss)	$8,623,248	$11,235,212	$(2,161,512)

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decrease in the price of Henry Hub Natural Gas, during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the price of Henry Hub Natural Gas, during the year ended December 31, 2014.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$81,861,762	$139,436,456	$92,416,742
NAV end of period	$74,971,764	$81,861,762	$139,436,456
Percentage change in NAV	(8.4)%	(41.3)%	50.9%
Shares outstanding beginning of period	846,978	1,346,978	1,446,978
Shares outstanding end of period	646,978	846,978	1,346,978
Percentage change in shares outstanding	(23.6)%	(37.1)%	(6.9)%
Shares created	150,000	550,000	2,650,000
Shares redeemed	350,000	1,050,000	2,750,000
Per share NAV beginning of period	$96.65	$103.52	$63.87
Per share NAV end of period	$115.88	$96.65	$103.52
Percentage change in per share NAV	19.9%	(6.6)%	62.1%
Percentage change in benchmark	(12.1)%	0.1%	(27.3)%
Benchmark annualized volatility	14.4%	12.9%	21.8%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 646,978 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 846,978 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,446,978 outstanding Shares at December 31, 2012 to 1,346,978 outstanding Shares at December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 19.9% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 6.6% for the year ended December 31, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 6.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 62.1% for the year ended December 31, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 17, 2015 at $118.51 per Share and reached its low for the year on January 22, 2015 at $83.07 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on November 5, 2014 at $109.00 per Share and reached its low for the year on March 14, 2014 at $77.10 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on June 28, 2013 at $114.11 per Share and reached its low for the year on January 1, 2013 at $61.07 per Share.

The benchmark’s decrease of 12.1% for the year ended December 31, 2015, as compared to the benchmark’s increase of 0.1% for the year ended December 31, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2015. By comparison, the benchmark’s increase of 0.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 27.3% for the year ended December 31, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2014.

Net Income /Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(703,582)	$(857,817)	$(1,175,860)
Management fee	735,540	898,453	1,237,712
Brokerage commission	41	39	39
Net realized gain (loss)	12,708,936	(5,312,609)	61,123,058
Change in net unrealized appreciation/depreciation	4,098,510	(7,934,003)	1,901,341
Net income (loss)	$16,103,864	$(14,104,429)	$61,848,539

The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2015. By comparison, the Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2014.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$53,007,867	$112,989,686	$100,656,703
NAV end of period	$55,987,938	$53,007,867	$112,989,686
Percentage change in NAV	5.6%	(53.1)%	12.3%
Shares outstanding beginning of period	916,978	2,516,978	3,916,978
Shares outstanding end of period	866,978	916,978	2,516,978
Percentage change in shares outstanding	(5.5)%	(63.6)%	(35.7)%
Shares created	1,650,000	1,800,000	6,900,000
Shares redeemed	1,700,000	3,400,000	8,300,000
Per share NAV beginning of period	$57.81	$44.89	$25.70
Per share NAV end of period	$64.58	$57.81	$44.89
Percentage change in per share NAV	11.7%	28.8%	74.7%
Percentage change in benchmark	(13.5)%	(18.1)%	(34.9)%
Benchmark annualized volatility	24.1%	21.8%	31.5%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. The increase in the Fund’s NAV was offset by a decrease from 916,978 outstanding shares at December 31, 2014 to 866,978 outstanding shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 2,516,978 outstanding Shares at December 31, 2013 to 916,978 outstanding shares at December 31,

2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 3,916,978 outstanding Shares at December 31, 2012 to 2,516,978 outstanding Shares at December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.7% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 28.8% for the year ended December 31, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV increase of 28.8% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 74.7% for the year ended December 31, 2013, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 14, 2015 at $66.08 per Share and reached its low for the year on January 23, 2015 at $43.39 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on November 6, 2014 at $65.64 per Share and reached its low for the year on February 24, 2014 at $34.40 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on June 27, 2013 at $56.84 per Share and reached its low for the year on January 23, 2013 at $21.86 per Share.

The benchmark’s decline of 13.5% for the year ended December 31, 2015, as compared to the benchmark’s decline of 18.1% for the year ended December 31, 2014, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2015. The benchmark’s decline of 18.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 34.9% for the year ended December 31, 2013, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(516,464)	$(585,841)	$(973,304)
Management fee	540,253	616,703	1,033,442
Brokerage commission	42	39	40
Net realized gain (loss)	10,756,758	15,119,117	113,463,320
Change in net unrealized appreciation/depreciation	4,186,942	2,807,756	(21,564,801)
Net income (loss)	$14,427,236	$17,341,032	$90,925,215

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2015. By comparison, the Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the Share split for ProShares UltraShort Silver.
†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$14,021,804	$8,896,842	$3,763,040
NAV end of period	$17,510,898	$14,021,804	$8,896,842
Percentage change in NAV	24.9%	57.6%	136.4%
Shares outstanding beginning of period	350,005	250,005	100,005
Shares outstanding end of period	400,005	350,005	250,005
Percentage change in shares outstanding	14.3%	40.0%	150.0%
Shares created	550,000	250,000	150,000
Shares redeemed	500,000	150,000	—
Per share NAV beginning of period	$40.06	$35.59	$37.63
Per share NAV end of period	$43.78	$40.06	$35.59
Percentage change in per share NAV	9.3%	12.6%	(5.4)%
Percentage change in benchmark	(10.2)%	(12.0)%	4.3%
Benchmark annualized volatility	12.1%	6.1%	7.5%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding shares at December 31, 2014 to 400,005 outstanding shares at December 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 250,005 outstanding Shares at December 31, 2013 to 350,005 outstanding shares at December 31, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 100,005 outstanding Shares at December 31, 2012 to 250,005 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.3% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 12.6% for the year ended December 31, 2014, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2015. The Fund’s per Share NAV increase of 12.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 5.4% for the year ended December 31, 2013, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on March 13, 2015 at $46.07 per Share and reached its low for the year on January 2, 2015 at $40.37 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $40.06 per Share and reached its low for the year on May 6, 2014 at $35.07 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on March 27, 2013 at $38.76 per Share and reached its low for the year on December 30, 2013 at $35.56 per Share.

The benchmark’s decline of 10.2% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.0% for the year ended December 31, 2014, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended December 31, 2015. By comparison, the benchmark’s decline of 12.0% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.3% for the year ended December 31, 2013, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(178,761)	$(118,247)	$(51,170)
Management fee	179,286	121,126	35,075
Brokerage commission	3,979	1,837	812
Offering costs	—	—	45,511
Limitation by Sponsor	—	—	(28,232)
Net realized gain (loss)	1,559,643	1,593,450	(381,830)
Change in net unrealized appreciation/depreciation	(142,063)	418,090	22,288
Net income (loss)	$1,238,819	$1,893,293	$(410,712)

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar and a higher asset base during the year ended December 31, 2015. The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the value of the euro versus the U.S. dollar and a higher asset base during the year ended December 31, 2014.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$23,120,790	$27,983,279	$3,780,999
NAV end of period	$20,460,679	$23,120,790	$27,983,279
Percentage change in NAV	(11.5)%	(17.4)%	640.1%
Shares outstanding beginning of period	450,005	600,005	100,005
Shares outstanding end of period	350,005	450,005	600,005
Percentage change in shares outstanding	(22.2)%	(25.0)%	500.0%
Shares created	50,000	—	500,000
Shares redeemed	150,000	150,000	—
Per share NAV beginning of period	$51.38	$46.64	$37.81
Per share NAV end of period	$58.46	$51.38	$46.64
Percentage change in per share NAV	13.8%	10.2%	23.4%
Percentage change in benchmark	(10.7)%	(8.6)%	(14.1)%
Benchmark annualized volatility	11.9%	8.4%	10.1%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 600,005 outstanding Shares at December 31, 2013 to 450,005 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 600,005 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.8% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 10.2% for the year ended December 31, 2014, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2015. The Fund’s per Share NAV increase of 10.2% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 23.4% for the year ended December 31, 2013, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on September 4, 2015 at $66.75 per Share and reached its low for the year on May 13, 2015 at $50.07 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 23, 2014 at $52.32 per Share and reached its low for the year on July 1, 2014 at $39.67 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on August 2, 2013 at $48.58 per Share and reached its low for the year on April 11, 2013 at $35.89 per Share.

The benchmark’s decline of 10.7% for the year ended December 31, 2015, as compared to the benchmark’s decline of 8.6% for the year ended December 31, 2014, can be attributed to a greater decline in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2015. By comparison, the benchmark’s decline of 8.6% for the year ended December 31, 2014, as compared to the benchmark’s decline of 14.1% for the year ended December 31, 2013, can be attributed to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(209,987)	$(213,183)	$(159,424)
Management fee	199,845	208,597	106,713
Brokerage commission	16,140	12,811	11,753
Offering costs	—	—	47,870
Limitation by Sponsor	—	—	(1,259)
Net realized gain (loss)	4,330,688	2,296,708	2,720,005
Change in net unrealized appreciation/depreciation	(1,164,304)	(175,587)	833,294
Net income (loss)	$2,956,397	$1,907,938	$3,393,875

The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decline in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2015. The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2014.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$517,191,349	$418,001,115	$526,778,026
NAV end of period	$522,306,518	$517,191,349	$418,001,115
Percentage change in NAV	1.0%	23.7%	(20.6)%
Shares outstanding beginning of period	23,950,014	24,500,014	27,700,014
Shares outstanding end of period	20,450,014	23,950,014	24,500,014
Percentage change in shares outstanding	(14.6)%	(2.2)%	(11.6)%
Shares created	12,600,000	4,500,000	6,250,000
Shares redeemed	16,100,000	5,050,000	9,450,000
Per share NAV beginning of period	$21.59	$17.06	$19.02
Per share NAV end of period	$25.54	$21.59	$17.06
Percentage change in per share NAV	18.3%	26.6%	(10.3)%
Percentage change in benchmark	(10.2)%	(12.0)%	4.3%
Benchmark annualized volatility	12.1%	6.1%	7.5%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 23,950,014 outstanding Shares at December 31, 2014 to 20,450,014 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 24,500,014 outstanding Shares at December 31, 2013 to 23,950,014 outstanding Shares at December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 24,500,014 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.3% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 26.6% for the year ended December 31, 2014, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2015. The Fund’s per Share NAV increase of 26.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 10.3% for the year ended December 31, 2013, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on March 13, 2015 at $28.50 per Share and reached its low for the year on January 2, 2015 at $21.94 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $21.59 per Share and reached its low for the year on May 6, 2014 at $16.52 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on March 27, 2013 at $20.16 per Share and reached its low for the year on December 30, 2013 at $16.96 per Share.

The benchmark’s decline of 10.2% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.0% for the year ended December 31, 2014, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2015. By comparison, the benchmark’s decline of 12.0% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.3% for the year ended December 31, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(5,000,587)	$(3,994,145)	$(4,375,512)
Management fee	5,265,432	4,193,741	4,600,479
Net realized gain (loss)	131,674,081	83,683,592	(48,055,883)
Change in net unrealized appreciation/depreciation	(45,497,112)	30,499,215	(588,667)
Net income (loss)	$81,176,382	$110,188,662	$(53,020,062)

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2014.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$531,471,873	$588,121,516	$408,563,630
NAV end of period	$237,372,900	$531,471,873	$588,121,516
Percentage change in NAV	(55.3)%	(9.6)%	43.9%
Shares outstanding beginning of period	5,949,294	8,299,294	8,049,294
Shares outstanding end of period	2,699,294	5,949,294	8,299,294
Percentage change in shares outstanding	(54.6)%	(28.3)%	3.1%
Shares created	1,350,000	2,850,000	5,650,000
Shares redeemed	4,600,000	5,200,000	5,400,000
Per share NAV beginning of period	$89.33	$70.86	$50.76
Per share NAV end of period	$87.94	$89.33	$70.86
Percentage change in per share NAV	(1.6)%	26.1%	39.6%
Percentage change in benchmark	(0.4)%	(12.1)%	(17.6)%
Benchmark annualized volatility	8.2%	7.9%	12.3%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 2,699,294 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,949,294 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 8,049,294 outstanding Shares at December 31, 2012 to 8,299,294 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.6% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 26.1% for the year ended December 31, 2014, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2015. The Fund’s per Share NAV increase of 26.1% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 39.6% for the year ended December 31, 2013, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on June 5, 2015 at $97.30 per Share and reached its low for the year on January 15, 2015 at $84.11 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 5, 2014 at $92.07 per Share and reached its low for the year on July 17, 2014 at $64.75 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on December 31, 2013 at $70.86 per Share and reached its low for the year on January 8, 2013 at $51.09 per Share.

The benchmark’s decline of 0.4% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.1% for the year ended December 31, 2014, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015. By comparison, the benchmark’s decline of 12.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 17.6% for the year ended December 31, 2013, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(3,623,678)	$(3,741,601)	$(4,398,231)
Management fee	3,759,492	3,938,854	4,607,832
Net realized gain (loss)	8,806,429	127,860,058	164,024,125
Change in net unrealized appreciation/depreciation	(12,347,563)	(30,986,352)	(8,704,656)
Net income (loss)	$(7,164,812)	$93,132,105	$150,921,238

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015. By comparison, the Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014.

ProShares Ultra Bloomberg Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$2,606,920	$2,915,034	$6,097,211
NAV end of period	$7,105,984	$2,606,920	$2,915,034
Percentage change in NAV	172.6%	(10.6)%	(52.2)%
Shares outstanding beginning of period	50,004	37,504	62,504
Shares outstanding end of period	249,965	50,004	37,504
Percentage change in shares outstanding	399.9%	33.3%	(40.0)%

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Shares created	225,000	12,500	—
Shares redeemed	25,039	—	25,000
Per share NAV beginning of period	$52.13	$77.73	$97.55
Per share NAV end of period	$28.43	$52.13	$77.73
Percentage change in per share NAV	(45.5)%	(32.9)%	(20.3)%
Percentage change in benchmark	(24.7)%	(17.0)%	(9.6)%
Benchmark annualized volatility	15.4%	10.3%	10.0%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 50,004 outstanding Shares at December 31, 2014 to 249,965 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. The decrease in the Fund’s NAV was offset by an increase from 37,504 outstanding Shares at December 31, 2013 to 50,004 outstanding Shares at December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 62,504 outstanding shares at December 31, 2012 to 37,504 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 45.5% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 32.9% for the year ended December 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 32.9% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 20.3% for the year ended December 31, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on May 14, 2015 at $52.57 per Share and reached its low for the year on December 17, 2015 at $27.07 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on April 29, 2014 at $93.80 per Share and reached its low for the year on December 31, 2014 at $52.13 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 30, 2013 at $102.88 per Share and reached its low for the year on November 19, 2013 at $73.32 per Share.

The benchmark’s decline of 24.7% for the year ended December 31, 2015, as compared to the benchmark’s decline of 17.0% for the year ended December 31, 2014, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2015. By comparison, the benchmark’s decline of 17.0% for the year ended December 31, 2014, as compared to the benchmark’s decline of 9.6% for the year ended December 31, 2013, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(33,542)	$(30,991)	$(38,477)
Management fee	34,275	32,321	40,543
Net realized gain (loss)	(2,952,171)	(1,065,579)	(1,254,295)
Change in net unrealized appreciation/depreciation	146,716	(346,460)	321,274
Net income (loss)	$(2,838,997)	$(1,443,030)	$(971,498)

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater depreciation of the underlying components of the index, during the year ended December 31, 2015. By comparison, the Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a greater depreciation of the underlying components of the index, during the year ended December 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for ProShares Ultra Bloomberg Commodity.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$450,562,988	$142,773,429	$483,508,964
NAV end of period	$783,922,475	$450,562,988	$142,773,429
Percentage change in NAV	74.0%	215.6%	(70.5)%
Shares outstanding beginning of period	8,879,834	889,834	3,289,834
Shares outstanding end of period	62,327,867	8,879,834	889,834
Percentage change in shares outstanding	601.9%	897.9%	(73.0)%
Shares created	86,830,000	10,080,000	2,290,000
Shares redeemed	33,381,967	2,090,000	4,690,000
Per share NAV beginning of period	$50.74	$160.45	$146.97
Per share NAV end of period	$12.58	$50.74	$160.45
Percentage change in per share NAV	(75.2)%	(68.4)%	9.2%
Percentage change in benchmark	(44.4)%	(41.7)%	6.8%
Benchmark annualized volatility	45.5%	23.7%	18.0%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 8,879,834 outstanding Shares at December 31, 2014 to 62,327,867 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 889,834 outstanding Shares at December 31, 2013 to 8,879,834 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 3,289,834 outstanding Shares at December 31, 2012 to 889,834 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 75.2% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 68.4% for the year ended December 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 68.4% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 9.2% for the year ended December 31, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on May 6, 2015 at $50.96 per Share and reached its low for the year on December 21, 2015 at $11.79 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on June 20, 2014 at $200.70 per Share and reached its low for the year on December 31, 2014 at $50.74 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on September 6, 2013 at $199.35 per Share and reached its low for the year on April 17, 2013 at $125.30 per Share.

The benchmark’s decline of 44.4% for the year ended December 31, 2015, as compared to the benchmark’s decline of 41.7% for the year ended December 31, 2014, can be attributed to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2015. By comparison, the benchmark’s decline of 41.7% for the year ended December 31, 2014, as compared to the benchmark’s rise of 6.8% for the year ended December 31, 2013, can be attributed to a decrease in the price of WTI Crude Oil during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(8,473,155)	$(1,766,364)	$(2,196,281)
Management fee	8,230,180	1,769,248	2,275,701
Brokerage commission	639,133	65,408	55,871
Net realized gain (loss)	(896,154,368)	(243,314,151)	120,757,237
Change in net unrealized appreciation/depreciation	32,543,124	(125,247,771)	(52,715,067)
Net income (loss)	$(872,084,399)	$(370,328,286)	$65,845,889

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2015. By comparison, the Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the price of WTI Crude Oil during the year ended December 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$70,433,207	$62,915,779	$73,019,370
NAV end of period	$38,851,184	$70,433,207	$62,915,779
Percentage change in NAV	(44.8)%	11.9%	(13.8)%
Shares outstanding beginning of period	1,142,485	404,985	467,485
Shares outstanding end of period	2,092,170	1,142,485	404,985
Percentage change in shares outstanding	83.1%	182.1%	(13.4)%
Shares created	2,137,500	1,437,500	1,350,000
Shares redeemed	1,187,815	700,000	1,412,500
Per share NAV beginning of period	$61.65	$155.35	$156.20
Per share NAV end of period	$18.57	$61.65	$155.35
Percentage change in per share NAV	(69.9)%	(60.3)%	(0.5)%
Percentage change in benchmark	(40.0)%	(30.7)%	4.9%
Benchmark annualized volatility	40.4%	42.1%	29.9%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,142,485 outstanding Shares at December 31, 2014 to 2,092,170 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 404,985 outstanding Shares at December 31, 2013 to 1,142,485 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 467,485 outstanding Shares at December 31, 2012 to 404,985 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 69.9% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 60.3% for the year ended December 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 60.3% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 0.5% for the year ended December 31, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 14, 2015 at $74.33 per Share and reached its low for the year on December 16, 2015 at $12.83 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on January 29, 2014 at $255.12 per Share and reached its low for the year on December 31, 2014 at $61.65 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on April 19, 2013 at $237.28 per Share and reached its low for the year on November 4, 2013 at $109.64 per Share.

The benchmark’s decline of 40.0% for the year ended December 31, 2015, as compared to the benchmark’s decline of 30.7% for the year ended December 31, 2014, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2015. By comparison, the benchmark’s decline of 30.7% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.9% for the year ended December 31, 2013, can be attributed to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(761,335)	$(528,581)	$(821,690)
Management fee	574,158	455,794	707,598
Brokerage commission	207,344	88,748	147,433
Net realized gain (loss)	(100,772,476)	(6,459,728)	41,422,856
Change in net unrealized appreciation/depreciation	41,201,866	(31,234,281)	162,544
Net income (loss)	$(60,331,945)	$(38,222,590)	$40,763,710

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2015. By comparison, the Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$102,003,345	$132,017,405	$335,054,752
NAV end of period	$69,864,815	$102,003,345	$132,017,405
Percentage change in NAV	(31.5)%	(22.7)%	(60.6)%
Shares outstanding beginning of period	2,550,014	3,200,014	4,000,014
Shares outstanding end of period	2,350,014	2,550,014	3,200,014
Percentage change in shares outstanding	(7.8)%	(20.3)%	(20.0)%
Shares created	150,000	300,000	550,000
Shares redeemed	350,000	950,000	1,350,000
Per share NAV beginning of period	$40.00	$41.26	$83.76
Per share NAV end of period	$29.73	$40.00	$41.26
Percentage change in per share NAV	(25.7)%	(3.1)%	(50.7)%
Percentage change in benchmark	(12.1)%	0.1%	(27.3)%
Benchmark annualized volatility	14.4%	12.9%	21.8%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,350,014 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,550,014 outstanding Shares at December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV also resulted in part from a decrease from 4,000,014 outstanding Shares at December 31, 2012 to 3,200,014 outstanding Shares at December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 25.7% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 3.1% for the year ended December 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 3.1% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 50.7% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 22, 2015 at $46.03 per Share and reached its low for the year on December 17, 2015 at $29.17 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on March 14, 2014 at $54.16 per Share and reached its low for the year on November 5, 2014 at $36.05 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 2, 2013 at $87.40 per Share and reached its low for the year on December 20, 2013 at $40.65 per Share.

The benchmark’s decrease of 12.1% for the year ended December 31, 2015, as compared to the benchmark’s increase of 0.1% for the year ended December 31, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2015. By comparison, the benchmark’s increase of 0.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 27.3% for the year ended December 31, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(796,424)	$(1,157,348)	$(1,925,215)
Management fee	839,083	1,212,064	2,055,613
Brokerage commission	41	39	39
Net realized gain (loss)	(18,606,208)	(9,672,972)	(165,625,006)
Change in net unrealized appreciation/depreciation	(4,309,443)	8,888,643	8,820,461
Net income (loss)	$(23,712,075)	$(1,941,677)	$(158,729,760)

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the year ended December 31, 2014.

† On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$291,169,743	$465,479,519	$747,725,400
NAV end of period	$216,416,642	$291,169,743	$465,479,519
Percentage change in NAV	(25.7)%	(37.4)%	(37.7)%
Shares outstanding beginning of period	7,396,533	7,350,007	4,350,007
Shares outstanding end of period	7,996,533	7,396,533	7,350,007
Percentage change in shares outstanding	8.1%	0.6%	69.0%
Shares created	2,700,000	2,487,500	4,112,500
Shares redeemed	2,100,000	2,440,974	1,112,500
Per share NAV beginning of period	$39.37	$63.33	$171.89
Per share NAV end of period	$27.06	$39.37	$63.33
Percentage change in per share NAV	(31.3)%	(37.8)%	(63.2)%
Percentage change in benchmark	(13.5)%	(18.1)%	(34.9)%
Benchmark annualized volatility	24.1%	21.8%	31.5%

During the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,996,533 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,350,007 outstanding Shares at December 31, 2013 to 7,396,533 outstanding Shares at December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,350,007 outstanding Shares at December 31, 2012 to 7,350,007 outstanding Shares at December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.3% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 37.8% for the year ended December 31, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 37.8% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 63.2% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 23, 2015 at $50.86 per Share and reached its low for the year on December 14, 2015 at $26.73 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 24, 2014 at $80.11 per Share and reached its low for the year on November 6, 2014 at $36.63 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 23, 2013 at $197.58 per Share and reached its low for the year on December 4, 2013 at $60.89 per Share.

The benchmark’s decline of 13.5% for the year ended December 31, 2015, as compared to the benchmark’s decline of 18.1% for the year ended December 31, 2014, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2015. The benchmark’s decline of 18.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 34.9% for the year ended December 31, 2013, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(2,507,859)	$(3,968,608)	$(5,280,707)
Management fee	2,664,160	4,148,207	5,628,988
Brokerage commission	52	43	36
Net realized gain (loss)	(78,309,750)	(155,543,194)	(701,518,468)
Change in net unrealized appreciation/depreciation	(10,182,576)	(9,900,963)	143,242,691
Net income (loss)	$(91,000,185)	$(169,412,765)	$(563,556,484)

The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2014.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$2,981,441	$2,603,827	$4,870,316
NAV end of period	$10,857,730	$2,981,441	$2,603,827
Percentage change in NAV	264.2%	14.5%	(46.5)%
Shares outstanding beginning of period	150,014	100,014	200,014
Shares outstanding end of period	700,014	150,014	100,014
Percentage change in shares outstanding	366.6%	50.0%	(50.0)%
Shares created	950,000	50,000	50,000
Shares redeemed	400,000	—	150,000
Per share NAV beginning of period	$19.87	$26.03	$24.35
Per share NAV end of period	$15.51	$19.87	$26.03
Percentage change in per share NAV	(21.9)%	(23.7)%	6.9%
Percentage change in benchmark	(10.2)%	(12.0)%	4.3%
Benchmark annualized volatility	12.1%	6.1%	7.5%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 700,014 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 100,014 outstanding Shares at December 31, 2013 to 150,014 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 200,014 outstanding Shares at December 31, 2012 to 100,014 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.9% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2014, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 6.9% for the year ended December 31, 2013, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 2, 2015 at $19.55 per Share and reached its low for the year on November 30, 2015 at $14.73 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on March 18, 2014 at $26.63 per Share and reached its low for the year on December 31, 2014 at $19.87 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on October 25, 2013 at $26.28 per Share and reached its low for the year on July 9, 2013 at $22.64 per Share.

The benchmark’s decline of 10.2% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.0% for the year ended December 31, 2014, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2015. By comparison, the benchmark’s decline of 12.0% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.3% for the year ended December 31, 2013, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(104,071)	$(22,247)	$(35,024)
Management fee	106,868	23,330	36,925
Net realized gain (loss)	(1,982,317)	(420,528)	210,205
Change in net unrealized appreciation/depreciation	707,922	(204,515)	13,879
Net income (loss)	$(1,378,466)	$(647,290)	$189,060

The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2015. By comparison, the Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2014.

ProShares Ultra Yen*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NAV beginning of period	$2,118,028	$2,795,026	$4,227,995
NAV end of period	$5,473,848	$2,118,028	$2,795,026
Percentage change in NAV	158.4%	(24.2)%	(33.9)%
Shares outstanding beginning of period	37,504	37,504	37,504
Shares outstanding end of period	99,974	37,504	37,504
Percentage change in shares outstanding	166.6%	0.0%	0.0%
Shares created	75,000	12,500	12,500
Shares redeemed	12,530	12,500	12,500
Per share NAV beginning of period	$56.47	$74.53	$112.73
Per share NAV end of period	$54.75	$56.47	$74.53
Percentage change in per share NAV	(3.0)%	(24.2)%	(33.9)%
Percentage change in benchmark	(0.4)%	(12.1)%	(17.6)%
Benchmark annualized volatility	8.2%	7.9%	12.3%

During the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2014 to 99,974 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 24.2% for the year ended December 31, 2014, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2015. The Fund’s per Share NAV decrease of 24.2% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 33.9% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2014.

During the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $59.83 per Share and reached its low for the year on June 5, 2015 at $50.86 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 3, 2014 at $80.84 per Share and reached its low for the year on December 5, 2014 at $55.12 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 8, 2013 at $111.88 per Share and reached its low for the year on December 31, 2013 at $74.52 per Share.

The benchmark’s decline of 0.4% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.1% for the year ended December 31, 2014, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015. By comparison, the benchmark’s decline of 12.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 17.6% for the year ended December 31, 2013, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net investment income (loss)	$(44,423)	$(20,862)	$(31,774)
Management fee	48,032	21,963	33,569
Net realized gain (loss)	(472,907)	(540,304)	(1,879,101)
Change in net unrealized appreciation/depreciation	276,816	143,775	335,084
Net income (loss)	$(240,514)	$(417,391)	$(1,575,791)

The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015. By comparison, the Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for ProShares Ultra Yen.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Commodity Price Sensitivity and Exchange Rate Sensitivity

The Managed Futures Fund is exposed to commodity price risk through its holdings of commodity futures contracts and exchange rate risk through its holdings of currency and U.S. Treasury futures contracts. The following table provides information about the Managed Futures Fund’s Financial Instruments, which were sensitive to both commodity price and exchange rate risk. As of December 31, 2015 and 2014, the Managed Futures Fund’s positions were as follows:

ProShares Managed Futures Strategy:

As of December 31, 2015 and 2014, the Managed Futures Fund was exposed to commodity price and exchange rate risk through its holdings of Financial Instruments linked to the S&P Strategic Futures Index. The following table provides information about the Fund’s commodity and currency futures contracts as of December 31, 2015 and 2014, which were sensitive to commodity price risk and exchange rate price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	March 2016	4	$72.66	1,000	$290,640
Cocoa Futures (ICE)	Long	March 2016	9	3,211.00	10	288,990
Cotton No. 2 Futures (ICE)	Long	March 2016	9	0.63	50,000	284,760
Sugar #11 Futures (ICE)	Long	March 2016	11	0.15	112,000	187,757
Gold 100 OZ Futures (COMEX)	Short	February 2016	1	1,060.20	100	(106,020)
Gold Mini Futures (ICE)	Short	February 2016	4	1,060.20	32.15	(136,342)
Lean Hogs Futures (CME)	Short	February 2016	11	0.60	40,000	(263,120)
Live Cattle Futures (CME)	Short	February 2016	7	1.37	40,000	(383,040)
Natural Gas Futures (NYMEX)	Short	February 2016	7	2.34	10,000	(163,590)
NY Harbor ULSD Futures (NYMEX)	Short	February 2016	2	1.12	42,000	(94,408)
RBOB Gasoline Futures (NYMEX)	Short	February 2016	2	1.27	42,000	(106,764)
WTI Crude Oil Futures (NYMEX)	Short	February 2016	2	37.04	1,000	(74,080)
British Pound Fx Currency Futures (CME)	Short	March 2016	4	147.34	625	(368,350)
Euro Fx Currency Futures (CME)	Short	March 2016	2	1.09	125,000	(272,150)
Canadian Dollar Fx Currency Futures (CME)	Short	March 2016	5	72.33	1,000	(361,650)
Coffee ‘C’ Futures (ICE)	Short	March 2016	3	1.27	37,500	(142,537)
Copper Futures (COMEX)	Short	March 2016	4	2.14	25,000	(213,500)
Corn Futures (CBT)	Short	March 2016	11	3.59	5,000	(197,312)
Japanese Yen Fx Currency Futures (CME)	Short	March 2016	5	83.33	1,250	(520,813)
Silver Futures (COMEX)	Short	March 2016	1	13.80	5,000	(69,015)
Silver Mini Futures (ICE)	Short	March 2016	4	13.80	1,000	(55,212)
Soybean Futures (CBT)	Short	March 2016	5	8.64	5,000	(216,063)
Swiss Franc Fx Currency Futures (CME)	Short	March 2016	2	100.32	1,250	(250,800)
U.S. 10 YR Note Futures (CBT)	Short	March 2016	9	125.91	1,000	(1,133,156)
U.S. Treasury Long Bond Futures—CBT	Short	March 2016	5	153.75	1,000	(768,750)
Wheat Futures (CBT)	Short	March 2016	9	4.70	5,000	(211,500)

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Coffee ‘C’ Futures (ICE)	Long	March 2015	1	$1.67	37,500	$62,475
Soybean Futures (CBT)	Long	March 2015	3	10.24	5,000	153,525
US Treasury Long Bond Futures (CBT)	Long	March 2015	3	144.56	1,000	433,688
US 10 YR Note Futures (CBT)	Long	March 2015	6	126.80	1,000	760,781
Live Cattle Futures (CME)	Long	April 2015	5	1.62	40,000	324,800
Corn Futures (CBT)	Long	July 2015	6	4.13	5,000	123,750
Wheat Futures (CBT)	Long	December 2015	4	6.15	5,000	122,950
Natural Gas Futures (NYMEX)	Long	January 2016	3	3.53	10,000	105,930
Gold Mini Futures (ICE)	Short	February 2015	4	1,184.10	32.15	(152,275)
Lean Hogs Futures (CME)	Short	February 2015	6	0.81	40,000	(194,880)
NY Harbor ULSD Futures (NYMEX)	Short	February 2015	2	1.83	42,000	(154,022)
RBOB Gasoline Futures (NYMEX)	Short	February 2015	2	1.47	42,000	(123,656)
WTI Crude Oil Mini Futures (NYMEX)	Short	February 2015	4	53.27	500	(106,472)
Australian Dollar Fx Currency Futures (CME)	Short	March 2015	3	81.22	1,000	(243,660)
British Pound Fx Currency Futures (CME)	Short	March 2015	6	155.70	625	(583,875)
Canadian Dollar Fx Currency Futures (CME)	Short	March 2015	4	85.97	1,000	(343,880)
Cocoa Futures (ICE)	Short	March 2015	13	2,910.00	10	(378,300)
Copper Futures (COMEX)	Short	March 2015	3	2.83	25,000	(211,913)
Copper Mini Futures (COMEX)	Short	March 2015	3	2.83	12,500	(105,975)
Cotton No. 2 Futures (ICE)	Short	March 2015	5	0.60	50,000	(150,675)
Euro Fx Currency Mini Futures (CME)	Short	March 2015	5	1.21	62,500	(378,344)
Japanese Yen Fx Currency Futures (CME)	Short	March 2015	3	83.49	1,250	(313,088)
Silver Mini Futures (ICE)	Short	March 2015	6	15.60	1,000	(93,594)
Swiss Franc Fx Currency Futures (CME)	Short	March 2015	3	100.74	1,250	(377,775)
Sugar #11 Futures (ICE)	Short	March 2015	8	0.15	112,000	(130,099)

The December 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current applicable commodity or exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2015 and 2014, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of December 31, 2015 and 2014, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2016	2,821	$18.53	1,000	$52,259,025
VIX Futures (CBOE)	Long	February 2016	2,821	18.88	1,000	53,246,375

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2015	3,326	$18.03	1,000	$59,951,150
VIX Futures (CBOE)	Long	February 2015	2,775	18.23	1,000	50,574,375

The December 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2015 and 2014, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2016	235	$19.35	1,000	$4,547,250
VIX Futures (CBOE)	Long	May 2016	469	19.50	1,000	9,145,500
VIX Futures (CBOE)	Long	June 2016	469	19.75	1,000	9,262,750
VIX Futures (CBOE)	Long	July 2016	234	20.05	1,000	4,691,700

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2015	205	$18.63	1,000	$3,818,125
VIX Futures (CBOE)	Long	May 2015	376	18.88	1,000	7,097,000
VIX Futures (CBOE)	Long	June 2015	376	19.13	1,000	7,191,000
VIX Futures (CBOE)	Long	July 2015	172	19.48	1,000	3,349,700

The December 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2015 and 2014, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2016	17,150	$18.53	1,000	$(317,703,750)
VIX Futures (CBOE)	Short	February 2016	17,151	18.88	1,000	(323,725,125)

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2015	15,388	$18.03	1,000	$(277,368,700)
VIX Futures (CBOE)	Short	February 2015	12,811	18.23	1,000	(233,480,475)

The December 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2015 and 2014, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of December 31, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2016	29,321	$18.53	1,000	$543,171,525
VIX Futures (CBOE)	Long	February 2016	29,320	18.88	1,000	553,415,000

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2015	21,092	$18.03	1,000	$380,183,300
VIX Futures (CBOE)	Long	February 2015	17,586	18.23	1,000	320,497,650

The December 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2015 and 2014, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of December 31, 2015 and 2014, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Citibank N.A.	Short	$78.5588	$(1,923,025)
Bloomberg Commodity Index	Deutsche Bank AG	Short	78.5588	(7,650,954)
Bloomberg Commodity Index	Goldman Sachs International	Short	78.5588	(4,813,083)
Bloomberg Commodity Index	UBS AG	Short	78.5588	(2,647,863)

Swap Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$104.3285	$(4,847,743)
Bloomberg Commodity Index	Goldman Sachs International	Short	104.3285	(4,242,243)
Bloomberg Commodity Index	UBS AG	Short	104.3285	(1,460,197)

The December 31, 2015 and 2014 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2015 and 2014, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2016	2,367	$38.17	1,000	$(90,348,390)

Swap Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	79.2476	(19,234,533)
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$79.2476	$(29,881,854)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	79.2476	(17,799,590)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	79.2476	(8,303,436)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	79.2476	(26,258,293)

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2015	2,569	$53.70	1,000	$(137,955,300)

Swap Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$142.4858	$(66,394,305)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	142.4858	(57,892,826)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	142.4858	(21,413,784)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	142.4858	(54,735,210)

The December 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2015 and 2014 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2015 and 2014, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2016	886	$2.36	10,000	$(20,936,180)

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2015	1,014	$2.90	10,000	$(29,365,440)

The December 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of December 31, 2015 and 2014, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2016	2	$1,060.20	100	$(212,040)

Forward Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	1,059.96	(6,889,740)
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,060.01	$(72,186,681)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,059.96	(27,874,828)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,059.96	(14,839,440)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,059.96	(27,929,946)

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2015	2	$1,184.10	100	$(236,820)

Forward Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,205.99	$(85,504,691)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,205.99	(32,438,719)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,205.99	(16,522,063)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,205.99	(29,004,060)

The December 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2015 and 2014 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2015 and 2014, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2016	2	$13.80	5,000	$(138,030)

Forward Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$13.8218	$(44,962,315)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	13.8212	(28,298,907)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	13.8212	(9,066,707)
0.999 Fine Troy Ounce Silver	UBS AG	Short	13.8212	(29,508,262)

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2015	2	$15.60	5,000	$(155,990)

Forward Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$15.9718	$(54,447,866)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	15.9716	(19,094,048)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	15.9716	(10,972,489)
0.999 Fine Troy Ounce Silver	UBS AG	Short	15.9716	(21,338,058)

The December 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2015 and 2014 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2015 and 2014, each of the Currency Funds’ positions was as follows:

ProShares Short Euro:

As of December 31, 2015 and 2014, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2016	129	$1.09	125,000	$(17,553,675)

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2015	92	$1.21	125,000	$(13,923,050)

The December 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of December 31, 2015 and 2014, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2016	562	$72.66	1,000	$(40,834,920)

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2015	569	$81.22	1,000	$(46,214,180)

The December 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2015 and 2014, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/08/16	129,386,700	1.0868	$140,627,935
Euro	UBS AG	Long	01/08/16	75,393,200	1.0868	81,943,430
Euro	Goldman Sachs International	Short	01/08/16	(602,732,925)	1.0868	(655,098,912)
Euro	UBS AG	Short	01/08/16	(562,621,100)	1.0868	(611,502,135)

Foreign Currency Forward Contracts as of December 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/09/15	31,647,600	1.2101	$38,298,521
Euro	UBS AG	Long	01/09/15	40,314,300	1.2101	48,786,577
Euro	Goldman Sachs International	Short	01/09/15	(443,778,725)	1.2101	(537,041,321)
Euro	UBS AG	Short	01/09/15	(483,290,100)	1.2101	(584,856,233)

The December 31, 2015 and 2014 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2015 and 2014, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/08/16	5,938,040,200	0.00832	$49,402,434
Yen	UBS AG	Long	01/08/16	11,521,875,200	0.00832	95,858,003
Yen	Goldman Sachs International	Short	01/08/16	(33,696,676,000)	0.00832	(280,344,651)
Yen	UBS AG	Short	01/08/16	(40,852,769,100)	0.00832	(339,880,862)

Foreign Currency Forward Contracts as of December 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/09/15	8,266,326,300	0.00835	$69,025,668
Yen	UBS AG	Long	01/09/15	13,530,509,400	0.00835	112,982,770
Yen	Goldman Sachs International	Short	01/09/15	(72,481,612,100)	0.00835	(605,237,623)
Yen	UBS AG	Short	01/09/15	(76,736,367,800)	0.00835	(640,765,782)

The December 31, 2015 and 2014 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2015 and 2014, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Commodity:

As of December 31, 2015 and 2014, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Citibank N.A	Long	$78.5588	$1,622,466
Bloomberg Commodity Index	Deutsche Bank AG	Long	78.5588	6,571,903
Bloomberg Commodity Index	Goldman Sachs International	Long	78.5588	4,426,279
Bloomberg Commodity Index	UBS AG	Long	78.5588	1,576,626

Swap Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$104.3285	$2,207,567
Bloomberg Commodity Index	Goldman Sachs International	Long	104.3285	2,221,450
Bloomberg Commodity Index	UBS AG	Long	104.3285	780,251

The December 31, 2015 and 2014 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2015 and 2014, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2016	11,089	$38.17	1,000	$423,267,130

Swap Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$79.2476	$158,594,078
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	79.2476	292,553,469
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	79.2476	298,419,036
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	79.2476	100,733,521
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	79.2476	294,338,185

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2015	7,232	$53.70	1,000	$388,358,400

Swap Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$142.4858	$165,659,833
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	142.4858	151,188,034
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	142.4858	39,239,652
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	142.4858	156,716,204

The December 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2015 and 2014 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2015 and 2014, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2016	3,288	$2.36	10,000	$77,695,440

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2015	4,864	$2.90	10,000	$140,861,440

The December 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of December 31, 2015 and 2014, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2016	2	$1,060.20	100	$212,040

Forward Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,059.96	$3,179,880
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	1,060.01	67,734,639
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,059.96	25,036,255
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,059.96	16,323,384
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,059.96	27,240,972

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2015	2	$1,184.10	100	$236,820

Forward Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,205.99	$109,503,892
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,205.99	37,892,206
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,205.99	18,331,048
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,205.99	38,109,284

The December 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2015 and 2014 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2015 and 2014, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2016	3	$13.80	5,000	$207,045

Forward Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$13.8218	$180,899,718
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	13.8212	94,755,383
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	13.8212	55,063,661
0.999 Fine Troy Ounce Silver	UBS AG	Long	13.8212	101,903,708

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2015	2	$15.60	5,000	$155,990

Forward Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$15.9718	$304,550,282
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	15.9716	113,411,137
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	15.9716	73,916,565
0.999 Fine Troy Ounce Silver	UBS AG	Long	15.9716	90,287,455

The December 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2015 and 2014 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2015 and 2014, each of the Currency Funds’ positions was as follows:

ProShares Ultra Euro:

As of December 31, 2015 and 2014, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/08/16	12,451,525	1.0868	$13,533,325
Euro	UBS AG	Long	01/08/16	11,518,600	1.0868	12,519,346
Euro	Goldman Sachs International	Short	01/08/16	(3,430,700)	1.0868	(3,728,762)
Euro	UBS AG	Short	01/08/16	(555,100)	1.0868	(603,328)

Foreign Currency Forward Contracts as of December 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/09/15	2,080,425	1.2101	$2,517,638
Euro	UBS AG	Long	01/09/15	3,032,200	1.2101	3,669,434
Euro	Goldman Sachs International	Short	01/09/15	(63,400)	1.2101	(76,724)
Euro	UBS AG	Short	01/09/15	(122,500)	1.2101	(148,244)

The December 31, 2015 and 2014 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of December 31, 2015 and 2014, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/08/16	866,666,900	0.00832	$7,210,368
Yen	UBS AG	Long	01/08/16	488,922,300	0.00832	4,067,664
Yen	Goldman Sachs International	Short	01/08/16	(18,830,800)	0.00832	(156,666)
Yen	UBS AG	Short	01/08/16	(21,100,300)	0.00832	(175,547)

Foreign Currency Forward Contracts as of December 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/09/15	229,660,300	0.00835	$1,917,715
Yen	UBS AG	Long	01/09/15	304,204,900	0.00835	2,540,179
Yen	Goldman Sachs International	Short	01/09/15	(9,518,600)	0.00835	(79,482)
Yen	UBS AG	Short	01/09/15	(16,144,000)	0.00835	(134,806)

The December 31, 2015 and 2014 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2015 and 2014, June 30, 2015 and 2014, September 30, 2015 and 2014, and December 31, 2015 and 2014, and the years ended December 31, 2015 and 2014 for each Fund, as applicable.

PROSHARES MANAGED FUTURES STRATEGY

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(16,021)	$(18,095)	$(19,272)	$(18,166)	$(71,554)

Net realized and unrealized gain (loss)	$98,158	$(389,310)	$27,957	$(62,150)	$(325,345)
Net income (loss)	$82,137	$(407,405)	$8,685	$(80,316)	$(396,899)
Net increase (decrease) in net asset value per share	$0.33	$(0.97)	$0.08	$(0.05)	$(0.61)

October 1, 2014 (Commencement of Investment Operations) through December 31, 2014
Net investment income (loss)	$(7,531)

Net realized and unrealized gain (loss)	$213,333
Net income (loss)	$205,802
Net increase (decrease) in net asset value per share	$1.14

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(274,472)	$(331,587)	$(318,561)	$(226,174)	$(1,150,794)

Net realized and unrealized gain (loss)	$(20,348,051)	$(32,570,365)	$51,225,945	$(25,061,271)	$(26,753,742)
Net income (loss)	$(20,622,523)	$(32,901,952)	$50,907,384	$(25,287,445)	$(27,904,536)
Net increase (decrease) in net asset value per share	$(3.85)	$(3.56)	$3.75	$(4.03)	$(7.69)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(353,797)	$(226,038)	$(253,370)	$(285,343)	$(1,118,548)

Net realized and unrealized gain (loss)	$27,407,450	$(42,811,471)	$16,054,928	$21,578,065	$22,228,972
Net income (loss)	$27,053,653	$(43,037,509)	$15,801,558	$21,292,722	$21,110,424
Net increase (decrease) in net asset value per share	$(0.34)	$(9.19)	$1.81	$0.11	$(7.61)
PROSHARES VIX MID-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(63,559)	$(57,794)	$(59,501)	$(59,746)	$(240,600)

Net realized and unrealized gain (loss)	$(633,713)	$(2,850,316)	$4,392,949	$(4,848,853)	$(3,939,933)
Net income (loss)	$(697,272)	$(2,908,110)	$4,333,448	$(4,908,599)	$(4,180,533)
Net increase (decrease) in net asset value per share	$(2.23)	$(6.43)	$8.89	$(9.87)	$(9.64)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(110,008)	$(97,187)	$(92,236)	$(87,047)	$(386,478)

Net realized and unrealized gain (loss)	$(2,507,472)	$(8,154,254)	$1,961,421	$(519,222)	$(9,219,527)
Net income (loss)	$(2,617,480)	$(8,251,441)	$1,869,185	$(606,269)	$(9,606,005)
Net increase (decrease) in net asset value per share	$(3.21)	$(12.21)	$2.25	$(0.41)	$(13.58)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(1,492,492)	$(840,088)	$(1,375,292)	$(2,090,328)	$(5,798,200)

Net realized and unrealized gain (loss)	$47,179,205	$62,471,026	$(119,325,102)	$106,611,026	$96,936,157
Net income (loss)	$45,686,713	$61,630,938	$(120,700,394)	$104,520,698	$91,137,957
Net increase (decrease) in net asset value per share	$6.27	$11.18	$(31.68)	$3.64	$(10.59)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(771,039)	$(740,111)	$(989,160)	$(1,785,159)	$(4,285,469)

Net realized and unrealized gain (loss)	$2,702,003	$74,375,658	$(15,817,047)	$(8,786,121)	$52,474,493
Net income (loss)	$1,930,964	$73,635,547	$(16,806,207)	$(10,571,280)	$48,189,024
Net increase (decrease) in net asset value per share	$(5.64)	$26.55	$(13.59)	$(13.42)	$(6.10)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(2,049,613)	$(2,003,111)	$(1,444,542)	$(1,912,882)	$(7,410,148)

Net realized and unrealized gain (loss)	$(223,600,088)	$(264,338,289)	$182,002,869	$(113,952,578)	$(419,888,086)
Net income (loss)	$(225,649,701)	$(266,341,400)	$180,558,327	$(115,865,460)	$(427,298,234)
Net increase (decrease) in net asset value per share*	$(49.51)	$(31.43)	$12.70	$(29.14)	$(97.38)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(1,084,303)	$(1,418,872)	$(1,308,139)	$(1,548,172)	$(5,359,486)

Net realized and unrealized gain (loss)	$(9,236,592)	$(258,000,022)	$84,470,033	$106,954,440	$(75,812,141)
Net income (loss)	$(10,320,895)	$(259,418,894)	$83,161,894	$105,406,268	$(81,171,627)
Net increase (decrease) in net asset value per share*	$(33.94)	$(168.72)	$16.07	$(23.37)	$(209.96)

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(12,318)	$(12,273)	$(15,054)	$(16,981)	$(56,626)

Net realized and unrealized gain (loss)	$565,975	$(589,890)	$1,735,002	$1,594,872	$3,305,959
Net income (loss)	$553,657	$(602,163)	$1,719,948	$1,577,891	$3,249,333
Net increase (decrease) in net asset value per share	$9.23	$(10.04)	$28.67	$26.30	$54.16

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(7,991)	$(7,267)	$(8,532)	$(10,280)	$(34,070)

Net realized and unrealized gain (loss)	$(505,706)	$(22,047)	$903,300	$1,125,802	$1,501,349
Net income (loss)	$(513,697)	$(29,314)	$894,768	$1,115,522	$1,467,279
Net increase (decrease) in net asset value per share	$(8.56)	$(0.49)	$14.91	$18.60	$24.46

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(627,608)	$(732,642)	$(463,183)	$(342,778)	$(2,166,211)

Net realized and unrealized gain (loss)	$46,090,543	$(130,174,273)	$86,025,955	$55,790,650	$57,732,875
Net income (loss)	$45,462,935	$(130,906,915)	$85,562,772	$55,447,872	$55,566,664
Net increase (decrease) in net asset value per share	$8.75	$(29.92)	$30.71	$45.68	$55.22

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(599,273)	$(829,357)	$(639,303)	$(347,908)	$(2,415,841)

Net realized and unrealized gain (loss)	$(15,666,162)	$(45,885,286)	$71,664,478	$135,616,417	$145,729,447
Net income (loss)	$(16,265,435)	$(46,714,643)	$71,025,175	$135,268,509	$143,313,606
Net increase (decrease) in net asset value per share	$(3.25)	$(3.85)	$6.16	$47.19	$46.25

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(41,587)	$(48,062)	$(37,310)	$(50,165)	$(177,124)

Net realized and unrealized gain (loss)	$2,097,816	$(910,106)	$3,698,383	$3,914,279	$8,800,372
Net income (loss)	$2,056,229	$(958,168)	$3,661,073	$3,864,114	$8,623,248
Net increase (decrease) in net asset value per share	$3.53	$(12.69)	$22.33	$42.46	$55.63

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(155,585)	$(172,282)	$(86,019)	$(47,021)	$(460,907)

Net realized and unrealized gain (loss)	$(5,773,719)	$(3,982,380)	$9,581,777	$11,870,441	$11,696,119
Net income (loss)	$(5,929,304)	$(4,154,662)	$9,495,758	$11,823,420	$11,235,212
Net increase (decrease) in net asset value per share	$(26.06)	$(3.35)	$5.76	$37.64	$13.99

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(185,696)	$(167,434)	$(181,720)	$(168,732)	$(703,582)

Net realized and unrealized gain (loss)	$2,615,871	$1,077,517	$5,999,565	$7,114,493	$16,807,446
Net income (loss)	$2,430,175	$910,083	$5,817,845	$6,945,761	$16,103,864
Net increase (decrease) in net asset value per share	$1.17	$1.18	$7.99	$8.89	$19.23

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(250,373)	$(218,689)	$(185,871)	$(202,884)	$(857,817)

Net realized and unrealized gain (loss)	$(19,243,614)	$(5,262,045)	$11,832,873	$(573,826)	$(13,246,612)
Net income (loss)	$(19,493,987)	$(5,480,734)	$11,647,002	$(776,710)	$(14,104,429)
Net increase (decrease) in net asset value per share	$(15.22)	$(4.30)	$12.93	$(0.28)	$(6.87)

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(118,220)	$(130,679)	$(129,265)	$(138,300)	$(516,464)

Net realized and unrealized gain (loss)	$(5,691,197)	$5,720,789	$6,242,356	$8,671,752	$14,943,700
Net income (loss)	$(5,809,417)	$5,590,110	$6,113,091	$8,533,452	$14,427,236
Net increase (decrease) in net asset value per share*	$(7.22)	$4.13	$5.31	$4.55	$6.77

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(191,211)	$(133,126)	$(129,289)	$(132,215)	$(585,841)

Net realized and unrealized gain (loss)	$(2,651,815)	$(5,873,834)	$21,824,710	$4,627,812	$17,926,873
Net income (loss)	$(2,843,026)	$(6,006,960)	$21,695,421	$4,495,597	$17,341,032
Net increase (decrease) in net asset value per share*	$(3.52)	$(4.54)	$16.73	$4.25	$12.92

PROSHARES SHORT EURO

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(38,347)	$(45,895)	$(47,612)	$(46,907)	$(178,761)
Net realized and unrealized gain (loss)	$1,781,715	$(777,986)	$(32,048)	$445,899	$1,417,580
Net income (loss)	$1,743,368	$(823,881)	$(79,660)	$398,992	$1,238,819
Net increase (decrease) in net asset value per share	$4.79	$(1.83)	$(0.26)	$1.02	$3.72

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(16,599)	$(27,255)	$(37,429)	$(36,964)	$(118,247)

Net realized and unrealized gain (loss)	$14,611	$65,929	$1,308,992	$622,008	$2,011,540
Net income (loss)	$(1,988)	$38,674	$1,271,563	$585,044	$1,893,293
Net increase (decrease) in net asset value per share	$(0.08)	$0.10	$2.91	$1.55	$4.48

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(55,714)	$(48,012)	$(54,415)	$(51,846)	$(209,987)

Net realized and unrealized gain (loss)	$2,656,367	$(963,218)	$3,544,373	$(2,071,138)	$3,166,384
Net income (loss)	$2,600,653	$(1,011,230)	$3,489,958	$(2,122,984)	$2,956,397
Net increase (decrease) in net asset value per share	$6.06	$(2.89)	$9.97	$(6.06)	$7.08

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(59,178)	$(49,562)	$(50,580)	$(53,863)	$(213,183)

Net realized and unrealized gain (loss)	$(2,218,104)	$(988,871)	$2,798,717	$2,529,379	$2,121,121
Net income (loss)	$(2,277,282)	$(1,038,433)	$2,748,137	$2,475,516	$1,907,938
Net increase (decrease) in net asset value per share	$(4.31)	$(2.08)	$5.62	$5.51	$4.74

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(1,189,555)	$(1,296,221)	$(1,351,762)	$(1,163,049)	$(5,000,587)

Net realized and unrealized gain (loss)	$114,159,808	$(48,496,893)	$(7,308,030)	$27,822,084	$86,176,969
Net income (loss)	$112,970,253	$(49,793,114)	$(8,659,792)	$26,659,035	$81,176,382
Net increase (decrease) in net asset value per share	$5.36	$(2.21)	$(0.36)	$1.16	$3.95

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(901,399)	$(948,368)	$(1,070,109)	$(1,074,269)	$(3,994,145)

Net realized and unrealized gain (loss)	$(2,166,393)	$4,020,165	$74,943,078	$37,385,957	$114,182,807
Net income (loss)	$(3,067,792)	$3,071,797	$73,872,969	$36,311,688	$110,188,662
Net increase (decrease) in net asset value per share	$(0.13)	$0.13	$2.91	$1.62	$4.53

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(1,116,544)	$(973,386)	$(865,306)	$(668,442)	$(3,623,678)

Net realized and unrealized gain (loss)	$(2,867,365)	$15,764,799	$(19,107,015)	$2,668,447	$(3,541,134)
Net income (loss)	$(3,983,909)	$14,791,413	$(19,972,321)	$2,000,005	$(7,164,812)
Net increase (decrease) in net asset value per share	$(0.36)	$3.21	$(4.36)	$0.12	$(1.39)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(950,309)	$(820,394)	$(866,070)	$(1,104,828)	$(3,741,601)

Net realized and unrealized gain (loss)	$(24,636,797)	$(14,260,091)	$60,575,000	$75,195,594	$96,873,706
Net income (loss)	$(25,587,106)	$(15,080,485)	$59,708,930	$74,090,766	$93,132,105
Net increase (decrease) in net asset value per share	$(3.25)	$(2.72)	$10.86	$13.58	$18.47

PROSHARES ULTRA BLOOMBERG COMMODITY

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(5,519)	$(5,763)	$(5,077)	$(17,183)	$(33,542)

Net realized and unrealized gain (loss)	$(318,493)	$232,998	$(676,874)	$(2,043,086)	$(2,805,455)
Net income (loss)	$(324,012)	$227,235	$(681,951)	$(2,060,269)	$(2,838,997)
Net increase (decrease) in net asset value per share*	$(6.48)	$3.93	$(13.74)	$(7.41)	$(23.70)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(6,957)	$(7,738)	$(8,944)	$(7,352)	$(30,991)

Net realized and unrealized gain (loss)	$408,227	$(37,364)	$(991,280)	$(791,622)	$(1,412,039)
Net income (loss)	$401,270	$(45,102)	$(1,000,224)	$(798,974)	$(1,443,030)
Net increase (decrease) in net asset value per share*	$10.70	$(0.31)	$(20.01)	$(15.98)	$(25.60)

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(1,844,712)	$(2,559,682)	$(2,085,145)	$(1,983,616)	$(8,473,155)

Net realized and unrealized gain (loss)	$(193,319,571)	$358,080,448	$(588,538,331)	$(439,833,790)	$(863,611,244)
Net income (loss)	$(195,164,283)	$355,520,766	$(590,623,476)	$(441,817,406)	$(872,084,399)
Net increase (decrease) in net asset value per share*	$(16.62)	$11.38	$(23.15)	$(9.77)	$(38.16)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(333,392)	$(224,621)	$(329,563)	$(878,788)	$(1,766,364)

Net realized and unrealized gain (loss)	$21,676,202	$11,978,443	$(28,886,080)	$(373,330,487)	$(368,561,922)
Net income (loss)	$21,342,810	$11,753,822	$(29,215,643)	$(374,209,275)	$(370,328,286)
Net increase (decrease) in net asset value per share*	$12.68	$22.82	$(45.36)	$(99.85)	$(109.71)

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(206,884)	$(222,837)	$(190,466)	$(141,148)	$(761,335)

Net realized and unrealized gain (loss)	$(18,381,540)	$2,617,359	$(21,633,331)	$(22,173,098)	$(59,570,610)
Net income (loss)	$(18,588,424)	$2,394,522	$(21,823,797)	$(22,314,246)	$(60,331,945)
Net increase (decrease) in net asset value per share*	$(15.98)	$(0.25)	$(13.40)	$(13.45)	$(43.08)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(117,562)	$(51,717)	$(128,208)	$(231,094)	$(528,581)

Net realized and unrealized gain (loss)	$18,608,808	$603,144	$(1,319,583)	$(55,586,378)	$(37,694,009)
Net income (loss)	$18,491,246	$551,427	$(1,447,791)	$(55,817,472)	$(38,222,590)
Net increase (decrease) in net asset value per share*	$25.20	$(0.41)	$(35.29)	$(83.20)	$(93.70)

PROSHARES ULTRA GOLD

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(227,743)	$(212,388)	$(190,084)	$(166,209)	$(796,424)

Net realized and unrealized gain (loss)	$(3,374,221)	$(3,014,902)	$(9,190,257)	$(7,336,271)	$(22,915,651)
Net income (loss)	$(3,601,964)	$(3,227,290)	$(9,380,341)	$(7,502,480)	$(23,712,075)
Net increase (decrease) in net asset value per share	$(1.62)	$(1.36)	$(3.87)	$(3.42)	$(10.27)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(317,539)	$(297,090)	$(293,686)	$(249,033)	$(1,157,348)

Net realized and unrealized gain (loss)	$18,243,517	$3,768,105	$(20,002,547)	$(2,793,404)	$(784,329)
Net income (loss)	$17,925,978	$3,471,015	$(20,296,233)	$(3,042,437)	$(1,941,677)
Net increase (decrease) in net asset value per share	$5.77	$1.35	$(7.28)	$(1.09)	$(1.25)

PROSHARES ULTRA SILVER

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(699,839)	$(679,148)	$(596,454)	$(532,418)	$(2,507,859)

Net realized and unrealized gain (loss)	$17,250,785	$(34,725,040)	$(42,765,969)	$(28,252,102)	$(88,492,326)
Net income (loss)	$16,550,946	$(35,404,188)	$(43,362,423)	$(28,784,520)	$(91,000,185)
Net increase (decrease) in net asset value per share	$2.11	$(5.03)	$(5.40)	$(3.99)	$(12.31)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(1,125,310)	$(1,047,200)	$(1,023,432)	$(772,666)	$(3,968,608)

Net realized and unrealized gain (loss)	$18,318,102	$38,803,113	$(169,039,274)	$(53,526,098)	$(165,444,157)
Net income (loss)	$17,192,792	$37,755,913	$(170,062,706)	$(54,298,764)	$(169,412,765)
Net increase (decrease) in net asset value per share	$1.90	$4.87	$(23.70)	$(7.03)	$(23.96)

PROSHARES ULTRA EURO

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(15,698)	$(34,217)	$(26,696)	$(27,460)	$(104,071)

Net realized and unrealized gain (loss)	$(1,740,537)	$1,082,327	$59,448	$(675,633)	$(1,274,395)
Net income (loss)	$(1,756,235)	$1,048,110	$32,752	$(703,093)	$(1,378,466)
Net increase (decrease) in net asset value per share	$(4.33)	$1.05	$(0.04)	$(1.04)	$(4.36)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(5,664)	$(5,779)	$(5,529)	$(5,275)	$(22,247)

Net realized and unrealized gain (loss)	$5,119	$(30,602)	$(385,103)	$(214,457)	$(625,043)
Net income (loss)	$(545)	$(36,381)	$(390,632)	$(219,732)	$(647,290)
Net increase (decrease) in net asset value per share	$0.01	$(0.36)	$(3.91)	$(1.90)	$(6.16)

PROSHARES ULTRA YEN

	Three months ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year ended December 31, 2015
Net investment income (loss)	$(9,090)	$(12,481)	$(11,745)	$(11,107)	$(44,423)

Net realized and unrealized gain (loss)	$(106,753)	$(237,139)	$197,237	$(49,436)	$(196,091)
Net income (loss)	$(115,843)	$(249,620)	$185,492	$(60,543)	$(240,514)
Net increase (decrease) in net asset value per share*	$(0.47)	$(2.50)	$1.86	$(0.61)	$(1.72)

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(6,420)	$(6,068)	$(4,379)	$(3,995)	$(20,862)

Net realized and unrealized gain (loss)	$107,537	$82,626	$(295,508)	$(291,184)	$(396,529)
Net income (loss)	$101,117	$76,558	$(299,887)	$(295,179)	$(417,391)
Net increase (decrease) in net asset value per share*	$2.69	$2.65	$(11.99)	$(11.41)	$(18.06)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) of the Trust and the Funds were effective, as of December 31, 2015, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2015. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2015, the Sponsor serves as the Trust’s commodity pool operator.

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

Background and Principals

As of December 31, 2015, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

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

Michael L. Sapir, Chairman and Chief Executive Officer and a listed principal of the Sponsor since August 14, 2008; Chairman and Chief Executive Officer and a member of PFA since April 1997, and a listed principal of PFA since November 26, 2012; and Chairman and Chief Executive Officer and a member of PSA since January 2005 and a listed principal of PSA since January 14, 2014. As Chairman and Chief Executive Officer of the Sponsor, PFA and PSA, Mr. Sapir’s responsibilities include oversight of all aspects of the Sponsor, PFA and PSA, respectively.

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

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008 and a listed principal of the Sponsor since September 18, 2013. Mr. Karpowicz has been employed by PFA since July 2002 and PSA since its inception as Vice President of Financial Administration. Mr. Karpowicz is 52 years old.

Todd B. Johnson, Principal Executive Officer of the Trust since January 2014; Chief Investment Officer of the Sponsor since February 27, 2009, a registered swap associated person of the Sponsor since January 4, 2013, a registered associated person of the Sponsor since January 29, 2010, and a listed principal of the Sponsor since January 16, 2009. As Principal Executive Officer of the Trust, Mr. Johnson’s responsibilities include oversight of the operations of the Trust. As Chief Investment Officer of the Sponsor, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PFA and PSA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. In addition, Mr. Johnson has been listed as a principal and associated person of PSA since January 14, 2014. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005. Mr. Johnson is 52 years old.

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

Ryan T. Dofflemeyer, Portfolio Manager of the Sponsor since January 3, 2011, a registered associated person and an NFA associate member of the Sponsor since October 26, 2010. In these roles, Mr. Dofflemeyer’s responsibilities include day-to-day portfolio management of the VIX Funds, the Managed Futures Fund, the Commodity Index Funds, the Commodity Funds and certain other series of the Trust. Mr. Dofflemeyer has been registered as an associated person of PFA since December 5, 2012. Mr. Dofflemeyer also serves as a Portfolio Manager of PFA since August 2007 and was a Portfolio Analyst between October 2003 and August 2007. In addition, Mr. Dofflemeyer also serves as Portfolio Manager for Horizon BetaPro Funds (investment funds) since May 2008 and served as a Portfolio Manager of PSA from March 2010 through September 2013. Mr. Dofflemeyer worked as a Research Assistant for the Investment Company Institute (investment funds trade organization) from September 2001 to August 2003.

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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund and the Managed Futures Strategy, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. The Sponsor will receive a monthly Management Fee from the Managed Futures Fund equal to 0.75% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2015, the following represents Management Fees earned by the Sponsor:

Fund
ProShares Managed Futures Strategy	$16,121
ProShares VIX Short-Term Futures ETF	1,062,171
ProShares VIX Mid-Term Futures ETF	233,390
ProShares Short VIX Short-Term Futures ETF	4,043,491
ProShares Ultra VIX Short-Term Futures ETF	4,362,460
ProShares UltraShort Bloomberg Commodity	59,324
ProShares UltraShort Bloomberg Crude Oil	1,978,613
ProShares UltraShort Bloomberg Natural Gas	112,277
ProShares UltraShort Gold	735,540
ProShares UltraShort Silver	540,253
ProShares Short Euro	179,286
ProShares UltraShort Australian Dollar	199,845
ProShares UltraShort Euro	5,265,432
ProShares UltraShort Yen	3,759,492
ProShares Ultra Bloomberg Commodity	34,275
ProShares Ultra Bloomberg Crude Oil	8,230,180
ProShares Ultra Bloomberg Natural Gas	574,158
ProShares Ultra Gold	839,083
ProShares Ultra Silver	2,664,160
ProShares Ultra Euro	106,868
ProShares Ultra Yen	48,032

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding ownership of Shares of certain beneficial owners as of December 31, 2015:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares of ProShares Managed Futures Strategy	ProShares Morningstar Alternatives Solution ETF 7501 Wisconsin Avenue, East Tower Suite 1000 Bethesda, Maryland 20814	179,867 shares	51.4%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	775,725	754,000
Audit-Related Fees	12,500	24,000
Tax Fees	3,369,100	3,324,250
All Other Fees	—	—

Total	4,157,325	4,102,250

Audit fees for the year ended December 31, 2015 consist of fees paid to PwC for the audit of the Funds’ December 31, 2015 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2014 consist of fees paid to PwC for the audit of the Funds’ December 31, 2014 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the years ended December 31, 2014 or 2015 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

ProShares Trust II

Financial Statements as of December 31, 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders of ProShares Trust II:

In our opinion, the accompanying combined and individual statements of financial condition, including the individual schedules of investments, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the combined financial position of the ProShares Trust II at December 31, 2015 and 2014, and the individual financial positions of each of the following twenty-one funds comprising ProShares Trust II

ProShares Managed Futures Strategy (a)	ProShares UltraShort Euro (b)
ProShares VIX Short-Term Futures ETF (b)	ProShares UltraShort Yen (b)
ProShares VIX Mid-Term Futures ETF (b)	ProShares Ultra Bloomberg Commodity (b)
ProShares Short VIX Short-Term Futures ETF (b)	ProShares Ultra Bloomberg Crude Oil (b)
ProShares Ultra VIX Short-Term Futures ETF (b)	ProShares Ultra Bloomberg Natural Gas (b)
ProShares UltraShort Bloomberg Commodity (b)	ProShares Ultra Gold (b)
ProShares UltraShort Bloomberg Crude Oil (b)	ProShares Ultra Silver (b)
ProShares UltraShort Bloomberg Natural Gas (b)	ProShares Ultra Euro (b)
ProShares UltraShort Gold (b)	ProShares Ultra Yen (b)
ProShares UltraShort Silver (b)
ProShares Short Euro (b)	ProShares Trust II (“combined”) (c)
ProShares UltraShort Australian Dollar (b)

(a)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2015 and 2014, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for the year ended December 31, 2015 and for the period from October 1, 2014 (Inception) through December 31, 2014.
(b)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2015 and 2014, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for each of the three years in the period ended December 31, 2015.
(c)	A statement of financial condition is presented as of December 31, 2015 and 2014, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for each of the three years in the period ended December 31, 2015.

(collectively, the “Trust”) at December 31, 2015 and 2014, and the combined and individual results of their operations and their cash flows, for the respective periods described in (a) (b) and (c) above in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual funds maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust and each of the individual fund’s financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the financial statements, the ProShares Managed Futures Strategy will liquidate after the close of business on March 18, 2016.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 29, 2016

PROSHARES MANAGED FUTURES STRATEGY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$6,931,145	$6,135,185
Segregated cash balances with brokers for futures contracts	280,322	195,142
Receivable on open futures contracts	—	17,445
Offering costs (Note 5)	—	49,384
Limitation by Sponsor	—	9,474

Total assets	7,211,467	6,406,630

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	19,990	—
Brokerage commissions and fees payable	164	—
Management fee payable	4,291	—
Payable for offering costs	—	65,785

Total liabilities	24,445	65,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,187,022	6,340,845

Total liabilities and shareholders’ equity	$7,211,467	$6,406,630

Shares outstanding	350,010	300,010

Net asset value per share	$20.53	$21.14

Market value per share (Note 2)	$20.76	$21.28

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures—CME, expires March 2016	4	$290,640	$540
Cocoa Futures—ICE, expires March 2016	9	288,990	(5,850)
Cotton No. 2 Futures—ICE, expires March 2016	9	284,760	(4,780)
Sugar #11 Futures—ICE, expires March 2016	11	187,757	7,721

			$(2,369)

Futures Contracts Sold††
Gold 100 OZ Futures—COMEX, expires February 2016	1	$106,020	$2,390
Gold Mini Futures—ICE, expires February 2016	4	136,342	645
Lean Hogs Futures—CME, expires February 2016	11	263,120	(1,560)
Live Cattle Futures—CME, expires February 2016	7	383,040	(4,950)
Natural Gas Futures—NYMEX, expires February 2016	7	163,590	(11,237)
NY Harbor ULSD Futures—NYMEX, expires February 2016	2	94,408	14,028
RBOB Gasoline Futures—NYMEX, expires February 2016	2	106,764	2,033
WTI Crude Oil Futures—NYMEX, expires February 2016	2	74,080	8,680
British Pound Fx Currency Futures—CME, expires March 2016	4	368,350	8,806
Euro Fx Currency Futures—CME, expires March 2016	2	272,150	363
Canadian Dollar Fx Currency Futures—CME, expires March 2016	5	361,650	10,180
Coffee ‘C’ Futures—ICE, expires March 2016	3	142,537	(4,181)
Copper Futures—COMEX, expires March 2016	4	213,500	10,975
Corn Futures—CBT, expires March 2016	11	197,312	14,512
Japanese Yen Fx Currency Futures—CME, expires March 2016	5	520,813	(10,399)
Silver Futures—COMEX, expires March 2016	1	69,015	3,625
Silver Mini Futures—ICE, expires March 2016	4	55,212	455
Soybean Futures—CBT, expires March 2016	5	216,063	5,937
Swiss Franc Fx Currency Futures—CME, expires March 2016	2	250,800	1,275
U.S. 10 YR Note Futures—CBT, expires March 2016	9	1,133,156	1,234
U.S. Treasury Long Bond Futures—CBT, expires March 2016	5	768,750	2,312
Wheat Futures—CBT, expires March 2016	9	211,500	4,425

			$59,548

††	Cash collateral in the amount of $280,322 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Coffee ‘C’ Futures—ICE, expires March 2015	1	$62,475	$(5,231)
Soybean Futures—CBT, expires March 2015	3	153,525	(2,350)
US Treasury Long Bond Futures—CBT, expires March 2015	3	433,688	5,750
US 10 YR Note Futures—CBT, expires March 2015	6	760,781	4,536
Live Cattle Futures—CME, expires April 2015	5	324,800	(930)
Corn Futures—CBT, expires July 2015	6	123,750	838
Wheat Futures—CBT, expires December 2015	4	122,950	(1,013)
Natural Gas Futures—NYMEX, expires January 2016	3	105,930	(8,980)

			$(7,380)

Futures Contracts Sold††
Gold Mini Futures—ICE, expires February 2015	4	$152,275	$1,530
Lean Hogs Futures—CME, expires February 2015	6	194,880	7,980
NY Harbor ULSD Futures—NYMEX, expires February 2015	2	154,022	14,704
RBOB Gasoline Futures—NYMEX, expires February 2015	2	123,656	16,057
WTI Crude Oil Mini Futures—NYMEX, expires February 2015	4	106,472	19,116
Australian Dollar Fx Currency Futures—CME, expires March 2015	3	243,660	3,865
British Pound Fx Currency Futures—CME, expires March 2015	6	583,875	2,540
Canadian Dollar Fx Currency Futures—CME, expires March 2015	4	343,880	4,190
Cocoa Futures—ICE, expires March 2015	13	378,300	1,360
Copper Futures—COMEX, expires March 2015	3	211,913	7,700
Copper Mini Futures—COMEX, expires March 2015	3	105,975	2,850
Cotton No. 2 Futures—ICE, expires March 2015	5	150,675	2,272
Euro Fx Currency Mini Futures—CME, expires March 2015	5	378,344	7,069
Japanese Yen Fx Currency Futures—CME, expires March 2015	3	313,088	2,413
Silver Mini Futures—ICE, expires March 2015	6	93,594	3,966
Swiss Franc Fx Currency Futures—CME, expires March 2015	3	377,775	6,000
Sugar #11 Futures—ICE, expires March 2015	8	130,099	8,095

			$111,707

††	Cash collateral in the amount of $195,142 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2015

AND FOR THE PERIOD FROM OCTOBER 1, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

	Year ended December 31, 2015	October 1, 2014 (Inception) through December 31, 2014
Investment Income
Interest	$—	$—
Expense
Management fee	16,121	—
Brokerage commissions and fees	7,768	604
Offering costs	59,479	16,401
Limitation by Sponsor	(11,814)	(9,474)

Total expenses	71,554	7,531

Net investment income (loss)	(71,554)	(7,531)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(278,197)	109,006

Net realized gain (loss)	(278,197)	109,006

Change in net unrealized appreciation/depreciation on
Futures contracts	(47,148)	104,327

Change in net unrealized appreciation/depreciation	(47,148)	104,327

Net realized and unrealized gain (loss)	(325,345)	213,333

Net income (loss)	$(396,899)	$205,802

Net income (loss) per weighted-average share	$(0.97)	$1.14

Weighted-average shares outstanding	408,914	180,779

*	Since the Fund commenced investment operations on October 1, 2014, the Statement of Operations for the year ended December 31, 2013 has not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2015

AND FOR THE PERIOD FROM OCTOBER 1, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

	Year ended December 31, 2015	October 1, 2014 (Inception) through December 31, 2014
Shareholders’ equity, beginning of period	$6,340,845	$—
Addition of 550,000 and 400,010 shares, respectively	11,524,992	8,174,604
Redemption of 500,000 and 100,000 shares, respectively	(10,281,916)	(2,039,561)

Net addition (redemption) of 50,000 and 300,010 shares, respectively	1,243,076	6,135,043

Net investment income (loss)	(71,554)	(7,531)
Net realized gain (loss)	(278,197)	109,006
Change in net unrealized appreciation/depreciation	(47,148)	104,327

Net income (loss)	(396,899)	205,802

Shareholders’ equity, end of period	$7,187,022	$6,340,845

*	Since the Fund commenced investment operations on October 1, 2014, the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2013 has not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

AND FOR THE PERIOD FROM OCTOBER 1, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

	Year ended December 31, 2015	October 1, 2014 (Inception) through December 31, 2014
Cash flow from operating activities
Net income (loss)	$(396,899)	$205,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(85,180)	(195,142)
Decrease (Increase) in receivable on futures contracts	17,445	(17,445)
Decrease (Increase) in Limitation by Sponsor	9,474	(9,474)
Change in offering cost	49,384	(49,384)
Increase (Decrease) in management fee payable	4,291	—
Increase (Decrease) in brokerage commissions and fees payable	164	—
Increase (Decrease) in payable on futures contracts	19,990	—
Increase (Decrease) in payable for offering costs	(65,785)	65,785

Net cash provided by (used in) operating activities	(447,116)	142

Cash flow from financing activities
Proceeds from addition of shares	11,524,992	8,174,604
Payment on shares redeemed	(10,281,916)	(2,039,561)

Net cash provided by (used in) financing activities	1,243,076	6,135,043

Net increase (decrease) in cash	795,960	6,135,185
Cash, beginning of period	6,135,185	—

Cash, end of period	$6,931,145	$6,135,185

*	Since the Fund commenced investment operations on October 1, 2014, the Statement of Cash Flows for the year ended December 31, 2013 has not been provided.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$2,124,103	$1,694,791
Segregated cash balances with brokers for futures contracts	5,888,545	18,439,750
Short-term U.S. government and agency obligations (Note 3) (cost $96,075,481 and $82,086,464, respectively)	96,073,659	82,088,299
Receivable on open futures contracts	1,263,933	9,317,236

Total assets	105,350,240	111,540,076

Liabilities and shareholders’ equity
Liabilities
Management fee payable	77,417	80,751

Total liabilities	77,417	80,751

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	105,272,823	111,459,325

Total liabilities and shareholders’ equity	$105,350,240	$111,540,076

Shares outstanding	7,949,812	5,324,812

Net asset value per share	$13.24	$20.93

Market value per share (Note 2)	$13.33	$20.99

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.087% due 01/07/16	$5,167,000	$5,166,983
0.165% due 01/28/16	4,768,000	4,767,587
0.007% due 02/04/16	44,408,000	44,404,749
0.000% due 02/25/16	6,625,000	6,624,282
0.190% due 03/03/16	2,943,000	2,942,542
0.070% due 03/10/16	2,214,000	2,213,533
0.201% due 03/17/16†	14,428,000	14,425,221
0.060% due 03/24/16†	5,088,000	5,085,965
0.366% due 05/26/16†	10,459,000	10,442,797

Total short-term U.S. government and agency obligations (cost $96,075,481)		$96,073,659

Futures Contracts Purchased††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2016	2,821	$52,259,025	$(958,831)
VIX Futures - CBOE, expires February 2016	2,821	53,246,375	(119,794)

			$(1,078,625)

†	All or partial amount pledged as collateral for futures contracts .
††	Cash collateral in the amount of $5,888,545 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills:
0.033% due 01/08/15	$3,961,000	$3,960,990
0.000% due 01/22/15	305,000	304,995
0.000% due 01/29/15	12,836,000	12,835,807
0.011% due 02/12/15	1,357,000	1,356,969
0.018% due 02/19/15	3,939,000	3,938,895
0.023% due 03/05/15	12,894,000	12,893,667
0.036% due 04/16/15	5,181,000	5,180,626
0.056% due 04/30/15	186,000	185,976
0.061% due 05/14/15	4,724,000	4,723,221
0.028% due 05/21/15	6,927,000	6,925,663
0.071% due 05/28/15	11,197,000	11,194,275
0.087% due 06/11/15	18,593,000	18,587,215

Total short-term U.S. government and agency obligations (cost $82,086,464)		$82,088,299

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2015	3,326	$59,951,150	$3,425,757
VIX Futures - CBOE, expires February 2015	2,775	50,574,375	2,838,863

			$6,264,620

††	Cash collateral in the amount of $18,439,750 was pledged to cover margin requirements for open futures contracts as of December 31, 2014

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$42,319	$47,562	$77,010

Expenses
Management fee	1,062,171	1,083,189	1,661,129
Brokerage commissions and fees	130,942	82,921	—

Total expenses	1,193,113	1,166,110	1,661,129

Net investment income (loss)	(1,150,794)	(1,118,548)	(1,584,119)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(19,408,543)	(694,347)	(144,618,136)
Short-term U.S. government and agency obligations	1,703	12,242	(6,516)

Net realized gain (loss)	(19,406,840)	(682,105)	(144,624,652)

Change in net unrealized appreciation/depreciation on
Futures contracts	(7,343,245)	22,917,306	(16,431,267)
Short-term U.S. government and agency obligations	(3,657)	(6,229)	4,439

Change in net unrealized appreciation/depreciation	(7,346,902)	22,911,077	(16,426,828)

Net realized and unrealized gain (loss)	(26,753,742)	22,228,972	(161,051,480)

Net income (loss)	$(27,904,536)	$21,110,424	$(162,635,599)

Net income (loss) per weighted-average share	$(3.21)	$3.86	$(36.12)

Weighted-average shares outstanding	8,688,990	5,463,511	4,503,256

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$111,459,325	$270,398,554	$137,657,464
Addition of 12,475,000, 10,575,000 and 16,095,000 shares, respectively	187,659,682	228,373,046	688,146,488
Redemption of 9,850,000, 14,725,000 and 8,260,189 shares, respectively	(165,941,648)	(408,422,699)	(392,769,799)

Net addition (redemption) of 2,625,000, (4,150,000) and 7,834,811 shares, respectively	21,718,034	(180,049,653)	295,376,689

Net investment income (loss)	(1,150,794)	(1,118,548)	(1,584,119)
Net realized gain (loss)	(19,406,840)	(682,105)	(144,624,652)
Change in net unrealized appreciation/depreciation	(7,346,902)	22,911,077	(16,426,828)

Net income (loss)	(27,904,536)	21,110,424	(162,635,599)

Shareholders’ equity, end of period	$105,272,823	$111,459,325	$270,398,554

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(27,904,536)	$21,110,424	$(162,635,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	12,551,205	45,580,600	(29,910,352)
Purchases of short-term U.S. government and agency obligations	(599,166,468)	(674,817,750)	(1,149,809,572)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	585,220,876	800,418,587	1,086,309,043
Net amortization and accretion on short-term U.S. government and agency obligations	(41,722)	(46,740)	(77,010)
Net realized gain (loss) on investments	(1,703)	(12,242)	6,516
Change in unrealized appreciation/depreciation on investments	3,657	6,229	(4,439)
Decrease (Increase) in receivable on futures contracts	8,053,303	(6,138,219)	(3,179,017)
Increase (Decrease) in management fee payable	(3,334)	(128,002)	102,304
Increase (Decrease) in payable on futures contracts	—	—	(31,540,181)

Net cash provided by (used in) operating activities	(21,288,722)	185,972,887	(290,738,307)

Cash flow from financing activities
Proceeds from addition of shares	187,659,682	228,373,046	690,664,556
Payment on shares redeemed	(165,941,648)	(416,984,894)	(398,582,455)

Net cash provided by (used in) financing activities	21,718,034	(188,611,848)	292,082,101

Net increase (decrease) in cash	429,312	(2,638,961)	1,343,794
Cash, beginning of period	1,694,791	4,333,752	2,989,958

Cash, end of period	$2,124,103	$1,694,791	$4,333,752

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$671,791	$1,634,082
Segregated cash balances with brokers for futures contracts	980,750	1,906,950
Short-term U.S. government and agency obligations (Note 3) (cost $25,975,462 and $24,104,754, respectively)	25,976,287	24,105,906
Receivable on open futures contracts	42,188	1,783,328

Total assets	27,671,016	29,430,266

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	7,947,955
Management fee payable	20,378	22,736

Total liabilities	20,378	7,970,691

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	27,650,638	21,459,575

Total liabilities and shareholders’ equity	$27,671,016	$29,430,266

Shares outstanding	512,404	337,404

Net asset value per share	$53.96	$63.60

Market value per share (Note 2)	$53.99	$63.89

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.019% due 02/04/16	$15,119,000	$15,117,893
0.000% due 02/25/16	1,778,000	1,777,808
0.209% due 03/03/16†	9,082,000	9,080,586

Total short-term U.S. government and agency obligations (cost $25,975,462)		$25,976,287

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires April 2016	235	$4,547,250	$(168,335)
VIX Futures—CBOE, expires May 2016	469	9,145,500	10,005
VIX Futures—CBOE, expires June 2016	469	9,262,750	(135,125)
VIX Futures—CBOE, expires July 2016	234	4,691,700	(50,905)

			$(344,360)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $980,750 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount			Value
Short-term U.S. government and agency obligations
(112% of shareholders’ equity)
U.S. Treasury Bills:
0.012% due 01/22/15	$		1,894,000	$1,893,968
0.012% due 02/12/15			345,000	344,992
0.025% due 03/05/15			1,563,000	1,562,960
0.043% due 04/16/15			12,807,000	12,806,075
0.047% due 04/30/15			771,000	770,899
0.071% due 05/28/15			1,551,000	1,550,623
0.087% due 06/11/15			5,178,000	5,176,389

Total short-term U.S. government and agency obligations (cost $24,104,754)				$24,105,906

Futures Contracts Purchased††
	Number of Contracts		Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires April 2015		205	$3,818,125	$(222,845)
VIX Futures—CBOE, expires May 2015		376	7,097,000	302,905
VIX Futures—CBOE, expires June 2015		376	7,191,000	54,730
VIX Futures—CBOE, expires July 2015		172	3,349,700	125,875

				$260,665

††	Cash collateral in the amount of $1,906,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$8,293	$16,573	$25,811
Expenses
Management fee	233,390	392,120	572,377
Brokerage commissions and fees	15,503	10,931	—

Total expenses	248,893	403,051	572,377

Net investment income (loss)	(240,600)	(386,478)	(546,566)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,335,936)	(14,378,810)	(28,219,863)
Short-term U.S. government and agency obligations	1,355	1,742	(78)

Net realized gain (loss)	(3,334,581)	(14,377,068)	(28,219,941)

Change in net unrealized appreciation/depreciation on
Futures contracts	(605,025)	5,157,354	(3,426,279)
Short-term U.S. government and agency obligations	(327)	187	(2,031)

Change in net unrealized appreciation/depreciation	(605,352)	5,157,541	(3,428,310)

Net realized and unrealized gain (loss)	(3,939,933)	(9,219,527)	(31,648,251)

Net income (loss)	$(4,180,533)	$(9,606,005)	$(32,194,817)

Net income (loss) per weighted-average share (Note 1)	$(8.78)	$(14.08)	$(46.49)

Weighted-average shares outstanding (Note 1)	476,171	682,131	692,570

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$21,459,575	$51,134,323	$37,302,992
Addition of 325,000, 593,750 and 1,512,500 shares, respectively (Note 1)	19,318,111	41,886,902	151,394,850
Redemption of 150,000, 918,847 and 1,118,750 shares, respectively (Note 1)	(8,946,515)	(61,955,645)	(105,368,702)

Net addition (redemption) of 175,000, (325,097) and 393,750 shares, respectively (Note 1)	10,371,596	(20,068,743)	46,026,148

Net investment income (loss)	(240,600)	(386,478)	(546,566)
Net realized gain (loss)	(3,334,581)	(14,377,068)	(28,219,941)
Change in net unrealized appreciation/depreciation	(605,352)	5,157,541	(3,428,310)

Net income (loss)	(4,180,533)	(9,606,005)	(32,194,817)

Shareholders’ equity, end of period	$27,650,638	$21,459,575	$51,134,323

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(4,180,533)	$(9,606,005)	$(32,194,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	926,200	6,547,440	(624,390)
Purchases of short-term U.S. government and agency obligations	(95,567,067)	(161,570,392)	(290,242,216)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	93,706,007	183,523,221	324,156,552
Net amortization and accretion on short-term U.S. government and agency obligations	(8,293)	(16,573)	(25,812)
Net realized gain (loss) on investments	(1,355)	(1,742)	78
Change in unrealized appreciation/depreciation on investments	327	(187)	2,031
Decrease (Increase) in receivable on futures contracts	1,741,140	(1,682,594)	(100,734)
Increase (Decrease) in management fee payable	(2,358)	(22,712)	(13,917)
Increase (Decrease) in payable on futures contracts	—	—	(1,890,675)

Net cash provided by (used in) operating activities	(3,385,932)	17,170,456	(933,900)

Cash flow from financing activities
Proceeds from addition of shares	19,318,111	41,886,902	151,394,850
Payment on shares redeemed	(16,894,470)	(59,329,673)	(150,618,268)

Net cash provided by (used in) financing activities	2,423,641	(17,442,771)	776,582

Net increase (decrease) in cash	(962,291)	(272,315)	(157,318)
Cash, beginning of period	1,634,082	1,906,397	2,063,715

Cash, end of period	$671,791	$1,634,082	$1,906,397

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$5,150,976	$9,122,219
Segregated cash balances with brokers for futures contracts	123,528,405	85,244,950
Short-term U.S. government and agency obligations (Note 3) (cost $535,381,199 and $446,972,637, respectively)	535,392,718	446,975,220
Receivable from capital shares sold	10,164,157	—

Total assets	674,236,256	541,342,389

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	29,497,107	3,358,781
Payable on open futures contracts	1,420,271	31,020,019
Management fee payable	507,517	407,465

Total liabilities	31,424,895	34,786,265

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	642,811,361	506,556,124

Total liabilities and shareholders’ equity	$674,236,256	$541,342,389

Shares outstanding	12,650,040	8,250,040

Net asset value per share	$50.81	$61.40

Market value per share (Note 2)	$50.45	$61.16

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.065% due 01/07/16	$44,561,000	$44,560,853
0.053% due 01/14/16	13,600,000	13,599,660
0.000% due 01/21/16	10,817,000	10,816,540
0.165% due 01/28/16	22,342,000	22,340,063
0.035% due 02/04/16	36,091,000	36,088,358
0.036% due 02/11/16	85,348,000	85,336,743
0.000% due 02/25/16	10,901,000	10,899,819
0.208% due 03/03/16	63,916,000	63,906,048
0.194% due 03/17/16	74,289,000	74,274,692
0.206% due 03/24/16	35,842,000	35,827,663
0.364% due 05/26/16†	137,956,000	137,742,279

Total short-term U.S. government and agency obligations (cost $535,381,199)		$535,392,718

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires January 2016	17,150	$317,703,750	$10,805,245
VIX Futures—CBOE, expires February 2016	17,151	323,725,125	(58,830)

			$10,746,415

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $123,528,405 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.040% due 01/08/15	$1,850,000	$1,849,995
0.006% due 01/22/15	22,078,000	22,077,632
0.010% due 01/29/15	9,864,000	9,863,852
0.021% due 02/19/15	1,830,000	1,829,951
0.019% due 03/05/15	90,719,000	90,716,657
0.016% due 03/12/15	151,190,000	151,184,205
0.043% due 04/16/15	6,920,000	6,919,500
0.063% due 05/14/15	7,752,000	7,750,721
0.066% due 05/21/15	61,759,000	61,747,077
0.073% due 05/28/15	16,216,000	16,212,054
0.072% due 06/04/15	67,517,000	67,495,479
0.030% due 06/11/15	9,331,000	9,328,097

Total short-term U.S. government and agency obligations (cost $446,972,637)		$446,975,220

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires January 2015	15,388	$277,368,700	$(701,599)
VIX Futures—CBOE, expires February 2015	12,811	233,480,475	(15,650,550)

			$(16,352,149)

††	Cash collateral in the amount of $85,244,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$180,686	$81,544	$36,503

Expenses
Management fee	4,043,491	2,785,597	845,479
Brokerage commissions and fees	1,935,395	1,581,416	519,393

Total expenses	5,978,886	4,367,013	1,364,872

Net investment income (loss)	(5,798,200)	(4,285,469)	(1,328,369)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	69,793,028	76,925,998	87,175,105
Short-term U.S. government and agency obligations	35,629	19,363	6,005

Net realized gain (loss)	69,828,657	76,945,361	87,181,110

Change in net unrealized appreciation/depreciation on
Futures contracts	27,098,564	(24,469,104)	9,504,130
Short-term U.S. government and agency obligations	8,936	(1,764)	1,795

Change in net unrealized appreciation/depreciation	27,107,500	(24,470,868)	9,505,925

Net realized and unrealized gain (loss)	96,936,157	52,474,493	96,687,035

Net income (loss)	$91,137,957	$48,189,024	$95,358,666

Net income (loss) per weighted-average share (Note 1)	$12.83	$11.52	$53.11

Weighted-average shares outstanding (Note 1)	7,103,739	4,182,232	1,795,656

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$506,556,124	$141,751,202	$82,663,633
Addition of 24,100,000, 16,100,000 and 11,500,000 shares, respectively (Note 1)	1,403,231,166	1,056,547,830	529,295,847
Redemption of 19,700,000, 9,950,000 and 11,900,000 shares, respectively (Note 1)	(1,358,113,886)	(739,931,932)	(565,566,944)

Net addition (redemption) of 4,400,000, 6,150,000 and (400,000) shares, respectively (Note 1)	45,117,280	316,615,898	(36,271,097)

Net investment income (loss)	(5,798,200)	(4,285,469)	(1,328,369)
Net realized gain (loss)	69,828,657	76,945,361	87,181,110
Change in net unrealized appreciation/depreciation	27,107,500	(24,470,868)	9,505,925

Net income (loss)	91,137,957	48,189,024	95,358,666

Shareholders’ equity, end of period	$642,811,361	$506,556,124	$141,751,202

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$91,137,957	$48,189,024	$95,358,666
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(38,283,455)	(51,692,300)	(12,821,153)
Purchases of short-term U.S. government and agency obligations	(2,104,319,382)	(1,647,460,143)	(675,205,073)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,016,127,119	1,306,143,088	623,376,707
Net amortization and accretion on short-term U.S. government and agency obligations	(180,670)	(81,544)	(36,504)
Net realized gain (loss) on investments	(35,629)	(19,363)	(6,005)
Change in unrealized appreciation/depreciation on investments	(8,936)	1,764	(1,795)
Decrease (Increase) in receivable on futures contracts	—	603,833	4,920,888
Increase (Decrease) in management fee payable	100,052	289,792	68,716
Increase (Decrease) in payable on futures contracts	(29,599,748)	31,020,019	—

Net cash provided by (used in) operating activities	(65,062,692)	(313,005,830)	35,654,447

Cash flow from financing activities
Proceeds from addition of shares	1,393,067,009	1,056,547,830	542,528,525
Payment on shares redeemed	(1,331,975,560)	(736,573,151)	(578,266,328)

Net cash provided by (used in) financing activities	61,091,449	319,974,679	(35,737,803)

Net increase (decrease) in cash	(3,971,243)	6,968,849	(83,356)
Cash, beginning of period	9,122,219	2,153,370	2,236,726

Cash, end of period	$5,150,976	$9,122,219	$2,153,370

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$9,081,964	$3,737,292
Segregated cash balances with brokers for futures contracts	62,348,600	116,907,700
Short-term U.S. government and agency obligations (Note 3) (cost $438,333,277 and $182,641,263, respectively)	438,357,849	182,639,188
Receivable from capital shares sold	32,987,472	12,549,248
Receivable on open futures contracts	17,995,478	42,531,441

Total assets	560,771,363	358,364,869

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,635,235	6,272,056
Management fee payable	427,388	302,860

Total liabilities	13,062,623	6,574,916

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	547,708,740	351,789,953

Total liabilities and shareholders’ equity	$560,771,363	$358,364,869

Shares outstanding (Note 1)	19,502,448	2,804,020

Net asset value per share (Note 1)	$28.08	$125.46

Market value per share (Note 1) (Note 2)	$28.35	$125.75

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.000% due 01/07/16	$1,000,000	$999,997
0.000% due 01/14/16	9,071,000	9,070,773
0.000% due 01/21/16	1,327,000	1,326,944
0.055% due 01/28/16	3,000,000	2,999,740
0.130% due 02/04/16	2,385,000	2,384,825
0.150% due 02/11/16	15,718,000	15,715,927
0.129% due 02/18/16	8,386,000	8,384,795
0.125% due 02/25/16	62,257,000	62,250,257
0.181% due 03/03/16	71,491,000	71,479,869
0.066% due 03/10/16†	62,525,000	62,511,820
0.207% due 03/17/16†	94,427,000	94,408,813
0.101% due 03/24/16†	29,399,000	29,387,240
0.366% due 05/26/16†	77,557,000	77,436,849

Total short-term U.S. government and agency obligations
(cost $438,333,277)		$438,357,849

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2016	29,321	$543,171,525	$10,546,019
VIX Futures - CBOE, expires February 2016	29,320	553,415,000	1,348,447

			$11,894,466

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $62,348,600 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$156,187	$72,700	$70,016

Expenses
Management fee	4,362,460	2,868,337	2,555,345
Brokerage commissions and fees	3,203,875	2,563,849	2,343,432

Total expenses	7,566,335	5,432,186	4,898,777

Net investment income (loss)	(7,410,148)	(5,359,486)	(4,828,761)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(392,174,228)	(139,412,525)	(401,363,569)
Swap agreements	—	—	(4,453,107)
Short-term U.S. government and agency obligations	(49,718)	9,921	18,730

Net realized gain (loss)	(392,223,946)	(139,402,604)	(405,797,946)

Change in net unrealized appreciation/depreciation on
Futures contracts	(27,690,787)	63,595,164	(26,066,973)
Swap agreements	—	—	(301,351)
Short-term U.S. government and agency obligations	26,647	(4,701)	7,062

Change in net unrealized appreciation/depreciation	(27,664,140)	63,590,463	(26,361,262)

Net realized and unrealized gain (loss)	(419,888,086)	(75,812,141)	(432,159,208)

Net income (loss)	$(427,298,234)	$(81,171,627)	$(436,987,969)

Net income (loss) per weighted-average share (Note 1)	$(41.66)	$(44.00)	$(1,357.88)

Weighted-average shares outstanding (Note 1)	10,257,573	1,844,625	321,817

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$351,789,953	$226,233,584	$84,716,132
Addition of 72,180,000, 10,215,000 and 1,980,000 shares, respectively (Note 1)	3,192,766,319	1,646,851,705	1,958,417,114
Redemption of 55,481,572, 8,085,458 and 1,326,563 shares, respectively (Note 1)	(2,569,549,298)	(1,440,123,709)	(1,379,911,693)

Net addition (redemption) of 16,698,428, 2,129,542 and 653,437 shares, respectively (Note 1)	623,217,021	206,727,996	578,505,421

Net investment income (loss)	(7,410,148)	(5,359,486)	(4,828,761)
Net realized gain (loss)	(392,223,946)	(139,402,604)	(405,797,946)
Change in net unrealized appreciation/depreciation	(27,664,140)	63,590,463	(26,361,262)

Net income (loss)	(427,298,234)	(81,171,627)	(436,987,969)

Shareholders’ equity, end of period	$547,708,740	$351,789,953	$226,233,584

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(427,298,234)	$(81,171,627)	$(436,987,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	54,559,100	(9,805,950)	(68,374,743)
Purchases of short-term U.S. government and agency obligations	(3,411,109,730)	(2,489,268,812)	(1,990,709,180)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,155,524,185	2,416,241,031	1,978,712,334
Net amortization and accretion on short-term U.S. government and agency obligations	(156,187)	(72,700)	(70,006)
Net realized gain (loss) on investments	49,718	(9,921)	(18,730)
Change in unrealized appreciation/depreciation on investments	(26,647)	4,701	294,289
Decrease (Increase) in receivable on futures contracts	24,535,963	(42,531,441)	—
Increase (Decrease) in management fee payable	124,528	113,369	92,830
Increase (Decrease) in payable on futures contracts	—	(3,356,803)	(32,309,932)

Net cash provided by (used in) operating activities	(603,797,304)	(209,858,153)	(549,371,107)

Cash flow from financing activities
Proceeds from addition of shares	3,172,328,095	1,645,206,121	1,965,640,739
Payment on shares redeemed	(2,563,186,119)	(1,433,851,653)	(1,415,819,480)

Net cash provided by (used in) financing activities	609,141,976	211,354,468	549,821,259

Net increase (decrease) in cash	5,344,672	1,496,315	450,152
Cash, beginning of period	3,737,292	2,240,977	1,790,825

Cash, end of period	$9,081,964	$3,737,292	$2,240,977

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$831,440	$467,766
Short-term U.S. government and agency obligations (Note 3) (cost $7,517,328 and $4,233,396, respectively)	7,518,119	4,233,548
Unrealized appreciation on swap agreements	224,491	567,259

Total assets	8,574,050	5,268,573

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,844	3,867
Unrealized depreciation on swap agreements	53,167	—

Total liabilities	60,011	3,867

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,514,039	5,264,706

Total liabilities and shareholders’ equity	$8,574,050	$5,268,573

Shares outstanding	59,997	59,997

Net asset value per share	$141.91	$87.75

Market value per share (Note 2)	$140.41	$87.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.000% due 01/21/16	$1,033,000	$1,032,956
0.225% due 03/17/16†	3,653,000	3,652,297
0.143% due 03/24/16†	2,834,000	2,832,866

Total short-term U.S. government and agency obligations
(cost $7,517,328)		$7,518,119

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg Commodity Index	0.18%	01/06/16	$(1,923,025)	$(53,167)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25	01/06/16	(7,650,954)	84,161
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	01/06/16	(4,813,083)	36,878
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	01/06/16	(2,647,863)	103,452

				$171,324

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents short” exposure to the benchmark index.

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

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$2,698	$1,232	$1,899

Expenses
Management fee	59,324	35,302	34,029

Total expenses	59,324	35,302	34,029

Net investment income (loss)	(56,626)	(34,070)	(32,130)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	3,701,239	906,309	760,002
Short-term U.S. government and agency obligations	16	3	24

Net realized gain (loss)	3,701,255	906,312	760,026

Change in net unrealized appreciation/depreciation on
Swap agreements	(395,935)	594,924	(176,167)
Short-term U.S. government and agency obligations	639	113	(267)

Change in net unrealized appreciation/depreciation	(395,296)	595,037	(176,434)

Net realized and unrealized gain (loss)	3,305,959	1,501,349	583,592

Net income (loss)	$3,249,333	$1,467,279	$551,462

Net income (loss) per weighted-average share	$54.16	$24.46	$9.19

Weighted-average shares outstanding	59,997	59,997	59,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$5,264,706	$3,797,427	$3,245,965
Net investment income (loss)	(56,626)	(34,070)	(32,130)
Net realized gain (loss)	3,701,255	906,312	760,026
Change in net unrealized appreciation/depreciation	(395,296)	595,037	(176,434)

Net income (loss)	3,249,333	1,467,279	551,462

Shareholders’ equity, end of period	$8,514,039	$5,264,706	$3,797,427

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$3,249,333	$1,467,279	$551,462
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(16,569,217)	(10,193,241)	(11,125,326)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	13,287,999	9,414,931	10,476,996
Net amortization and accretion on short-term U.S. government and agency obligations	(2,698)	(1,232)	(1,899)
Net realized gain (loss) on investments	(16)	(3)	(24)
Change in unrealized appreciation/depreciation on investments	395,296	(595,037)	176,434
Increase (Decrease) in management fee payable	2,977	824	483

Net cash provided by (used in) operating activities	363,674	93,521	78,126

Net increase (decrease) in cash	363,674	93,521	78,126
Cash, beginning of period	467,766	374,245	296,119

Cash, end of period	$831,440	$467,766	$374,245

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$598,645	$994,268
Segregated cash balances with brokers for futures contracts	10,154,430	12,292,665
Short-term U.S. government and agency obligations (Note 3) (cost $79,694,797 and $131,592,367, respectively)	79,692,642	131,594,608
Unrealized appreciation on swap agreements	6,412,656	27,018,077
Receivable on open futures contracts	—	1,293,531

Total assets	96,858,373	173,193,149

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,854,654
Payable on open futures contracts	850,883	—
Brokerage commissions and fees payable	8,453	—
Management fee payable	101,143	128,385

Total liabilities	960,479	3,983,039

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	95,897,894	169,210,110

Total liabilities and shareholders’ equity	$96,858,373	$173,193,149

Shares outstanding	719,944	2,169,944

Net asset value per share	$133.20	$77.98

Market value per share (Note 2)	$133.64	$76.52

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.080% due 01/07/16	$3,329,000	$3,328,989
0.020% due 01/21/16	21,612,000	21,611,082
0.026% due 02/04/16	5,980,000	5,979,562
0.180% due 02/18/16†	5,106,000	5,105,266
0.000% due 02/25/16†	14,974,000	14,972,378
0.200% due 03/10/16	2,835,000	2,834,403
0.172% due 03/17/16†	2,372,000	2,371,543
0.176% due 03/24/16†	14,653,000	14,647,139
0.353% due 05/26/16†	8,856,000	8,842,280

Total short-term U.S. government and agency obligations
(cost $79,694,797)		$79,692,642

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2016	2,367	$90,348,390	$2,464,513

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg Crude Oil Subindex	0.18%	01/06/16	$(19,234,533)	$1,098,278
Swap agreement with Deutsche Bank AG based on Bloomberg Crude Oil Subindex	0.25	01/06/16	(29,881,854)	1,722,894
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Subindex	0.25	01/06/16	(17,799,590)	1,595,552
Swap agreement with Societe Generale S.A. based on Bloomberg Crude Oil Subindex	0.25	01/06/16	(8,303,436)	521,142
Swap agreement with UBS AG based on Bloomberg Crude Oil Subindex	0.25	01/06/16	(26,258,293)	1,474,790

				$6,412,656

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $10,154,430 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15	$7,520,000	$7,519,981
0.010% due 01/22/15	8,188,000	8,187,864
0.014% due 02/12/15†	4,424,000	4,423,899
0.024% due 02/19/15†	3,423,000	3,422,909
0.023% due 03/05/15†	8,064,000	8,063,792
0.021% due 03/12/15†	7,534,000	7,533,711
0.041% due 04/16/15†	8,635,000	8,634,376
0.044% due 04/30/15†	27,059,000	27,055,452
0.064% due 05/14/15	25,974,000	25,969,714
0.061% due 05/21/15	3,842,000	3,841,258
0.073% due 05/28/15†	2,920,000	2,919,290
0.072% due 06/04/15†	21,246,000	21,239,228
0.030% due 06/11/15	2,784,000	2,783,134

Total short-term U.S. government and agency obligations
(cost $131,592,367)		$131,594,608

Futures Contracts Sold††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil—NYMEX, expires March 2015	2,569	$137,955,300	$15,806,603

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	01/06/15	$(66,394,305)	$7,669,493
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	(57,892,826)	8,362,336
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	(21,413,784)	2,132,657
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	(54,735,210)	8,853,591

				$27,018,077

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $12,292,665 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$60,884	$110,620	$113,487

Expenses
Management fee	1,978,613	2,448,428	2,581,084
Brokerage commissions and fees	248,482	78,033	77,031

Total expenses	2,227,095	2,526,461	2,658,115

Net investment income (loss)	(2,166,211)	(2,415,841)	(2,544,628)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	46,904,474	44,472,509	(4,299,671)
Swap agreements	44,765,850	54,854,588	(8,005,328)
Short-term U.S. government and agency obligations	14,458	20,701	5,188

Net realized gain (loss)	91,684,782	99,347,798	(12,299,811)

Change in net unrealized appreciation/depreciation on
Futures contracts	(13,342,090)	17,039,376	2,796,948
Swap agreements	(20,605,421)	29,350,977	3,274,160
Short-term U.S. government and agency obligations	(4,396)	(8,704)	6,876

Change in net unrealized appreciation/depreciation	(33,951,907)	46,381,649	6,077,984

Net realized and unrealized gain (loss)	57,732,875	145,729,447	(6,221,827)

Net income (loss)	$55,566,664	$143,313,606	$(8,766,455)

Net income (loss) per weighted-average share	$20.13	$16.45	$(1.05)

Weighted-average shares outstanding	2,760,218	8,711,177	8,388,848

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$169,210,110	$256,060,149	$89,481,266
Addition of 10,800,000, 15,700,000 and 23,300,000 shares, respectively	796,070,368	474,919,955	764,617,811
Redemption of 12,250,000, 21,600,000 and 17,450,000 shares, respectively	(924,949,248)	(705,083,600)	(589,272,473)

Net addition (redemption) of (1,450,000), (5,900,000) and 5,850,000 shares, respectively	(128,878,880)	(230,163,645)	175,345,338
Net investment income (loss)	(2,166,211)	(2,415,841)	(2,544,628)
Net realized gain (loss)	91,684,782	99,347,798	(12,299,811)
Change in net unrealized appreciation/depreciation	(33,951,907)	46,381,649	6,077,984

Net income (loss)	55,566,664	143,313,606	(8,766,455)

Shareholders’ equity, end of period	$95,897,894	$169,210,110	$256,060,149

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$55,566,664	$143,313,606	$(8,766,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,138,235	(4,659,270)	(3,232,021)
Purchases of short-term U.S. government and agency obligations	(1,238,357,695)	(1,127,199,240)	(1,381,886,204)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,290,330,607	1,243,311,872	1,221,473,521
Net amortization and accretion on short-term U.S. government and agency obligations	(60,884)	(110,620)	(113,487)
Net realized gain (loss) on investments	(14,458)	(20,701)	(5,188)
Change in unrealized appreciation/depreciation on investments	20,609,817	(29,342,273)	(3,281,036)
Decrease (Increase) in receivable on futures contracts	1,293,531	210,412	(1,503,943)
Increase (Decrease) in management fee payable	(27,242)	(73,442)	131,573
Increase (Decrease) in brokerage commissions and fees payable	8,453	—	—
Increase (Decrease) in payable on futures contracts	850,883	—	(979,336)

Net cash provided by (used in) operating activities	132,337,911	225,430,344	(178,162,576)

Cash flow from financing activities
Proceeds from addition of shares	796,070,368	474,919,955	768,649,288
Payment on shares redeemed	(928,803,902)	(701,228,946)	(589,272,473)

Net cash provided by (used in) financing activities	(132,733,534)	(226,308,991)	179,376,815

Net increase (decrease) in cash	(395,623)	(878,647)	1,214,239
Cash, beginning of period	994,268	1,872,915	658,676

Cash, end of period	$598,645	$994,268	$1,872,915

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$1,099,140	$696,743
Segregated cash balances with brokers for futures contracts	2,046,660	4,405,830
Short-term U.S. government and agency obligations (Note 3) (cost $8,114,653 and $8,672,527, respectively)	8,115,004	8,672,710
Receivable on open futures contracts	—	923,531

Total assets	11,260,804	14,698,814

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	785,170	—
Brokerage commissions and fees payable	1,908	—
Management fee payable	10,870	10,250

Total liabilities	797,948	10,250

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,462,856	14,688,564

Total liabilities and shareholders’ equity	$11,260,804	$14,698,814

Shares outstanding	74,952	174,952

Net asset value per share	$139.59	$83.96

Market value per share (Note 2)	$139.66	$82.03

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills:
0.233% due 03/17/16	$814,000	$813,843
0.185% due 03/24/16	1,294,000	1,293,482
0.386% due 05/26/16	6,017,000	6,007,679

Total short-term U.S. government and agency obligations
(cost $8,114,653)		$8,115,004

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2016	886	$20,936,180	$(2,471,164)

††	Cash collateral in the amount of $2,046,660 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(59% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 02/12/15	$129,000	$128,997
0.021% due 02/19/15	717,000	716,981
0.041% due 04/16/15	1,190,000	1,189,914
0.056% due 04/30/15	790,000	789,897
0.061% due 05/14/15	3,398,000	3,397,439
0.035% due 05/21/15	2,093,000	2,092,596
0.073% due 06/04/15	357,000	356,886

Total short-term U.S. government and agency obligations
(cost $8,672,527)		$8,672,710

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas—NYMEX, expires March 2015	1,014	$29,365,440	$3,941,465

††	Cash collateral in the amount of $4,405,830 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$5,830	$16,306	$8,620

Expenses
Management fee	112,277	385,014	172,542
Brokerage commissions and fees	70,677	92,199	45,438

Total expenses	182,954	477,213	217,980

Net investment income (loss)	(177,124)	(460,907)	(209,360)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	15,212,804	8,791,719	(2,585,514)
Short-term U.S. government and agency obligations	29	5,163	619

Net realized gain (loss)	15,212,833	8,796,882	(2,584,895)

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,412,629)	2,899,165	633,165
Short-term U.S. government and agency obligations	168	72	(422)

Change in net unrealized appreciation/depreciation	(6,412,461)	2,899,237	632,743

Net realized and unrealized gain (loss)	8,800,372	11,696,119	(1,952,152)

Net income (loss)	$8,623,248	$11,235,212	$(2,161,512)

Net income (loss) per weighted-average share	$64.82	$12.09	$(9.52)

Weighted-average shares outstanding	133,033	929,061	227,135

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$14,688,564	$22,734,767	$12,768,340
Addition of 450,000, 2,850,000 and 587,500 shares, respectively	37,204,187	119,491,987	43,490,786
Redemption of 550,000, 3,000,000 and 387,556 shares, respectively	(50,053,143)	(138,773,402)	(31,362,847)

Net addition (redemption) of (100,000), (150,000) and 199,944 shares, respectively	(12,848,956)	(19,281,415)	12,127,939

Net investment income (loss)	(177,124)	(460,907)	(209,360)
Net realized gain (loss)	15,212,833	8,796,882	(2,584,895)
Change in net unrealized appreciation/depreciation	(6,412,461)	2,899,237	632,743

Net income (loss)	8,623,248	11,235,212	(2,161,512)

Shareholders’ equity, end of period	$10,462,856	$14,688,564	$22,734,767

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$8,623,248	$11,235,212	$(2,161,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,359,170	(2,021,030)	(589,770)
Purchases of short-term U.S. government and agency obligations	(59,678,558)	(208,007,837)	(111,087,096)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	60,242,291	217,631,381	102,863,931
Net amortization and accretion on short-term U.S. government and agency obligations	(5,830)	(16,306)	(8,620)
Net realized gain (loss) on investments	(29)	(5,163)	(619)
Change in unrealized appreciation/depreciation on investments	(168)	(72)	422
Decrease (Increase) in receivable on futures contracts	923,531	597,017	(887,771)
Increase (Decrease) in management fee payable	620	309	(2,317)
Increase (Decrease) in brokerage commissions and fees payable	1,908	—	—
Increase (Decrease) in payable on futures contracts	785,170	—	—

Net cash provided by (used in) operating activities	13,251,353	19,413,511	(11,873,352)

Cash flow from financing activities
Proceeds from addition of shares	37,204,187	119,491,987	43,490,786
Payment on shares redeemed	(50,053,143)	(138,773,402)	(31,362,847)

Net cash provided by (used in) financing activities	(12,848,956)	(19,281,415)	12,127,939

Net increase (decrease) in cash	402,397	132,096	254,587
Cash, beginning of period	696,743	564,647	310,060

Cash, end of period	$1,099,140	$696,743	$564,647

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$151,638	$162,434
Segregated cash balances with brokers for futures contracts	91,250	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $72,981,653 and $84,038,905, respectively)	72,979,905	84,040,107
Unrealized appreciation on forward agreements	1,808,942	—
Receivable on open futures contracts	—	3,260

Total assets	75,031,735	84,214,601

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	80	—
Management fee payable	59,891	70,061
Unrealized depreciation on forward agreements	—	2,282,778

Total liabilities	59,971	2,352,839

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	74,971,764	81,861,762

Total liabilities and shareholders’ equity	$75,031,735	$84,214,601

Shares outstanding	646,978	846,978

Net asset value per share	$115.88	$96.65

Market value per share (Note 2)	$115.83	$100.22

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.135% due 01/07/16†	$10,805,000	$10,804,964
0.040% due 01/14/16†	30,298,000	30,297,243
0.043% due 01/21/16	6,940,000	6,939,705
0.000% due 02/25/16†	10,734,000	10,732,837
0.210% due 03/03/16	1,742,000	1,741,729
0.070% due 03/10/16†	4,806,000	4,804,987
0.181% due 03/17/16†	500,000	499,904
0.203% due 03/24/16†	2,297,000	2,296,081
0.353% due 05/26/16†	4,870,000	4,862,455

Total short-term U.S. government and agency obligations
(cost $72,981,653)		$72,979,905

Futures Contracts Sold††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)

Gold Futures—COMEX, expires February 2016	2	$212,040	$5,220

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.995 Fine Troy Ounce Gold	0.50%	01/06/16	$(6,500)	$(6,889,740)	$3,915
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.25	01/06/16	(68,100)	(72,186,681)	1,046,664
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.60	01/06/16	(26,298)	(27,874,828)	158,827
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.74	01/06/16	(14,000)	(14,839,440)	212,680
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.61	01/06/16	(26,350)	(27,929,946)	386,856

					$1,808,942

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,250 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15†	$995,000	$994,998
0.007% due 01/22/15	5,194,000	5,193,913
0.021% due 02/12/15†	7,310,000	7,309,833
0.017% due 02/19/15†	24,106,000	24,105,357
0.023% due 03/05/15†	4,814,000	4,813,876
0.015% due 03/12/15	4,878,000	4,877,813
0.041% due 04/16/15†	2,572,000	2,571,814
0.042% due 04/30/15†	6,386,000	6,385,163
0.056% due 05/14/15	25,151,000	25,146,850
0.061% due 05/21/15†	2,641,000	2,640,490

Total short-term U.S. government and agency obligations
(cost $84,038,905)		$84,040,107

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures—COMEX, expires February 2015	2	$236,820	$(4,520)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.34%	01/06/15	$(70,900)	$(85,504,691)	$(1,422,997)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.44	01/06/15	(26,898)	(32,438,719)	(354,660)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.54	01/06/15	(13,700)	(16,522,063)	(182,225)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.44	01/06/15	(24,050)	(29,004,060)	(322,896)

					$(2,282,778)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $8,800 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$31,999	$40,675	$61,891

Expenses
Management fee	735,540	898,453	1,237,712
Brokerage commissions and fees	41	39	39

Total expenses	735,581	898,492	1,237,751

Net investment income (loss)	(703,582)	(857,817)	(1,175,860)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	15,950	23,310	97,060
Forward agreements	12,691,685	(5,339,792)	61,027,349
Short-term U.S. government and agency obligations	1,301	3,873	(1,351)

Net realized gain (loss)	12,708,936	(5,312,609)	61,123,058

Change in net unrealized appreciation/depreciation on
Futures contracts	9,740	(19,040)	(720)
Forward agreements	4,091,720	(7,915,831)	1,903,197
Short-term U.S. government and agency obligations	(2,950)	868	(1,136)

Change in net unrealized appreciation/depreciation	4,098,510	(7,934,003)	1,901,341

Net realized and unrealized gain (loss)	16,807,446	(13,246,612)	63,024,399

Net income (loss)	$16,103,864	$(14,104,429)	$61,848,539

Net income (loss) per weighted-average share	$20.94	$(13.54)	$39.77

Weighted-average shares outstanding	769,032	1,041,909	1,555,197

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$81,861,762	$139,436,456	$92,416,742
Addition of 150,000, 550,000 and 2,650,000 shares, respectively	13,383,255	51,784,693	233,728,116
Redemption of 350,000, 1,050,000 and 2,750,000 shares, respectively	(36,377,117)	(95,254,958)	(248,556,941)

Net addition (redemption) of (200,000), (500,000) and (100,000) shares, respectively	(22,993,862)	(43,470,265)	(14,828,825)

Net investment income (loss)	(703,582)	(857,817)	(1,175,860)
Net realized gain (loss)	12,708,936	(5,312,609)	61,123,058
Change in net unrealized appreciation/depreciation	4,098,510	(7,934,003)	1,901,341

Net income (loss)	16,103,864	(14,104,429)	61,848,539

Shareholders’ equity, end of period	$74,971,764	$81,861,762	$139,436,456

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$16,103,864	$(14,104,429)	$61,848,539
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(82,450)	7,150	(1,100)
Purchases of short-term U.S. government and agency obligations	(254,497,395)	(320,898,147)	(678,813,513)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	265,587,947	385,891,756	618,459,986
Net amortization and accretion on short-term U.S. government and agency obligations	(31,999)	(40,646)	(61,891)
Net realized gain (loss) on investments	(1,301)	(3,873)	1,351
Change in unrealized appreciation/depreciation on investments	(4,088,770)	7,914,963	(1,902,061)
Decrease (Increase) in receivable on futures contracts	3,260	(2,960)	(300)
Increase (Decrease) in management fee payable	(10,170)	(53,758)	49,243
Increase (Decrease) in payable on futures contracts	80	—	(3,980)

Net cash provided by (used in) operating activities	22,983,066	58,710,056	(423,726)

Cash flow from financing activities
Proceeds from addition of shares	13,383,255	51,784,693	233,728,116
Payment on shares redeemed	(36,377,117)	(110,529,962)	(233,281,937)

Net cash provided by (used in) financing activities	(22,993,862)	(58,745,269)	446,179

Net increase (decrease) in cash	(10,796)	(35,213)	22,453
Cash, beginning of period	162,434	197,647	175,194

Cash, end of period	$151,638	$162,434	$197,647

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$514,784	$207,506
Segregated cash balances with brokers for futures contracts	11,440	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $50,730,044 and $52,225,712, respectively)	50,730,230	52,226,692
Unrealized appreciation on forward agreements	4,778,279	799,523
Receivable on open futures contracts	390	6,770

Total assets	56,035,123	53,254,791

Liabilities and shareholders’ equity
Liabilities
Management fee payable	47,185	42,354
Unrealized depreciation on forward agreements	—	204,570

Total liabilities	47,185	246,924

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	55,987,938	53,007,867

Total liabilities and shareholders’ equity	$56,035,123	$53,254,791

Shares outstanding (Note 1)	866,978	916,978

Net asset value per share (Note 1)	$64.58	$57.81

Market value per share (Note 1) (Note 2)	$64.55	$59.70

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.135% due 01/07/16†	$8,744,000	$8,743,971
0.043% due 01/21/16	1,641,000	1,640,930
0.055% due 01/28/16	1,000,000	999,913
0.000% due 02/11/16†	1,982,000	1,981,739
0.138% due 02/18/16†	8,323,000	8,321,804
0.000% due 02/25/16†	4,001,000	4,000,567
0.181% due 03/17/16†	4,573,000	4,572,119
0.163% due 03/24/16†	18,199,000	18,191,721
0.386% due 05/26/16†	2,281,000	2,277,466

Total short-term U.S. government and agency obligations
(cost $50,730,044)		$50,730,230

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures—COMEX, expires March 2016	2	$138,030	$5,970

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.50)%	01/06/16	$(3,253,000)	$(44,962,315)	$2,500,263
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.10)	01/06/16	(2,047,500)	(28,298,907)	1,044,986
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	0.00	01/06/16	(656,000)	(9,066,707)	438,975
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.09)	01/06/16	(2,135,000)	(29,508,262)	794,055

					$4,778,279

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $11,440 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15†	$992,000	$991,997
0.020% due 02/12/15†	6,632,000	6,631,849
0.014% due 02/19/15†	5,857,000	5,856,844
0.030% due 03/12/15†	12,806,000	12,805,509
0.051% due 04/30/15†	11,917,000	11,915,438
0.056% due 05/14/15†	1,504,000	1,503,752
0.061% due 05/21/15	2,355,000	2,354,545
0.078% due 06/04/15†	10,170,000	10,166,758

Total short-term U.S. government and agency obligations
(cost $52,225,712)		$52,226,692

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures—COMEX, expires March 2015	2	$155,990	$1,560

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.37)%	01/06/15	$(3,409,000)	$(54,447,866)	$462,619
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.20)	01/06/15	(1,195,500)	(19,094,048)	138,563
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	(0.09)	01/06/15	(687,000)	(10,972,489)	198,341
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.15)	01/06/15	(1,336,000)	(21,338,058)	(204,570)

					$594,953

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $14,300 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$23,831	$30,901	$60,178

Expenses
Management fee	540,253	616,703	1,033,442
Brokerage commissions and fees	42	39	40

Total expenses	540,295	616,742	1,033,482

Net investment income (loss)	(516,464)	(585,841)	(973,304)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	15,575	32,275	137,040
Forward agreements	10,743,970	15,082,608	113,319,364
Short-term U.S. government and agency obligations	(2,787)	4,234	6,916

Net realized gain (loss)	10,756,758	15,119,117	113,463,320

Change in net unrealized appreciation/depreciation on
Futures contracts	4,410	(12,640)	(25,820)
Forward agreements	4,183,326	2,822,810	(21,535,542)
Short-term U.S. government and agency obligations	(794)	(2,414)	(3,439)

Change in net unrealized appreciation/depreciation	4,186,942	2,807,756	(21,564,801)

Net realized and unrealized gain (loss)	14,943,700	17,926,873	91,898,519

Net income (loss)	$14,427,236	$17,341,032	$90,925,215

Net income (loss) per weighted-average share (Note 1)	$13.88	$11.65	$29.07

Weighted-average shares outstanding (Note 1)	1,039,579	1,487,936	3,127,936

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$53,007,867	$112,989,686	$100,656,703
Addition of 1,650,000, 1,800,000 and 6,900,000 shares, respectively (Note 1)	84,272,164	72,497,634	251,109,632
Redemption of 1,700,000, 3,400,000 and 8,300,000 shares, respectively (Note 1)	(95,719,329)	(149,820,485)	(329,701,864)

Net addition (redemption) of (50,000), (1,600,000) and (1,400,000) shares, respectively (Note 1)	(11,447,165)	(77,322,851)	(78,592,232)

Net investment income (loss)	(516,464)	(585,841)	(973,304)
Net realized gain (loss)	10,756,758	15,119,117	113,463,320
Change in net unrealized appreciation/depreciation	4,186,942	2,807,756	(21,564,801)

Net income (loss)	14,427,236	17,341,032	90,925,215

Shareholders’ equity, end of period	$55,987,938	$53,007,867	$112,989,686

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$14,427,236	$17,341,032	$90,925,215
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,860	7,700	2,200
Purchases of short-term U.S. government and agency obligations	(220,073,123)	(243,452,982)	(593,520,715)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	221,589,835	306,085,077	564,965,005
Net amortization and accretion on short-term U.S. government and agency obligations	(23,831)	(30,901)	(60,178)
Net realized gain (loss) on investments	2,787	(4,234)	(6,916)
Change in unrealized appreciation/depreciation on investments	(4,182,532)	(2,820,396)	21,538,981
Decrease (Increase) in receivable on futures contracts	6,380	(4,320)	(2,450)
Increase (Decrease) in management fee payable	4,831	(51,786)	8,515
Increase (Decrease) in payable on futures contracts	—	—	(2,520)

Net cash provided by (used in) operating activities	11,754,443	77,069,190	83,847,137

Cash flow from financing activities
Proceeds from addition of shares	84,272,164	72,497,634	251,109,632
Payment on shares redeemed	(95,719,329)	(149,820,485)	(334,839,980)

Net cash provided by (used in) financing activities	(11,447,165)	(77,322,851)	(83,730,348)

Net increase (decrease) in cash	307,278	(253,661)	116,789
Cash, beginning of period	207,506	461,167	344,378

Cash, end of period	$514,784	$207,506	$461,167

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$1,783,802	$1,640,225
Segregated cash balances with brokers for futures contracts	503,745	242,880
Short-term U.S. government and agency obligations (Note 3) (cost $15,153,202 and $12,086,398, respectively)	15,153,211	12,086,577
Receivable on open futures contracts	84,235	63,250

Total assets	17,524,993	14,032,932

Liabilities and shareholders’ equity
Liabilities
Management fee payable	14,095	11,128

Total liabilities	14,095	11,128

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	17,510,898	14,021,804

Total liabilities and shareholders’ equity	$17,524,993	$14,032,932

Shares outstanding	400,005	350,005

Net asset value per share	$43.78	$40.06

Market value per share (Note 2)	$43.74	$40.03

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills:
0.000% due 01/07/16	$5,605,000	$5,604,982
0.027% due 02/04/16	2,555,000	2,554,813
0.000% due 02/25/16	2,962,000	2,961,679
0.200% due 03/10/16	1,635,000	1,634,655
0.181% due 03/17/16	200,000	199,961
0.203% due 03/24/16	2,198,000	2,197,121

Total short-term U.S. government and agency obligations
(cost $15,153,202)		$15,153,211

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures—CME, expires March 2016	129	$17,553,675	$243,438

††	Cash collateral in the amount of $503,745 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.013% due 02/12/15	$390,000	$389,991
0.024% due 02/19/15	4,903,000	4,902,869
0.041% due 04/16/15	2,278,000	2,277,836
0.040% due 04/30/15	1,708,000	1,707,776
0.078% due 06/04/15	2,809,000	2,808,105

Total short-term U.S. government and agency obligations (cost $12,086,398)		$12,086,577

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures—CME, expires March 2015	92	$13,923,050	$385,331

††	Cash collateral in the amount of $242,880 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$4,504	$4,716	$1,996

Expenses
Management fee	179,286	121,126	35,075
Brokerage commissions and fees	3,979	1,837	812
Offering costs	—	—	45,511
Limitation by Sponsor	—	—	(28,232)

Total expenses	183,265	122,963	53,166

Net investment income (loss)	(178,761)	(118,247)	(51,170)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,559,425	1,593,048	(381,987)
Short-term U.S. government and agency obligations	218	402	157

Net realized gain (loss)	1,559,643	1,593,450	(381,830)

Change in net unrealized appreciation/depreciation on
Futures contracts	(141,893)	418,562	21,825
Short-term U.S. government and agency obligations	(170)	(472)	463

Change in net unrealized appreciation/depreciation	(142,063)	418,090	22,288

Net realized and unrealized gain (loss)	1,417,580	2,011,540	(359,542)

Net income (loss)	$1,238,819	$1,893,293	$(410,712)

Net income (loss) per weighted-average share	$2.84	$5.49	$(2.75)

Weighted-average shares outstanding	436,443	344,937	149,183

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$14,021,804	$8,896,842	$3,763,040
Addition of 550,000, 250,000 and 150,000 shares, respectively	23,563,492	8,924,282	5,544,514
Redemption of 500,000, 150,000 and 0 shares, respectively	(21,313,217)	(5,692,613)	—

Net addition (redemption) of 50,000, 100,000 and 150,000 shares, respectively	2,250,275	3,231,669	5,544,514

Net investment income (loss)	(178,761)	(118,247)	(51,170)
Net realized gain (loss)	1,559,643	1,593,450	(381,830)
Change in net unrealized appreciation/depreciation	(142,063)	418,090	22,288

Net income (loss)	1,238,819	1,893,293	(410,712)

Shareholders’ equity, end of period	$17,510,898	$14,021,804	$8,896,842

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$1,238,819	$1,893,293	$(410,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(260,865)	(114,180)	(65,450)
Purchases of short-term U.S. government and agency obligations	(56,503,913)	(36,652,485)	(21,563,433)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	53,441,831	32,472,610	17,073,898
Net amortization and accretion on short-term U.S. government and agency obligations	(4,504)	(4,716)	(1,997)
Net realized gain (loss) on investments	(218)	(402)	(157)
Change in unrealized appreciation/depreciation on investments	170	472	(463)
Decrease (Increase) in receivable on futures contracts	(20,985)	(54,150)	(2,488)
Decrease (Increase) in Limitation by Sponsor	—	—	2,145
Change in offering cost	—	—	19,770
Increase (Decrease) in management fee payable	2,967	4,134	6,994
Increase (Decrease) in payable for offering costs	—	—	(41,000)

Net cash provided by (used in) operating activities	(2,106,698)	(2,455,424)	(4,982,893)

Cash flow from financing activities
Proceeds from addition of shares	23,563,492	8,924,282	5,544,514
Payment on shares redeemed	(21,313,217)	(5,692,613)	—

Net cash provided by (used in) financing activities	2,250,275	3,231,669	5,544,514

Net increase (decrease) in cash	143,577	776,245	561,621
Cash, beginning of period	1,640,225	863,980	302,359

Cash, end of period	$1,783,802	$1,640,225	$863,980

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$1,958,996	$1,788,757
Segregated cash balances with brokers for futures contracts	57,065	1,020,217
Short-term U.S. government and agency obligations (Note 3) (cost $18,409,449 and $20,267,681, respectively)	18,408,894	20,267,679
Receivable on open futures contracts	52,491	62,534

Total assets	20,477,446	23,139,187

Liabilities and shareholders’ equity
Liabilities
Management fee payable	16,767	18,397

Total liabilities	16,767	18,397

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,460,679	23,120,790

Total liabilities and shareholders’ equity	$20,477,446	$23,139,187

Shares outstanding	350,005	450,005

Net asset value per share	$58.46	$51.38

Market value per share (Note 2)	$58.15	$51.37

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills:
0.048% due 02/04/16	$2,538,000	$2,537,814
0.000% due 02/25/16	415,000	414,955
0.151% due 03/03/16†	1,267,000	1,266,803
0.156% due 03/24/16†	14,195,000	14,189,322

Total short-term U.S. government and agency obligations
(cost $18,409,449)		$18,408,894

Futures Contracts Sold††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures—CME, expires March 2016	562	$40,834,920	$(420,270)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $57,065 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 02/12/15	$735,000	$734,983
0.012% due 02/19/15	15,300,000	15,299,592
0.021% due 03/05/15	267,000	266,993
0.043% due 04/16/15	756,000	755,946
0.056% due 04/30/15	351,000	350,954
0.035% due 05/21/15	854,000	853,835
0.087% due 06/11/15	2,006,000	2,005,376

Total short-term U.S. government and agency obligations (cost $20,267,681)		$20,267,679

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures—CME, expires March 2015	569	$46,214,180	$743,481

††	Cash collateral in the amount of $1,020,217 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$5,998	$8,225	$5,653

Expenses
Management fee	199,845	208,597	106,713
Brokerage commissions and fees	16,140	12,811	11,753
Offering costs	—	—	47,870
Limitation by Sponsor	—	—	(1,259)

Total expenses	215,985	221,408	165,077

Net investment income (loss)	(209,987)	(213,183)	(159,424)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,330,463	2,296,216	2,720,079
Short-term U.S. government and agency obligations	225	492	(74)

Net realized gain (loss)	4,330,688	2,296,708	2,720,005

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,163,751)	(174,124)	832,015
Short-term U.S. government and agency obligations	(553)	(1,463)	1,279

Change in net unrealized appreciation/depreciation	(1,164,304)	(175,587)	833,294

Net realized and unrealized gain (loss)	3,166,384	2,121,121	3,553,299

Net income (loss)	$2,956,397	$1,907,938	$3,393,875

Net income (loss) per weighted-average share	$8.08	$3.82	$9.21

Weighted-average shares outstanding	365,758	499,046	368,635

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$23,120,790	$27,983,279	$3,780,999
Addition of 50,000, 0 and 500,000 shares, respectively	2,764,167	—	20,808,405
Redemption of 150,000, 150,000 and 0 shares, respectively	(8,380,675)	(6,770,427)	—

Net addition (redemption) of (100,000), (150,000) and 500,000 shares, respectively	(5,616,508)	(6,770,427)	20,808,405

Net investment income (loss)	(209,987)	(213,183)	(159,424)
Net realized gain (loss)	4,330,688	2,296,708	2,720,005
Change in net unrealized appreciation/depreciation	(1,164,304)	(175,587)	833,294

Net income (loss)	2,956,397	1,907,938	3,393,875

Shareholders’ equity, end of period	$20,460,679	$23,120,790	$27,983,279

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$2,956,397	$1,907,938	$3,393,875
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	963,152	121,418	(997,095)
Purchases of short-term U.S. government and agency obligations	(61,647,966)	(41,309,385)	(69,157,620)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	63,512,421	45,247,467	48,268,878
Net amortization and accretion on short-term U.S. government and agency obligations	(5,998)	(8,225)	(5,653)
Net realized gain (loss) on investments	(225)	(492)	74
Change in unrealized appreciation/depreciation on investments	553	1,463	(1,279)
Decrease (Increase) in receivable on futures contracts	10,043	(62,534)	—
Decrease (Increase) in Limitation by Sponsor	—	—	2,216
Change in offering cost	—	—	22,129
Increase (Decrease) in management fee payable	(1,630)	(3,620)	22,017
Increase (Decrease) in payable on futures contracts	—	(86,166)	75,216
Increase (Decrease) in payable for offering costs	—	—	(41,000)

Net cash provided by (used in) operating activities	5,786,747	5,807,864	(18,418,242)

Cash flow from financing activities
Proceeds from addition of shares	2,764,167	—	20,808,405
Payment on shares redeemed	(8,380,675)	(6,770,427)	—

Net cash provided by (used in) financing activities	(5,616,508)	(6,770,427)	20,808,405

Net increase (decrease) in cash	170,239	(962,563)	2,390,163
Cash, beginning of period	1,788,757	2,751,320	361,157

Cash, end of period	$1,958,996	$1,788,757	$2,751,320

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$10,372,583	$746,454
Short-term U.S. government and agency obligations (Note 3) (cost $546,177,230 and $487,097,789, respectively)	546,166,776	487,111,117
Unrealized appreciation on foreign currency forward contracts	—	19,019,765
Receivable from capital shares sold	—	12,956,604

Total assets	556,539,359	519,833,940

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,108,230	—
Management fee payable	414,275	385,820
Unrealized depreciation on foreign currency forward contracts	28,710,336	2,256,771

Total liabilities	34,232,841	2,642,591

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	522,306,518	517,191,349

Total liabilities and shareholders’ equity	$556,539,359	$519,833,940

Shares outstanding	20,450,014	23,950,014

Net asset value per share	$25.54	$21.59

Market value per share (Note 2)	$25.53	$21.61

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.000% due 01/21/16	$44,995,000	$44,993,088
0.133% due 01/28/16	67,289,000	67,283,166
0.027% due 02/04/16†	98,693,000	98,685,776
0.150% due 02/11/16	29,669,000	29,665,087
0.180% due 02/18/16	7,296,000	7,294,952
0.000% due 02/25/16†	21,719,000	21,716,648
0.167% due 03/03/16†	44,405,000	44,398,086
0.175% due 03/24/16†	143,484,000	143,426,606
0.353% due 05/26/16†	88,841,000	88,703,367

Total short-term U.S. government and agency obligations
(cost $546,177,230)		$546,166,776

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/08/16	129,386,700	$140,627,935	$(1,100,282)
Euro with UBS AG	01/08/16	75,393,200	81,943,430	(865,112)

				$(1,965,394)

Contracts to Sell
Euro with Goldman Sachs International	01/08/16	(602,732,925)	$(655,098,912)	$(13,891,742)
Euro with UBS AG	01/08/16	(562,621,100)	(611,502,135)	(12,853,200)

				$(26,744,942)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

.Foreign Currency Forward Contracts^

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

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$264,845	$199,596	$224,967

Expenses
Management fee	5,265,432	4,193,741	4,600,479

Total expenses	5,265,432	4,193,741	4,600,479

Net investment income (loss)	(5,000,587)	(3,994,145)	(4,375,512)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	131,651,572	83,678,955	(48,063,036)
Short-term U.S. government and agency obligations	22,509	4,637	7,153

Net realized gain (loss)	131,674,081	83,683,592	(48,055,883)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(45,473,330)	30,511,501	(600,935)
Short-term U.S. government and agency obligations	(23,782)	(12,286)	12,268

Change in net unrealized appreciation/depreciation	(45,497,112)	30,499,215	(588,667)

Net realized and unrealized gain (loss)	86,176,969	114,182,807	(48,644,550)

Net income (loss)	$81,176,382	$110,188,662	$(53,020,062)

Net income (loss) per weighted-average share	$3.66	$4.53	$(2.03)

Weighted-average shares outstanding	22,169,740	24,321,384	26,095,630

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$517,191,349	$418,001,115	$526,778,026
Addition of 12,600,000, 4,500,000 and 6,250,000 shares, respectively	328,253,174	84,751,333	119,076,233
Redemption of 16,100,000, 5,050,000 and 9,450,000 shares, respectively	(404,314,387)	(95,749,761)	(174,833,082)

Net addition (redemption) of (3,500,000), (550,000) and (3,200,000) shares, respectively	(76,061,213)	(10,998,428)	(55,756,849)

Net investment income (loss)	(5,000,587)	(3,994,145)	(4,375,512)
Net realized gain (loss)	131,674,081	83,683,592	(48,055,883)
Change in net unrealized appreciation/depreciation	(45,497,112)	30,499,215	(588,667)

Net income (loss)	81,176,382	110,188,662	(53,020,062)

Shareholders’ equity, end of period	$522,306,518	$517,191,349	$418,001,115

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$81,176,382	$110,188,662	$(53,020,062)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,901,774,819)	(1,291,071,881)	(2,234,974,275)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,842,981,707	1,241,999,870	2,350,802,065
Net amortization and accretion on short-term U.S. government and agency obligations	(263,820)	(199,596)	(224,966)
Net realized gain (loss) on investments	(22,509)	(4,637)	(7,153)
Change in unrealized appreciation/depreciation on investments	45,497,112	(30,499,215)	588,667
Increase (Decrease) in management fee payable	28,455	40,427	(153,734)

Net cash provided by (used in) operating activities	67,622,508	30,453,630	63,010,542

Cash flow from financing activities
Proceeds from addition of shares	341,209,778	71,794,729	119,076,233
Payment on shares redeemed	(399,206,157)	(101,720,845)	(182,144,207)

Net cash provided by (used in) financing activities	(57,996,379)	(29,926,116)	(63,067,974)

Net increase (decrease) in cash	9,626,129	527,514	(57,432)
Cash, beginning of period	746,454	218,940	276,372

Cash, end of period	$10,372,583	$746,454	$218,940

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$276,968	$532,706
Short-term U.S. government and agency obligations (Note 3) (cost $260,014,650 and $532,944,509, respectively)	259,997,001	532,957,746
Unrealized appreciation on foreign currency forward contracts	933,727	571,149

Total assets	261,207,696	534,061,601

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,794,729	—
Management fee payable	210,888	439,804
Unrealized depreciation on foreign currency forward contracts	14,829,179	2,149,924

Total liabilities	23,834,796	2,589,728

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	237,372,900	531,471,873

Total liabilities and shareholders’ equity	$261,207,696	$534,061,601

Shares outstanding	2,699,294	5,949,294

Net asset value per share	$87.94	$89.33

Market value per share (Note 2)	$87.89	$89.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(110% of shareholders’ equity)
U.S. Treasury Bills:
0.080% due 01/07/16	$4,417,000	$4,416,985
0.148% due 01/14/16	6,017,000	6,016,850
0.043% due 01/21/16	5,361,000	5,360,772
0.110% due 01/28/16	6,089,000	6,088,472
0.013% due 02/04/16	38,515,000	38,512,181
0.150% due 02/11/16	9,617,000	9,615,732
0.000% due 02/25/16†	142,667,000	142,651,549
0.208% due 03/03/16	8,000,000	7,998,754
0.181% due 03/17/16†	800,000	799,846
0.152% due 03/24/16†	28,369,000	28,357,652
0.366% due 05/26/16†	10,194,000	10,178,208

Total short-term U.S. government and agency obligations (cost $260,014,650)		$259,997,001

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/08/16	5,938,040,200	$49,402,434	$319,567
Yen with UBS AG	01/08/16	11,521,875,200	95,858,003	614,160

				$933,727

Contracts to Sell
Yen with Goldman Sachs International	01/08/16	(33,696,676,000)	$(280,344,651)	$(6,789,972)
Yen with UBS AG	01/08/16	(40,852,769,100)	(339,880,862)	(8,039,207)

				$(14,829,179)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$135,814	$197,253	$209,601

Expenses
Management fee	3,759,492	3,938,854	4,607,832

Total expenses	3,759,492	3,938,854	4,607,832

Net investment income (loss)	(3,623,678)	(3,741,601)	(4,398,231)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	8,809,464	127,846,225	164,019,598
Short-term U.S. government and agency obligations	(3,035)	13,833	4,527

Net realized gain (loss)	8,806,429	127,860,058	164,024,125

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(12,316,677)	(30,965,459)	(8,727,491)
Short-term U.S. government and agency obligations	(30,886)	(20,893)	22,835

Change in net unrealized appreciation/depreciation	(12,347,563)	(30,986,352)	(8,704,656)

Net realized and unrealized gain (loss)	(3,541,134)	96,873,706	155,319,469

Net income (loss)	$(7,164,812)	$93,132,105	$150,921,238

Net income (loss) per weighted-average share	$(1.63)	$15.96	$19.43

Weighted-average shares outstanding	4,396,143	5,835,184	7,767,376

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$531,471,873	$588,121,516	$408,563,630
Addition of 1,350,000, 2,850,000 and 5,650,000 shares, respectively	124,524,909	216,403,570	362,152,598
Redemption of 4,600,000, 5,200,000 and 5,400,000 shares, respectively	(411,459,070)	(366,185,318)	(333,515,950)

Net addition (redemption) of (3,250,000), (2,350,000) and 250,000 shares, respectively	(286,934,161)	(149,781,748)	28,636,648

Net investment income (loss)	(3,623,678)	(3,741,601)	(4,398,231)
Net realized gain (loss)	8,806,429	127,860,058	164,024,125
Change in net unrealized appreciation/depreciation	(12,347,563)	(30,986,352)	(8,704,656)

Net income (loss)	(7,164,812)	93,132,105	150,921,238

Shareholders’ equity, end of period	$237,372,900	$531,471,873	$588,121,516

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(7,164,812)	$93,132,105	$150,921,238
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,322,695,643)	(1,219,436,703)	(2,181,412,341)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,595,758,281	1,245,266,414	1,985,795,270
Net amortization and accretion on short-term U.S. government and agency obligations	(135,814)	(197,253)	(209,600)
Net realized gain (loss) on investments	3,035	(13,833)	(4,527)
Change in unrealized appreciation/depreciation on investments	12,347,563	30,986,352	8,704,656
Increase (Decrease) in management fee payable	(228,916)	2,264	166,305

Net cash provided by (used in) operating activities	277,883,694	149,739,346	(36,038,999)

Cash flow from financing activities
Proceeds from addition of shares	124,524,909	216,403,570	369,766,231
Payment on shares redeemed	(402,664,341)	(366,185,318)	(333,515,950)

Net cash provided by (used in) financing activities	(278,139,432)	(149,781,748)	36,250,281

Net increase (decrease) in cash	(255,738)	(42,402)	211,282
Cash, beginning of period	532,706	575,108	363,826

Cash, end of period	$276,968	$532,706	$575,108

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$211,629	$185,684
Short-term U.S. government and agency obligations (Note 3) (cost $7,084,754 and $2,754,883, respectively)	7,084,065	2,754,900
Unrealized appreciation on swap agreements	32,372	—

Total assets	7,328,066	2,940,584

Liabilities and shareholders’ equity
Liabilities
Management fee payable	5,794	2,326
Unrealized depreciation on swap agreements	216,288	331,338

Total liabilities	222,082	333,664

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,105,984	2,606,920

Total liabilities and shareholders’ equity	$7,328,066	$2,940,584

Shares outstanding (Note 1)	249,965	50,004

Net asset value per share (Note 1)	$28.43	$52.13

Market value per share (Note 1) (Note 2)	$28.07	$51.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills:
0.032% due 02/04/16†	$3,527,000	$3,526,742
0.000% due 02/25/16†	2,558,000	2,557,723
0.060% due 03/24/16†	1,000,000	999,600

Total short-term U.S. government and agency obligations (cost $7,084,754)		$7,084,065

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg Commodity Index	0.18%	01/06/16	$1,622,466	$32,372
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25	01/06/16	6,571,903	(82,976)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	01/06/16	4,426,279	(60,830)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	01/06/16	1,576,626	(72,482)

				$(183,916)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

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

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$733	$1,330	$2,066

Expenses
Management fee	34,275	32,321	40,543

Total expenses	34,275	32,321	40,543

Net investment income (loss)	(33,542)	(30,991)	(38,477)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(2,951,820)	(1,065,622)	(1,254,251)
Short-term U.S. government and agency obligations	(351)	43	(44)

Net realized gain (loss)	(2,952,171)	(1,065,579)	(1,254,295)

Change in net unrealized appreciation/depreciation on
Swap agreements	147,422	(346,416)	321,346
Short-term U.S. government and agency obligations	(706)	(44)	(72)

Change in net unrealized appreciation/depreciation	146,716	(346,460)	321,274

Net realized and unrealized gain (loss)	(2,805,455)	(1,412,039)	(933,021)

Net income (loss)	$(2,838,997)	$(1,443,030)	$(971,498)

Net income (loss) per weighted-average share (Note 1)	$(29.55)	$(32.81)	$(19.64)

Weighted-average shares outstanding (Note 1)	96,077	43,976	49,456

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$2,606,920	$2,915,034	$6,097,211
Addition of 225,000, 12,500 and 0 shares, respectively (Note 1)	8,571,369	1,134,916	—
Redemption of 25,039, 0 and 25,000 shares, respectively (Note 1)	(1,233,308)	—	(2,210,679)

Net addition (redemption) of 199,961, 12,500 and (25,000) shares, respectively (Note 1)	7,338,061	1,134,916	(2,210,679)

Net investment income (loss)	(33,542)	(30,991)	(38,477)
Net realized gain (loss)	(2,952,171)	(1,065,579)	(1,254,295)
Change in net unrealized appreciation/depreciation	146,716	(346,460)	321,274

Net income (loss)	(2,838,997)	(1,443,030)	(971,498)

Shareholders’ equity, end of period	$7,105,984	$2,606,920	$2,915,034

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(2,838,997)	$(1,443,030)	$(971,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(11,943,072)	(9,482,798)	(17,205,322)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,613,583	9,545,915	20,631,535
Net amortization and accretion on short-term U.S. government and agency obligations	(733)	(1,330)	(2,066)
Net realized gain (loss) on investments	351	(43)	44
Change in unrealized appreciation/depreciation on investments	(146,716)	346,460	(321,274)
Increase (Decrease) in management fee payable	3,468	(48)	(2,644)

Net cash provided by (used in) operating activities	(7,312,116)	(1,034,874)	2,128,775

Cash flow from financing activities
Proceeds from addition of shares	8,571,369	1,134,916	—
Payment on shares redeemed	(1,233,308)	—	(2,210,679)

Net cash provided by (used in) financing activities	7,338,061	1,134,916	(2,210,679)

Net increase (decrease) in cash	25,945	100,042	(81,904)
Cash, beginning of period	185,684	85,642	167,546

Cash, end of period	$211,629	$185,684	$85,642

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$4,008,379	$2,349,384
Segregated cash balances with brokers for futures contracts	47,571,810	34,605,120
Short-term U.S. government and agency obligations (Note 3) (cost $797,652,302 and $467,195,638, respectively)	797,650,543	467,200,736
Receivable from capital shares sold	4,894,509	28,726,173
Receivable on open futures contracts	5,150,763	—

Total assets	859,276,004	532,881,413

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,514,956	—
Payable on open futures contracts	—	5,817,266
Brokerage commissions and fees payable	25,000	—
Management fee payable	636,984	320,062
Unrealized depreciation on swap agreements	72,176,589	76,181,097

Total liabilities	75,353,529	82,318,425

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	783,922,475	450,562,988

Total liabilities and shareholders’ equity	$859,276,004	$532,881,413

Shares outstanding (Note 1)	62,327,867	8,879,834

Net asset value per share (Note 1)	$12.58	$50.74

Market value per share (Note 1) (Note 2)	$12.54	$51.85

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.087% due 01/07/16	$55,485,000	$55,484,817
0.040% due 01/14/16	18,803,000	18,802,530
0.001% due 01/21/16	6,843,000	6,842,709
0.094% due 01/28/16†	91,564,000	91,556,061
0.025% due 02/04/16	80,508,000	80,502,107
0.005% due 02/11/16†	74,430,000	74,420,183
0.119% due 02/18/16†	68,546,000	68,536,150
0.013% due 02/25/16†	38,009,000	38,004,884
0.202% due 03/03/16†	86,544,000	86,530,525
0.200% due 03/10/16†	25,596,000	25,590,604
0.147% due 03/17/16†	73,235,000	73,220,895
0.178% due 03/24/16†	44,753,000	44,735,099
0.356% due 05/26/16†	133,631,000	133,423,979

Total short-term U.S. government and agency obligations (cost $797,652,302)		$797,650,543

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2016	11,089	$423,267,130	$(17,929,314)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg Crude Oil Subindex	0.18%	01/06/16	$158,594,078	$(2,509,989)
Swap agreement with Deutsche Bank AG based on Bloomberg Crude Oil Subindex	0.25	01/06/16	292,553,469	(20,221,872)
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Subindex	0.25	01/06/16	298,419,036	(20,806,119)
Swap agreement with Societe Generale S.A. based on Bloomberg Crude Oil Subindex	0.25	01/06/16	100,733,521	(6,357,459)
Swap agreement with UBS AG based on Bloomberg Crude Oil Subindex	0.25	01/06/16	294,338,185	(22,281,150)

				$(72,176,589)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $47,571,810 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

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

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$396,158	$68,292	$135,291

Expenses
Management fee	8,230,180	1,769,248	2,275,701
Brokerage commissions and fees	639,133	65,408	55,871

Total expenses	8,869,313	1,834,656	2,331,572

Net investment income (loss)	(8,473,155)	(1,766,364)	(2,196,281)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(297,227,106)	(109,160,069)	52,686,859
Swap agreements	(598,949,990)	(134,165,888)	68,059,089
Short-term U.S. government and agency obligations	22,728	11,806	11,289

Net realized gain (loss)	(896,154,368)	(243,314,151)	120,757,237

Change in net unrealized appreciation/depreciation on
Futures contracts	28,545,473	(47,101,448)	(21,333,749)
Swap agreements	4,004,508	(78,138,990)	(31,375,727)
Short-term U.S. government and agency obligations	(6,857)	(7,333)	(5,591)

Change in net unrealized appreciation/depreciation	32,543,124	(125,247,771)	(52,715,067)

Net realized and unrealized gain (loss)	(863,611,244)	(368,561,922)	68,042,170

Net income (loss)	$(872,084,399)	$(370,328,286)	$65,845,889

Net income (loss) per weighted-average share (Note 1)	$(28.93)	$(229.11)	$42.70

Weighted-average shares outstanding (Note 1)	30,146,006	1,616,382	1,541,998

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$450,562,988	$142,773,429	$483,508,964
Addition of 86,830,000, 10,080,000 and 2,290,000 shares, respectively (Note 1)	2,505,616,928	1,007,757,253	334,161,435
Redemption of 33,381,967, 2,090,000 and 4,690,000 shares, respectively (Note 1)	(1,300,173,042)	(329,639,408)	(740,742,859)

Net addition (redemption) of 53,448,033, 7,990,000 and (2,400,000) shares, respectively (Note 1)	1,205,443,886	678,117,845	(406,581,424)

Net investment income (loss)	(8,473,155)	(1,766,364)	(2,196,281)
Net realized gain (loss)	(896,154,368)	(243,314,151)	120,757,237
Change in net unrealized appreciation/depreciation	32,543,124	(125,247,771)	(52,715,067)

Net income (loss)	(872,084,399)	(370,328,286)	65,845,889

Shareholders’ equity, end of period	$783,922,475	$450,562,988	$142,773,429

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(872,084,399)	$(370,328,286)	$65,845,889
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(12,966,690)	(30,783,225)	19,534,732
Purchases of short-term U.S. government and agency obligations	(4,300,690,737)	(1,059,239,810)	(1,333,100,462)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,970,639,458	729,547,449	1,633,468,496
Net amortization and accretion on short-term U.S. government and agency obligations	(382,657)	(68,292)	(135,296)
Net realized gain (loss) on investments	(22,728)	(11,806)	(11,289)
Change in unrealized appreciation/depreciation on investments	(3,997,651)	78,146,323	31,381,318
Decrease (Increase) in receivable on futures contracts	(5,150,763)	—	3,430,415
Increase (Decrease) in management fee payable	316,922	185,707	(267,682)
Increase (Decrease) in brokerage commissions and fees payable	25,000	—	—
Increase (Decrease) in payable on futures contracts	(5,817,266)	4,820,056	997,210

Net cash provided by (used in) operating activities	(1,230,131,511)	(647,731,884)	421,143,331

Cash flow from financing activities
Proceeds from addition of shares	2,529,448,592	979,031,080	334,161,435
Payment on shares redeemed	(1,297,658,086)	(329,639,408)	(756,814,102)

Net cash provided by (used in) financing activities	1,231,790,506	649,391,672	(422,652,667)

Net increase (decrease) in cash	1,658,995	1,659,788	(1,509,336)
Cash, beginning of period	2,349,384	689,596	2,198,932

Cash, end of period	$4,008,379	$2,349,384	$689,596

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$1,411,137	$1,653,582
Segregated cash balances with brokers for futures contracts	7,595,280	21,134,080
Short-term U.S. government and agency obligations (Note 3) (cost $26,806,648 and $53,408,848, respectively)	26,807,731	53,410,227
Receivable from capital shares sold	—	3,853,422
Receivable on open futures contracts	3,065,769	—

Total assets	38,879,917	80,051,311

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	9,552,314
Brokerage commissions and fees payable	3,623	—
Management fee payable	25,110	65,790

Total liabilities	28,733	9,618,104

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	38,851,184	70,433,207

Total liabilities and shareholders’ equity	$38,879,917	$80,051,311

Shares outstanding (Note 1)	2,092,170	1,142,485

Net asset value per share (Note 1)	$18.57	$61.65

Market value per share (Note 1) (Note 2)	$18.48	$63.12

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(69% of shareholders’ equity)
U.S. Treasury Bills:
0.080% due 01/07/16	$1,137,000	$1,136,996
0.165% due 01/28/16	861,000	860,925
0.035% due 02/04/16	1,316,000	1,315,904
0.000% due 02/25/16	588,000	587,936
0.151% due 03/03/16	3,234,000	3,233,497
0.200% due 03/10/16	1,823,000	1,822,616
0.186% due 03/24/16	17,857,000	17,849,857

Total short-term U.S. government and agency obligations (cost $26,806,648)		$26,807,731

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2016	3,288	$77,695,440	$6,312,879

††	Cash collateral in the amount of $7,595,280 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

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

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$20,167	$15,961	$33,341

Expenses
Management fee	574,158	455,794	707,598
Brokerage commissions and fees	207,344	88,748	147,433

Total expenses	781,502	544,542	855,031

Net investment income (loss)	(761,335)	(528,581)	(821,690)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(100,776,817)	(6,464,796)	41,418,165
Short-term U.S. government and agency obligations	4,341	5,068	4,691

Net realized gain (loss)	(100,772,476)	(6,459,728)	41,422,856

Change in net unrealized appreciation/depreciation on
Futures contracts	41,202,162	(31,232,744)	160,411
Short-term U.S. government and agency obligations	(296)	(1,537)	2,133

Change in net unrealized appreciation/depreciation	41,201,866	(31,234,281)	162,544

Net realized and unrealized gain (loss)	(59,570,610)	(37,694,009)	41,585,400

Net income (loss)	$(60,331,945)	$(38,222,590)	$40,763,710

Net income (loss) per weighted-average share (Note 1)	$(39.48)	$(109.67)	$80.44

Weighted-average shares outstanding (Note 1)	1,528,192	348,513	506,766

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$70,433,207	$62,915,779	$73,019,370
Addition of 2,137,500, 1,437,500 and 1,350,000 shares, respectively (Note 1)	83,526,876	171,856,215	182,988,911
Redemption of 1,187,815, 700,000 and 1,412,500 shares, respectively (Note 1)	(54,776,954)	(126,116,197)	(233,856,212)

Net addition (redemption) of 949,685, 737,500 and (62,500) shares, respectively (Note 1)	28,749,922	45,740,018	(50,867,301)

Net investment income (loss)	(761,335)	(528,581)	(821,690)
Net realized gain (loss)	(100,772,476)	(6,459,728)	41,422,856
Change in net unrealized appreciation/depreciation	41,201,866	(31,234,281)	162,544

Net income (loss)	(60,331,945)	(38,222,590)	40,763,710

Shareholders’ equity, end of period	$38,851,184	$70,433,207	$62,915,779

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(60,331,945)	$(38,222,590)	$40,763,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	13,538,800	(14,531,880)	3,661,890
Purchases of short-term U.S. government and agency obligations	(262,203,648)	(269,350,242)	(417,636,625)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	288,829,035	274,880,518	423,069,003
Net amortization and accretion on short-term U.S. government and agency obligations	(18,846)	(15,961)	(33,341)
Net realized gain (loss) on investments	(4,341)	(5,068)	(4,691)
Change in unrealized appreciation/depreciation on investments	296	1,537	(2,133)
Decrease (Increase) in receivable on futures contracts	(3,065,769)	—	—
Increase (Decrease) in management fee payable	(40,680)	(15,937)	29,802
Increase (Decrease) in brokerage commissions and fees payable	3,623	—	—
Increase (Decrease) in payable on futures contracts	(9,552,314)	3,923,782	736,749

Net cash provided by (used in) operating activities	(32,845,789)	(43,335,841)	50,584,364

Cash flow from financing activities
Proceeds from addition of shares	87,380,298	168,002,793	182,988,911
Payment on shares redeemed	(54,776,954)	(126,116,197)	(233,856,212)

Net cash provided by (used in) financing activities	32,603,344	41,886,596	(50,867,301)

Net increase (decrease) in cash	(242,445)	(1,449,245)	(282,937)
Cash, beginning of period	1,653,582	3,102,827	3,385,764

Cash, end of period	$1,411,137	$1,653,582	$3,102,827

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$251,524	$104,145
Segregated cash balances with brokers for futures contracts	8,250	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $71,908,280 and $101,925,636, respectively)	71,912,587	101,927,857
Unrealized appreciation on forward agreements	—	2,051,154
Receivable on open futures contracts	80	—

Total assets	72,172,441	104,091,956

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,999,718
Payable on open futures contracts	—	3,260
Management fee payable	57,031	85,633
Unrealized depreciation on forward agreements	2,250,595	—

Total liabilities	2,307,626	2,088,611

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	69,864,815	102,003,345

Total liabilities and shareholders’ equity	$72,172,441	$104,091,956

Shares outstanding	2,350,014	2,550,014

Net asset value per share	$29.73	$40.00

Market value per share (Note 2)	$29.73	$38.41

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.135% due 01/07/16†	$7,778,000	$7,777,974
0.110% due 01/28/16	9,751,000	9,750,155
0.000% due 02/04/16†	1,484,000	1,483,891
0.000% due 02/25/16†	2,659,000	2,658,712
0.208% due 03/03/16	22,780,000	22,776,453
0.240% due 03/17/16	1,450,000	1,449,721
0.184% due 03/24/16†	18,286,000	18,278,686
0.353% due 05/26/16†	7,749,000	7,736,995

Total short-term U.S. government and agency obligations
(cost $71,908,280)		$71,912,587

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2016	2	$212,040	$(5,200)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.995 Fine Troy Ounce gold	0.00%	01/06/16	$3,000	$3,179,880	$(4,614)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.35	01/06/16	63,900	67,734,639	(1,049,383)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.25	01/06/16	23,620	25,036,255	(520,730)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	0.26	01/06/16	15,400	16,323,384	(244,992)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.19	01/06/16	25,700	27,240,972	(430,876)

					$(2,250,595)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,250 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$42,700	$54,755	$130,437

Expenses
Management fee	839,083	1,212,064	2,055,613
Brokerage commissions and fees	41	39	39

Total expenses	839,124	1,212,103	2,055,652

Net investment income (loss)	(796,424)	(1,157,348)	(1,925,215)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(16,180)	(23,260)	(97,160)
Forward agreements	(18,589,635)	(9,651,073)	(165,535,626)
Short-term U.S. government and agency obligations	(393)	1,361	7,780

Net realized gain (loss)	(18,606,208)	(9,672,972)	(165,625,006)

Change in net unrealized appreciation/depreciation on
Futures contracts	(9,780)	19,140	680
Forward agreements	(4,301,749)	8,864,128	8,839,084
Short-term U.S. government and agency obligations	2,086	5,375	(19,303)

Change in net unrealized appreciation/depreciation	(4,309,443)	8,888,643	8,820,461

Net realized and unrealized gain (loss)	(22,915,651)	(784,329)	(156,804,545)

Net income (loss)	$(23,712,075)	$(1,941,677)	$(158,729,760)

Net income (loss) per weighted-average share	$(9.80)	$(0.68)	$(44.55)

Weighted-average shares outstanding	2,418,918	2,838,096	3,562,617

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$102,003,345	$132,017,405	$335,054,752
Addition of 150,000, 300,000 and 550,000 shares, respectively	5,401,300	13,559,078	30,696,013
Redemption of 350,000, 950,000 and 1,350,000 shares, respectively	(13,827,755)	(41,631,461)	(75,003,600)

Net addition (redemption) of (200,000), (650,000) and (800,000) shares, respectively	(8,426,455)	(28,072,383)	(44,307,587)

Net investment income (loss)	(796,424)	(1,157,348)	(1,925,215)
Net realized gain (loss)	(18,606,208)	(9,672,972)	(165,625,006)
Change in net unrealized appreciation/depreciation	(4,309,443)	8,888,643	8,820,461

Net income (loss)	(23,712,075)	(1,941,677)	(158,729,760)

Shareholders’ equity, end of period	$69,864,815	$102,003,345	$132,017,405

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(23,712,075)	$(1,941,677)	$(158,729,760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	550	7,150	(1,100)
Purchases of short-term U.S. government and agency obligations	(260,988,119)	(407,203,130)	(923,993,097)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	291,047,782	446,217,714	1,133,855,965
Net amortization and accretion on short-term U.S. government and agency obligations	(42,700)	(54,755)	(130,437)
Net realized gain (loss) on investments	393	(1,361)	(7,780)
Change in unrealized appreciation/depreciation on investments	4,299,663	(8,869,503)	(8,819,781)
Decrease (Increase) in receivable on futures contracts	(80)	—	3,980
Increase (Decrease) in management fee payable	(28,602)	(25,929)	(167,707)
Increase (Decrease) in payable on futures contracts	(3,260)	2,960	300

Net cash provided by (used in) operating activities	10,573,552	28,131,469	42,010,583

Cash flow from financing activities
Proceeds from addition of shares	5,401,300	13,559,078	30,696,013
Payment on shares redeemed	(15,827,473)	(41,728,968)	(72,906,375)

Net cash provided by (used in) financing activities	(10,426,173)	(28,169,890)	(42,210,362)

Net increase (decrease) in cash	147,379	(38,421)	(199,779)
Cash, beginning of period	104,145	142,566	342,345

Cash, end of period	$251,524	$104,145	$142,566

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$243,900	$305,004
Segregated cash balances with brokers for futures contracts	17,160	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $238,900,176 and $305,465,636, respectively)	238,899,626	305,474,211

Total assets	239,160,686	305,793,515

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,967,832
Payable on open futures contracts	1,875	6,770
Management fee payable	181,068	254,050
Unrealized depreciation on forward agreements	22,561,101	12,395,120

Total liabilities	22,744,044	14,623,772

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	216,416,642	291,169,743

Total liabilities and shareholders’ equity	$239,160,686	$305,793,515

Shares outstanding	7,996,533	7,396,533

Net asset value per share	$27.06	$39.37

Market value per share (Note 2)	$27.08	$38.05

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(110% of shareholders’ equity)
U.S. Treasury Bills:
0.135% due 01/07/16†	$19,913,000	$19,912,934
0.040% due 01/14/16	17,050,000	17,049,574
0.001% due 01/21/16†	34,041,000	34,039,553
0.039% due 02/04/16†	29,869,000	29,866,814
0.115% due 02/18/16	2,811,000	2,810,596
0.000% due 02/25/16†	41,656,000	41,651,489
0.199% due 03/03/16†	40,444,000	40,437,703
0.200% due 03/10/16	2,873,000	2,872,394
0.180% due 03/24/16†	30,018,000	30,005,993
0.356% due 05/26/16†	20,284,000	20,252,576

Total short-term U.S. government and agency obligations
(cost $238,900,176)		$238,899,626

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2016	3	$207,045	$(9,030)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	1.10%	01/06/16	$13,088,000	$180,899,718	$(9,355,945)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.95	01/06/16	6,855,800	94,755,383	(5,106,853)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.00	01/06/16	3,984,000	55,063,661	(2,704,459)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.99	01/06/16	7,373,000	101,903,708	(5,393,844)

					$(22,561,101)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $17,160 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

.

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

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$156,353	$179,642	$348,317

Expenses
Management fee	2,664,160	4,148,207	5,628,988
Brokerage commissions and fees	52	43	36

Total expenses	2,664,212	4,148,250	5,629,024

Net investment income (loss)	(2,507,859)	(3,968,608)	(5,280,707)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(19,600)	(52,451)	(137,594)
Forward agreements	(78,289,709)	(155,498,969)	(701,395,135)
Short-term U.S. government and agency obligations	(441)	8,226	14,261

Net realized gain (loss)	(78,309,750)	(155,543,194)	(701,518,468)

Change in net unrealized appreciation/depreciation on
Futures contracts	(7,470)	12,640	25,820
Forward agreements	(10,165,981)	(9,902,240)	143,247,826
Short-term U.S. government and agency obligations	(9,125)	(11,363)	(30,955)

Change in net unrealized appreciation/depreciation	(10,182,576)	(9,900,963)	143,242,691

Net realized and unrealized gain (loss)	(88,492,326)	(165,444,157)	(558,275,777)

Net income (loss)	$(91,000,185)	$(169,412,765)	$(563,556,484)

Net income (loss) per weighted-average share	$(11.82)	$(22.83)	$(93.80)

Weighted-average shares outstanding	7,697,629	7,420,839	6,008,363

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$291,169,743	$465,479,519	$747,725,400
Addition of 2,700,000, 2,487,500 and 4,112,500 shares, respectively	96,078,803	144,929,400	383,200,214
Redemption of 2,100,000, 2,440,974 and 1,112,500 shares, respectively	(79,831,719)	(149,826,411)	(101,889,611)

Net addition (redemption) of 600,000, 46,526 and 3,000,000 shares, respectively	16,247,084	(4,897,011)	281,310,603

Net investment income (loss)	(2,507,859)	(3,968,608)	(5,280,707)
Net realized gain (loss)	(78,309,750)	(155,543,194)	(701,518,468)
Change in net unrealized appreciation/depreciation	(10,182,576)	(9,900,963)	143,242,691

Net income (loss)	(91,000,185)	(169,412,765)	(563,556,484)

Shareholders’ equity, end of period	$216,416,642	$291,169,743	$465,479,519

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(91,000,185)	$(169,412,765)	$(563,556,484)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,860)	7,700	2,200
Purchases of short-term U.S. government and agency obligations	(835,846,036)	(1,432,093,309)	(2,495,134,063)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	902,567,408	1,594,662,608	2,918,654,096
Net amortization and accretion on short-term U.S. government and agency obligations	(156,353)	(177,671)	(348,317)
Net realized gain (loss) on investments	441	(8,226)	(14,261)
Change in unrealized appreciation/depreciation on investments	10,175,106	9,913,603	(143,216,871)
Decrease (Increase) in receivable on futures contracts	—	—	2,520
Increase (Decrease) in management fee payable	(72,982)	(125,078)	(277,880)
Increase (Decrease) in payable on futures contracts	(4,895)	4,320	2,450

Net cash provided by (used in) operating activities	(14,340,356)	2,771,182	(283,886,610)

Cash flow from financing activities
Proceeds from addition of shares	96,078,803	144,929,400	385,349,171
Payment on shares redeemed	(81,799,551)	(147,858,579)	(101,889,611)

Net cash provided by (used in) financing activities	14,279,252	(2,929,179)	283,459,560

Net increase (decrease) in cash	(61,104)	(157,997)	(427,050)
Cash, beginning of period	305,004	463,001	890,051

Cash, end of period	$243,900	$305,004	$463,001

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$227,310	$671,117
Short-term U.S. government and agency obligations (Note 3) (cost $11,605,665 and $2,415,732, respectively)	11,605,262	2,415,698
Unrealized appreciation on foreign currency forward contracts	604,920	2,921

Total assets	12,437,492	3,089,736

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,569,718	—
Management fee payable	10,044	2,003
Unrealized depreciation on foreign currency forward contracts	—	106,292

Total liabilities	1,579,762	108,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,857,730	2,981,441

Total liabilities and shareholders’ equity	$12,437,492	$3,089,736

Shares outstanding	700,014	150,014

Net asset value per share	$15.51	$19.87

Market value per share (Note 2)	$15.51	$19.80

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.000% due 01/21/16†	$7,404,000	$7,403,685
0.035% due 02/04/16	790,000	789,942
0.166% due 03/24/16†	3,413,000	3,411,635

Total short-term U.S. government and agency obligations
(cost $11,605,665)		$11,605,262

Foreign Currency Forward Contracts^
	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/08/16	12,451,525	$13,533,325	$298,929
Euro with UBS AG	01/08/16	11,518,600	12,519,346	288,302

				$587,231

Contracts to Sell
Euro with Goldman Sachs International	01/08/16	(3,430,700)	$(3,728,762)	$16,425
Euro with UBS AG	01/08/16	(555,100)	(603,328)	1,264

				$17,689

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$2,797	$1,083	$1,901

Expenses
Management fee	106,868	23,330	36,925

Total expenses	106,868	23,330	36,925

Net investment income (loss)	(104,071)	(22,247)	(35,024)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,982,208)	(420,533)	210,150
Short-term U.S. government and agency obligations	(109)	5	55

Net realized gain (loss)	(1,982,317)	(420,528)	210,205

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	708,291	(204,333)	13,803
Short-term U.S. government and agency obligations	(369)	(182)	76

Change in net unrealized appreciation/depreciation	707,922	(204,515)	13,879

Net realized and unrealized gain (loss)	(1,274,395)	(625,043)	224,084

Net income (loss)	$(1,378,466)	$(647,290)	$189,060

Net income (loss) per weighted-average share	$(1.99)	$(6.36)	$1.19

Weighted-average shares outstanding	691,384	101,795	159,192

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$2,981,441	$2,603,827	$4,870,316
Addition of 950,000, 50,000 and 50,000 shares, respectively	15,916,613	1,024,904	1,261,329
Redemption of 400,000, 0 and 150,000 shares, respectively	(6,661,858)	—	(3,716,878)

Net addition (redemption) of 550,000, 50,000 and (100,000) shares, respectively	9,254,755	1,024,904	(2,455,549)

Net investment income (loss)	(104,071)	(22,247)	(35,024)
Net realized gain (loss)	(1,982,317)	(420,528)	210,205
Change in net unrealized appreciation/depreciation	707,922	(204,515)	13,879

Net income (loss)	(1,378,466)	(647,290)	189,060

Shareholders’ equity, end of period	$10,857,730	$2,981,441	$2,603,827

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(1,378,466)	$(647,290)	$189,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(42,137,395)	(7,297,855)	(15,171,747)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	32,950,150	7,338,926	17,264,860
Net amortization and accretion on short-term U.S. government and agency obligations	(2,797)	(1,083)	(1,901)
Net realized gain (loss) on investments	109	(5)	(55)
Change in unrealized appreciation/depreciation on investments	(707,922)	204,515	(13,879)
Increase (Decrease) in management fee payable	8,041	(718)	(1,152)

Net cash provided by (used in) operating activities	(11,268,280)	(403,510)	2,265,186

Cash flow from financing activities
Proceeds from addition of shares	15,916,613	1,024,904	1,261,329
Payment on shares redeemed	(5,092,140)	—	(3,716,878)

Net cash provided by (used in) financing activities	10,824,473	1,024,904	(2,455,549)

Net increase (decrease) in cash	(443,807)	621,394	(190,363)
Cash, beginning of period	671,117	49,723	240,086

Cash, end of period	$227,310	$671,117	$49,723

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$147,371	$846,919
Short-term U.S. government and agency obligations (Note 3) (cost $5,069,206 and $1,287,844, respectively)	5,069,491	1,287,869
Unrealized appreciation on foreign currency forward contracts	267,014	404

Total assets	5,483,876	2,135,192

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,325	1,515
Unrealized depreciation on foreign currency forward contracts	5,703	15,649

Total liabilities	10,028	17,164

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,473,848	2,118,028

Total liabilities and shareholders’ equity	$5,483,876	$2,135,192

Shares outstanding (Note 1)	99,974	37,504

Net asset value per share (Note 1)	$54.75	$56.47

Market value per share (Note 1) (Note 2)	$54.70	$56.48

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.165% due 01/28/16†	$3,811,000	$3,810,670
0.000% due 02/25/16	360,000	359,961
0.208% due 03/03/16	899,000	898,860

Total short-term U.S. government and agency obligations
(cost $5,069,206)		$5,069,491

Foreign Currency Forward Contracts^
	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/08/16	866,666,900	$7,210,368	$172,891
Yen with UBS AG	01/08/16	488,922,300	4,067,664	94,123

				$267,014

Contracts to Sell
Yen with Goldman Sachs International	01/08/16	(18,830,800)	$(156,666)	$(3,104)
Yen with UBS AG	01/08/16	(21,100,300)	(175,547)	(2,599)

				$(5,703)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$3,609	$1,101	$1,795

Expenses
Management fee	48,032	21,963	33,569

Total expenses	48,032	21,963	33,569

Net investment income (loss)	(44,423)	(20,862)	(31,774)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(472,913)	(540,398)	(1,879,169)
Short-term U.S. government and agency obligations	6	94	68

Net realized gain (loss)	(472,907)	(540,304)	(1,879,101)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	276,556	144,064	334,987
Short-term U.S. government and agency obligations	260	(289)	97

Change in net unrealized appreciation/depreciation	276,816	143,775	335,084

Net realized and unrealized gain (loss)	(196,091)	(396,529)	(1,544,017)

Net income (loss)	$(240,514)	$(417,391)	$(1,575,791)

Net income (loss) per weighted-average share (Note 1)	$(2.59)	$(13.39)	$(39.59)

Weighted-average shares outstanding (Note 1)	92,794	31,168	39,798

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$2,118,028	$2,795,026	$4,227,995
Addition of 75,000, 12,500 and 12,500 shares, respectively (Note 1)	4,285,016	716,043	1,323,474
Redemption of 12,530, 12,500 and 12,500 shares, respectively (Note 1)	(688,682)	(975,650)	(1,180,652)

Net addition of 62,470, 0, and 0 shares, respectively (Note 1)	3,596,334	(259,607)	142,822

Net investment income (loss)	(44,423)	(20,862)	(31,774)
Net realized gain (loss)	(472,907)	(540,304)	(1,879,101)
Change in net unrealized appreciation/depreciation	276,816	143,775	335,084

Net income (loss)	(240,514)	(417,391)	(1,575,791)

Shareholders’ equity, end of period	$5,473,848	$2,118,028	$2,795,026

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(240,514)	$(417,391)	$(1,575,791)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(12,557,564)	(5,540,122)	(14,074,486)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	8,779,817	7,181,715	15,735,808
Net amortization and accretion on short-term U.S. government and agency obligations	(3,609)	(1,101)	(1,795)
Net realized gain (loss) on investments	(6)	(94)	(68)
Change in unrealized appreciation/depreciation on investments	(276,816)	(143,775)	(335,084)
Increase (Decrease) in management fee payable	2,810	(822)	(1,323)

Net cash provided by (used in) operating activities	(4,295,882)	1,078,410	(252,739)

Cash flow from financing activities
Proceeds from addition of shares	4,285,016	716,043	1,323,474
Payment on shares redeemed	(688,682)	(975,650)	(1,180,652)

Net cash provided by (used in) financing activities	3,596,334	(259,607)	142,822

Net increase (decrease) in cash	(699,548)	818,803	(109,917)
Cash, beginning of period	846,919	28,116	138,033

Cash, end of period	$147,371	$846,919	$28,116

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
Assets
Cash	$48,049,225	$35,899,231
Segregated cash balances with brokers for futures contracts	261,083,712	296,561,615
Short-term U.S. government and agency obligations (Note 3) (cost $3,313,585,456 and $3,005,824,301, respectively)	3,313,591,600	3,005,876,580
Unrealized appreciation on swap agreements	6,669,519	27,585,336
Unrealized appreciation on forward agreements	6,587,221	2,850,677
Unrealized appreciation on foreign currency forward contracts	1,805,661	19,594,239
Receivable from capital shares sold	48,046,138	58,085,447
Receivable on open futures contracts	27,655,327	56,002,326
Offering costs (Note 5)	—	49,384
Limitation by Sponsor	—	9,474

Total assets	3,713,488,403	3,502,514,309

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	60,119,975	25,400,996
Payable on open futures contracts	3,078,269	46,405,998
Brokerage commissions and fees payable	39,148	—
Management fee payable	2,839,305	2,657,505
Payable for offering costs	—	65,785
Unrealized depreciation on swap agreements	72,446,044	76,512,435
Unrealized depreciation on forward agreements	24,811,696	14,882,468
Unrealized depreciation on foreign currency forward contracts	43,545,218	4,528,636

Total liabilities	206,879,655	170,453,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,506,608,748	3,332,060,486

Total liabilities and shareholders’ equity	$3,713,488,403	$3,502,514,309

Shares outstanding	143,049,418	72,190,846

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013*

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income
Interest	$1,546,729	$1,151,784	$1,552,350

Expenses
Management fee	35,055,606	27,669,705	30,836,871
Brokerage commissions and fees	6,480,284	4,580,430	3,202,862
Offering costs	59,479	16,401	141,251
Limitation by Sponsor	(11,814)	(9,474)	(57,127)

Total expenses	41,583,555	32,257,062	34,123,857

Net investment income (loss)	(40,036,826)	(31,105,278)	(32,571,507)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(675,706,798)	(136,360,050)	(398,397,208)
Swap agreements	(553,434,721)	(79,470,613)	55,106,405
Forward agreements	(73,443,689)	(155,407,226)	(692,584,048)
Foreign currency forward contracts	138,005,915	210,564,249	114,287,543
Short-term U.S. government and agency obligations	47,732	123,212	79,408

Net realized gain (loss)	(1,164,531,561)	(160,550,428)	(921,507,900)

Change in net unrealized appreciation/depreciation on
Futures contracts	40,193,356	9,175,329	(53,329,004)
Swap agreements	(16,849,426)	(48,539,505)	(28,257,739)
Forward agreements	(6,192,684)	(6,131,133)	132,454,565
Foreign currency forward contracts	(56,805,160)	(514,227)	(8,979,636)
Short-term U.S. government and agency obligations	(46,135)	(73,469)	(3,687)

Change in net unrealized appreciation/depreciation	(39,700,049)	(46,083,005)	41,884,499

Net realized and unrealized gain (loss)	(1,204,231,610)	(206,633,433)	(879,623,401)

Net income (loss)	$(1,244,268,436)	$(237,738,711)	$(912,194,908)

*	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013*

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Shareholders’ equity, beginning of period	$3,332,060,486	$3,082,207,084	$3,242,449,608
Addition of 230,297,500, 80,763,760 and 85,440,000 shares, respectively	8,943,932,891	5,351,585,350	6,061,413,770
Redemption of 159,438,928, 79,572,779 and 75,095,573** shares, respectively	(7,525,116,193)	(4,863,993,237)	(5,309,461,386)

Net addition (redemption) of 70,858,572, 1,190,981 and 10,343,842 shares, respectively	1,418,816,698	487,592,113	751,952,384

Net investment income (loss)	(40,036,826)	(31,105,278)	(32,571,507)
Net realized gain (loss)	(1,164,531,561)	(160,550,428)	(921,507,900)
Change in net unrealized appreciation/depreciation	(39,700,049)	(46,083,005)	41,884,499

Net income (loss)	(1,244,268,436)	(237,738,711)	(912,194,908)

Shareholders’ equity, end of period	$3,506,608,748	$3,332,060,486	$3,082,207,084

*	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.
**	Amount includes $600 of redemptions related to the termination of offerings of certain Funds.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013*

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(1,244,268,436)	$(237,738,711)	$(912,194,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	35,477,903	(61,515,085)	(93,386,617)
Purchases of short-term U.S. government and agency obligations	(17,070,603,480)	(12,667,505,150)	(16,624,948,160)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	16,764,420,326	12,509,293,100	17,115,395,982
Net amortization and accretion on short-term U.S. government and agency obligations	(1,530,269)	(1,148,962)	(1,552,346)
Net realized gain (loss) on investments	(47,732)	(123,212)	(79,408)
Change in unrealized appreciation/depreciation on investments	79,893,405	55,258,334	(95,213,503)
Decrease (Increase) in receivable on futures contracts	28,346,999	(49,071,751)	2,682,450
Decrease (Increase) in Limitation by Sponsor	9,474	(9,474)	5,373
Change in offering cost	49,384	(49,384)	64,027
Increase (Decrease) in management fee payable	181,800	134,637	(206,989)
Increase (Decrease) in brokerage commissions and fees payable	39,148	—	—
Increase (Decrease) in payable on futures contracts	(43,327,729)	36,334,537	(64,914,699)
Increase (Decrease) in payable for offering costs	(65,785)	65,785	(123,000)

Net cash provided by (used in) operating activities	(1,451,424,992)	(416,075,336)	(674,471,798)

Cash flow from financing activities
Proceeds from addition of shares	8,953,972,200	5,304,403,567	6,098,182,208
Payment on shares redeemed	(7,490,397,088)	(4,875,819,732)	(5,420,279,034)**

Net cash provided by (used in) financing activities	1,463,575,112	428,583,835	677,903,174

Net increase (decrease) in cash	12,150,120	12,508,499	3,431,376
Cash, beginning of period	35,899,231	23,390,732	19,959,356

Cash, end of period	$48,049,351	$35,899,231	$23,390,732

*	Amounts include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.
**	Amount includes $600 of redemptions related to the termination of offerings of certain Funds.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2015, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2013, 2014 and 2015. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares VIX Short-Term Futures ETF	June 10, 2013	1-for-5 reverse Share split	June 10, 2013
ProShares VIX Mid-Term Futures ETF	November 6, 2014	1-for-4 reverse Share split	November 6, 2014
ProShares Short VIX Short-Term Futures ETF	January 21, 2014	2-for-1 Share split	January 24, 2014
ProShares Ultra VIX Short-Term Futures ETF	June 10, 2013	1-for-10 reverse Share split	June 10, 2013
ProShares Ultra VIX Short-Term Futures ETF	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares Ultra VIX Short-Term Futures ETF	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares UltraShort Bloomberg Natural Gas	June 10, 2013	1-for-4 reverse Share split	June 10, 2013
ProShares UltraShort Silver	November 13, 2015	2-for-1 Share split	November 13, 2015
ProShares Ultra Silver	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares Ultra Bloomberg Commodity	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Crude Oil	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Natural Gas	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Yen	May 20, 2015	1-for-4 reverse Share split	May 20, 2015

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of the Funds, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

The splits were applied retroactively for all periods presented, increasing the number of Shares outstanding for each of the Funds, and resulted in a proportionate decrease in the price per Share and per Share information of each such Fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2015 and 2014, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2015 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	December 31
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	December 31
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	December 31
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 31
UltraShort Bloomberg Commodity, Ultra Bloomberg Commodity	10:45 a.m.	2:30 p.m.	December 31
Managed Futures Strategy	10:45 a.m.	3:00 p.m.	December 31
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	December 31
Short Euro, UltraShort Euro, Ultra Euro	3:00 p.m.	4:00 p.m.	December 31
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	December 31
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 31
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 31

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2015.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2015.

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

The following table summarizes the valuation of investments at December 31, 2015 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Managed Futures Strategy	$—	$57,179	$—	$—	$—	$57,179
VIX Short-Term Futures ETF	96,073,659	(1,078,625)	—	—	—	94,995,034
VIX Mid-Term Futures ETF	25,976,287	(344,360)	—	—	—	25,631,927
Short VIX Short-Term Futures ETF	535,392,718	10,746,415	—	—	—	546,139,133
Ultra VIX Short-Term Futures ETF	438,357,849	11,894,466	—	—	—	450,252,315
UltraShort Bloomberg Commodity	7,518,119	—	—	—	171,324	7,689,443
UltraShort Bloomberg Crude Oil	79,692,642	2,464,513	—	—	6,412,656	88,569,811
UltraShort Bloomberg Natural Gas	8,115,004	(2,471,164)	—	—	—	5,643,840
UltraShort Gold	72,979,905	5,220	1,808,942	—	—	74,794,067
UltraShort Silver	50,730,230	5,970	4,778,279	—	—	55,514,479
Short Euro	15,153,211	243,438	—	—	—	15,396,649
UltraShort Australian Dollar	18,408,894	(420,270)	—	—	—	17,988,624
UltraShort Euro	546,166,776	—	—	(28,710,336)	—	517,456,440
UltraShort Yen	259,997,001	—	—	(13,895,452)	—	246,101,549
Ultra Bloomberg Commodity	7,084,065	—	—	—	(183,916)	6,900,149
Ultra Bloomberg Crude Oil	797,650,543	(17,929,314)	—	—	(72,176,589)	707,544,640
Ultra Bloomberg Natural Gas	26,807,731	6,312,879	—	—	—	33,120,610
Ultra Gold	71,912,587	(5,200)	(2,250,595)	—	—	69,656,792
Ultra Silver	238,899,626	(9,030)	(22,561,101)	—	—	216,329,495
Ultra Euro	11,605,262	—	—	604,920	—	12,210,182
Ultra Yen	5,069,491	—	—	261,311	—	5,330,802

Total Trust	$3,313,591,600	$9,472,117	$(18,224,475)	$(41,739,557)	$(65,776,525)	$3,197,323,160

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At December 31, 2015, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At December 31, 2015, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2014 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Managed Futures Strategy	$—	$104,327	$—	$—	$—	$104,327
VIX Short-Term Futures ETF	82,088,299	6,264,620	—	—	—	88,352,919
VIX Mid-Term Futures ETF	24,105,906	260,665	—	—	—	24,366,571
Short VIX Short-Term Futures ETF	446,975,220	(16,352,149)	—	—	—	430,623,071
Ultra VIX Short-Term Futures ETF	182,639,188	39,585,253	—	—	—	222,224,441
UltraShort Bloomberg Commodity	4,233,548	—	—	—	567,259	4,800,807
UltraShort Bloomberg Crude Oil	131,594,608	15,806,603	—	—	27,018,077	174,419,288
UltraShort Bloomberg Natural Gas	8,672,710	3,941,465	—	—	—	12,614,175
UltraShort Gold	84,040,107	(4,520)	(2,282,778)	—	—	81,752,809
UltraShort Silver	52,226,692	1,560	594,953	—	—	52,823,205
Short Euro	12,086,577	385,331	—	—	—	12,471,908
UltraShort Australian Dollar	20,267,679	743,481	—	—	—	21,011,160
UltraShort Euro	487,111,117	—	—	16,762,994	—	503,874,111
UltraShort Yen	532,957,746	—	—	(1,578,775)	—	531,378,971
Ultra Bloomberg Commodity	2,754,900	—	—	—	(331,338)	2,423,562
Ultra Bloomberg Crude Oil	467,200,736	(46,474,787)	—	—	(76,181,097)	344,544,852
Ultra Bloomberg Natural Gas	53,410,227	(34,889,283)	—	—	—	18,520,944
Ultra Gold	101,927,857	4,580	2,051,154	—	—	103,983,591
Ultra Silver	305,474,211	(1,560)	(12,395,120)	—	—	293,077,531
Ultra Euro	2,415,698	—	—	(103,371)	—	2,312,327
Ultra Yen	1,287,869	—	—	(15,245)	—	1,272,624

Total Trust**	$3,003,470,895	$(30,624,414)	$(12,031,791)	$15,065,603	$(48,927,099)	$2,926,953,194

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.
**	Amount excludes the activity of ProShares Ultra Australian Dollar which liquidated in June 2015.

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

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of cash. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2015 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2015, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2015, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of December 31, 2015

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$100,136	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$42,957	*
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Mid-Term Futures ETF	10,005	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	1,078,625	*
		ProShares Short VIX Short-Term ETF	10,805,245	*		ProShares VIX Mid-Term Futures ETF	354,365	*
		ProShares Ultra VIX Short-Term Futures ETF	11,894,466	*		ProShares Short VIX Short-Term ETF	58,830	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	224,491		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	53,167
		ProShares UltraShort Bloomberg Crude Oil	8,877,169	*		ProShares UltraShort Bloomberg Natural Gas	2,471,164	*
		ProShares Ultra Bloomberg Commodity	32,372			ProShares Ultra Bloomberg Commodity	216,288
		ProShares Ultra Bloomberg Natural Gas	6,312,879	*		ProShares Ultra Bloomberg Crude Oil	90,105,903	*
		ProShares UltraShort Gold	1,814,162	*		ProShares Ultra Gold	2,255,795	*
		ProShares UltraShort Silver	4,784,249	*		ProShares Ultra Silver	22,570,131	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	243,438	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	420,270	*
		ProShares UltraShort Yen	933,727			ProShares UltraShort Euro	28,710,336
		ProShares Ultra Euro	604,920			ProShares UltraShort Yen	14,829,179
		ProShares Ultra Yen	267,014			ProShares Ultra Yen	5,703

		Total Trust	$46,904,273	*		Total Trust	$163,172,713	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2014

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$122,831	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$18,504	*
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	6,264,620	*	Payable on open futures contracts	ProShares VIX Mid-Term Futures ETF	222,845	*
		ProShares VIX Mid-Term Futures ETF	483,510	*		ProShares Short VIX Short-Term ETF	16,352,149	*
		ProShares Ultra VIX Short-Term Futures ETF	39,585,253	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	567,259		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Gold	2,287,298	*
		ProShares UltraShort Bloomberg Crude Oil	42,824,680	*		ProShares UltraShort Silver	204,570
		ProShares UltraShort Bloomberg Natural Gas	3,941,465	*		ProShares Ultra Bloomberg Commodity	331,338
		ProShares UltraShort Silver	801,083	*		ProShares Ultra Bloomberg Crude Oil	122,655,884	*
		ProShares Ultra Gold	2,055,734	*		ProShares Ultra Bloomberg Natural Gas	34,889,283	*
						ProShares Ultra Silver	12,396,680	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	385,331	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	2,256,771
		ProShares UltraShort Australian Dollar	743,481	*		ProShares UltraShort Yen	2,149,924
		ProShares UltraShort Euro	19,019,765			ProShares Ultra Euro	106,292
		ProShares UltraShort Yen	571,149			ProShares Ultra Yen	15,649
		ProShares Ultra Euro	2,921
		ProShares Ultra Yen	404

		Total Trust**	$117,369,486	*		Total Trust	$193,887,187	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.
**	Amount excludes the activity of ProShares Ultra Australian Dollar which liquidated in June 2015.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2015

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Managed Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares Managed Futures Strategy	$(278,197)	$(47,148)
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(19,408,543)	(7,343,245)
		ProShares VIX Mid-Term Futures ETF	(3,335,936)	(605,025)
		ProShares Short VIX Short-Term Futures ETF	69,793,028	27,098,564
		ProShares Ultra VIX Short-Term Futures ETF	(392,174,228)	(27,690,787)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	3,701,239	(395,935)
		ProShares UltraShort Bloomberg Crude Oil	91,670,324	(33,947,511)
		ProShares UltraShort Bloomberg Natural Gas	15,212,804	(6,412,629)
		ProShares UltraShort Gold	12,707,635	4,101,460
		ProShares UltraShort Silver	10,759,545	4,187,736
		ProShares Ultra Bloomberg Commodity	(2,951,820)	147,422
		ProShares Ultra Bloomberg Crude Oil	(896,177,096)	32,549,981
		ProShares Ultra Bloomberg Natural Gas	(100,776,817)	41,202,162
		ProShares Ultra Gold	(18,605,815)	(4,311,529)
		ProShares Ultra Silver	(78,309,309)	(10,173,451)
Foreign Exchange Contracts	Net realized gain (loss) on futures contracts or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts or forward agreements	ProShares Short Euro	1,559,425	(141,893)
		ProShares UltraShort Australian Dollar	4,330,463	(1,163,751)
		ProShares UltraShort Euro	131,651,572	(45,473,330)
		ProShares UltraShort Yen	8,809,464	(12,316,677)
		ProShares Ultra Euro	(1,982,208)	708,291
		ProShares Ultra Yen	(472,913)	276,556

		Total Trust	$(1,164,277,383)	$(39,750,739)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Managed Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares Managed Futures Strategy	$109,006	$104,327
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(694,347)	22,917,306
		ProShares VIX Mid-Term Futures ETF	(14,378,810)	5,157,354
		ProShares Short VIX Short-Term Futures ETF	76,925,998	(24,469,104)
		ProShares Ultra VIX Short-Term Futures ETF	(139,412,525)	63,595,164
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	906,309	594,924
		ProShares UltraShort Bloomberg Crude Oil	99,327,097	46,390,353
		ProShares UltraShort Bloomberg Natural Gas	8,791,719	2,899,165
		ProShares UltraShort Gold	(5,316,482)	(7,934,871)
		ProShares UltraShort Silver	15,114,883	2,810,170
		ProShares Ultra Bloomberg Commodity	(1,065,622)	(346,416)
		ProShares Ultra Bloomberg Crude Oil	(243,325,957)	(125,240,438)
		ProShares Ultra Bloomberg Natural Gas	(6,464,796)	(31,232,744)
		ProShares Ultra Gold	(9,674,333)	8,883,268
		ProShares Ultra Silver	(155,551,420)	(9,889,600)
Foreign Exchange Contracts	Net realized gain (loss) on futures contracts or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts or forward agreements	ProShares Short Euro	1,593,048	418,562
		ProShares UltraShort Australian Dollar	2,296,216	(174,124)
		ProShares UltraShort Euro	83,678,955	30,511,501
		ProShares UltraShort Yen	127,846,225	(30,965,459)
		ProShares Ultra Euro	(420,533)	(204,333)
		ProShares Ultra Yen	(540,398)	144,064

		Total Trust*	$(160,255,767)	$(46,030,931)

*	Amount excludes the activity of ProShares Ultra Australian Dollar which liquidated in June 2015.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements /changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements	ProShares VIX Short-Term Futures ETF	$(144,618,136)	$(16,431,267)
		ProShares VIX Mid-Term Futures ETF	(28,219,863)	(3,426,279)
		ProShares Short VIX Short-Term Futures ETF	87,175,105	9,504,130
		ProShares Ultra VIX Short-Term Futures ETF	(405,816,676)	(26,368,324)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	760,002	(176,167)
		ProShares UltraShort Bloomberg Crude Oil	(12,304,999)	6,071,108
		ProShares UltraShort Bloomberg Natural Gas	(2,585,514)	633,165
		ProShares UltraShort Gold	61,124,409	1,902,477
		ProShares UltraShort Silver	113,456,404	(21,561,362)
		ProShares Ultra Bloomberg Commodity	(1,254,251)	321,346
		ProShares Ultra Bloomberg Crude Oil	120,745,948	(52,709,476)
		ProShares Ultra Bloomberg Natural Gas	41,418,165	160,411
		ProShares Ultra Gold	(165,632,786)	8,839,764
		ProShares Ultra Silver	(701,532,729)	143,273,646
Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(381,987)	21,825
		ProShares UltraShort Australian Dollar	2,720,079	832,015
		ProShares UltraShort Euro	(48,063,036)	(600,935)
		ProShares UltraShort Yen	164,019,598	(8,727,491)
		ProShares Ultra Euro	210,150	13,803
		ProShares Ultra Yen	(1,879,169)	334,987

		Total Trust*	$(920,659,286)	$41,907,376

*	Amount excludes the activity of ProShares Ultra Australian Dollar which liquidated in June 2015.

Offsetting Assets and Liabilities

Each Fund is subject to master netting agreements or similar arrangements that allow for amounts owed between each Fund and the counterparty to be netted upon an early termination. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The master netting agreements or similar arrangements do not apply to amounts owed to/from different counterparties. As described above, the Funds utilize derivative instruments to achieve their investment objective during the year. The amounts shown in the Statements of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements.

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2015 and 2014:

Fair Values of Derivative Instruments as of December 31, 2015
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity Swap agreements	$224,491	$—	$224,491	$53,167	$—	$53,167
ProShares UltraShort Bloomberg Crude Oil Swap agreements	6,412,656	—	6,412,656	—	—	—
ProShares UltraShort Gold Forward agreements	1,808,942	—	1,808,942	—	—	—
ProShares UltraShort Silver Forward agreements	4,778,279	—	4,778,279	—	—	—
ProShares UltraShort Euro Foreign currency forward contracts	—	—	—	28,710,336	—	28,710,336
ProShares UltraShort Yen Foreign currency forward contracts	933,727	—	933,727	14,829,179	—	14,829,179
ProShares Ultra Bloomberg Commodity Swap agreements	32,372	—	32,372	216,288	—	216,288
ProShares Ultra Bloomberg Crude Oil Swap agreements	—	—	—	72,176,589	—	72,176,589
ProShares Ultra Gold Forward agreements	—	—	—	2,250,595	—	2,250,595
ProShares Ultra Silver Forward agreements	—	—	—	22,561,101	—	22,561,101
ProShares Ultra Euro Foreign currency forward contracts	604,920	—	604,920	—	—	—
ProShares Ultra Yen Foreign currency forward contracts	267,014	—	267,014	5,703	—	5,703

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2015. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition as of December 31, 2015
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Citibank N.A.	$(53,167)	$53,167	$—	$—
Deutsche Bank AG	84,161	—	(50,000)	34,161
Goldman Sachs International	36,878	(28,466)	—	8,412
UBS AG	103,452	(103,452)	—	—
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	1,098,278	—	—	1,098,278
Deutsche Bank AG	1,722,894	—	(1,722,894)	—
Goldman Sachs International	1,595,552	(1,595,552)	—	—
Societe Generale S.A.	521,142	(521,142)	—	—
UBS AG	1,474,790	(1,474,790)	—	—
ProShares UltraShort Gold
Citibank N.A.	3,915	—	—	3,915
Deutsche Bank AG	1,046,664	—	(1,046,664)	—
Goldman Sachs International	158,827	—	—	158,827
Societe Generale S.A.	212,680	(212,680)	—	—
UBS AG	386,856	(386,856)	—	—
ProShares UltraShort Silver
Deutsche Bank AG	2,500,263	—	(2,500,000)	263
Goldman Sachs International	1,044,986	(858,460)	—	186,526
Societe Generale S.A.	438,975	(438,975)	—	—
UBS AG	794,055	(582,692)	—	211,363
ProShares UltraShort Euro
Goldman Sachs International	(14,992,024)	14,992,024	—	—
UBS AG	(13,718,312)	13,718,312	—	—
ProShares UltraShort Yen
Goldman Sachs International	(6,470,405)	6,470,405	—	—
UBS AG	(7,425,047)	7,425,047	—	—
ProShares Ultra Bloomberg Commodity
Citibank N.A.	32,372	—	—	32,372
Deutsche Bank AG	(82,976)	82,976	—	—
Goldman Sachs International	(60,830)	60,830	—	—
UBS AG	(72,482)	72,482	—	—
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	(2,509,989)	2,509,989	—	—
Deutsche Bank AG	(20,221,872)	20,221,872	—	—
Goldman Sachs International	(20,806,119)	20,806,119	—	—
Societe Generale S.A.	(6,357,459)	6,357,459	—	—
UBS AG	(22,281,150)	22,281,150	—	—
ProShares Ultra Gold
Citibank N.A.	(4,614)	—	—	(4,614)
Deutsche Bank AG	(1,049,383)	1,049,383	—	—
Goldman Sachs International	(520,730)	520,730	—	—
Societe Generale S.A.	(244,992)	244,992	—	—
UBS AG	(430,876)	430,876	—	—
ProShares Ultra Silver
Deutsche Bank AG	(9,355,945)	9,355,945	—	—
Goldman Sachs International	(5,106,853)	5,106,853	—	—
Societe Generale S.A.	(2,704,459)	2,704,459	—	—
UBS AG	(5,393,844)	5,393,844	—	—
ProShares Ultra Euro
Goldman Sachs International	315,354	(315,354)	—	—
UBS AG	289,566	(289,566)	—	—
ProShares Ultra Yen
Goldman Sachs International	169,787	—	—	169,787
UBS AG	91,524	—	—	91,524

Fair Values of Derivative Instruments as of December 31, 2014
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	$567,259	$—	$567,259	$—	$—	$—
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	27,018,077	—	27,018,077	—	—	—
ProShares UltraShort Gold
Forward agreements	—	—	—	2,282,778	—	2,282,778
ProShares UltraShort Silver
Forward agreements	799,523	—	799,523	204,570	—	204,570
ProShares UltraShort Euro
Foreign currency forward contracts	19,019,765	—	19,019,765	2,256,771	—	2,256,771
ProShares UltraShort Yen
Foreign currency forward contracts	571,149	—	571,149	2,149,924	—	2,149,924
ProShares Ultra Bloomberg Commodity
Swap agreements	—	—	—	331,338	—	331,338
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	76,181,097	—	76,181,097
ProShares Ultra Gold
Forward agreements	2,051,154	—	2,051,154	—	—	—
ProShares Ultra Silver
Forward agreements	—	—	—	12,395,120	—	12,395,120
ProShares Ultra Euro
Foreign currency forward contracts	2,921	—	2,921	106,292	—	106,292
ProShares Ultra Yen
Foreign currency forward contracts	404	—	404	15,649	—	15,649

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

The Distributor

SEI Investments Distribution Co. (“SEI”), serves as Distributor of the Funds and assists the Sponsor and the Administrator with certain functions and duties relating to distribution and marketing, including taking creation and redemption orders, consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance with the requirements of FINRA and/or the NFA in connection with marketing efforts, and reviewing and filing of marketing materials with FINRA and/or the NFA. SEI retains all marketing materials separately for each Fund, at c/o SEI, One Freedom Valley Drive, Oaks, PA 19456. The Sponsor, on behalf of each Fund, has entered into a Distribution Services Agreement with SEI. The Sponsor pays SEI for performing its duties on behalf of the Funds.

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

Transaction fees for the years ended December 31, 2015, 2014 and 2013, which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Managed Futures Strategy*	$—	$—	$	N/A
VIX Short-Term Futures ETF	105,024	72,020		—
VIX Mid-Term Futures ETF	8,521	8,927		—
Short VIX Short-Term Futures ETF	342,734	218,121		130,779
Ultra VIX Short-Term Futures ETF	1,391,292	734,298		814,195
UltraShort Bloomberg Commodity	—	—		—
UltraShort Bloomberg Crude Oil	382,054	257,458		298,261
UltraShort Bloomberg Natural Gas	8,853	26,053		7,434
UltraShort Gold	11,024	32,473		105,508
UltraShort Silver	39,354	48,832		128,850
Short Euro	—	—		—
UltraShort Australian Dollar	—	—		—
UltraShort Euro	—	—		—
UltraShort Yen	—	—		—
Ultra Bloomberg Commodity	2,194	249		487
Ultra Bloomberg Crude Oil	847,422	299,493		236,956
Ultra Bloomberg Natural Gas	13,939	30,073		42,172
Ultra Gold	4,218	12,088		23,035
Ultra Silver	38,848	65,208		107,285
Ultra Euro	—	—		—
Ultra Yen	—	—		—

Total Trust	$3,195,477	$1,805,293		$1,894,962

*	Fund commenced investment operations on October 1, 2014.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2015:

For the Year Ended December 31, 2015

Per Share Operating Performance	Managed Futures Strategy	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil
Net asset value, at December 31, 2014	$21.1354	$20.9321	$63.6020	$61.4004	$125.4591	$87.7495	$77.9790
Net investment income (loss)	(0.1750)	(0.1324)	(0.5053)	(0.8162)	(0.7224)	(0.9438)	(0.7848)
Net realized and unrealized gain (loss)#	(0.4266)	(7.5575)	(9.1341)	(9.7692)	(96.6526)	55.1020	56.0077
Change in net asset value from operations	(0.6016)	(7.6899)	(9.6394)	(10.5854)	(97.3750)	54.1582	55.2229
Net asset value, at December 31, 2015	$20.5338	$13.2422	$53.9626	$50.8150	$28.0841	$141.9077	$133.2019
Market value per share, at December 31, 2014†	$21.28	$20.99	$63.89	$61.16	$125.75	$87.44	$76.52
Market value per share, at December 31, 2015†	$20.76	$13.33	$53.99	$50.45	$28.35	$140.41	$133.64
Total Return, at net asset value	(2.8)%	(36.7)%	(15.2)%	(17.2)%	(77.6)%	61.7%	70.8%
Total Return, at market value	(2.4)%	(36.5)%	(15.5)%	(17.5)%	(77.5)%	60.6%	74.6%
Ratios to Average Net Assets
Expense ratio	(0.84)%	(0.95)%	(0.91)%	(1.40)%	(1.65)%	(0.95)%	(1.07)%
Expense ratio, excluding brokerage commissions	(0.75)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.84)%	(0.92)%	(0.88)%	(1.36)%	(1.61)%	(0.91)%	(1.04)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2015

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2014	$83.9577	$96.6516	$57.8071	$40.0617	$51.3790	$21.5946	$89.3336
Net investment income (loss)	(1.3314)	(0.9149)	(0.4968)	(0.4096)	(0.5741)	(0.2256)	(0.8243)
Net realized and unrealized gain (loss)#	56.9678	20.1432	7.2680	4.1246	7.6533	4.1716	(0.5704)
Change in net asset value from operations	55.6364	19.2283	6.7712	3.7150	7.0792	3.9460	(1.3947)
Net asset value, at December 31, 2015	$139.5941	$115.8799	$64.5783	$43.7767	$58.4582	$25.5406	$87.9389
Market value per share, at December 31, 2014†	$82.03	$100.22	$59.70	$40.03	$51.37	$21.61	$89.30
Market value per share, at December 31, 2015†	$139.66	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89
Total Return, at net asset value	66.3%	19.9%	11.7%	9.3%	13.8%	18.3%	(1.6)%
Total Return, at market value	70.3%	15.6%	8.1%	9.3%	13.2%	18.1%	(1.6)%
Ratios to Average Net Assets
Expense ratio	(1.55)%	(0.95)%	(0.95)%	(0.97)%	(1.03)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.50)%	(0.91)%	(0.91)%	(0.95)%	(1.00)%	(0.90)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2015

Per Share Operating Performance	Ultra Bloomberg Commodity*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2014	$52.1342	$50.7400	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747
Net investment income (loss)	(0.3491)	(0.2811)	(0.4982)	(0.3292)	(0.3258)	(0.1505)	(0.4787)
Net realized and unrealized gain (loss)#	(23.3572)	(37.8815)	(42.5811)	(9.9424)	(11.9761)	(4.2132)	(1.2433)
Change in net asset value from operations	(23.7063)	(38.1626)	(43.0793)	(10.2716)	(12.3019)	(4.3637)	(1.7220)
Net asset value, at December 31, 2015	$28.4279	$12.5774	$18.5698	$29.7295	$27.0638	$15.5107	$54.7527
Market value per share, at December 31, 2014†	$51.44	$51.85	$63.12	$38.41	$38.05	$19.80	$56.48
Market value per share, at December 31, 2015†	$28.07	$12.54	$18.48	$29.73	$27.08	$15.51	$54.70
Total Return, at net asset value	(45.5)%	(75.2)%	(69.9)%	(25.7)%	(31.3)%	(22.0)%	(3.0)%
Total Return, at market value	(45.4)%	(75.8)%	(70.7)%	(22.6)%	(28.8)%	(21.7)%	(3.2)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(1.02)%	(1.29)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.98)%	(1.26)%	(0.90)%	(0.89)%	(0.93)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2014:

For the Year Ended December 31, 2014

Per Share Operating Performance	Managed Futures Strategy+		VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF*	Short VIX Short- Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil
Net asset value, beginning of period	$20.0000		$28.5387	$77.1837	$67.4993	$335.4203	$63.2936	$31.7301
Net investment income (loss)	(0.0417)		(0.2047)	(0.5666)	(1.0247)	(2.9055)	(0.5679)	(0.2773)
Net realized and unrealized gain (loss)#	1.1771		(7.4019)	(13.0151)	(5.0742)	(207.0557)	25.0238	46.5262
Change in net asset value from operations	1.1354		(7.6066)	(13.5817)	(6.0989)	(209.9612)	24.4559	46.2489
Net asset value, at December 31, 2014	$21.1354		$20.9321	$63.6020	$61.4004	$125.4591	$87.7495	$77.9790
Market value per share, at December 31, 2013†	$—		$28.53	$77.16	$67.47	$335.60	$58.41	$31.58
Market value per share, at December 31, 2014†	$21.28		$20.99	$63.89	$61.16	$125.75	$87.44	$76.52
Total Return, at net asset value	5.7	%^	(26.7)%	(17.6)%	(9.0)%	(62.6)%	38.6%	145.8%
Total Return, at market value	6.4	%^	(26.4)%	(17.2)%	(9.4)%	(62.5)%	49.7%	142.3%
Ratios to Average Net Assets
Expense ratio	(0.82	)%**	(0.92)%	(0.87)%	(1.49)%	(1.80)%	(0.95)%	(0.98)%
Expense ratio, excluding brokerage commissions	(0.75	)%**	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82	)%**	(0.88)%	(0.84)%	(1.46)%	(1.78)%	(0.92)%	(0.94)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, October 1, 2014, through December 31, 2014.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2014. The return for a share outstanding for 2014 is calculated based on the initial offering price upon commencement of investment operations of $20.0000 for ProShares Managed Futures Strategy.
**	Percentage are annualized.

For the Year Ended December 31, 2014

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2013	$69.9635	$103.5180	$44.8910	$35.5867	$46.6384	$17.0613	$70.8640
Net investment income (loss)	(0.4961)	(0.8233)	(0.3937)	(0.3428)	(0.4272)	(0.1642)	(0.6412)
Net realized and unrealized gain (loss)#	14.4903	(6.0431)	13.3098	4.8178	5.1678	4.6975	19.1108
Change in net asset value from operations	13.9942	(6.8664)	12.9161	4.4750	4.7406	4.5333	18.4696
Net asset value, at December 31, 2014	$83.9577	$96.6516	$57.8071	$40.0617	$51.3790	$21.5946	$89.3336
Market value per share, at December 31, 2013†	$69.36	$103.53	$45.10	$35.66	$46.66	$17.06	$70.91
Market value per share, at December 31, 2014†	$82.03	$100.22	$59.70	$40.03	$51.37	$21.61	$89.30
Total Return, at net asset value	20.0%	(6.6)%	28.8%	12.6%	10.2%	26.6%	26.1%
Total Return, at market value	18.3%	(3.2)%	32.4%	12.3%	10.1%	26.7%	25.9%
Ratios to Average Net Assets
Expense ratio	(1.18)%	(0.95)%	(0.95)%	(0.96)%	(1.01)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.14)%	(0.91)%	(0.90)%	(0.93)%	(0.97)%	(0.90)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2014

Per Share Operating Performance	Ultra Bloomberg Commodity*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2013	$77.7259	$160.4495	$155.3534	$41.2553	$63.3305	$26.0346	$74.5261
Net investment income (loss)	(0.7047)	(1.0928)	(1.5167)	(0.4078)	(0.5348)	(0.2185)	(0.6693)
Net realized and unrealized gain (loss)#	(24.8870)	(108.6167)	(92.1876)	(0.8464)	(23.4300)	(5.9417)	(17.3821)
Change in net asset value from operations	(25.5917)	(109.7095)	(93.7043)	(1.2542)	(23.9648)	(6.1602)	(18.0514)
Net asset value, at December 31, 2014	$52.1342	$50.7400	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747
Market value per share, at December 31, 2013†	$76.52	$161.10	$157.12	$41.26	$63.04	$25.98	$74.44
Market value per share, at December 31, 2014†	$51.44	$51.85	$63.12	$38.41	$38.05	$19.80	$56.48
Total Return, at net asset value	(32.9)%	(68.4)%	(60.3)%	(3.0)%	(37.8)%	(23.7)%	(24.2)%
Total Return, at market value	(32.8)%	(67.8)%	(59.8)%	(6.9)%	(39.6)%	(23.8)%	(24.1)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.99)%	(1.13)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.95)%	(1.10)%	(0.91)%	(0.91)%	(0.91)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2013

For the Year Ended December 31, 2013

Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF*	Short VIX Short- Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2012	$83.9374	$138.8013	$33.0649	$4,026.4321	$54.1021	$40.3079	$102.1402
Net investment income (loss)	(0.3518)	(0.7892)	(0.7398)	(15.0047)	(0.5355)	(0.3033)	(0.9217)
Net realized and unrealized gain (loss)#	(55.0469)	(60.8284)	35.1742	(3,676.0071)	9.7270	(8.2745)	(31.2550)
Change in net asset value from operations	(55.3987)	(61.6176)	34.4344	(3,691.0118)	9.1915	(8.5778)	(32.1767)
Net asset value, at December 31, 2013	$28.5387	$77.1837	$67.4993	$335.4203	$63.2936	$31.7301	$69.9635
Market value per share, at December 31, 2012†	$85.05	$136.88	$32.73	$4,180.00	$51.64	$40.44	$101.64
Market value per share, at December 31, 2013†	$28.53	$77.16	$67.47	$335.60	$58.41	$31.58	$69.36
Total Return, at net asset value	(66.0)%	(44.4)%	104.1%	(91.7)%	17.0%	(21.3)%	(31.5)%
Total Return, at market value	(66.5)%	(43.6)%	106.2%	(92.0)%	13.1%	(21.9)%	(31.8)%
Ratios to Average Net Assets
Expense ratio	(0.85)%	(0.85)%	(1.53)%	(1.82)%	(0.95)%	(0.98)%	(1.20)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.81)%	(0.81)%	(1.49)%	(1.80)%	(0.90)%	(0.94)%	(1.15)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2013

Per Share Operating Performance	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity*
Net asset value, at December 31, 2012	$63.8688	$25.6975	$37.6285	$37.8081	$19.0172	$50.7577	$97.5491
Net investment income (loss)	(0.7561)	(0.3112)	(0.3430)	(0.4325)	(0.1677)	(0.5662)	(0.7780)
Net realized and unrealized gain (loss)#	40.4053	19.5047	(1.6988)	9.2628	(1.7882)	20.6725	(19.0452)
Change in net asset value from operations	39.6492	19.1935	(2.0418)	8.8303	(1.9559)	20.1063	(19.8232)
Net asset value, at December 31, 2013	$103.5180	$44.8910	$35.5867	$46.6384	$17.0613	$70.8640	$77.7259
Market value per share, at December 31, 2012†	$62.60	$25.04	$37.64	$37.74	$19.01	$50.77	$95.72
Market value per share, at December 31, 2013†	$103.53	$45.10	$35.66	$46.66	$17.06	$70.91	$76.52
Total Return, at net asset value	62.1%	74.7%	(5.4)%	23.4%	(10.3)%	39.6%	(20.3)%
Total Return, at market value	65.4%	80.1%	(5.3)%	23.6%	(10.3)%	39.7%	(20.1)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.95)%	(0.96)%	(1.02)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.89)%	(0.93)%	(0.99)%	(0.90)%	(0.91)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2013

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver*	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2012	$146.9706	$156.1962	$83.7634	$171.8906	$24.3499	$112.7345
Net investment income (loss)	(1.4243)	(1.6214)	(0.5404)	(0.8789)	(0.2200)	(0.7984)
Net realized and unrealized gain (loss)#	14.9032	0.7786	(41.9677)	(107.6812)	1.9047	(37.4100)
Change in net asset value from operations	13.4789	(0.8428)	(42.5081)	(108.5601)	1.6847	(38.2084)
Net asset value, at December 31, 2013	$160.4495	$155.3534	$41.2553	$63.3305	$26.0346	$74.5261
Market value per share, at December 31, 2012†	$146.60	$156.96	$85.34	$176.40	$24.32	$113.12
Market value per share, at December 31, 2013†	$161.10	$157.12	$41.26	$63.04	$25.98	$74.44
Total Return, at net asset value	9.2%	(0.5)%	(50.7)%	(63.2)%	6.9%	(33.9)%
Total Return, at market value	9.9%	0.1%	(51.7)%	(64.3)%	6.8%	(34.2)%
Ratios to Average Net Assets
Expense ratio	(0.97)%	(1.15)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.10)%	(0.89)%	(0.89)%	(0.90)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

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

Shareholder Concentration

As of December 31, 2015, ProShares Morningstar Alternatives Solution ETF, an ETF affiliated with the Funds, owned 51.4% of the outstanding shares of the Managed Futures Fund. Subscription and redemption activity by concentrated shareholders may have a significant effect on the operations of the Fund.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

On February 18, 2016, the Trust announced that it plans to close and liquidate ProShares Managed Futures Strategy (ticker symbol: FUTS). The fund trades on NYSE Arca.

After the close of business on March 18, 2016, the fund will no longer accept creation orders. Trading in the fund on NYSE Arca will be halted prior to market open on March 21, 2016. Fund holdings will be liquidated by March 21, 2016 or shortly thereafter. Beginning on March 21, 2016, the fund will not be traded on NYSE Arca and there will be no secondary market for the fund’s shares. Once the fund is in the process of liquidating its portfolio holdings, it will not be managed in accordance with its investment objective. Proceeds of the liquidation are scheduled to be distributed to shareholders on or about March 30, 2016.

Any shareholders remaining in the fund on the distribution date will automatically have their shares redeemed for cash at the fund’s net asset value per share as of the liquidation date. The cash distribution will be deposited into their brokerage accounts. These cash distributions are taxable events and shareholders should consult their tax advisors about potential tax consequences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: February 29, 2016

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer
Date: February 29, 2016