Form 10-Q
period 2016-03-31
ProShares Trust II
filed 2016-05-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                     to                     .

Commission file number: 001-34200

PROSHARES TRUST II

(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,818,492	$2,124,103
Segregated cash balances with brokers for futures contracts	11,936,145	5,888,545
Short-term U.S. government and agency obligations (Note 3) (cost $122,310,913 and $96,075,481, respectively)	122,329,689	96,073,659
Receivable from capital shares sold	21,446,247	—
Receivable on open futures contracts	1,622,381	1,263,933

Total assets	159,152,954	105,350,240

Liabilities and shareholders’ equity
Liabilities
Management fee payable	75,960	77,417

Total liabilities	75,960	77,417

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	159,076,994	105,272,823

Total liabilities and shareholders’ equity	$159,152,954	$105,350,240

Shares outstanding	13,674,811	7,949,812

Net asset value per share	$11.63	$13.24

Market value per share (Note 2)	$11.68	$13.33

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (77% of shareholders’ equity)
U.S. Treasury Bills^^:
0.236% due 04/14/16	$7,314,000	$7,313,736
0.175% due 04/21/16	5,487,000	5,486,680
0.252% due 04/28/16	2,000,000	1,999,745
0.251% due 05/05/16	3,511,000	3,510,702
0.290% due 05/12/16†	27,320,000	27,317,044
0.253% due 05/19/16	6,460,000	6,458,880
0.366% due 05/26/16†	10,459,000	10,457,002
0.271% due 06/02/16†	18,025,000	18,020,189
0.171% due 06/09/16	3,621,000	3,619,786
0.231% due 06/16/16†	14,198,000	14,192,454
0.250% due 07/07/16†	23,968,000	23,953,471

Total short-term U.S. government and agency obligations (cost $122,310,913)		$122,329,689

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2016	5,157	$82,125,225	$(14,521,731)
VIX Futures - CBOE, expires May 2016	4,373	77,074,125	(2,867,269)

			$(17,389,000)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $11,936,145 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$46,149	$9,907

Expenses
Management fee	215,103	243,400
Brokerage commissions and fees	52,335	40,979

Total expenses	267,438	284,379

Net investment income (loss)	(221,289)	(274,472)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,706,149	(8,978,330)
Short-term U.S. government and agency obligations	(2,542)	2,154

Net realized gain (loss)	7,703,607	(8,976,176)

Change in net unrealized appreciation/depreciation on
Futures contracts	(16,310,375)	(11,370,731)
Short-term U.S. government and agency obligations	20,598	(1,144)

Change in net unrealized appreciation/depreciation	(16,289,777)	(11,371,875)

Net realized and unrealized gain (loss)	(8,586,170)	(20,348,051)

Net income (loss)	$(8,807,459)	$(20,622,523)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$105,272,823
Addition of 8,575,000 shares	109,580,353
Redemption of 2,850,001 shares	(46,968,723)

Net addition (redemption) of 5,724,999 shares	62,611,630

Net investment income (loss)	(221,289)
Net realized gain (loss)	7,703,607
Change in net unrealized appreciation/depreciation	(16,289,777)

Net income (loss)	(8,807,459)

Shareholders’ equity, at March 31, 2016	$159,076,994

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(8,807,459)	$(20,622,523)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(6,047,600)	7,419,585
Purchases of short-term U.S. government and agency obligations	(125,016,889)	(192,103,431)
Proceeds from sales or maturities of short-term U.S government and agency obligations	98,825,064	143,018,030
Net amortization and accretion on short-term U.S government and agency obligations	(46,149)	(9,310)
Net realized gain (loss) on investments	2,542	(2,154)
Change in unrealized appreciation/depreciation on investments	(20,598)	1,144
Decrease (Increase) in receivable on futures contracts	(358,448)	4,098,028
Increase (Decrease) in management fee payable	(1,457)	20,605

Net cash provided by (used in) operating activities	(41,470,994)	(58,180,026)

Cash flow from financing activities
Proceeds from addition of shares	88,134,106	84,542,261
Payment on shares redeemed	(46,968,723)	(25,891,554)

Net cash provided by (used in) financing activities	41,165,383	58,650,707

Net increase (decrease) in cash	(305,611)	470,681
Cash, beginning of period	2,124,103	1,694,791

Cash, end of period	$1,818,492	$2,165,472

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,011,587	$671,791
Segregated cash balances with brokers for futures contracts	510,460	980,750
Short-term U.S. government and agency obligations (Note 3) (cost $28,109,481 and $25,975,462, respectively)	28,114,658	25,976,287
Receivable on open futures contracts	32,366	42,188

Total assets	29,669,071	27,671,016

Liabilities and shareholders’ equity
Liabilities
Management fee payable	18,104	20,378

Total liabilities	18,104	20,378

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	29,650,967	27,650,638

Total liabilities and shareholders’ equity	$29,669,071	$27,671,016

Shares outstanding	562,403	512,404

Net asset value per share	$52.72	$53.96

Market value per share (Note 2)	$52.87	$53.99

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.292% due 05/12/16†	$12,177,000	$12,175,683
0.210% due 05/19/16	8,159,000	8,157,586
0.281% due 06/09/16†	7,784,000	7,781,389

Total short-term U.S. government and agency obligations (cost $28,109,481)		$28,114,658

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2016	274	$5,226,550	$(662,200)
VIX Futures - CBOE, expires August 2016	506	9,753,150	(1,380,760)
VIX Futures - CBOE, expires September 2016	506	10,031,450	(978,740)
VIX Futures - CBOE, expires October 2016	231	4,637,325	(138,360)

			$(3,160,060)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $510,460 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$12,259	$2,714

Expenses
Management fee	57,998	58,236
Brokerage commissions and fees	5,756	8,037

Total expenses	63,754	66,273

Net investment income (loss)	(51,495)	(63,559)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,594,460	126,671
Short-term U.S. government and agency obligations	49	1,238

Net realized gain (loss)	2,594,509	127,909

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,815,700)	(761,055)
Short-term U.S. government and agency obligations	4,352	(567)

Change in net unrealized appreciation/depreciation	(2,811,348)	(761,622)

Net realized and unrealized gain (loss)	(216,839)	(633,713)

Net income (loss)	$(268,334)	$(697,272)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$27,650,638
Addition of 150,000 shares	8,345,497
Redemption of 100,001 shares	(6,076,834)

Net addition (redemption) of 49,999 shares	2,268,663

Net investment income (loss)	(51,495)
Net realized gain (loss)	2,594,509
Change in net unrealized appreciation/depreciation	(2,811,348)

Net income (loss)	(268,334)

Shareholders’ equity, at March 31, 2016	$29,650,967

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(268,334)	$(697,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	470,290	(227,100)
Purchases of short-term U.S. government and agency obligations	(33,074,275)	(25,898,531)
Proceeds from sales or maturities of short-term U.S government and agency obligations	30,952,564	22,332,410
Net amortization and accretion on short-term U.S government and agency obligations	(12,259)	(2,714)
Net realized gain (loss) on investments	(49)	(1,238)
Change in unrealized appreciation/depreciation on investments	(4,352)	567
Decrease (Increase) in receivable on futures contracts	9,822	1,462,009
Increase (Decrease) in management fee payable	(2,274)	(1,158)

Net cash provided by (used in) operating activities	(1,928,867)	(3,033,027)

Cash flow from financing activities
Proceeds from addition of shares	8,345,497	12,344,563
Payment on shares redeemed	(6,076,834)	(9,641,724)

Net cash provided by (used in) financing activities	2,268,663	2,702,839

Net increase (decrease) in cash	339,796	(330,188)
Cash, beginning of period	671,791	1,634,082

Cash, end of period	$1,011,587	$1,303,894

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$8,209,952	$5,150,976
Segregated cash balances with brokers for futures contracts	131,498,670	123,528,405
Short-term U.S. government and agency obligations (Note 3) (cost $414,334,305 and $535,381,199, respectively)	414,415,794	535,392,718
Receivable from capital shares sold	7,594,775	10,164,157

Total assets	561,719,191	674,236,256

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	50,548,181	29,497,107
Payable on open futures contracts	1,897,819	1,420,271
Management fee payable	410,825	507,517

Total liabilities	52,856,825	31,424,895

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	508,862,366	642,811,361

Total liabilities and shareholders’ equity	$561,719,191	$674,236,256

Shares outstanding	10,050,000	12,650,040

Net asset value per share	$50.63	$50.81

Market value per share (Note 2)	$50.53	$50.45

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (81% of shareholders’ equity)
U.S. Treasury Bills^^:
0.175% due 04/21/16	$41,141,000	$41,138,601
0.225% due 04/28/16	40,117,000	40,111,885
0.278% due 05/19/16	55,105,000	55,095,450
0.364% due 05/26/16†	137,956,000	137,929,650
0.275% due 06/02/16†	20,893,000	20,887,424
0.196% due 06/09/16	28,664,000	28,654,386
0.288% due 06/16/16†	45,024,000	45,006,414
0.171% due 07/07/16	15,479,000	15,469,617
0.310% due 07/21/16	30,147,000	30,122,367

Total short-term U.S. government and agency obligations (cost $414,334,305)		$414,415,794

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2016	16,500	$262,762,500	$52,769,004
VIX Futures - CBOE, expires May 2016	13,930	245,516,250	11,954,890

			$64,723,894

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $131,498,670 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$317,712	$29,929

Expenses
Management fee	1,391,819	1,039,580
Brokerage commissions and fees	480,747	482,841

Total expenses	1,872,566	1,522,421

Net investment income (loss)	(1,554,854)	(1,492,492)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(92,182,809)	23,811,285
Short-term U.S. government and agency obligations	(27,578)	23,269

Net realized gain (loss)	(92,210,387)	23,834,554

Change in net unrealized appreciation/depreciation on
Futures contracts	53,977,479	23,344,133
Short-term U.S. government and agency obligations	69,970	518

Change in net unrealized appreciation/depreciation	54,047,449	23,344,651

Net realized and unrealized gain (loss)	(38,162,938)	47,179,205

Net income (loss)	$(39,717,792)	$45,686,713

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$642,811,361
Addition of 14,900,000 shares	601,501,561
Redemption of 17,500,040 shares	(695,732,764)

Net addition (redemption) of (2,600,040) shares	(94,231,203)

Net investment income (loss)	(1,554,854)
Net realized gain (loss)	(92,210,387)
Change in net unrealized appreciation/depreciation	54,047,449

Net income (loss)	(39,717,792)

Shareholders’ equity, at March 31, 2016	$508,862,366

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(39,717,792)	$45,686,713
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(7,970,265)	29,744,690
Purchases of short-term U.S. government and agency obligations	(603,823,043)	(489,373,955)
Proceeds from sales or maturities of short-term U.S government and agency obligations	725,160,071	713,482,948
Net amortization and accretion on short-term U.S government and agency obligations	(317,712)	(29,929)
Net realized gain (loss) on investments	27,578	(23,269)
Change in unrealized appreciation/depreciation on investments	(69,970)	(518)
Increase (Decrease) in management fee payable	(96,692)	(120,822)
Increase (Decrease) in payable on futures contracts	477,548	(29,594,238)

Net cash provided by (used in) operating activities	73,669,723	269,771,620

Cash flow from financing activities
Proceeds from addition of shares	604,070,943	118,885,967
Payment on shares redeemed	(674,681,690)	(393,636,613)

Net cash provided by (used in) financing activities	(70,610,747)	(274,750,646)

Net increase (decrease) in cash	3,058,976	(4,979,026)
Cash, beginning of period	5,150,976	9,122,219

Cash, end of period	$8,209,952	$4,143,193

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,025,535	$9,081,964
Segregated cash balances with brokers for futures contracts	67,425,795	62,348,600
Short-term U.S. government and agency obligations (Note 3) (cost $740,607,723 and $438,333,277, respectively)	740,769,431	438,357,849
Receivable from capital shares sold	85,295,450	32,987,472
Receivable on open futures contracts	—	17,995,478

Total assets	894,516,211	560,771,363

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	12,635,235
Payable on open futures contracts	1,498,969	—
Management fee payable	585,487	427,388

Total liabilities	2,084,456	13,062,623

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	892,431,755	547,708,740

Total liabilities and shareholders’ equity	$894,516,211	$560,771,363

Shares outstanding	46,352,448	19,502,448

Net asset value per share	$19.25	$28.08

Market value per share (Note 2)	$19.33	$28.35

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (83% of shareholders’ equity)
U.S. Treasury Bills^^:
0.253% due 04/14/16†	$84,197,000	$84,193,961
0.256% due 05/05/16†	15,984,000	15,982,641
0.261% due 05/12/16†	162,728,000	162,710,393
0.284% due 05/19/16†	14,201,000	14,198,539
0.342% due 05/26/16†	156,704,000	156,674,070
0.275% due 06/02/16†	39,005,000	38,994,590
0.275% due 06/16/16†	64,707,000	64,681,725
0.313% due 06/30/16†	173,744,000	173,652,784
0.310% due 07/21/16†	29,705,000	29,680,728

Total short-term U.S. government and agency obligations (cost $740,607,723)		$740,769,431

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2016	57,867	$921,531,975	$(171,773,795)
VIX Futures - CBOE, expires May 2016	49,020	863,977,500	(39,673,977)

			$(211,447,772)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $67,425,795 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$298,805	$32,459

Expenses
Management fee	1,211,901	1,178,762
Brokerage commissions and fees	735,911	903,310

Total expenses	1,947,812	2,082,072

Net investment income (loss)	(1,649,007)	(2,049,613)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,205,618	(135,093,226)
Short-term U.S. government and agency obligations	(26,968)	4,072

Net realized gain (loss)	11,178,650	(135,089,154)

Change in net unrealized appreciation/depreciation on
Futures contracts	(223,342,238)	(88,510,946)
Short-term U.S. government and agency obligations	137,136	12

Change in net unrealized appreciation/depreciation	(223,205,102)	(88,510,934)

Net realized and unrealized gain (loss)	(212,026,452)	(223,600,088)

Net income (loss)	$(213,675,459)	$(225,649,701)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$547,708,740
Addition of 47,700,000 shares	1,394,232,078
Redemption of 20,850,000 shares	(835,833,604)

Net addition (redemption) of 26,850,000 shares	558,398,474

Net investment income (loss)	(1,649,007)
Net realized gain (loss)	11,178,650
Change in net unrealized appreciation/depreciation	(223,205,102)

Net income (loss)	(213,675,459)

Shareholders’ equity, at March 31, 2016	$892,431,755

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(213,675,459)	$(225,649,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(5,077,195)	43,254,330
Purchases of short-term U.S. government and agency obligations	(1,184,631,327)	(1,312,064,328)
Proceeds from sales or maturities of short-term U.S government and agency obligations	882,626,631	924,839,995
Net amortization and accretion on short-term U.S government and agency obligations	(296,718)	(32,459)
Net realized gain (loss) on investments	26,968	(4,072)
Change in unrealized appreciation/depreciation on investments	(137,136)	(12)
Decrease (Increase) in receivable on futures contracts	17,995,478	5,180,769
Increase (Decrease) in management fee payable	158,099	260,562
Increase (Decrease) in payable on futures contracts	1,498,969	—

Net cash provided by (used in) operating activities	(501,511,690)	(564,214,916)

Cash flow from financing activities
Proceeds from addition of shares	1,341,924,100	970,798,327
Payment on shares redeemed	(848,468,839)	(404,841,950)

Net cash provided by (used in) financing activities	493,455,261	565,956,377

Net increase (decrease) in cash	(8,056,429)	1,741,461
Cash, beginning of period	9,081,964	3,737,292

Cash, end of period	$1,025,535	$5,478,753

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$1,348,960	$831,440
Segregated cash balances with brokers for swap agreements	236,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $6,618,738 and $7,517,328, respectively)	6,619,348	7,518,119
Unrealized appreciation on swap agreements	58,775	224,491

Total assets	8,263,083	8,574,050

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,611	6,844
Unrealized depreciation on swap agreements	994	53,167

Total liabilities	7,605	60,011

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,255,478	8,514,039

Total liabilities and shareholders’ equity	$8,263,083	$8,574,050

Shares outstanding	59,995	59,997

Net asset value per share	$137.60	$141.91

Market value per share (Note 2)	$134.26	$140.41

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (80% of shareholders’ equity)
U.S. Treasury Bills^^:
0.252% due 04/28/16†	$4,000,000	$3,999,490
0.310% due 07/21/16†	2,622,000	2,619,858

Total short-term U.S. government and agency obligations (cost $6,618,738)		$6,619,348

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg Commodity Index	0.18%	04/06/16	$(4,811,471)	$(994)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25	04/06/16	(4,180,637)	24,172
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	04/06/16	(5,228,697)	30,339
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	04/06/16	(2,282,668)	4,264

				$57,781

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$3,900	$528

Expenses
Management fee	20,825	12,846

Total expenses	20,825	12,846

Net investment income (loss)	(16,925)	(12,318)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(127,591)	856,549

Net realized gain (loss)	(127,591)	856,549

Change in net unrealized appreciation/depreciation on
Swap agreements	(113,543)	(290,634)
Short-term U.S. government and agency obligations	(181)	60

Change in net unrealized appreciation/depreciation	(113,724)	(290,574)

Net realized and unrealized gain (loss)	(241,315)	565,975

Net income (loss)	$(258,240)	$553,657

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$8,514,039
Redemption of 2 shares	(321)

Net addition (redemption) of (2) shares	(321)

Net investment income (loss)	(16,925)
Net realized gain (loss)	(127,591)
Change in net unrealized appreciation/depreciation	(113,724)

Net income (loss)	(258,240)

Shareholders’ equity, at March 31, 2016	$8,255,478

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(258,240)	$553,657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(236,000)	—
Purchases of short-term U.S. government and agency obligations	(8,744,526)	(1,982,691)
Proceeds from sales or maturities of short-term U.S government and agency obligations	9,647,000	1,226,000
Net amortization and accretion on short-term U.S government and agency obligations	(3,884)	(528)
Change in unrealized appreciation/depreciation on investments	113,724	290,574
Increase (Decrease) in management fee payable	(233)	685

Net cash provided by (used in) operating activities	517,841	87,697

Cash flow from financing activities
Payment on shares redeemed	(321)	—

Net cash provided by (used in) financing activities	(321)	—

Net increase (decrease) in cash	517,520	87,697
Cash, beginning of period	831,440	467,766

Cash, end of period	$1,348,960	$555,463

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$1,962,205	$598,645
Segregated cash balances with brokers for futures contracts	13,621,300	10,154,430
Short-term U.S. government and agency obligations (Note 3) (cost $187,746,838 and $79,694,797, respectively)	187,777,500	79,692,642
Unrealized appreciation on swap agreements	7,104,834	6,412,656
Receivable from capital shares sold	12,979,719	—

Total assets	223,445,558	96,858,373

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	70,760	850,883
Brokerage commissions and fees payable	8,521	8,453
Management fee payable	138,273	101,143

Total liabilities	217,554	960,479

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	223,228,004	95,897,894

Total liabilities and shareholders’ equity	$223,445,558	$96,858,373

Shares outstanding	1,719,942	719,944

Net asset value per share	$129.79	$133.20

Market value per share (Note 2)	$130.94	$133.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (84% of shareholders’ equity)
U.S. Treasury Bills^^:
0.245% due 04/07/16	$12,840,000	$12,839,775
0.226% due 04/14/16†	18,318,000	18,317,339
0.245% due 04/21/16†	19,223,000	19,221,879
0.225% due 04/28/16†	3,814,000	3,813,514
0.259% due 05/05/16	17,807,000	17,805,487
0.292% due 05/12/16†	10,786,000	10,784,833
0.282% due 05/19/16†	30,127,000	30,121,779
0.353% due 05/26/16†	8,591,000	8,589,359
0.276% due 06/02/16†	4,371,000	4,369,833
0.171% due 06/09/16†	4,099,000	4,097,625
0.299% due 06/16/16†	24,224,000	24,214,538
0.290% due 06/30/16†	12,446,000	12,439,466
0.266% due 07/14/16†	21,174,000	21,162,073

Total short-term U.S. government and agency obligations (cost $187,746,838)		$187,777,500

Futures Contracts Sold††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
WTI Crude Oil - NYMEX, expires May 2016	3,538	$135,646,920	$(14,997,628)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	04/06/16	$(98,080,126)	$2,056,877
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/16	(17,672,671)	679,190
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/16	(94,336,118)	2,394,738
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/16	(7,342,178)	282,172
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/16	(93,281,947)	1,691,857

				$7,104,834

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $13,621,300 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$89,112	$20,512

Expenses
Management fee	368,250	603,835
Brokerage commissions and fees	57,864	44,285

Total expenses	426,114	648,120

Net investment income (loss)	(337,002)	(627,608)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	23,757,635	18,106,720
Swap agreements	(1,436,037)	26,543,152
Short-term U.S. government and agency obligations	(14,646)	7,884

Net realized gain (loss)	22,306,952	44,657,756

Change in net unrealized appreciation/depreciation on
Futures contracts	(17,462,141)	1,599,658
Swap agreements	692,178	(160,604)
Short-term U.S. government and agency obligations	32,817	(6,267)

Change in net unrealized appreciation/depreciation	(16,737,146)	1,432,787

Net realized and unrealized gain (loss)	5,569,806	46,090,543

Net income (loss)	$5,232,804	$45,462,935

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$95,897,894
Addition of 2,700,000 shares	462,946,925
Redemption of 1,700,002 shares	(340,849,619)

Net addition (redemption) of 999,998 shares	122,097,306

Net investment income (loss)	(337,002)
Net realized gain (loss)	22,306,952
Change in net unrealized appreciation/depreciation	(16,737,146)

Net income (loss)	5,232,804

Shareholders’ equity, at March 31, 2016	$223,228,004

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$5,232,804	$45,462,935
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,466,870)	(8,301,630)
Purchases of short-term U.S. government and agency obligations	(407,223,784)	(469,603,643)
Proceeds from sales or maturities of short-term U.S government and agency obligations	299,246,209	281,486,383
Net amortization and accretion on short-term U.S government and agency obligations	(89,112)	(20,512)
Net realized gain (loss) on investments	14,646	(7,884)
Change in unrealized appreciation/depreciation on investments	(724,995)	166,871
Decrease (Increase) in receivable on futures contracts	—	(3,528,588)
Increase (Decrease) in management fee payable	37,130	109,424
Increase (Decrease) in brokerage commissions and fees payable	68	—
Increase (Decrease) in payable on futures contracts	(780,123)	—

Net cash provided by (used in) operating activities	(107,754,027)	(154,236,644)

Cash flow from financing activities
Proceeds from addition of shares	449,967,206	372,664,934
Payment on shares redeemed	(340,849,619)	(212,552,651)

Net cash provided by (used in) financing activities	109,117,587	160,112,283

Net increase (decrease) in cash	1,363,560	5,875,639
Cash, beginning of period	598,645	994,268

Cash, end of period	$1,962,205	$6,869,907

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$117,237	$1,099,140
Segregated cash balances with brokers for futures contracts	1,009,800	2,046,660
Short-term U.S. government and agency obligations (Note 3) (cost $3,809,251 and $8,114,653, respectively)	3,810,409	8,115,004
Receivable on open futures contracts	70,660	—

Total assets	5,008,106	11,260,804

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	785,170
Brokerage commissions and fees payable	2,084	1,908
Management fee payable	12,491	10,870

Total liabilities	14,575	797,948

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,993,531	10,462,856

Total liabilities and shareholders’ equity	$5,008,106	$11,260,804

Shares outstanding	24,944	74,952

Net asset value per share	$200.19	$139.59

Market value per share (Note 2)	$197.78	$139.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (76% of shareholders’ equity)
U.S. Treasury Bills^^:
0.386% due 05/26/16	$2,433,000	$2,432,536
0.310% due 07/21/16	1,379,000	1,377,873

Total short-term U.S. government and agency obligations (cost $3,809,251)		$3,810,409

Futures Contracts Sold††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Natural Gas - NYMEX, May 2016	510	$9,990,900	$(367,096)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $1,009,800 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$9,568	$985

Expenses
Management fee	36,919	28,373
Brokerage commissions and fees	28,947	14,199

Total expenses	65,866	42,572

Net investment income (loss)	(56,298)	(41,587)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,114,349	5,179,268
Short-term U.S. government and agency obligations	1,110	448

Net realized gain (loss)	4,115,459	5,179,716

Change in net unrealized appreciation/depreciation on
Futures contracts	2,104,068	(3,081,725)
Short-term U.S. government and agency obligations	807	(175)

Change in net unrealized appreciation/depreciation	2,104,875	(3,081,900)

Net realized and unrealized gain (loss)	6,220,334	2,097,816

Net income (loss)	$6,164,036	$2,056,229

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$10,462,856
Addition of 50,000 shares	7,446,378
Redemption of 100,008 shares	(19,079,739)

Net addition (redemption) of (50,008) shares	(11,633,361)

Net investment income (loss)	(56,298)
Net realized gain (loss)	4,115,459
Change in net unrealized appreciation/depreciation	2,104,875

Net income (loss)	6,164,036

Shareholders’ equity, at March 31, 2016	$4,993,531

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$6,164,036	$2,056,229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,036,860	2,697,794
Purchases of short-term U.S. government and agency obligations	(18,575,327)	(15,361,445)
Proceeds from sales or maturities of short-term U.S government and agency obligations	22,891,407	15,055,915
Net amortization and accretion on short-term U.S government and agency obligations	(9,568)	(985)
Net realized gain (loss) on investments	(1,110)	(448)
Change in unrealized appreciation/depreciation on investments	(807)	175
Decrease (Increase) in receivable on futures contracts	(70,660)	923,531
Increase (Decrease) in management fee payable	1,621	(1,889)
Increase (Decrease) in brokerage commissions and fees payable	176	—
Increase (Decrease) in payable on futures contracts	(785,170)	5,985

Net cash provided by (used in) operating activities	10,651,458	5,374,862

Cash flow from financing activities
Proceeds from addition of shares	7,446,378	10,858,377
Payment on shares redeemed	(19,079,739)	(16,671,600)

Net cash provided by (used in) financing activities	(11,633,361)	(5,813,223)

Net increase (decrease) in cash	(981,903)	(438,361)
Cash, beginning of period	1,099,140	696,743

Cash, end of period	$117,237	$258,382

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$136,290	$151,638
Segregated cash balances with brokers for futures contracts	9,900	91,250
Segregated cash balances with brokers for swap agreements	309,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $67,371,507 and $72,981,653, respectively)	67,384,423	72,979,905
Unrealized appreciation on forward agreements	1,724,551	1,808,942

Total assets	69,564,164	75,031,735

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,400	80
Management fee payable	46,957	59,891

Total liabilities	48,357	59,971

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	69,515,807	74,971,764

Total liabilities and shareholders’ equity	$69,564,164	$75,031,735

Shares outstanding	846,978	646,978

Net asset value per share	$82.08	$115.88

Market value per share (Note 2)	$83.03	$115.83

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills^^:
0.252% due 04/28/16	$279,000	$278,964
0.251% due 05/05/16	2,754,000	2,753,766
0.210% due 05/19/16	7,435,000	7,433,711
0.353% due 05/26/16†	4,870,000	4,869,070
0.289% due 06/09/16†	15,325,000	15,319,859
0.105% due 06/16/16	3,437,000	3,435,658
0.331% due 06/30/16†	4,167,000	4,164,812
0.266% due 07/14/16†	29,145,000	29,128,583

Total short-term U.S. government and agency obligations (cost $67,371,507)		$67,384,423

Futures Contracts Sold††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Gold Futures - COMEX, expires June 2016	2	$247,120	$6,880

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.995 Fine Troy Ounce Gold	(0.30)%	04/06/16	$(16,500)	$(20,412,315)	$156,095
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	(0.55)	04/06/16	(53,100)	(65,694,258)	838,378
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.15)	04/06/16	(22,298)	(27,585,079)	106,635
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.08)	04/06/16	(4,000)	(4,948,480)	122,750
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.11)	04/06/16	(16,250)	(20,103,038)	500,693

					$1,724,551

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $9,900 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$29,189	$8,196

Expenses
Management fee	146,112	193,876
Brokerage commissions and fees	17	16

Total expenses	146,129	193,892

Net investment income (loss)	(116,940)	(185,696)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(36,440)	2,000
Forward agreements	(19,375,567)	1,916,530
Short-term U.S. government and agency obligations	(1,149)	(600)

Net realized gain (loss)	(19,413,156)	1,917,930

Change in net unrealized appreciation/depreciation on
Futures contracts	1,660	(1,520)
Forward agreements	(84,391)	700,697
Short-term U.S. government and agency obligations	14,664	(1,236)

Change in net unrealized appreciation/depreciation	(68,067)	697,941

Net realized and unrealized gain (loss)	(19,481,223)	2,615,871

Net income (loss)	$(19,598,163)	$2,430,175

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$74,971,764
Addition of 600,000 shares	49,855,817
Redemption of 400,000 shares	(35,713,611)

Net addition (redemption) of 200,000 shares	14,142,206

Net investment income (loss)	(116,940)
Net realized gain (loss)	(19,413,156)
Change in net unrealized appreciation/depreciation	(68,067)

Net income (loss)	(19,598,163)

Shareholders’ equity, at March 31, 2016	$69,515,807

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(19,598,163)	$2,430,175
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	81,350	—
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(309,000)	—
Purchases of short-term U.S. government and agency obligations	(108,280,051)	(61,429,003)
Proceeds from sales or maturities of short-term U.S government and agency obligations	113,918,239	66,037,251
Net amortization and accretion on short-term U.S government and agency obligations	(29,191)	(8,196)
Net realized gain (loss) on investments	1,149	600
Change in unrealized appreciation/depreciation on investments	69,727	(699,461)
Decrease (Increase) in receivable on futures contracts	—	2,868
Increase (Decrease) in management fee payable	(13,014)	(1,228)
Increase (Decrease) in payable on futures contracts	1,400	—

Net cash provided by (used in) operating activities	(14,157,554)	6,333,006

Cash flow from financing activities
Proceeds from addition of shares	49,855,817	8,523,330
Payment on shares redeemed	(35,713,611)	(14,854,653)

Net cash provided by (used in) financing activities	14,142,206	(6,331,323)

Net increase (decrease) in cash	(15,348)	1,683
Cash, beginning of period	151,638	162,434

Cash, end of period	$136,290	$164,117

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$1,218,993	$514,784
Segregated cash balances with brokers for futures contracts	11,440	11,440
Short-term U.S. government and agency obligations (Note 3) (cost $46,247,796 and $50,730,044, respectively)	46,253,752	50,730,230
Unrealized appreciation on forward agreements	931,308	4,778,279
Receivable from capital shares sold	2,482,135	—
Receivable on open futures contracts	—	390

Total assets	50,897,628	56,035,123

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,740	—
Management fee payable	32,715	47,185
Unrealized depreciation on forward agreements	383,067	—

Total liabilities	418,522	47,185

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	50,479,106	55,987,938

Total liabilities and shareholders’ equity	$50,897,628	$56,035,123

Shares outstanding	1,016,976	866,978

Net asset value per share	$49.64	$64.58

Market value per share (Note 2)	$49.42	$64.55

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (92% of shareholders’ equity)
U.S. Treasury Bills^^:
0.175% due 04/21/16†	$11,867,000	$11,866,308
0.252% due 04/28/16	7,000,000	6,999,108
0.286% due 05/19/16†	1,500,000	1,499,740
0.386% due 05/26/16†	2,281,000	2,280,564
0.229% due 06/09/16†	8,498,000	8,495,150
0.305% due 06/16/16†	7,592,000	7,589,035
0.310% due 07/21/16†	7,530,000	7,523,847

Total short-term U.S. government and agency obligations (cost $46,247,796)		$46,253,752

Futures Contracts Sold††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Silver Futures - COMEX, expires May 2016	2	$154,640	$1,910

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.999 Fine Troy Ounce Silver	(0.55)%	04/06/16	$(1,775,000)	$(27,303,228)	$147,959
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.67)	04/06/16	(3,050,000)	(46,916,625)	626,482
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.30)	04/06/16	(1,172,500)	(18,035,161)	(383,067)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(0.22)	04/06/16	(156,000)	(2,399,561)	43,989
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.28)	04/06/16	(399,000)	(6,137,378)	112,878

					$548,241

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $11,440 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$19,684	$6,143

Expenses
Management fee	95,411	124,355
Brokerage commissions and fees	8	8

Total expenses	95,419	124,363

Net investment income (loss)	(75,735)	(118,220)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,850)	(11,200)
Forward agreements	(5,335,654)	(1,350,505)
Short-term U.S. government and agency obligations	(2,961)	(158)

Net realized gain (loss)	(5,351,465)	(1,361,863)

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,060)	1,535
Forward agreements	(4,230,038)	(4,331,136)
Short-term U.S. government and agency obligations	5,770	267

Change in net unrealized appreciation/depreciation	(4,228,328)	(4,329,334)

Net realized and unrealized gain (loss)	(9,579,793)	(5,691,197)

Net income (loss)	$(9,655,528)	$(5,809,417)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$55,987,938
Addition of 750,000 shares	39,832,736
Redemption of 600,002 shares	(35,686,040)

Net addition (redemption) of 149,998 shares	4,146,696

Net investment income (loss)	(75,735)
Net realized gain (loss)	(5,351,465)
Change in net unrealized appreciation/depreciation	(4,228,328)

Net income (loss)	(9,655,528)

Shareholders’ equity, at March 31, 2016	$50,479,106

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(9,655,528)	$(5,809,417)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	—	(2,640)
Purchases of short-term U.S. government and agency obligations	(55,036,538)	(39,859,194)
Proceeds from sales or maturities of short-term U.S government and agency obligations	59,535,509	42,090,468
Net amortization and accretion on short-term U.S government and agency obligations	(19,684)	(6,143)
Net realized gain (loss) on investments	2,961	158
Change in unrealized appreciation/depreciation on investments	4,224,268	4,330,869
Decrease (Increase) in receivable on futures contracts	390	6,010
Increase (Decrease) in management fee payable	(14,470)	696
Increase (Decrease) in payable on futures contracts	2,740	—

Net cash provided by (used in) operating activities	(960,352)	750,807

Cash flow from financing activities
Proceeds from addition of shares	37,350,601	14,996,733
Payment on shares redeemed	(35,686,040)	(15,809,627)

Net cash provided by (used in) financing activities	1,664,561	(812,894)

Net increase (decrease) in cash	704,209	(62,087)
Cash, beginning of period	514,784	207,506

Cash, end of period	$1,218,993	$145,419

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$276,889	$1,783,802
Segregated cash balances with brokers for futures contracts	398,310	503,745
Short-term U.S. government and agency obligations (Note 3) (cost $13,990,976 and $15,153,202, respectively)	13,992,459	15,153,211
Receivable on open futures contracts	—	84,235

Total assets	14,667,658	17,524,993

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	59,557	—
Management fee payable	13,573	14,095

Total liabilities	73,130	14,095

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,594,528	17,510,898

Total liabilities and shareholders’ equity	$14,667,658	$17,524,993

Shares outstanding	350,000	400,005

Net asset value per share	$41.70	$43.78

Market value per share (Note 2)	$41.66	$43.74

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (96% of shareholders’ equity)
U.S. Treasury Bills^^:
0.175% due 04/21/16	$4,999,000	$4,998,709
0.252% due 04/28/16	3,000,000	2,999,617
0.310% due 05/19/16	1,000,000	999,827
0.275% due 06/02/16	2,108,000	2,107,437
0.275% due 06/16/16	538,000	537,790
0.310% due 07/21/16	2,351,000	2,349,079

Total short-term U.S. government and agency obligations (cost $13,990,976)		$13,992,459

Futures Contracts Sold††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Euro Fx Currency Futures - CME, expires June 2016	102	$14,550,300	$(465,069)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $398,310 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$6,138	$1,380

Expenses
Management fee	40,533	38,859
Brokerage commissions and fees	750	868

Total expenses	41,283	39,727

Net investment income (loss)	(35,145)	(38,347)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(54,194)	2,057,094
Short-term U.S. government and agency obligations	33	—

Net realized gain (loss)	(54,161)	2,057,094

Change in net unrealized appreciation/depreciation on
Futures contracts	(708,507)	(275,562)
Short-term U.S. government and agency obligations	1,474	183

Change in net unrealized appreciation/depreciation	(707,033)	(275,379)

Net realized and unrealized gain (loss)	(761,194)	1,781,715

Net income (loss)	$(796,339)	$1,743,368

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$17,510,898
Redemption of 50,005 shares	(2,120,031)

Net addition (redemption) of (50,005) shares	(2,120,031)

Net investment income (loss)	(35,145)
Net realized gain (loss)	(54,161)
Change in net unrealized appreciation/depreciation	(707,033)

Net income (loss)	(796,339)

Shareholders’ equity, at March 31, 2016	$14,594,528

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(796,339)	$1,743,368
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	105,435	(268,620)
Purchases of short-term U.S. government and agency obligations	(17,038,538)	(11,217,039)
Proceeds from sales or maturities of short-term U.S government and agency obligations	18,206,935	5,293,000
Net amortization and accretion on short-term U.S government and agency obligations	(6,138)	(1,380)
Net realized gain (loss) on investments	(33)	—
Change in unrealized appreciation/depreciation on investments	(1,474)	(183)
Decrease (Increase) in receivable on futures contracts	84,235	(78,075)
Increase (Decrease) in management fee payable	(522)	4,123
Increase (Decrease) in payable on futures contracts	59,557	—

Net cash provided by (used in) operating activities	613,118	(4,524,806)

Cash flow from financing activities
Proceeds from addition of shares	—	4,418,831
Payment on shares redeemed	(2,120,031)	—

Net cash provided by (used in) financing activities	(2,120,031)	4,418,831

Net increase (decrease) in cash	(1,506,913)	(105,975)
Cash, beginning of period	1,783,802	1,640,225

Cash, end of period	$276,889	$1,534,250

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$2,109,733	$1,958,996
Segregated cash balances with brokers for futures contracts	281,830	57,065
Short-term U.S. government and agency obligations (Note 3) (cost $15,668,552 and $18,409,449, respectively)	15,670,829	18,408,894
Receivable on open futures contracts	—	52,491

Total assets	18,062,392	20,477,446

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	18,920	—
Management fee payable	15,273	16,767

Total liabilities	34,193	16,767

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,028,199	20,460,679

Total liabilities and shareholders’ equity	$18,062,392	$20,477,446

Shares outstanding	350,000	350,005

Net asset value per share	$51.51	$58.46

Market value per share (Note 2)	$51.65	$58.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (87% of shareholders’ equity)
U.S. Treasury Bills^^:
0.310% due 05/19/16†	$1,000,000	$999,827
0.310% due 07/21/16†	14,683,000	14,671,002

Total short-term U.S. government and agency obligations (cost $15,668,552)		$15,670,829

Futures Contracts Sold††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Australian Dollar Fx Currency Futures - CME, expires June 2016	473	$36,184,500	$(1,121,800)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $281,830 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$7,785	$1,107

Expenses
Management fee	48,844	52,824
Brokerage commissions and fees	3,970	3,997

Total expenses	52,814	56,821

Net investment income (loss)	(45,029)	(55,714)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,688,439)	2,979,670
Short-term U.S. government and agency obligations	—	219

Net realized gain (loss)	(1,688,439)	2,979,889

Change in net unrealized appreciation/depreciation on
Futures contracts	(701,530)	(323,631)
Short-term U.S. government and agency obligations	2,832	109

Change in net unrealized appreciation/depreciation	(698,698)	(323,522)

Net realized and unrealized gain (loss)	(2,387,137)	2,656,367

Net income (loss)	$(2,432,166)	$2,600,653

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$20,460,679
Redemption of 5 shares	(314)

Net addition (redemption) of (5) shares	(314)

Net investment income (loss)	(45,029)
Net realized gain (loss)	(1,688,439)
Change in net unrealized appreciation/depreciation	(698,698)

Net income (loss)	(2,432,166)

Shareholders’ equity, at March 31, 2016	$18,028,199

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(2,432,166)	$2,600,653
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(224,765)	638,092
Purchases of short-term U.S. government and agency obligations	(18,645,318)	(19,509,823)
Proceeds from sales or maturities of short-term U.S government and agency obligations	21,394,000	22,846,444
Net amortization and accretion on short-term U.S government and agency obligations	(7,785)	(1,107)
Net realized gain (loss) on investments	—	(219)
Change in unrealized appreciation/depreciation on investments	(2,832)	(109)
Decrease (Increase) in receivable on futures contracts	52,491	(119,754)
Increase (Decrease) in management fee payable	(1,494)	(2,802)
Increase (Decrease) in payable on futures contracts	18,920	—

Net cash provided by (used in) operating activities	151,051	6,451,375

Cash flow from financing activities
Proceeds from addition of shares	—	2,764,167
Payment on shares redeemed	(314)	(8,380,675)

Net cash provided by (used in) financing activities	(314)	(5,616,508)

Net increase (decrease) in cash	150,737	834,867
Cash, beginning of period	1,958,996	1,788,757

Cash, end of period	$2,109,733	$2,623,624

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$228,525	$10,372,583
Short-term U.S. government and agency obligations (Note 3) (cost $439,883,970 and $546,177,230, respectively)	439,966,790	546,166,776
Unrealized appreciation on foreign currency forward contracts	3,357,544	—

Total assets	443,552,859	556,539,359

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,108,230
Management fee payable	334,062	414,275
Unrealized depreciation on foreign currency forward contracts	44,270,278	28,710,336

Total liabilities	44,604,340	34,232,841

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	398,948,519	522,306,518

Total liabilities and shareholders’ equity	$443,552,859	$556,539,359

Shares outstanding	17,200,000	20,450,014

Net asset value per share	$23.19	$25.54

Market value per share (Note 2)	$23.19	$25.53

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (110% of shareholders’ equity)
U.S. Treasury Bills^^:
0.292% due 05/12/16	$77,264,000	$77,255,640
0.353% due 05/26/16†	88,841,000	88,824,031
0.275% due 06/02/16	8,611,000	8,608,702
0.281% due 06/09/16†	68,769,000	68,745,935
0.105% due 06/16/16	34,300,000	34,286,602
0.250% due 07/07/16	62,340,000	62,302,210
0.266% due 07/14/16†	100,000,000	99,943,670

Total short-term U.S. government and agency obligations (cost $439,883,970)		$439,966,790

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/08/16	89,144,000	$101,449,638	$2,006,374
Euro with UBS AG	04/08/16	77,106,900	87,750,910	1,351,170

				$3,357,544

Contracts to Sell
Euro with Goldman Sachs International	04/08/16	(431,465,225)	$(491,025,655)	$(21,728,963)
Euro with UBS AG	04/08/16	(435,284,100)	(495,371,696)	(22,541,315)

				$(44,270,278)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$261,439	$67,590

Expenses
Management fee	1,066,392	1,257,145

Total expenses	1,066,392	1,257,145

Net investment income (loss)	(804,953)	(1,189,555)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(28,914,132)	107,515,818
Short-term U.S. government and agency obligations	(7,912)	12,521

Net realized gain (loss)	(28,922,044)	107,528,339

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(12,202,398)	6,627,201
Short-term U.S. government and agency obligations	93,274	4,268

Change in net unrealized appreciation/depreciation	(12,109,124)	6,631,469

Net realized and unrealized gain (loss)	(41,031,168)	114,159,808

Net income (loss)	$(41,836,121)	$112,970,253

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$522,306,518
Addition of 250,000 shares	5,936,565
Redemption of 3,500,014 shares	(87,458,443)

Net addition (redemption) of (3,250,014) shares	(81,521,878)

Net investment income (loss)	(804,953)
Net realized gain (loss)	(28,922,044)
Change in net unrealized appreciation/depreciation	(12,109,124)

Net income (loss)	(41,836,121)

Shareholders’ equity, at March 31, 2016	$398,948,519

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(41,836,121)	$112,970,253
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(457,470,451)	(350,542,565)
Proceeds from sales or maturities of short-term U.S government and agency obligations	564,017,239	288,286,630
Net amortization and accretion on short-term U.S government and agency obligations	(261,440)	(67,590)
Net realized gain (loss) on investments	7,912	(12,521)
Change in unrealized appreciation/depreciation on investments	12,109,124	(6,631,469)
Increase (Decrease) in management fee payable	(80,213)	51,813

Net cash provided by (used in) operating activities	76,486,050	44,054,551

Cash flow from financing activities
Proceeds from addition of shares	5,936,565	114,034,597
Payment on shares redeemed	(92,566,673)	(158,560,439)

Net cash provided by (used in) financing activities	(86,630,108)	(44,525,842)

Net increase (decrease) in cash	(10,144,058)	(471,291)
Cash, beginning of period	10,372,583	746,454

Cash, end of period	$228,525	$275,163

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$1,670,090	$276,968
Short-term U.S. government and agency obligations (Note 3) (cost $179,366,795 and $260,014,650, respectively)	179,382,334	259,997,001
Unrealized appreciation on foreign currency forward contracts	50,445	933,727

Total assets	181,102,869	261,207,696

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	8,794,729
Management fee payable	141,485	210,888
Unrealized depreciation on foreign currency forward contracts	5,033,729	14,829,179

Total liabilities	5,175,214	23,834,796

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	175,927,655	237,372,900

Total liabilities and shareholders’ equity	$181,102,869	$261,207,696

Shares outstanding	2,299,290	2,699,294

Net asset value per share	$76.51	$87.94

Market value per share (Note 2)	$76.50	$87.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills^^:
0.235% due 04/07/16	$92,592,000	$92,590,380
0.207% due 04/21/16†	14,814,000	14,813,136
0.252% due 04/28/16	1,003,000	1,002,872
0.251% due 05/05/16†	30,025,000	30,022,448
0.292% due 05/12/16†	5,133,000	5,132,444
0.310% due 05/19/16†	1,000,000	999,827
0.366% due 05/26/16†	10,194,000	10,192,053
0.281% due 06/09/16†	5,488,000	5,486,159
0.305% due 06/16/16†	2,903,000	2,901,866
0.250% due 07/07/16†	16,251,000	16,241,149

Total short-term U.S. government and agency obligations (cost $179,366,795)		$179,382,334

Foreign Currency Forward Contracts^

				Unrealized
			Notional Amount	Appreciation
	Settlement Date	Local Currency	at Value (USD)	(Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/08/16	2,385,377,000	$21,199,635	$50,445
Yen with UBS AG	04/08/16	3,131,185,600	27,827,883	(70,338)

				$(19,893)

Contracts to Sell
Yen with Goldman Sachs International	04/08/16	(21,973,527,200)	$(195,286,011)	$(2,472,115)
Yen with UBS AG	04/08/16	(23,150,283,500)	(205,744,233)	(2,491,276)

				$(4,963,391)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$68,348	$45,048

Expenses
Management fee	469,145	1,161,592

Total expenses	469,145	1,161,592

Net investment income (loss)	(400,797)	(1,116,544)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(37,616,676)	(5,107,734)
Short-term U.S. government and agency obligations	(6,135)	2,443

Net realized gain (loss)	(37,622,811)	(5,105,291)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	8,912,168	2,246,532
Short-term U.S. government and agency obligations	33,188	(8,606)

Change in net unrealized appreciation/depreciation	8,945,356	2,237,926

Net realized and unrealized gain (loss)	(28,677,455)	(2,867,365)

Net income (loss)	$(29,078,252)	$(3,983,909)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$237,372,900
Addition of 50,000 shares	3,910,497
Redemption of 450,004 shares	(36,277,490)

Net addition (redemption) of (400,004) shares	(32,366,993)

Net investment income (loss)	(400,797)
Net realized gain (loss)	(37,622,811)
Change in net unrealized appreciation/depreciation	8,945,356

Net income (loss)	(29,078,252)

Shareholders’ equity, at March 31, 2016	$175,927,655

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(29,078,252)	$(3,983,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(182,386,068)	(418,583,374)
Proceeds from sales or maturities of short-term U.S government and agency obligations	263,096,137	507,489,222
Net amortization and accretion on short-term U.S government and agency obligations	(68,349)	(45,048)
Net realized gain (loss) on investments	6,135	(2,443)
Change in unrealized appreciation/depreciation on investments	(8,945,356)	(2,237,926)
Increase (Decrease) in management fee payable	(69,403)	(45,873)

Net cash provided by (used in) operating activities	42,554,844	82,590,649

Cash flow from financing activities
Proceeds from addition of shares	3,910,497	58,116,062
Payment on shares redeemed	(45,072,219)	(140,793,326)

Net cash provided by (used in) financing activities	(41,161,722)	(82,677,264)

Net increase (decrease) in cash	1,393,122	(86,615)
Cash, beginning of period	276,968	532,706

Cash, end of period	$1,670,090	$446,091

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$1,047,660	$211,629
Segregated cash balances with brokers for swap agreements	117,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $4,582,632 and $7,084,754, respectively)	4,583,420	7,084,065
Unrealized appreciation on swap agreements	—	32,372

Total assets	5,748,080	7,328,066

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,607	5,794
Unrealized depreciation on swap agreements	78,039	216,288

Total liabilities	82,646	222,082

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,665,434	7,105,984

Total liabilities and shareholders’ equity	$5,748,080	$7,328,066

Shares outstanding	199,961	249,965

Net asset value per share	$28.33	$28.43

Market value per share (Note 2)	$29.78	$28.07

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (81% of shareholders’ equity)
U.S. Treasury Bills^^:
0.251% due 05/05/16†	$2,559,000	$2,558,782
0.270% due 05/12/16†	1,517,000	1,516,836
0.275% due 06/16/16†	508,000	507,802

Total short-term U.S. government and agency obligations (cost $4,582,632)		$4,583,420

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg Commodity Index	0.18%	04/06/16	$2,970,943	$(24,712)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25	04/06/16	3,186,346	(19,477)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	04/06/16	3,655,071	(22,064)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	04/06/16	1,528,768	(11,786)

				$(78,039)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$1,500	$254

Expenses
Management fee	13,438	5,773

Total expenses	13,438	5,773

Net investment income (loss)	(11,938)	(5,519)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(290,068)	(520,459)
Short-term U.S. government and agency obligations	(194)	14

Net realized gain (loss)	(290,262)	(520,445)

Change in net unrealized appreciation/depreciation on
Swap agreements	105,877	201,905
Short-term U.S. government and agency obligations	1,477	47

Change in net unrealized appreciation/depreciation	107,354	201,952

Net realized and unrealized gain (loss)	(182,908)	(318,493)

Net income (loss)	$(194,846)	$(324,012)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

Shareholders’ equity, at December 31, 2015	$7,105,984
Redemption of 50,004 shares	(1,245,704)

Net addition (redemption) of (50,004) shares	(1,245,704)

Net investment income (loss)	(11,938)
Net realized gain (loss)	(290,262)
Change in net unrealized appreciation/depreciation	107,354

Net income (loss)	(194,846)

Shareholders’ equity, at March 31, 2016	$5,665,434

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$(194,846)	$(324,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(117,000)	—
Purchases of short-term U.S. government and agency obligations	(4,581,378)	(1,859,579)
Proceeds from sales or maturities of short-term U.S government and agency obligations	7,084,806	2,371,985
Net amortization and accretion on short-term U.S government and agency obligations	(1,500)	(254)
Net realized gain (loss) on investments	194	(14)
Change in unrealized appreciation/depreciation on investments	(107,354)	(201,952)
Increase (Decrease) in management fee payable	(1,187)	(415)

Net cash provided by (used in) operating activities	2,081,735	(14,241)

Cash flow from financing activities
Payment on shares redeemed	(1,245,704)	—

Net cash provided by (used in) financing activities	(1,245,704)	—

Net increase (decrease) in cash	836,031	(14,241)
Cash, beginning of period	211,629	185,684

Cash, end of period	$1,047,660	$171,443

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$4,046,533	$4,008,379
Segregated cash balances with brokers for futures contracts	41,202,700	47,571,810
Segregated cash balances with brokers for swap agreements	2,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $798,161,730 and $797,652,302, respectively)	798,292,983	797,650,543
Receivable from capital shares sold	14,373,650	4,894,509
Receivable on open futures contracts	1,573,204	5,150,763

Total assets	859,491,070	859,276,004

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,514,956
Brokerage commissions and fees payable	27,818	25,000
Management fee payable	705,935	636,984
Unrealized depreciation on swap agreements	50,822,915	72,176,589

Total liabilities	51,556,668	75,353,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	807,934,402	783,922,475

Total liabilities and shareholders’ equity	$859,491,070	$859,276,004

Shares outstanding	89,827,866	62,327,867

Net asset value per share	$8.99	$12.58

Market value per share (Note 2)	$8.91	$12.54

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (99% of shareholders’ equity)
U.S. Treasury Bills^^:
0.236% due 04/07/16	$32,418,000	$32,417,433
0.251% due 04/14/16	10,422,000	10,421,624
0.250% due 04/21/16	48,188,000	48,185,191
0.252% due 04/28/16	15,000,000	14,998,087
0.270% due 05/05/16†	180,571,000	180,555,651
0.266% due 05/12/16	113,406,000	113,393,729
0.296% due 05/19/16†	38,860,000	38,853,266
0.353% due 05/26/16†	142,209,000	142,181,838
0.257% due 06/02/16†	100,000,000	99,973,310
0.281% due 06/09/16†	3,232,000	3,230,916
0.275% due 06/16/16†	23,000,000	22,991,016
0.171% due 07/07/16	73,021,000	72,976,735
0.310% due 07/21/16†	18,129,000	18,114,187

Total short-term U.S. government and agency obligations (cost $798,161,730)		$798,292,983

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires May 2016	10,702	$410,314,680	$55,846,555

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	04/06/16	$317,395,142	$(16,292,669)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/16	262,836,687	(10,190,997)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/16	258,118,575	(10,332,313)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/16	89,071,976	(3,453,598)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/16	277,873,304	(10,553,338)

				$(50,822,915)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $41,202,700 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$451,064	$76,242

Expenses
Management fee	1,812,678	1,843,701
Brokerage commissions and fees	164,313	77,253

Total expenses	1,976,991	1,920,954

Net investment income (loss)	(1,525,927)	(1,844,712)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(106,357,669)	(60,398,614)
Swap agreements	(146,978,331)	(113,284,505)
Short-term U.S. government and agency obligations	(28,659)	44,196

Net realized gain (loss)	(253,364,659)	(173,638,923)

Change in net unrealized appreciation/depreciation on
Futures contracts	73,775,869	(17,388,654)
Swap agreements	21,353,674	(2,293,122)
Short-term U.S. government and agency obligations	133,012	1,128

Change in net unrealized appreciation/depreciation	95,262,555	(19,680,648)

Net realized and unrealized gain (loss)	(158,102,104)	(193,319,571)

Net income (loss)	$(159,628,031)	$(195,164,283)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$783,922,475
Addition of 53,400,000 shares	422,801,911
Redemption of 25,900,001 shares	(239,161,953)

Net addition (redemption) of 27,499,999 shares	183,639,958

Net investment income (loss)	(1,525,927)
Net realized gain (loss)	(253,364,659)
Change in net unrealized appreciation/depreciation	95,262,555

Net income (loss)	(159,628,031)

Shareholders’ equity, at March 31, 2016	$807,934,402

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash flow from operating activities
Net income (loss)	$(159,628,031)	$(195,164,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	6,369,110	21,184,809
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(2,000)	—
Purchases of short-term U.S. government and agency obligations	(1,045,075,237)	(1,278,618,856)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,044,988,214	679,826,989
Net amortization and accretion on short-term U.S government and agency obligations	(451,064)	(76,242)
Net realized gain (loss) on investments	28,659	(44,196)
Change in unrealized appreciation/depreciation on investments	(21,486,686)	2,291,994
Decrease (Increase) in receivable on futures contracts	3,577,559	—
Increase (Decrease) in management fee payable	68,951	469,641
Increase (Decrease) in brokerage commissions and fees payable	2,818	—
Increase (Decrease) in payable on futures contracts	—	8,223,488

Net cash provided by (used in) operating activities	(171,607,707)	(761,906,656)

Cash flow from financing activities
Proceeds from addition of shares	413,322,770	1,033,639,301
Payment on shares redeemed	(241,676,909)	(269,057,623)

Net cash provided by (used in) financing activities	171,645,861	764,581,678

Net increase (decrease) in cash	38,154	2,675,022
Cash, beginning of period	4,008,379	2,349,384

Cash, end of period	$4,046,533	$5,024,406

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,300,783	$1,411,137
Segregated cash balances with brokers for futures contracts	5,783,580	7,595,280
Short-term U.S. government and agency obligations (Note 3) (cost $24,679,418 and $26,806,648, respectively)	24,682,700	26,807,731
Receivable from capital shares sold	222	—
Receivable on open futures contracts	—	3,065,769

Total assets	31,767,285	38,879,917

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,228,193	—
Payable on open futures contracts	899,028	—
Brokerage commissions and fees payable	3,973	3,623
Management fee payable	23,575	25,110

Total liabilities	3,154,769	28,733

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	28,612,516	38,851,184

Total liabilities and shareholders’ equity	$31,767,285	$38,879,917

Shares outstanding	2,642,169	2,092,170

Net asset value per share	$10.83	$18.57

Market value per share (Note 2)	$10.88	$18.48

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.180% due 04/07/16	$2,912,000	$2,911,949
0.305% due 05/12/16	4,529,000	4,528,510
0.275% due 06/02/16	5,216,000	5,214,608
0.179% due 06/16/16	7,069,000	7,066,239
0.305% due 06/30/16	4,964,000	4,961,394

Total short-term U.S. government and agency obligations (cost $24,679,418)		$24,682,700

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, May 2016	2,921	$57,222,390	$(884,266)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $5,783,580 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Investment Income
Interest	$11,732	$5,642

Expenses
Management fee	68,744	172,808
Brokerage commissions and fees	31,749	39,718

Total expenses	100,493	212,526

Net investment income (loss)	(88,761)	(206,884)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,857,221)	(45,836,964)
Short-term U.S. government and agency obligations	(1,498)	4,455

Net realized gain (loss)	(5,858,719)	(45,832,509)

Change in net unrealized appreciation/depreciation on
Futures contracts	(7,197,145)	27,451,658
Short-term U.S. government and agency obligations	2,199	(689)

Change in net unrealized appreciation/depreciation	(7,194,946)	27,450,969

Net realized and unrealized gain (loss)	(13,053,665)	(18,381,540)

Net income (loss)	$(13,142,426)	$(18,588,424)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$38,851,184
Addition of 1,100,000 shares	10,168,033
Redemption of 550,001 shares	(7,264,275)

Net addition (redemption) of 549,999 shares	2,903,758

Net investment income (loss)	(88,761)
Net realized gain (loss)	(5,858,719)
Change in net unrealized appreciation/depreciation	(7,194,946)

Net income (loss)	(13,142,426)

Shareholders’ equity, at March 31, 2016	$28,612,516

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash flow from operating activities
Net income (loss)	$(13,142,426)	$(18,588,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,811,700	17,291,600
Purchases of short-term U.S. government and agency obligations	(29,493,479)	(102,091,788)
Proceeds from sales or maturities of short-term U.S government and agency obligations	31,630,943	98,341,582
Net amortization and accretion on short-term U.S government and agency obligations	(11,732)	(5,642)
Net realized gain (loss) on investments	1,498	(4,455)
Change in unrealized appreciation/depreciation on investments	(2,199)	689
Decrease (Increase) in receivable on futures contracts	3,065,769	—
Increase (Decrease) in management fee payable	(1,535)	(10,942)
Increase (Decrease) in brokerage commissions and fees payable	350	—
Increase (Decrease) in payable on futures contracts	899,028	(9,388,126)

Net cash provided by (used in) operating activities	(5,242,083)	(14,455,506)

Cash flow from financing activities
Proceeds from addition of shares	10,167,811	31,430,074
Payment on shares redeemed	(5,036,082)	(18,115,142)

Net cash provided by (used in) financing activities	5,131,729	13,314,932

Net increase (decrease) in cash	(110,354)	(1,140,574)
Cash, beginning of period	1,411,137	1,653,582

Cash, end of period	$1,300,783	$513,008

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$4,726,061	$251,524
Segregated cash balances with brokers for futures contracts	9,900	8,250
Short-term U.S. government and agency obligations (Note 3) (cost $92,214,957 and $71,908,280, respectively)	92,230,590	71,912,587
Receivable on open futures contracts	1,400	80

Total assets	96,967,951	72,172,441

Liabilities and shareholders’ equity
Liabilities
Management fee payable	75,749	57,031
Unrealized depreciation on forward agreements	5,167,647	2,250,595

Total liabilities	5,243,396	2,307,626

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	91,724,555	69,864,815

Total liabilities and shareholders’ equity	$96,967,951	$72,172,441

Shares outstanding	2,300,000	2,350,014

Net asset value per share	$39.88	$29.73

Market value per share (Note 2)	$39.69	$29.73

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills^^:
0.210% due 04/14/16	$11,902,000	$11,901,570
0.175% due 04/21/16†	7,963,000	7,962,536
0.251% due 05/05/16	2,737,000	2,736,767
0.270% due 05/12/16†	1,915,000	1,914,793
0.353% due 05/26/16†	7,749,000	7,747,520
0.276% due 06/02/16†	35,006,000	34,996,657
0.145% due 06/16/16	4,278,000	4,276,329
0.331% due 06/30/16	2,142,000	2,140,875
0.266% due 07/14/16	18,564,000	18,553,543

Total short-term U.S. government and agency obligations (cost $92,214,957)		$92,230,590

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires June 2016	2	$247,120	$(6,880)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce gold	0.80%	04/06/16	$28,900	$35,752,479	$(889,683)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	1.15	04/06/16	48,700	60,250,666	(1,916,754)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	1.00	04/06/16	29,820	36,890,620	(1,082,108)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	1.08	04/06/16	15,400	19,051,648	(485,602)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.91	04/06/16	25,200	31,175,172	(793,500)

					$(5,167,647)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $9,900 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Investment Income
Interest	$46,386	$12,738

Expenses
Management fee	198,822	240,465
Brokerage commissions and fees	17	16

Total expenses	198,839	240,481

Net investment income (loss)	(152,453)	(227,743)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	36,560	(2,040)
Forward agreements	25,947,056	(2,985,716)
Short-term U.S. government and agency obligations	(74)	1,908

Net realized gain (loss)	25,983,542	(2,985,848)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,680)	1,440
Forward agreements	(2,917,052)	(390,186)
Short-term U.S. government and agency obligations	11,326	373

Change in net unrealized appreciation/depreciation	(2,907,406)	(388,373)

Net realized and unrealized gain (loss)	23,076,136	(3,374,221)

Net income (loss)	$22,923,683	$(3,601,964)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$69,864,815
Addition of 100,000 shares	4,103,970
Redemption of 150,014 shares	(5,167,913)

Net addition (redemption) of (50,014) shares	(1,063,943)

Net investment income (loss)	(152,453)
Net realized gain (loss)	25,983,542
Change in net unrealized appreciation/depreciation	(2,907,406)

Net income (loss)	22,923,683

Shareholders’ equity, at March 31, 2016	$91,724,555

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash flow from operating activities
Net income (loss)	$22,923,683	$(3,601,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,650)	—
Purchases of short-term U.S. government and agency obligations	(96,073,781)	(43,016,834)
Proceeds from sales or maturities of short-term U.S government and agency obligations	75,813,416	50,725,124
Net amortization and accretion on short-term U.S government and agency obligations	(46,386)	(12,738)
Net realized gain (loss) on investments	74	(1,908)
Change in unrealized appreciation/depreciation on investments	2,905,726	389,813
Decrease (Increase) in receivable on futures contracts	(1,400)	—
Increase (Decrease) in management fee payable	18,718	(8,971)
Increase (Decrease) in payable on futures contracts	80	(2,840)

Net cash provided by (used in) operating activities	5,538,480	4,469,682

Cash flow from financing activities
Proceeds from addition of shares	4,103,970	2,093,762
Payment on shares redeemed	(5,167,913)	(6,545,401)

Net cash provided by (used in) financing activities	(1,063,943)	(4,451,639)

Net increase (decrease) in cash	4,474,537	18,043
Cash, beginning of period	251,524	104,145

Cash, end of period	$4,726,061	$122,188

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash	$2,742,218	$243,900
Segregated cash balances with brokers for futures contracts	11,440	17,160
Segregated cash balances with brokers for forward agreements	2,282,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $274,524,305 and $238,900,176, respectively)	274,576,762	238,899,626
Receivable on open futures contracts	1,920	—

Total assets	279,614,340	239,160,686

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,906,945	—
Payable on open futures contracts	—	1,875
Management fee payable	212,533	181,068
Unrealized depreciation on forward agreements	11,156,389	22,561,101

Total liabilities	16,275,867	22,744,044

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	263,338,473	216,416,642

Total liabilities and shareholders’ equity	$279,614,340	$239,160,686

Shares outstanding	8,046,526	7,996,533

Net asset value per share	$32.73	$27.06

Market value per share (Note 2)	$32.82	$27.08

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (104% of shareholders’ equity)
U.S. Treasury Bills^^:
0.210% due 04/14/16†	$31,224,000	$31,222,873
0.220% due 04/21/16	3,139,000	3,138,817
0.252% due 04/28/16	1,248,000	1,247,841
0.251% due 05/05/16†	36,537,000	36,533,894
0.292% due 05/12/16†	27,098,000	27,095,068
0.356% due 05/26/16†	20,284,000	20,280,126
0.279% due 06/02/16†	93,238,000	93,213,115
0.266% due 06/09/16†	12,653,000	12,648,756
0.266% due 07/14/16†	49,224,000	49,196,272

Total short-term U.S. government and agency obligations (cost $274,524,305)		$274,576,762

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2016	2	$154,640	$(2,611)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.999 Fine Troy Ounce Silver	1.05%	04/06/16	$8,503,000	$130,793,996	$(2,824,664)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	1.27	04/06/16	6,764,800	104,059,536	(2,376,471)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	1.15	04/06/16	8,619,800	132,588,040	(2,933,929)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.22	04/06/16	3,484,000	53,590,191	(1,018,791)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	1.18	04/06/16	6,851,000	105,381,397	(2,002,534)

					$(11,156,389)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $11,440 was pledged to cover margin requirements for open futures contracts as of March 31, 2016.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$121,610	$38,246

Expenses
Management fee	580,470	738,077
Brokerage commissions and fees	10	8

Total expenses	580,480	738,085

Net investment income (loss)	(458,870)	(699,839)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	19,200	11,150
Forward agreements	34,095,244	(17,780,243)
Short-term U.S. government and agency obligations	(580)	4,743

Net realized gain (loss)	34,113,864	(17,764,350)

Change in net unrealized appreciation/depreciation on
Futures contracts	6,419	(1,760)
Forward agreements	11,404,712	35,015,988
Short-term U.S. government and agency obligations	53,007	907

Change in net unrealized appreciation/depreciation	11,464,138	35,015,135

Net realized and unrealized gain (loss)	45,578,002	17,250,785

Net income (loss)	$45,119,132	$16,550,946

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$216,416,642
Addition of 650,000 shares	21,276,467
Redemption of 600,007 shares	(19,473,768)

Net addition (redemption) of 49,993 shares	1,802,699

Net investment income (loss)	(458,870)
Net realized gain (loss)	34,113,864
Change in net unrealized appreciation/depreciation	11,464,138

Net income (loss)	45,119,132

Shareholders’ equity, at March 31, 2016	$263,338,473

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$45,119,132	$16,550,946
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	5,720	(2,640)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(2,282,000)	—
Purchases of short-term U.S. government and agency obligations	(311,185,299)	(205,022,601)
Proceeds from sales or maturities of short-term U.S government and agency obligations	275,682,212	216,039,075
Net amortization and accretion on short-term U.S government and agency obligations	(121,622)	(38,246)
Net realized gain (loss) on investments	580	(4,743)
Change in unrealized appreciation/depreciation on investments	(11,457,719)	(35,016,895)
Decrease (Increase) in receivable on futures contracts	(1,920)	—
Increase (Decrease) in management fee payable	31,465	(8,608)
Increase (Decrease) in payable on futures contracts	(1,875)	(6,010)

Net cash provided by (used in) operating activities	(4,211,326)	(7,509,722)

Cash flow from financing activities
Proceeds from addition of shares	21,276,467	28,733,984
Payment on shares redeemed	(14,566,823)	(21,239,648)

Net cash provided by (used in) financing activities	6,709,644	7,494,336

Net increase (decrease) in cash	2,498,318	(15,386)
Cash, beginning of period	243,900	305,004

Cash, end of period	$2,742,218	$289,618

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$201,134	$227,310
Short-term U.S. government and agency obligations (Note 3) (cost $9,772,647 and $11,605,665, respectively)	9,774,752	11,605,262
Unrealized appreciation on foreign currency forward contracts	1,001,532	604,920

Total assets	10,977,418	12,437,492

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,569,718
Management fee payable	8,470	10,044
Unrealized depreciation on foreign currency forward contracts	7,170	—

Total liabilities	15,640	1,579,762

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,961,778	10,857,730

Total liabilities and shareholders’ equity	$10,977,418	$12,437,492

Shares outstanding	650,000	700,014

Net asset value per share	$16.86	$15.51

Market value per share (Note 2)	$16.87	$15.51

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (89% of shareholders’ equity)
U.S. Treasury Bills^^:
0.310% due 05/19/16	$575,000	$574,900
0.286% due 06/02/16†	7,946,000	7,943,879
0.310% due 07/21/16	1,257,000	1,255,973

Total short-term U.S. government and agency obligations (cost $9,772,647)		$9,774,752

Foreign Currency Forward Contracts^

				Unrealized
			Notional Amount	Appreciation
	Settlement Date	Local Currency	at Value (USD)	(Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/08/16	9,584,125	$10,907,140	$488,861
Euro with UBS AG	04/08/16	10,055,900	11,444,039	512,671

				$1,001,532

Contracts to Sell
Euro with Goldman Sachs International	04/08/16	(208,900)	$(237,737)	$(4,988)
Euro with UBS AG	04/08/16	(166,300)	(189,256)	(2,182)

				$(7,170)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$4,963	$534

Expenses
Management fee	25,706	16,232

Total expenses	25,706	16,232

Net investment income (loss)	(20,743)	(15,698)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	504,670	(1,065,216)
Short-term U.S. government and agency obligations	(70)	14

Net realized gain (loss)	504,600	(1,065,202)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	389,442	(675,379)
Short-term U.S. government and agency obligations	2,508	44

Change in net unrealized appreciation/depreciation	391,950	(675,335)

Net realized and unrealized gain (loss)	896,550	(1,740,537)

Net income (loss)	$875,807	$(1,756,235)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$10,857,730
Redemption of 50,014 shares	(771,759)

Net addition (redemption) of (50,014) shares	(771,759)

Net investment income (loss)	(20,743)
Net realized gain (loss)	504,600
Change in net unrealized appreciation/depreciation	391,950

Net income (loss)	875,807

Shareholders’ equity, at March 31, 2016	$10,961,778

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$875,807	$(1,756,235)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(17,943,173)	(14,072,502)
Proceeds from sales or maturities of short-term U.S government and agency obligations	19,781,084	1,245,923
Net amortization and accretion on short-term U.S government and agency obligations	(4,963)	(534)
Net realized gain (loss) on investments	70	(14)
Change in unrealized appreciation/depreciation on investments	(391,950)	675,335
Increase (Decrease) in management fee payable	(1,574)	7,761

Net cash provided by (used in) operating activities	2,315,301	(13,900,266)

Cash flow from financing activities
Proceeds from addition of shares	—	13,540,570
Payment on shares redeemed	(2,341,477)	—

Net cash provided by (used in) financing activities	(2,341,477)	13,540,570

Net increase (decrease) in cash	(26,176)	(359,696)
Cash, beginning of period	227,310	671,117

Cash, end of period	$201,134	$311,421

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$615,161	$147,371
Short-term U.S. government and agency obligations (Note 3) (cost $5,422,963 and $5,069,206, respectively)	5,423,600	5,069,491
Unrealized appreciation on foreign currency forward contracts	161,880	267,014

Total assets	6,200,641	5,483,876

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,956	4,325
Unrealized depreciation on foreign currency forward contracts	1,678	5,703

Total liabilities	6,634	10,028

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,194,007	5,473,848

Total liabilities and shareholders’ equity	$6,200,641	$5,483,876

Shares outstanding	99,970	99,974

Net asset value per share	$61.96	$54.75

Market value per share (Note 2)	$61.98	$54.70

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (88% of shareholders’ equity)
U.S. Treasury Bills^^:
0.252% due 04/28/16†	$1,500,000	$1,499,809
0.310% due 07/21/16†	3,927,000	3,923,791

Total short-term U.S. government and agency obligations (cost $5,422,963)		$5,423,600

Foreign Currency Forward Contracts^

				Unrealized
			Notional Amount	Appreciation
	Settlement Date	Local Currency	at Value (USD)	(Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/08/16	899,107,100	$7,990,662	$103,707
Yen with UBS AG	04/08/16	536,458,900	4,767,688	58,173

				$161,880

Contracts to Sell
Yen with Goldman Sachs International	04/08/16	(13,926,600)	$(123,770)	$(531)
Yen with UBS AG	04/08/16	(29,031,300)	(258,011)	(1,147)

				$(1,678)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Investment Income
Interest	$2,894	$291

Expenses
Management fee	14,000	9,381

Total expenses	14,000	9,381

Net investment income (loss)	(11,106)	(9,090)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	832,221	(80,612)
Short-term U.S. government and agency obligations	—	(14)

Net realized gain (loss)	832,221	(80,626)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(101,109)	(25,933)
Short-term U.S. government and agency obligations	352	(194)

Change in net unrealized appreciation/depreciation	(100,757)	(26,127)

Net realized and unrealized gain (loss)	731,464	(106,753)

Net income (loss)	$720,358	$(115,843)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$5,473,848
Redemption of 4 shares	(199)

Net addition (redemption) of (4) shares	(199)

Net investment income (loss)	(11,106)
Net realized gain (loss)	832,221
Change in net unrealized appreciation/depreciation	(100,757)

Net income (loss)	720,358

Shareholders’ equity, at March 31, 2016	$6,194,007

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities
Net income (loss)	$720,358	$(115,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,570,863)	(4,808,211)
Proceeds from sales or maturities of short-term U.S government and agency obligations	9,220,000	885,972
Net amortization and accretion on short-term U.S government and agency obligations	(2,894)	(291)
Net realized gain (loss) on investments	—	14
Change in unrealized appreciation/depreciation on investments	100,757	26,127
Increase (Decrease) in management fee payable	631	3,144

Net cash provided by (used in) operating activities	467,989	(4,009,088)

Cash flow from financing activities
Proceeds from addition of shares	—	4,285,016
Payment on shares redeemed	(199)	(687,120)

Net cash provided by (used in) financing activities	(199)	3,597,896

Net increase (decrease) in cash	467,790	(411,192)
Cash, beginning of period	147,371	846,919

Cash, end of period	$615,161	$435,727

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash	$35,814,038	$48,049,225
Segregated cash balances with brokers for futures contracts	273,711,270	261,083,712
Segregated cash balances with brokers for swap agreements	664,000	—
Segregated cash balances with brokers for forward agreements	2,282,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,475,425,497 and $3,313,585,456, respectively)	3,476,052,223	3,313,591,600
Unrealized appreciation on swap agreements	7,163,609	6,669,519
Unrealized appreciation on forward agreements	2,655,859	6,587,221
Unrealized appreciation on foreign currency forward contracts	4,571,401	1,805,661
Receivable from capital shares sold	144,172,198	48,046,138
Receivable on open futures contracts	3,301,931	27,655,327

Total assets	3,950,388,529	3,713,488,403

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	57,683,319	60,119,975
Payable on open futures contracts	4,449,193	3,078,269
Brokerage commissions and fees payable	42,396	39,148
Management fee payable	2,867,641	2,839,305
Unrealized depreciation on swap agreements	50,901,948	72,446,044
Unrealized depreciation on forward agreements	16,707,103	24,811,696
Unrealized depreciation on foreign currency forward contracts	49,312,855	43,545,218

Total liabilities	181,964,455	206,879,655

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,768,424,074	3,506,608,748
Total liabilities and shareholders’ equity	$3,950,388,529	$3,713,488,403

Shares outstanding	198,274,279	143,049,418

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016*	March 31, 2015**
Investment Income
Interest	$1,810,237	$360,671

Expenses
Management fee	7,893,721	9,026,117
Brokerage commissions and fees	1,564,121	1,617,240
Offering costs	—	16,221
Limitation by Sponsor	—	(1,534)

Total expenses	9,457,842	10,658,044

Net investment income (loss)	(7,647,605)	(10,297,373)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(156,804,469)	(198,303,422)
Swap agreements	(148,832,027)	(86,405,263)
Forward agreements	35,331,079	(20,199,934)
Foreign currency forward contracts	(65,193,917)	101,262,256
Short-term U.S. government and agency obligations	(119,774)	108,816

Net realized gain (loss)	(335,619,108)	(203,537,547)

Change in net unrealized appreciation/depreciation on
Futures contracts	(138,735,060)	(69,298,843)
Swap agreements	22,038,186	(2,542,455)
Forward agreements	4,173,231	30,995,363
Foreign currency forward contracts	(3,001,897)	8,172,421
Short-term U.S. government and agency obligations	620,582	(10,974)

Change in net unrealized appreciation/depreciation	(114,904,958)	(32,684,488)

Net realized and unrealized gain (loss)	(450,524,066)	(236,222,035)

Net income (loss)	$(458,171,671)	$(246,519,408)

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, the date of liquidation. See Note 1.
**	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016*

(unaudited)

Shareholders’ equity, at December 31, 2015	$3,506,608,748
Addition of 130,975,000 shares	3,141,938,788
Redemption of 75,750,139 shares	(2,421,951,791)

Net addition (redemption) of 55,224,861 shares	719,986,997

Net investment income (loss)	(7,647,605)
Net realized gain (loss)	(335,619,108)
Change in net unrealized appreciation/depreciation	(114,904,958)

Net income (loss)	(458,171,671)

Shareholders’ equity, at March 31, 2016	$3,768,424,074

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three months ended	Three months ended
	March 31, 2016*	March 31, 2015**
Cash flow from operating activities
Net income (loss)	$(458,171,671)	$(246,519,408)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(12,627,558)	113,321,830
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(664,000)	—
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(2,282,000)	—
Purchases of short-term U.S. government and agency obligations	(4,733,869,345)	(5,057,019,394)
Proceeds from sales or maturities of short-term U.S government and agency obligations	4,573,717,680	4,083,125,326
Net amortization and accretion on short-term U.S government and agency obligations	(1,808,150)	(360,074)
Net realized gain (loss) on investments	119,774	(108,806)
Change in unrealized appreciation/depreciation on investments	(23,830,102)	(36,614,355)
Decrease (Increase) in receivable on futures contracts	24,353,316	7,927,230
Decrease (Increase) in Limitation by Sponsor	—	(1,534)
Change in offering cost	—	16,220
Increase (Decrease) in management fee payable	28,256	725,494
Increase (Decrease) in brokerage commissions and fees payable	3,248	—
Increase (Decrease) in payable on futures contracts	1,371,084	(30,746,878)

Net cash provided by (used in) operating activities	(633,659,468)	(1,166,254,349)

Cash flow from financing activities
Proceeds from addition of shares	3,045,812,728	2,890,975,532
Payment on shares redeemed	(2,424,388,447)	(1,719,419,849)

Net cash provided by (used in) financing activities	621,424,281	1,171,555,683

Net increase (decrease) in cash	(12,235,187)	5,301,334
Cash, beginning of period	48,049,225	35,899,231

Cash, end of period	$35,814,038	$41,200,565

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, the date of liquidation. See Note 1.
**	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2016, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

On February 18, 2016, the Trust announced plans to liquidate ProShares Managed Futures Strategy (ticker symbol: FUTS). ProShares Managed Futures Strategy was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on March 18, 2016. Beginning March 21, 2016, no secondary market for ProShares Managed Futures Strategy’s Shares remained. Proceeds of the liquidation were distributed to shareholders on March 30, 2016. Any shareholders remaining in the fund on March 30, 2016 automatically had their shares redeemed for cash at ProShares Managed Futures Strategy’s net asset value per Share as of March 21, 2016. On March 31, 2016, the NYSE Arca filed a Form 25 removing the listing of ProShares Managed Futures Strategy on the NYSE Arca. On April 11, 2016 a Form 15 was filed with the SEC terminating the registration of ProShares Managed Futures Strategy.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2015. There were no Share splits or reverse Share splits during the three months ended March 31, 2016. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

	Execution Date		Date Trading
	(Prior to Opening		Resumed at Post-
Fund	of Trading)	Type of Split	Split Price
ProShares Ultra VIX Short-Term Futures ETF	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares UltraShort Silver	November 13, 2015	2-for-1 Share split	November 13, 2015
ProShares Ultra Bloomberg Commodity	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Crude Oil	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Natural Gas	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Yen	May 20, 2015	1-for-4 reverse Share split	May 20, 2015

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2016, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2016 were as follows. All times are Eastern Standard Time:

	Create/ Redeem	NAV Calculation	NAV
	Cut-off*	Time	Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	March 31
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	March 31
UltraShort Bloomberg Crude Oil,
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	March 31
UltraShort Bloomberg Natural Gas,
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31
UltraShort Bloomberg Commodity,	10:45 a.m.	2:30 p.m.	March 31

Ultra Bloomberg Commodity
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	March 31
Short Euro,
UltraShort Euro,
Ultra Euro	3:00 p.m.	4:00 p.m.	March 31
UltraShort Yen,
Ultra Yen	3:00 p.m.	4:00 p.m.	March 31
VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 31
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 31

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2016.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2016.

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

The following table summarizes the valuation of investments at March 31, 2016 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$122,329,689	$(17,389,000)	$—	$—	$—	$104,940,689
VIX Mid-Term Futures ETF	28,114,658	(3,160,060)	—	—	—	24,954,598
Short VIX Short-Term Futures ETF	414,415,794	64,723,894	—	—	—	479,139,688
Ultra VIX Short-Term Futures ETF	740,769,431	(211,447,772)	—	—	—	529,321,659
UltraShort Bloomberg Commodity	6,619,348	—	—	—	57,781	6,677,129
UltraShort Bloomberg Crude Oil	187,777,500	(14,997,628)	—	—	7,104,834	179,884,706
UltraShort Bloomberg Natural Gas	3,810,409	(367,096)	—	—	—	3,443,313
UltraShort Gold	67,384,423	6,880	1,724,551	—	—	69,115,854
UltraShort Silver	46,253,752	1,910	548,241	—	—	46,803,903
Short Euro	13,992,459	(465,069)	—	—	—	13,527,390

UltraShort Australian Dollar	15,670,829	(1,121,800)	—	—	—	14,549,029
UltraShort Euro	439,966,790	—	—	(40,912,734)	—	399,054,056
UltraShort Yen	179,382,334	—	—	(4,983,284)	—	174,399,050
Ultra Bloomberg Commodity	4,583,420	—	—	—	(78,039)	4,505,381
Ultra Bloomberg Crude Oil	798,292,983	55,846,555	—	—	(50,822,915)	803,316,623
Ultra Bloomberg Natural Gas	24,682,700	(884,266)	—	—	—	23,798,434
Ultra Gold	92,230,590	(6,880)	(5,167,647)	—	—	87,056,063
Ultra Silver	274,576,762	(2,611)	(11,156,389)	—	—	263,417,762
Ultra Euro	9,774,752	—	—	994,362	—	10,769,114
Ultra Yen	5,423,600	—	—	160,202	—	5,583,802

Total Trust	$3,476,052,223	$(129,262,943)	$(14,051,244)	$(44,741,454)	$(43,738,339)	$3,244,258,243

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At March 31, 2016, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At March 31, 2016, there were no significant transfers in or out of Level I and Level II fair value measurements. The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2015 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$96,073,659	$(1,078,625)	$—	$—	$—	$94,995,034
VIX Mid-Term Futures ETF	25,976,287	(344,360)	—	—	—	25,631,927
Short VIX Short-Term Futures ETF	535,392,718	10,746,415	—	—	—	546,139,133
Ultra VIX Short-Term Futures ETF	438,357,849	11,894,466	—	—	—	450,252,315
UltraShort Bloomberg Commodity	7,518,119	—	—	—	171,324	7,689,443
UltraShort Bloomberg Crude Oil	79,692,642	2,464,513	—	—	6,412,656	88,569,811
UltraShort Bloomberg Natural Gas	8,115,004	(2,471,164)	—	—	—	5,643,840
UltraShort Gold	72,979,905	5,220	1,808,942	—	—	74,794,067

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort Silver	50,730,230	5,970	4,778,279	—	—	55,514,479
Short Euro	15,153,211	243,438	—	—	—	15,396,649
UltraShort Australian Dollar	18,408,894	(420,270)	—	—	—	17,988,624
UltraShort Euro	546,166,776	—	—	(28,710,336)	—	517,456,440
UltraShort Yen	259,997,001	—	—	(13,895,452)	—	246,101,549
Ultra Bloomberg Commodity	7,084,065	—	—	—	(183,916)	6,900,149
Ultra Bloomberg Crude Oil	797,650,543	(17,929,314)	—	—	(72,176,589)	707,544,640
Ultra Bloomberg Natural Gas	26,807,731	6,312,879	—	—	—	33,120,610
Ultra Gold	71,912,587	(5,200)	(2,250,595)	—	—	69,656,792
Ultra Silver	238,899,626	(9,030)	(22,561,101)	—	—	216,329,495
Ultra Euro	11,605,262	—	—	604,920	—	12,210,182
Ultra Yen	5,069,491	—	—	261,311	—	5,330,802

Total Trust	$3,313,591,600	$9,414,938	$(18,224,475)	$(41,739,557)	$(65,776,525)	$3,197,265,981

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At December 31, 2015, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At December 31, 2015, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities

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

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of cash and/or securities. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2016 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2016, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2016, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of March 31, 2016

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$64,723,894	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$17,389,000	*
						ProShares VIX Mid-Term Futures ETF	3,160,060	*
						ProShares Ultra VIX Short-Term Futures ETF	211,447,772	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	58,775		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	994
		ProShares UltraShort Bloomberg Crude Oil	7,104,834			ProShares UltraShort Bloomberg Crude Oil	14,997,628	*
		ProShares Ultra Bloomberg Crude Oil	55,846,555	*		ProShares UltraShort Bloomberg Natural Gas	367,096	*
		ProShares UltraShort Gold	1,731,431	*		ProShares Ultra Bloomberg Commodity	78,039
		ProShares UltraShort Silver	933,218	*		ProShares Ultra Bloomberg Crude Oil	50,822,915
						ProShares Ultra Bloomberg Natural Gas	884,266	*
						ProShares Ultra Gold	5,174,527	*
						ProShares UltraShort Silver	383,067
						ProShares Ultra Silver	11,159,000	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Euro	3,357,544		Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	1,121,800	*
		ProShares UltraShort Yen	50,445			ProShares UltraShort Euro	44,270,278
		ProShares Ultra Euro	1,001,532			ProShares UltraShort Yen	5,033,729
		ProShares Ultra Yen	161,880			ProShares Ultra Euro	7,170
						ProShares Ultra Yen	1,678
						ProShares Short Euro	465,069	*

		Total Trust	$134,970,108	*		Total Trust	$366,764,088	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2015

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Mid-Term Futures ETF	$10,005	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$1,078,625	*
		ProShares Short VIX Short-Term ETF	10,805,245	*		ProShares VIX Mid-Term Futures ETF	354,365	*
		ProShares Ultra VIX Short-Term Futures ETF	11,894,466	*		ProShares Short VIX Short-Term ETF	58,830	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	224,491		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	53,167
		ProShares UltraShort Bloomberg Crude Oil	8,877,169	*		ProShares UltraShort Bloomberg Natural Gas	2,471,164	*
		ProShares Ultra Bloomberg Commodity	32,372			ProShares Ultra Bloomberg Commodity	216,288
		ProShares Ultra Bloomberg Natural Gas	6,312,879	*		ProShares Ultra Bloomberg Crude Oil	90,105,903	*
		ProShares UltraShort Gold	1,814,162	*		ProShares Ultra Gold	2,255,795	*
		ProShares UltraShort Silver	4,784,249	*		ProShares Ultra Silver	22,570,131	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	243,438	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	420,270	*
		ProShares UltraShort Yen	933,727			ProShares UltraShort Euro	28,710,336
		ProShares Ultra Euro	604,920			ProShares UltraShort Yen	14,829,179
		ProShares Ultra Yen	267,014			ProShares Ultra Yen	5,703

		Total Trust	$46,804,137	*		Total Trust	$163,129,756	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2016

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$7,706,149	$(16,310,375)
		ProShares VIX Mid-Term Futures ETF	2,594,460	(2,815,700)
		ProShares Short VIX Short-Term Futures ETF	(92,182,809)	53,977,479
		ProShares Ultra VIX Short-Term Futures ETF	11,205,618	(223,342,238)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	(127,591)	(113,543)
		ProShares UltraShort Bloomberg Crude Oil	22,321,598	(16,769,963)
		ProShares UltraShort Bloomberg Natural Gas	4,114,349	2,104,068
		ProShares UltraShort Gold	(19,412,007)	(82,731)
		ProShares UltraShort Silver	(5,348,504)	(4,234,098)
		ProShares Ultra Bloomberg Commodity	(290,068)	105,877
		ProShares Ultra Bloomberg Crude Oil	(253,336,000)	95,129,543
		ProShares Ultra Bloomberg Natural Gas	(5,857,221)	(7,197,145)
		ProShares Ultra Gold	25,983,616	(2,918,732)
		ProShares Ultra Silver	34,114,444	11,411,131

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(54,194)	(708,507)
		ProShares UltraShort Australian Dollar	(1,688,439)	(701,530)
		ProShares UltraShort Euro	(28,914,132)	(12,202,398)
		ProShares UltraShort Yen	(37,616,676)	8,912,168
		ProShares Ultra Euro	504,670	389,442
		ProShares Ultra Yen	832,221	(101,109)

		Total Trust*	$(335,450,516)	$(115,468,361)

*Amount excludes the activity of ProShares Managed Futures Strategy which liquidated in March 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2015

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(8,978,330)	$(11,370,731)
		ProShares VIX Mid-Term Futures ETF	126,671	(761,055)
		ProShares Short VIX Short-Term Futures ETF	23,811,285	23,344,133
		ProShares Ultra VIX Short-Term Futures ETF	(135,093,226)	(88,510,946)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	856,549	(290,634)
		ProShares UltraShort Bloomberg Crude Oil	44,649,872	1,439,054
		ProShares UltraShort Bloomberg Natural Gas	5,179,268	(3,081,725)
		ProShares UltraShort Gold	1,918,530	699,177
		ProShares UltraShort Silver	(1,361,705)	(4,329,601)
		ProShares Ultra Bloomberg Commodity	(520,459)	201,905
		ProShares Ultra Bloomberg Crude Oil	(173,683,119)	(19,681,776)
		ProShares Ultra Bloomberg Natural Gas	(45,836,964)	27,451,658
		ProShares Ultra Gold	(2,987,756)	(388,746)
		ProShares Ultra Silver	(17,769,093)	35,014,228

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	2,057,094	(275,562)
		ProShares UltraShort Australian Dollar	2,979,670	(323,631)
		ProShares UltraShort Euro	107,515,818	6,627,201
		ProShares UltraShort Yen	(5,107,734)	2,246,532
		ProShares Ultra Euro	(1,065,216)	(675,379)
		ProShares Ultra Yen	(80,612)	(25,933)

		Total Trust*	$(203,389,457)	$(32,691,831)

*Amount excludes the activity of ProShares Managed Futures Strategy and ProShares Ultra Australian Dollar which liquidated in March 2016 and June 2015, respectively.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2016:

Fair Values of Derivative Instruments as of March 31, 2016

	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
	Condition	Condition	Condition	Condition	Condition	Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	$58,775	$—	$58,775	$(994)	$—	$(994)
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	7,104,834	—	7,104,834	—	—	—
ProShares UltraShort Gold
Forward agreements	1,724,551	—	1,724,551	—	—	—
ProShares UltraShort Silver
Forward agreements	931,308	—	931,308	(383,067)	—	(383,067)
ProShares UltraShort Euro
Foreign currency forward contracts	3,357,544	—	3,357,544	(44,270,278)	—	(44,270,278)
ProShares UltraShort Yen
Foreign currency forward contracts	50,445	—	50,445	(5,033,729)	—	(5,033,729)
ProShares Ultra Bloomberg Commodity
Swap agreements	—	—	—	(78,039)	—	(78,039)
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	(50,822,915)	—	(50,822,915)
ProShares Ultra Gold
Forward agreements	—	—	—	(5,167,647)	—	(5,167,647)
ProShares Ultra Silver
Forward agreements	—	—	—	(11,156,389)	—	(11,156,389)
ProShares Ultra Euro
Foreign currency forward contracts	1,001,532	—	1,001,532	(7,170)	—	(7,170)
ProShares Ultra Yen
Foreign currency forward contracts	161,880	—	161,880	(1,678)	—	(1,678)

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2016. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition as of March 31, 2016

	Amounts of
	Recognized
	Assets /
	(Liabilities)	Financial
	presented in the	Instruments for	Cash Collateral
	Statements of	the Benefit of	for the Benefit of
	Financial	(the Funds) /the	(the Funds) / the
	Condition	Counterparties	Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Citibank N.A.	$(994)	$—	$994	$—
Deutsche Bank AG	24,172	—	—	24,172
Goldman Sachs International	30,339	—	—	30,339
UBS AG	4,264	—	—	4,264
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	2,056,877	—	—	2,056,877
Deutsche Bank AG	679,190	—	(679,190)	—
Goldman Sachs International	2,394,738	—	—	2,394,738
Societe Generale S.A.	282,172	(282,172)	—	—
UBS AG	1,691,857	(1,672,413)	(19,444)	—
ProShares UltraShort Gold
Citibank N.A.	156,095	—	—	156,095
Deutsche Bank AG	838,378	—	(838,378)	—
Goldman Sachs International	106,635	(91,009)	—	15,626
Societe Generale S.A.	122,750	(122,750)	—	—
UBS AG	500,693	(496,209)	(4,484)	—
ProShares UltraShort Silver
Citibank N.A.	147,959	—	—	147,959
Deutsche Bank AG	626,482	—	(600,000)	26,482
Goldman Sachs International	(383,067)	383,067	—	—
Societe Generale S.A.	43,989	(43,989)	—	—
UBS AG	112,878	—	—	112,878
ProShares UltraShort Euro
Goldman Sachs International	(19,722,589)	19,722,589	—	—
UBS AG	(21,190,145)	21,190,145	—	—
ProShares UltraShort Yen
Goldman Sachs International	(2,421,670)	2,421,670	—	—
UBS AG	(2,561,614)	2,561,614	—	—
ProShares Ultra Bloomberg Commodity
Citibank N.A.	(24,712)	—	24,712	—
Deutsche Bank AG	(19,477)	19,477	—	—
Goldman Sachs International	(22,064)	22,064	—	—
UBS AG	(11,786)	11,786	—	—
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	(16,292,669)	16,292,669	—	—
Deutsche Bank AG	(10,190,997)	10,190,997	—	—
Goldman Sachs International	(10,332,313)	10,332,313	—	—
Societe Generale S.A.	(3,453,598)	3,451,598	2,000	—
UBS AG	(10,553,338)	10,553,338	—	—
ProShares Ultra Gold
Citibank N.A.	(889,683)	889,683	—	—
Deutsche Bank AG	(1,916,754)	1,916,754	—	—
Goldman Sachs International	(1,082,108)	1,082,108	—	—
Societe Generale S.A.	(485,602)	485,602	—	—
UBS AG	(793,500)	793,500	—	—
ProShares Ultra Silver
Citibank N.A.	(2,824,664)	2,575,664	249,000	—
Deutsche Bank AG	(2,376,471)	463,471	1,913,000	—
Goldman Sachs International	(2,933,929)	2,933,929	—	—
Societe Generale S.A.	(1,018,791)	1,018,791	—	—
UBS AG	(2,002,534)	2,002,534	—	—
ProShares Ultra Euro
Goldman Sachs International	483,373	(289,276)	—	194,097
UBS AG	510,489	(352,951)	(3,602)	153,936
ProShares Ultra Yen
Goldman Sachs International	103,176	(103,176)	—	—
UBS AG	57,026	(7,289)	(74)	49,663

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2015:

Fair Values of Derivative Instruments as of December 31, 2015

	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
	Condition	Condition	Condition	Condition	Condition	Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	$224,491	$—	$224,491	$53,167	$—	$53,167
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	6,412,656	—	6,412,656	—	—	—
ProShares UltraShort Gold
Forward agreements	1,808,942	—	1,808,942	—	—	—
ProShares UltraShort Silver
Forward agreements	4,778,279	—	4,778,279	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	—	—	—	28,710,336	—	28,710,336
ProShares UltraShort Yen
Foreign currency forward contracts	933,727	—	933,727	14,829,179	—	14,829,179
ProShares Ultra Bloomberg Commodity
Swap agreements	32,372	—	32,372	216,288	—	216,288
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	72,176,589	—	72,176,589
ProShares Ultra Gold
Forward agreements	—	—	—	2,250,595	—	2,250,595
ProShares Ultra Silver
Forward agreements	—	—	—	22,561,101	—	22,561,101
ProShares Ultra Euro
Foreign currency forward contracts	604,920	—	604,920	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	267,014	—	267,014	5,703	—	5,703

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

Gross Amounts Not Offset in the Statement of Financial Condition as of December 31, 2015

	Amounts of
	Recognized
	Assets /
	(Liabilities)	Financial
	presented in the	Instruments for	Cash Collateral
	Statements of	the Benefit of	for the Benefit of
	Financial	(the Funds) /the	(the Funds) / the
	Condition	Counterparties	Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Citibank N.A.	$(53,167)	$53,167	$—	$—
Deutsche Bank AG	84,161	—	(50,000)	34,161
Goldman Sachs International	36,878	(28,466)	—	8,412
UBS AG	103,452	(103,452)	—	—
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	1,098,278	—	—	1,098,278
Deutsche Bank AG	1,722,894	—	(1,722,894)	—
Goldman Sachs International	1,595,552	(1,595,552)	—	—
Societe Generale S.A.	521,142	(521,142)	—	—
UBS AG	1,474,790	(1,474,790)	—	—
ProShares UltraShort Gold
Citibank N.A.	3,915	—	—	3,915
Deutsche Bank AG	1,046,664	—	(1,046,664)	—
Goldman Sachs International	158,827	—	—	158,827
Societe Generale S.A.	212,680	(212,680)	—	—
UBS AG	386,856	(386,856)	—	—
ProShares UltraShort Silver
Deutsche Bank AG	2,500,263	—	(2,500,000)	263
Goldman Sachs International	1,044,986	(858,460)	—	186,526
Societe Generale S.A.	438,975	(438,975)	—	—
UBS AG	794,055	(582,692)	—	211,363
ProShares UltraShort Euro
Goldman Sachs International	(14,992,024)	14,992,024	—	—
UBS AG	(13,718,312)	13,718,312	—	—
ProShares UltraShort Yen
Goldman Sachs International	(6,470,405)	6,470,405	—	—
UBS AG	(7,425,047)	7,425,047	—	—
ProShares Ultra Bloomberg Commodity
Citibank N.A.	32,372	—	—	32,372
Deutsche Bank AG	(82,976)	82,976	—	—

	Amounts of
	Recognized
	Assets /
	(Liabilities)	Financial
	presented in the	Instruments for	Cash Collateral
	Statements of	the Benefit of	for the Benefit of
	Financial	(the Funds) / the	(the Funds) / the
	Condition	Counterparties	Counterparties	Net Amount
Goldman Sachs International	(60,830)	60,830	—	—
UBS AG	(72,482)	72,482	—	—
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	(2,509,989)	2,509,989	—	—
Deutsche Bank AG	(20,221,872)	20,221,872	—	—
Goldman Sachs International	(20,806,119)	20,806,119	—	—
Societe Generale S.A.	(6,357,459)	6,357,459	—	—
UBS AG	(22,281,150)	22,281,150	—	—
ProShares Ultra Gold
Citibank N.A.	(4,614)	—	—	(4,614)
Deutsche Bank AG	(1,049,383)	1,049,383	—	—
Goldman Sachs International	(520,730)	520,730	—	—
Societe Generale S.A.	(244,992)	244,992	—	—
UBS AG	(430,876)	430,876	—	—
ProShares Ultra Silver
Deutsche Bank AG	(9,355,945)	9,355,945	—	—
Goldman Sachs International	(5,106,853)	5,106,853	—	—
Societe Generale S.A.	(2,704,459)	2,704,459	—	—
UBS AG	(5,393,844)	5,393,844	—	—
ProShares Ultra Euro
Goldman Sachs International	315,354	(315,354)	—	—
UBS AG	289,566	(289,566)	—	—
ProShares Ultra Yen
Goldman Sachs International	169,787	—	—	169,787
UBS AG	91,524	—	—	91,524

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

The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to the Administrator, Custodian, Distributor and ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent, accounting and auditing fees and expenses, any index licensors for the Funds, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor will not charge its Management Fee in the first year of operations of a Fund in an amount equal to the offering costs. Normal and expected expenses incurred in connection with the continuous offering of Shares of a Fund after the commencement of its trading operations will be paid by the Sponsor.

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

Transaction fees for the three months ended March 31, 2016, which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Three Months Ended
Fund	March 31, 2016
VIX Short-Term Futures ETF	$47,405
VIX Mid-Term Futures ETF	4,317
Short VIX Short-Term Futures ETF	156,233
Ultra VIX Short-Term Futures ETF	543,008
UltraShort Bloomberg Commodity	—
UltraShort Bloomberg Crude Oil	174,892
UltraShort Bloomberg Natural Gas	2,655
UltraShort Gold	12,054
UltraShort Silver	16,729
Short Euro	—
UltraShort Australian Dollar	—
UltraShort Euro	—
UltraShort Yen	—
Ultra Bloomberg Commodity	273
Ultra Bloomberg Crude Oil	152,394
Ultra Bloomberg Natural Gas	1,756
Ultra Gold	2,032
Ultra Silver	8,914
Ultra Euro	—
Ultra Yen	—

Total Trust	$1,122,662

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2016:

For the Three Months Ended March 31, 2016 (unaudited)

			Short VIX	Ultra VIX	UltraShort	UltraShort
Per Share Operating	VIX Short-Term	VIX Mid-Term	Short-Term	Short-Term	Bloomberg	Bloomberg
Performance	Futures ETF	Futures ETF	Futures ETF	Futures ETF	Commodity	Crude Oil
Net asset value, at December 31, 2015	$13.2422	$53.9626	$50.8150	$28.0841	$141.9077	$133.2019
Net investment income (loss)	(0.0332)	(0.1114)	(0.1045)	(0.1007)	(0.2821)	(0.3317)
Net realized and unrealized gain (loss)#	(1.5762)	(1.1293)	(0.0774)	(8.7302)	(4.0228)	(3.0821)
Change in net asset value from operations	(1.6094)	(1.2407)	(0.1819)	(8.8309)	(4.3049)	(3.4138)
Net asset value, at March 31, 2016	$11.6328	$52.7219	$50.6331	$19.2532	$137.6028	$129.7881
Market value per share, at December 31, 2015†	$13.33	$53.99	$50.45	$28.35	$140.41	$133.64
Market value per share, at March 31, 2016†	$11.68	$52.87	$50.53	$19.33	$134.26	$130.94
Total Return, at net asset value	(12.2)%	(2.3)%	(0.4)%	(31.4)%	(3.0)%	(2.6)%
Total Return, at market value	(12.4)%	(2.1)%	0.2%	(31.8)%	(4.4)%	(2.0)%
Ratios to Average Net Assets
Expense ratio	(1.06)%	(0.93)%	(1.28)%	(1.53)%	(0.95)%	(1.10)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.87)%	(0.75)%	(1.06)%	(1.29)%	(0.77)%	(0.87)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the three months Ended March 31, 2016 (unaudited)

	UltraShort				UltraShort
Per Share Operating	Bloomberg	UltraShort	UltraShort		Australian	UltraShort	UltraShort
Performance	Natural Gas	Gold	Silver	Short Euro	Dollar	Euro	Yen
Net asset value, at December 31, 2015	$139.5941	$115.8799	$64.5783	$43.7767	$58.4582	$25.5406	$87.9389
Net investment income (loss)	(0.6593)	(0.1751)	(0.1034)	(0.0882)	(0.1287)	(0.0442)	(0.1633)
Net realized and unrealized gain (loss)#	61.2549	(33.6297)	(14.8384)	(1.9898)	(6.8204)	(2.3017)	(11.2617)
Change in net asset value from operations	60.5956	(33.8048)	(14.9418)	(2.0780)	(6.9491)	(2.3459)	(11.4250)
Net asset value, at March 31, 2016	$200.1897	$82.0751	$49.6365	$41.6987	$51.5091	$23.1947	$76.5139
Market value per share, at December 31, 2015†	$139.66	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89
Market value per share, at March 31, 2016†	$197.78	$83.03	$49.42	$41.66	$51.65	$23.19	$76.50
Total Return, at net asset value	43.4%	(29.2)%	(23.1)%	(4.7)%	(11.9)%	(9.2)%	(13.0)%
Total Return, at market value	41.6%	(28.3)%	(23.4)%	(4.8)%	(11.2)%	(9.2)%	(13.0)%
Ratios to Average Net Assets
Expense ratio	(1.69)%	(0.95)%	(0.95)%	(0.97)%	(1.03)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.45)%	(0.76)%	(0.75)%	(0.82)%	(0.88)%	(0.72)%	(0.81)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Three Months Ended March 31, 2016 (unaudited)

	Ultra	Ultra	Ultra
Per Share Operating	Bloomberg	Bloomberg	Bloomberg
Performance	Commodity	Crude Oil	Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2015	$28.4279	$12.5774	$18.5698	$29.7295	$27.0638	$15.5107	$54.7527
Net investment income (loss)	(0.0567)	(0.0173)	(0.0389)	(0.0664)	(0.0577)	(0.0303)	(0.1111)
Net realized and unrealized gain (loss)#	(0.0385)	(3.5658)	(7.7017)	10.2171	5.7209	1.3839	7.3171
Change in net asset value from operations	(0.0952)	(3.5831)	(7.7406)	10.1507	5.6632	1.3536	7.2060
Net asset value, at March 31, 2016	$28.3327	$8.9943	$10.8292	$39.8802	$32.7270	$16.8643	$61.9587
Market value per share, at December 31, 2015†	$28.07	$12.54	$18.48	$29.73	$27.08	$15.51	$54.70
Market value per share, at March 31, 2016†	$29.78	$8.91	$10.88	$39.69	$32.82	$16.87	$61.98
Total Return, at net asset value	(0.3)%	(28.5)%	(41.7)%	34.1%	20.9%	8.7%	13.2%
Total Return, at market value	6.1%	(28.9)%	(41.1)%	33.5%	21.2%	8.8%	13.3%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(1.04)%	(1.39)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.84)%	(0.80)%	(1.23)%	(0.73)%	(0.75)%	(0.77)%	(0.75)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the three months ended March 31, 2015:

For the Three Months Ended March 31, 2015 (unaudited)

			Short VIX	Ultra VIX Short-	UltraShort	UltraShort
Per Share Operating	VIX Short-Term	VIX Mid-Term	Short-Term	Term Futures	Bloomberg	Bloomberg
Performance	Futures ETF	Futures ETF	Futures ETF	ETF*	Commodity	Crude Oil
Net asset value, at December 31, 2014	$20.9321	$63.6020	$61.4004	$125.4591	$87.7495	$77.9790
Net investment income (loss)	(0.0467)	(0.1452)	(0.1987)	(0.4056)	(0.2053)	(0.2022)
Net realized and unrealized gain (loss)#	(3.8007)	(2.0840)	6.4726	(49.1045)	9.4334	8.9543
Change in net asset value from operations	(3.8474)	(2.2292)	6.2739	(49.5101)	9.2281	8.7521
Net asset value, at March 31, 2015	$17.0847	$61.3728	$67.6743	$75.9490	$96.9776	$86.7311
Market value per share, at December 31, 2014†	$20.99	$63.89	$61.16	$125.75	$87.44	$76.52
Market value per share, at March 31, 2015†	$17.01	$61.09	$68.04	$75.25	$98.25	$87.14
Total Return, at net asset value	(18.4)%	(3.5)%	10.2%	(39.5)%	10.5%	11.2%
Total Return, at market value	(19.0)%	(4.4)%	11.2%	(40.2)%	12.4%	13.9%
Ratios to Average Net Assets
Expense ratio	(0.99)%	(0.97)%	(1.39)%	(1.68)%	(0.95)%	(1.02)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.96)%	(0.93)%	(1.36)%	(1.65)%	(0.91)%	(0.99)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the three months Ended March 31, 2015 (unaudited)

	UltraShort				UltraShort
Per Share Operating	Bloomberg	UltraShort	UltraShort		Australian	UltraShort	UltraShort
Performance	Natural Gas	Gold	Silver*	Short Euro	Dollar	Euro	Yen
Net asset value, at December 31, 2014	$83.9577	$96.6516	$57.8071	$40.0617	$51.3790	$21.5946	$89.3336
Net investment income (loss)	(0.2743)	(0.2107)	(0.1152)	(0.0995)	(0.1346)	(0.0548)	(0.1983)
Net realized and unrealized gain (loss)#	3.8028	1.3794	(7.1050)	4.8906	6.1975	5.4097	(0.1606)
Change in net asset value from operations	3.5285	1.1687	(7.2202)	4.7911	6.0629	5.3549	(0.3589)
Net asset value, at March 31, 2015	$87.4862	$97.8203	$50.5869	$44.8528	$57.4419	$26.9495	$88.9747
Market value per share, at December 31, 2014†	$82.03	$100.22	$59.70	$40.03	$51.37	$21.61	$89.30
Market value per share, at March 31, 2015†	$87.54	$98.18	$50.43	$44.87	$57.34	$26.95	$88.91
Total Return, at net asset value	4.2%	1.2%	(12.5)%	12.0%	11.8%	24.8%	(0.4)%
Total Return, at market value	6.7%	(2.0)%	(15.5)%	12.1%	11.6%	24.7%	(0.4)%
Ratios to Average Net Assets
Expense ratio	(1.43)%	(0.95)%	(0.95)%	(0.97)%	(1.02)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.39)%	(0.91)%	(0.90)%	(0.94)%	(1.00)%	(0.90)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the three months Ended March 31, 2015 (unaudited)

	Ultra	Ultra	Ultra
Per Share Operating	Bloomberg	Bloomberg	Bloomberg
Performance	Commodity*	Crude Oil*	Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2014	$52.1342	$50.7400	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747
Net investment income (loss)	(0.1104)	(0.0920)	(0.1548)	(0.0903)	(0.0938)	(0.0375)	(0.1283)
Net realized and unrealized gain (loss)#	(6.3693)	(16.5231)	(15.8280)	(1.5312)	2.2087	(4.2942)	(0.3478)
Change in net asset value from operations	(6.4797)	(16.6151)	(15.9828)	(1.6215)	2.1149	(4.3317)	(0.4761)
Net asset value, at March 31, 2015	$45.6545	$34.1249	$45.6663	$38.3796	$41.4806	$15.5427	$55.9986
Market value per share, at December 31, 2014†	$51.44	$51.85	$63.12	$38.41	$38.05	$19.80	$56.48
Market value per share, at March 31, 2015†	$46.80	$33.95	$45.56	$38.14	$41.69	$15.54	$55.96
Total Return, at net asset value	(12.4)%	(32.7)%	(25.9)%	(4.1)%	5.4%	(21.8)%	(0.8)%
Total Return, at market value	(9.0)%	(34.5)%	(27.8)%	(0.7)%	9.6%	(21.5)%	(0.9)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.99)%	(1.17)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.95)%	(1.14)%	(0.90)%	(0.90)%	(0.92)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2015 may specify a January 2016 expiration. As that contract nears expiration, it may be replaced by selling the January 2016 contract and purchasing the contract expiring in March 2016. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2016 contract would take place at a price that is higher than the price at which the March 2016 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2016, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

On February 18, 2016, the Trust announced plans to liquidate ProShares Managed Futures Strategy (ticker symbol: FUTS). ProShares Managed Futures Strategy was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on March 18, 2016. Beginning March 21, 2016, no secondary market for ProShares Managed Futures Strategy’s Shares remained. Proceeds of the liquidation were distributed to shareholders on March 30, 2016. Any shareholders remaining in the fund on March 30, 2016 automatically had their shares redeemed for cash at ProShares Managed Futures Strategy’s net asset value per Share as of March 21, 2016. On March 31, 2016, the NYSE Arca filed a Form 25 removing the listing of ProShares Managed Futures Strategy on the NYSE Arca. On April 11, 2016, a Form 15 was filed with the U.S. Securities and Exchange Commission (“SEC”) terminating the registration of ProShares Managed Futures Strategy.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2016 and 2015 each of the Funds earned interest income as follows:

	Interest Income	Interest Income
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
ProShares VIX Short-Term Futures ETF	$46,149	$9,907
ProShares VIX Mid-Term Futures ETF	12,259	2,714
ProShares Short VIX Short-Term Futures ETF	317,712	29,929
ProShares Ultra VIX Short-Term Futures ETF	298,805	32,459
ProShares UltraShort Bloomberg Commodity	3,900	528
ProShares UltraShort Bloomberg Crude Oil	89,112	20,512
ProShares UltraShort Bloomberg Natural Gas	9,568	985
ProShares UltraShort Gold	29,189	8,196
ProShares UltraShort Silver	19,684	6,143
ProShares Short Euro	6,138	1,380
ProShares UltraShort Australian Dollar	7,785	1,107
ProShares UltraShort Euro	261,439	67,590
ProShares UltraShort Yen	68,348	45,048
ProShares Ultra Bloomberg Commodity	1,500	254
ProShares Ultra Bloomberg Crude Oil	451,064	76,242
ProShares Ultra Bloomberg Natural Gas	11,732	5,642
ProShares Ultra Gold	46,386	12,738
ProShares Ultra Silver	121,610	38,246
ProShares Ultra Euro	4,963	534
ProShares Ultra Yen	2,894	291

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 2, 2016, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the three months ended March 31, 2016.

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

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$105,272,823	$111,459,325
NAV end of period	$159,076,994	$149,487,509
Percentage change in NAV	51.1%	34.1%
Shares outstanding beginning of period	7,949,812	5,324,812
Shares outstanding end of period	13,674,811	8,749,812
Percentage change in shares outstanding	72.0%	64.3%
Shares created	8,575,000	4,575,000
Shares redeemed	2,850,001	1,150,000

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Per share NAV beginning of period	$13.24	$20.93
Per share NAV end of period	$11.63	$17.08
Percentage change in per share NAV	(12.2)%	(18.4)%
Percentage change in benchmark	(11.7)%	(18.2)%
Benchmark annualized volatility	72.0%	64.4%

During the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from an increase from 7,949,812 outstanding Shares at December 31, 2015 to 13,674,811 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 5,324,812 outstanding Shares at December 31, 2014 to 8,749,812 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.2% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 18.4% for the three months ended March 31, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $19.59 per Share and reached its low for the period on March 30, 2016 at $11.56 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $24.15 per Share and reached its low for the period on March 30, 2015 at $16.61 per Share.

The benchmark’s decline of 11.7% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 18.2% for the three months ended March 31, 2015, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(221,289)	$(274,472)
Management fee	215,103	243,400
Brokerage commission	52,335	40,979
Net realized gain (loss)	7,703,607	(8,976,176)
Change in net unrealized appreciation/depreciation	(16,289,777)	(11,371,875)
Net income (loss)	$(8,807,459)	$(20,622,523)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2016.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$27,650,638	$21,459,575
NAV end of period	$29,650,967	$28,379,030
Percentage change in NAV	7.2%	32.2%
Shares outstanding beginning of period	512,404	337,404
Shares outstanding end of period	562,403	462,404
Percentage change in shares outstanding	9.8%	37.0%
Shares created	150,000	200,000
Shares redeemed	100,001	75,000
Per share NAV beginning of period	$53.96	$63.60
Per share NAV end of period	$52.72	$61.37
Percentage change in per share NAV	(2.3)%	(3.5)%
Percentage change in benchmark	(2.0)%	(3.3)%
Benchmark annualized volatility	39.7%	34.5%

During the three months ended March 31, 2016 and 2015, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 562,403 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 337,404 outstanding Shares at December 31, 2014 to 462,404 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.3% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 3.5% for the three months ended March 31, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $66.85 per Share and reached its low for the period on March 30, 2016 at $52.65 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 28, 2015 at $68.56 per Share and reached its low for the period on March 5, 2015 at $59.47 per Share.

The benchmark’s decline of 2.0% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 3.3% for the three months ended March 31, 2015, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(51,495)	$(63,559)
Management fee	57,998	58,236
Brokerage commission	5,756	8,037
Net realized gain (loss)	2,594,509	127,909
Change in net unrealized appreciation/depreciation	(2,811,348)	(761,622)
Net income (loss)	$(268,334)	$(697,272)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2016.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$642,811,361	$506,556,124
NAV end of period	$508,862,366	$280,850,972
Percentage change in NAV	(20.8)%	(44.6)%
Shares outstanding beginning of period	12,650,040	8,250,040
Shares outstanding end of period	10,050,000	4,150,040
Percentage change in shares outstanding	(20.6)%	(49.7)%
Shares created	14,900,000	2,150,000
Shares redeemed	17,500,040	6,250,000
Per share NAV beginning of period	$50.81	$61.40
Per share NAV end of period	$50.63	$67.67
Percentage change in per share NAV	(0.4)%	10.2%
Percentage change in benchmark	(11.7)%	(18.2)%
Benchmark annualized volatility	72.0%	64.4%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,650,040 outstanding Shares at December 31, 2015 to 10,050,000 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 8,250,040 outstanding Shares at December 31, 2014 to 4,150,040 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.4% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 10.2% for the three months ended March 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on March 30, 2016 at $50.96 per Share and reached its low for the period on February 11, 2016 at $31.50 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 30, 2015 at $69.69 per Share and reached its low for the period on January 30, 2015 at $50.15 per Share.

The benchmark’s decline of 11.7% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 18.2% for the three months ended March 31, 2015, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(1,554,854)	$(1,492,492)
Management fee	1,391,819	1,039,580
Brokerage commission	480,747	482,841
Net realized gain (loss)	(92,210,387)	23,834,554
Change in net unrealized appreciation/depreciation	54,047,449	23,344,651
Net income (loss)	$(39,717,792)	$45,686,713

The Fund’s net income decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2016.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$547,708,740	$351,789,953
NAV end of period	$892,431,755	$693,720,084
Percentage change in NAV	62.9%	97.2%
Shares outstanding beginning of period	19,502,448	2,804,020
Shares outstanding end of period	46,352,448	9,134,020
Percentage change in shares outstanding	137.7%	225.7%
Shares created	47,700,000	9,630,000
Shares redeemed	20,850,000	3,300,000
Per share NAV beginning of period	$28.08	$125.46
Per share NAV end of period	$19.25	$75.95
Percentage change in per share NAV	(31.4)%	(39.5)%
Percentage change in benchmark	(11.7)%	(18.2)%
Benchmark annualized volatility	72.0%	64.4%

During the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from an increase from 19,502,448 outstanding Shares at December 31, 2015 to 46,352,448 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 2,804,020 outstanding Shares at December 31, 2014 to 9,134,020 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.4% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 39.5% for the three months ended March 31, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $57.15 per Share and reached its low for the period on March 30, 2016 at $19.01 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $164.30 per Share and reached its low for the period on March 30, 2015 at $71.80 per Share.

The benchmark’s decline of 11.7% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 18.2% for the three months ended March 31, 2015, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(1,649,007)	$(2,049,613)
Management fee	1,211,901	1,178,762
Brokerage commission	735,911	903,310
Net realized gain (loss)	11,178,650	(135,089,154)
Change in net unrealized appreciation/depreciation	(223,205,102)	(88,510,934)
Net income (loss)	$(213,675,459)	$(225,649,701)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$8,514,039	$5,264,706
NAV end of period	$8,255,478	$5,818,363
Percentage change in NAV	(3.0)%	10.5%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,995	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	2	—
Per share NAV beginning of period	$141.91	$87.75
Per share NAV end of period	$137.60	$96.98
Percentage change in per share NAV	(3.0)%	10.5%
Percentage change in benchmark	0.3%	(5.9)%
Benchmark annualized volatility	16.9%	16.2%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 59,997 outstanding Shares at December 31, 2015 to 59,995 outstanding Shares at March 31, 2016. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to March 31, 2015.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 10.5% for the three months ended March 31, 2015, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 20, 2016 at $164.22 per Share and reached its low for the period on March 17, 2016 at $129.64 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 17, 2015 at $99.65 per Share and reached its low for the period on February 13, 2015 at $86.25 per Share.

The benchmark’s rise of 0.3% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 5.9% for the three months ended March 31, 2015, can be attributed to appreciation of the underlying components of the index during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(16,925)	$(12,318)
Management fee	20,825	12,846
Net realized gain (loss)	(127,591)	856,549
Change in net unrealized appreciation/depreciation	(113,724)	(290,574)
Net income (loss)	$(258,240)	$553,657

The Fund’s net income decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a rise in the Fund’s benchmark index during the three months ended March 31, 2016.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$95,897,894	$169,210,110
NAV end of period	$223,228,004	$370,337,005
Percentage change in NAV	132.8%	118.9%
Shares outstanding beginning of period	719,944	2,169,944
Shares outstanding end of period	1,719,942	4,269,944
Percentage change in shares outstanding	138.9%	96.8%
Shares created	2,700,000	4,600,000
Shares redeemed	1,700,002	2,500,000
Per share NAV beginning of period	$133.20	$77.98
Per share NAV end of period	$129.79	$86.73
Percentage change in per share NAV	(2.6)%	11.2%
Percentage change in benchmark	(11.6)%	(14.9)%
Benchmark annualized volatility	60.8%	54.4%

During the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from an increase from 719,944 outstanding Shares at December 31, 2015 to 1,719,942 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 2,169,944 outstanding Shares at December 31, 2014 to 4,269,944 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.6% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 11.2% for the three months ended March 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 20, 2016 at $232.22 per Share and reached its low for the period on March 17, 2016 at $110.84 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 28, 2015 at $106.79 per Share and reached its low for the period on February 17, 2015 at $67.86 per Share.

The benchmark’s decline of 11.6% for the three months ended March 31, 2016, as compared to the decline of 14.9% for the three months ended March 31, 2015, can be attributed to a lesser decrease in the price of WTI Crude Oil during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(337,002)	$(627,608)
Management fee	368,250	603,835
Brokerage commission	57,864	44,285
Net realized gain (loss)	22,306,952	44,657,756
Change in net unrealized appreciation/depreciation	(16,737,146)	1,432,787
Net income (loss)	$5,232,804	$45,462,935

The Fund’s net income decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a lesser decrease in the price of WTI Crude Oil during the three months ended March 31, 2016.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$10,462,856	$14,688,564
NAV end of period	$4,993,531	$10,931,570
Percentage change in NAV	(52.3)%	(25.6)%
Shares outstanding beginning of period	74,952	174,952
Shares outstanding end of period	24,944	124,952
Percentage change in shares outstanding	(66.7)%	(28.6)%
Shares created	50,000	150,000
Shares redeemed	100,008	200,000
Per share NAV beginning of period	$139.59	$83.96
Per share NAV end of period	$200.19	$87.49
Percentage change in per share NAV	43.4%	4.2%
Percentage change in benchmark	(21.8)%	(11.0)%
Benchmark annualized volatility	41.6%	51.0%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted from a decrease from 74,952 outstanding Shares at December 31, 2015 to 24,944 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 174,952 outstanding Shares at December 31, 2014 to 124,952 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 43.4% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 4.2% for the three months ended March 31, 2015, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 3, 2016 at $252.60 per Share and reached its low for the period on January 8, 2016 at $126.15 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on February 6, 2015 at $93.69 per Share and reached its low for the period on January 14, 2015 at $64.60 per Share.

The benchmark’s decline of 21.8% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 11.0% for the three months ended March 31, 2015, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(56,298)	$(41,587)
Management fee	36,919	28,373
Brokerage commission	28,947	14,199
Net realized gain (loss)	4,115,459	5,179,716
Change in net unrealized appreciation/depreciation	2,104,875	(3,081,900)
Net income (loss)	$6,164,036	$2,056,229

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2016.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$74,971,764	$81,861,762
NAV end of period	$69,515,807	$77,960,614
Percentage change in NAV	(7.3)%	(4.8)%
Shares outstanding beginning of period	646,978	846,978
Shares outstanding end of period	846,978	796,978

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Percentage change in shares outstanding	30.9%	(5.9)%
Shares created	600,000	100,000
Shares redeemed	400,000	150,000
Per share NAV beginning of period	$115.88	$96.65
Per share NAV end of period	$82.08	$97.82
Percentage change in per share NAV	(29.2)%	1.2%
Percentage change in benchmark	16.7%	(1.6)%
Benchmark annualized volatility	21.1%	14.9%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV was offset by an increase from 646,978 outstanding Shares at December 31, 2015 to 846,978 outstanding Shares at March 31, 2016. By comparison, during the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 796,978 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 29.2% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 1.2% for the three months ended March 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $112.07 per Share and reached its low for the period on March 4, 2016 at $77.66 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 18, 2015 at $104.99 per Share and reached its low for the period on January 22, 2015 at $83.07 per Share.

The benchmark’s rise of 16.7% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 1.6% for the three months ended March 31, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(116,940)	$(185,696)
Management fee	146,112	193,876
Brokerage commission	17	16
Net realized gain (loss)	(19,413,156)	1,917,930
Change in net unrealized appreciation/depreciation	(68,067)	697,941
Net income (loss)	$(19,598,163)	$2,430,175

The Fund’s net income decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2016.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$55,987,938	$53,007,867
NAV end of period	$50,479,106	$56,504,499
Percentage change in NAV	(9.8)%	6.6%
Shares outstanding beginning of period	866,976	916,978
Shares outstanding end of period	1,016,976	1,116,978
Percentage change in shares outstanding	17.3%	21.8%
Shares created	750,000	500,000
Shares redeemed	600,002	300,000
Per share NAV beginning of period	$64.58	$57.81
Per share NAV end of period	$49.64	$50.59
Percentage change in per share NAV	(23.1)%	(12.5)%
Percentage change in benchmark	11.3%	3.9%
Benchmark annualized volatility	26.1%	27.5%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 866,976 outstanding Shares at December 31, 2015 to 1,016,976 outstanding Shares at March 31, 2016. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 916,978 outstanding Shares at December 31, 2014 to 1,116,978 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.1% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 12.5% for the three months ended March 31, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 28, 2016 at $66.01 per Share and reached its low for the period on March 18, 2016 at $46.41 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $59.69 per Share and reached its low for the period on January 23, 2015 at $43.40 per Share.

The benchmark’s rise of 11.3% for the three months ended March 31, 2016, as compared to the benchmark’s rise of 3.9% for the three months ended March 31, 2015, can be attributed to a greater increase in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(75,735)	$(118,220)
Management fee	95,411	124,355
Brokerage commission	8	8
Net realized gain (loss)	(5,351,465)	(1,361,863)
Change in net unrealized appreciation/depreciation	(4,228,328)	(4,329,334)
Net income (loss)	$(9,655,528)	$(5,809,417)

The Fund’s net income decrease for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a greater increase in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for ProShares UltraShort Silver.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$17,510,898	$14,021,804
NAV end of period	$14,594,528	$20,184,003
Percentage change in NAV	(16.7)%	43.9%
Shares outstanding beginning of period	400,005	350,005
Shares outstanding end of period	350,000	450,005
Percentage change in shares outstanding	(12.5)%	28.6%
Shares created	—	100,000
Shares redeemed	50,005	—
Per share NAV beginning of period	$43.78	$40.06
Per share NAV end of period	$41.70	$44.85
Percentage change in per share NAV	(4.8)%	12.0%
Percentage change in benchmark	4.7%	(11.2)%
Benchmark annualized volatility	9.5%	13.6%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding Shares at December 31, 2014 to 450,005 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.8% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 12.0% for the three months ended March 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $44.25 per Share and reached its low for the period on March 31, 2016 at $41.70 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $46.07 per Share and reached its low for the period on January 2, 2015 at $40.37 per Share.

The benchmark’s rise of 4.7% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 11.2% for the three months ended March 31, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(35,145)	$(38,347)
Management fee	40,533	38,859
Brokerage commission	750	868
Net realized gain (loss)	(54,161)	2,057,094
Change in net unrealized appreciation/depreciation	(707,033)	(275,379)
Net income (loss)	$(796,339)	$1,743,368

The Fund’s net income decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2016.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$20,460,679	$23,120,790
NAV end of period	$18,028,199	$20,104,935
Percentage change in NAV	(11.9)%	(13.0)%
Shares outstanding beginning of period	350,005	450,005
Shares outstanding end of period	350,000	350,005
Percentage change in shares outstanding	0.0%	(22.2)%
Shares created	—	50,000
Shares redeemed	5	150,000
Per share NAV beginning of period	$58.46	$51.38
Per share NAV end of period	$51.51	$57.44
Percentage change in per share NAV	(11.9)%	11.8%
Percentage change in benchmark	5.2%	(6.7)%
Benchmark annualized volatility	13.2%	13.0%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 350,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at March 31, 2016. By comparison, during the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.9% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 11.8% for the three months ended March 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 15, 2016 at $65.74 per Share and reached its low for the period on March 31, 2016 at $51.51 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 11, 2015 at $58.71 per Share and reached its low for the period on January 16, 2015 at $50.32 per Share.

The benchmark’s rise of 5.2% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 6.7% for the three months ended March 31, 2015, can be attributed to a rise in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(45,029)	$(55,714)
Management fee	48,844	52,824
Brokerage commission	3,970	3,997
Net realized gain (loss)	(1,688,439)	2,979,889
Change in net unrealized appreciation/depreciation	(698,698)	(323,522)
Net income (loss)	$(2,432,166)	$2,600,653

The Fund’s net income decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2016.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$522,306,518	$517,191,349
NAV end of period	$398,948,519	$619,839,556
Percentage change in NAV	(23.6)%	19.8%
Shares outstanding beginning of period	20,450,014	23,950,014
Shares outstanding end of period	17,200,000	23,000,014
Percentage change in shares outstanding	(15.9)%	(4.0)%
Shares created	250,000	5,500,000
Shares redeemed	3,500,014	6,450,000
Per share NAV beginning of period	$25.54	$21.59
Per share NAV end of period	$23.19	$26.95
Percentage change in per share NAV	(9.2)%	24.8%
Percentage change in benchmark	4.7%	(11.2)%
Benchmark annualized volatility	9.5%	13.6%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 17,200,000 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 23,950,014 outstanding Shares at December 31, 2014 to 23,000,014 outstanding Shares at March 31, 2015.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.2% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 24.8% for the three months ended March 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $26.09 per Share and reached its low for the period on March 31, 2016 at $23.19 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $28.50 per Share and reached its low for the period on January 2, 2015 at $21.94 per Share.

The benchmark’s rise of 4.7% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 11.2% for the three months ended March 31, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(804,953)	$(1,189,555)
Management fee	1,066,392	1,257,145
Net realized gain (loss)	(28,922,044)	107,528,339
Change in net unrealized appreciation/depreciation	(12,109,124)	6,631,469
Net income (loss)	$(41,836,121)	$112,970,253

The Fund’s net income decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2016.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$237,372,900	$531,471,873
NAV end of period	$175,927,655	$440,362,007
Percentage change in NAV	(25.9)%	(17.1)%
Shares outstanding beginning of period	2,699,294	5,949,294
Shares outstanding end of period	2,299,290	4,949,294
Percentage change in shares outstanding	(14.8)%	(16.8)%
Shares created	50,000	650,000
Shares redeemed	450,004	1,650,000
Per share NAV beginning of period	$87.94	$89.33
Per share NAV end of period	$76.51	$88.97
Percentage change in per share NAV	(13.0)%	(0.4)%
Percentage change in benchmark	6.8%	(0.1)%
Benchmark annualized volatility	10.7%	8.6%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from decrease from 2,699,294 outstanding Shares at December 31, 2015 to 2,299,290 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 4,949,294 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.0% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 0.4% for the three months ended March 31, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 29, 2016 at $88.99 per Share and reached its low for the period on March 17, 2016 at $74.93 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $91.29 per Share and reached its low for the period on January 15, 2015 at $84.11 per Share.

The benchmark’s rise of 6.8% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 0.1% for the three months ended March 31, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(400,797)	$(1,116,544)
Management fee	469,145	1,161,592
Net realized gain (loss)	(37,622,811)	(5,105,291)
Change in net unrealized appreciation/depreciation	8,945,356	2,237,926
Net income (loss)	$(29,078,252)	$(3,983,909)

The Fund’s net income decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2016.

ProShares Ultra Bloomberg Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$7,105,984	$2,606,920
NAV end of period	$5,665,434	$2,282,908
Percentage change in NAV	(20.3)%	(12.4)%
Shares outstanding beginning of period	249,965	50,004
Shares outstanding end of period	199,961	50,004
Percentage change in shares outstanding	(20.0)%	0.0%
Shares created	—	—
Shares redeemed	50,004	—
Per share NAV beginning of period	$28.43	$52.13
Per share NAV end of period	$28.33	$45.65
Percentage change in per share NAV	(0.4)%	(12.4)%
Percentage change in benchmark	0.3%	(5.9)%
Benchmark annualized volatility	16.9%	16.2%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 249,965 outstanding Shares at December 31, 2015 to 199,961 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results

(before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to March 31, 2015.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.4% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 12.4% for the three months ended March 31, 2015, was due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 17, 2016 at $30.15 per Share and reached its low for the period on January 20, 2016 at $24.42 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on February 13, 2015 at $51.96 per Share and reached its low for the period on March 17, 2015 at $44.64 per Share.

The benchmark’s rise of 0.3% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 5.9% for the three months ended March 31, 2015, can be attributed to appreciation of the underlying components of the index during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(11,938)	$(5,519)
Management fee	13,438	5,773
Net realized gain (loss)	(290,262)	(520,445)
Change in net unrealized appreciation/depreciation	107,354	201,952
Net income (loss)	$(194,846)	$(324,012)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a rise in the Fund’s benchmark index during the three months ended March 31, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Commodity.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$783,922,475	$450,562,988
NAV end of period	$807,934,402	$1,004,631,028
Percentage change in NAV	3.1%	123.0%
Shares outstanding beginning of period	62,327,867	8,879,834
Shares outstanding end of period	89,827,866	29,439,834
Percentage change in shares outstanding	44.1%	231.5%
Shares created	53,400,000	27,250,000
Shares redeemed	25,900,001	6,690,000
Per share NAV beginning of period	$12.58	$50.74
Per share NAV end of period	$8.99	$34.12
Percentage change in per share NAV	(28.5)%	(32.8)%

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Percentage change in benchmark	(11.6)%	(14.9)%
Benchmark annualized volatility	60.8%	54.4%

During the three months ended March 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 62,327,867 outstanding Shares at December 31, 2015 to 89,827,866 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 8,879,834 outstanding Shares at December 31, 2014 to 29,439,834 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.5% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 32.8% for the three months ended March 31, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 4, 2016 at $12.43 per Share and reached its low for the period on February 11, 2016 at $6.01 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $49.60 per Share and reached its low for the period on March 17, 2015 at $31.05 per Share.

The benchmark’s decline of 11.6% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 14.9% for the three months ended March 31, 2015, can be attributed to a lesser decrease in the price of WTI Crude Oil during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(1,525,927)	$(1,844,712)
Management fee	1,812,678	1,843,701
Brokerage commission	164,313	77,253
Net realized gain (loss)	(253,364,659)	(173,638,923)
Change in net unrealized appreciation/depreciation	95,262,555	(19,680,648)
Net income (loss)	$(159,628,031)	$(195,164,283)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a lesser decrease in the price of WTI Crude Oil during the three months ended March 31, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$38,851,184	$70,433,207
NAV end of period	$28,612,516	$61,306,293
Percentage change in NAV	(26.4)%	(13.0)%
Shares outstanding beginning of period	2,092,170	1,142,485
Shares outstanding end of period	2,642,169	1,342,485
Percentage change in shares outstanding	26.3%	17.5%
Shares created	1,100,000	512,500
Shares redeemed	550,001	312,500
Per share NAV beginning of period	$18.57	$61.65
Per share NAV end of period	$10.83	$45.67
Percentage change in per share NAV	(41.7)%	(25.9)%
Percentage change in benchmark	(21.8)%	(11.0)%
Benchmark annualized volatility	41.6%	51.0%

During the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 2,092,170 outstanding Shares at December 31, 2015 to 2,642,169 outstanding Shares at March 31, 2016. By comparison, during the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,142,485 outstanding Shares at December 31, 2014 to 1,342,485 outstanding Shares at March 31, 2015.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 41.7% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 25.9% for the three months ended March 31, 2015, was due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 8, 2016 at $20.23 per Share and reached its low for the period on March 3, 2016 at $8.89 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 14, 2015 at $74.32 per Share and reached its low for the period on March 27, 2015 at $45.64 per Share.

The benchmark’s decline of 21.8% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 11.0% for the three months ended March 31, 2015, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(88,761)	$(206,884)
Management fee	68,744	172,808
Brokerage commission	31,749	39,718
Net realized gain (loss)	(5,858,719)	(45,832,509)
Change in net unrealized appreciation/depreciation	(7,194,946)	27,450,969
Net income (loss)	$(13,142,426)	$(18,588,424)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a decrease in the price of Henry Hub Natural Gas and significantly lower Net Asset Value during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$69,864,815	$102,003,345
NAV end of period	$91,724,555	$95,949,460
Percentage change in NAV	31.3%	(5.9)%
Shares outstanding beginning of period	2,350,014	2,550,014
Shares outstanding end of period	2,300,000	2,500,014
Percentage change in shares outstanding	(2.1)%	(2.0)%
Shares created	100,000	50,000
Shares redeemed	150,014	100,000
Per share NAV beginning of period	$29.73	$40.00
Per share NAV end of period	$39.88	$38.38
Percentage change in per share NAV	34.1%	(4.1)%
Percentage change in benchmark	16.7%	(1.6)%
Benchmark annualized volatility	21.1%	14.9%

During the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,014 outstanding Shares at December 31, 2015 to 2,300,000 outstanding Shares at March 31, 2016. By comparison, during the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,500,014 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 34.1% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 4.1% for the three months ended March 31, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 4, 2016 at $42.73 per Share and reached its low for the period on January 5, 2016 at $30.67 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 22, 2015 at $46.03 per Share and reached its low for the period on March 18, 2015 at $35.90 per Share.

The benchmark’s rise of 16.7% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 1.6% for the three months ended March 31, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(152,453)	$(227,743)
Management fee	198,822	240,465

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Brokerage commission	17	16
Net realized gain (loss)	25,983,542	(2,985,848)
Change in net unrealized appreciation/depreciation	(2,907,406)	(388,373)
Net income (loss)	$22,923,683	$(3,601,964)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2016.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$216,416,642	$291,169,743
NAV end of period	$263,338,473	$317,182,857
Percentage change in NAV	21.7%	8.9%
Shares outstanding beginning of period	7,996,533	7,396,533
Shares outstanding end of period	8,046,526	7,646,533
Percentage change in shares outstanding	0.6%	3.4%
Shares created	650,000	700,000
Shares redeemed	600,007	450,000
Per share NAV beginning of period	$27.06	$39.37
Per share NAV end of period	$32.73	$41.48
Percentage change in per share NAV	20.9%	5.4%
Percentage change in benchmark	11.3%	3.9%
Benchmark annualized volatility	26.1%	27.5%

During the three months ended March 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase 7,996,533 outstanding Shares at December 31, 2015 to 8,046,526 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,646,533 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 20.9% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV increase of 5.4% for the three months ended March 31, 2015, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 18, 2016 at $35.24 per Share and reached its low for the period on January 28, 2016 at $25.96 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 23, 2015 at $50.86 per Share and reached its low for the period on March 18, 2015 at $36.18 per Share.

The benchmark’s rise of 11.3% for the three months ended March 31, 2016, as compared to the benchmark’s rise of 3.9% for the three months ended March 31, 2015, can be attributed to a greater increase in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(458,870)	$(699,839)
Management fee	580,470	738,077
Brokerage commission	10	8
Net realized gain (loss)	34,113,864	(17,764,350)
Change in net unrealized appreciation/depreciation	11,464,138	35,015,135
Net income (loss)	$45,119,132	$16,550,946

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a greater increase in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2016.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$10,857,730	$2,981,441
NAV end of period	$10,961,778	$14,765,776
Percentage change in NAV	1.0%	395.3%
Shares outstanding beginning of period	700,014	150,014
Shares outstanding end of period	650,000	950,014
Percentage change in shares outstanding	(7.1)%	533.3%
Shares created	—	800,000
Shares redeemed	50,014	—
Per share NAV beginning of period	$15.51	$19.87
Per share NAV end of period	$16.86	$15.54
Percentage change in per share NAV	8.7%	(21.8)%
Percentage change in benchmark	4.7%	(11.2)%
Benchmark annualized volatility	9.5%	13.6%

During the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 700,014 outstanding Shares at December 31, 2015 to 650,000 outstanding Shares at March 31, 2016. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 950,014 outstanding Shares at March 31, 2015. The increase of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.7% for the three months ended March 31, 2016, as compared to Fund’s per Share NAV decrease of 21.8% for the three months ended March 31, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 31, 2016 at $16.86 per Share and reached its low for the period on January 5, 2016 at $15.17 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $19.55 per Share and reached its low for the period on March 13, 2015 at $14.80 per Share.

The benchmark’s rise of 4.7% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 11.2% for the three months ended March 31, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(20,743)	$(15,698)
Management fee	25,706	16,232
Net realized gain (loss)	504,600	(1,065,202)
Change in net unrealized appreciation/depreciation	391,950	(675,335)
Net income (loss)	$875,807	$(1,756,235)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2016.

ProShares Ultra Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
NAV beginning of period	$5,473,848	$2,118,028
NAV end of period	$6,194,007	$5,600,081
Percentage change in NAV	13.2%	164.4%
Shares outstanding beginning of period	99,974	37,504
Shares outstanding end of period	99,970	100,004
Percentage change in shares outstanding	0.0%	166.6%
Shares created	—	75,000
Shares redeemed	4	12,500
Per share NAV beginning of period	$54.75	$56.47
Per share NAV end of period	$61.96	$56.00
Percentage change in per share NAV	13.2%	(0.8)%
Percentage change in benchmark	6.8%	(0.1)%
Benchmark annualized volatility	10.7%	8.6%

During the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase of the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares at December 31, 2015 to 99,970 outstanding Shares at March 31, 2016. By comparison, during the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2014 to 100,004 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.2% for the three months ended March 31, 2016, as compared to the Fund’s per Share NAV decrease of 0.8% for the three months ended March 31, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 17, 2016 at $63.32 per Share and reached its low for the period on January 29, 2016 at $53.85 per Share. By comparison, during the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $59.84 per Share and reached its low for the period on March 13, 2015 at $54.72 per Share.

The benchmark’s rise of 6.8% for the three months ended March 31, 2016, as compared to the benchmark’s decline of 0.1% for the three months ended March 31, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net investment income (loss)	$(11,106)	$(9,090)
Management fee	14,000	9,381
Net realized gain (loss)	832,221	(80,626)
Change in net unrealized appreciation/depreciation	(100,757)	(26,127)
Net income (loss)	$720,358	$(115,843)

The Fund’s net income increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Yen.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2016 and 2015, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of March 31, 2016 and 2015, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	April 2016	5,157	$15.93	1,000	$82,125,225
VIX Futures (CBOE)	Long	May 2016	4,373	17.63	1,000	77,074,125

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	April 2015	4,166	$16.28	1,000	$67,801,650
VIX Futures (CBOE)	Long	May 2015	4,594	17.83	1,000	81,888,050

The March 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of March 31, 2016 and 2015, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	July 2016	274	$19.08	1,000	$5,226,550
VIX Futures (CBOE)	Long	August 2016	506	19.28	1,000	9,753,150
VIX Futures (CBOE)	Long	September 2016	506	19.83	1,000	10,031,450
VIX Futures (CBOE)	Long	October 2016	231	20.08	1,000	4,637,325

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	July 2015	235	$18.68	1,000	$4,388,625
VIX Futures (CBOE)	Long	August 2015	497	18.88	1,000	9,380,875
VIX Futures (CBOE)	Long	September 2015	497	19.18	1,000	9,529,975
VIX Futures (CBOE)	Long	October 2015	261	19.48	1,000	5,082,975

The March 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2016 and 2015, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Short	April 2016	16,500	$15.93	1,000	$(262,762,500)
VIX Futures (CBOE)	Short	May 2016	13,930	17.63	1,000	(245,516,250)

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Short	April 2015	7,729	$16.28	1,000	$(125,789,475)
VIX Futures (CBOE)	Short	May 2015	8,675	17.83	1,000	(154,631,875)

The March 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2016 and 2015, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of March 31, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	April 2016	57,867	$15.93	1,000	$921,531,975
VIX Futures (CBOE)	Long	May 2016	49,020	17.63	1,000	863,977,500

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	April 2015	38,547	$16.28	1,000	$627,352,425
VIX Futures (CBOE)	Long	May 2015	42,693	17.83	1,000	761,002,725

The March 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2016 and 2015, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of March 31, 2016 and 2015, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2016

		Long or	Index	Notional Amount
Reference Index	Counterparty	Short	Close	at Value
Bloomberg Commodity Index	Citibank N.A.	Short	$78.8272	$(4,811,471)
Bloomberg Commodity Index	Deutsche Bank AG	Short	78.8272	(4,180,637)
Bloomberg Commodity Index	Goldman Sachs International	Short	78.8272	(5,228,697)
Bloomberg Commodity Index	UBS AG	Short	78.8272	(2,282,668)

Swap Agreements as of March 31, 2015

		Long or	Index	Notional Amount
Reference Index	Counterparty	Short	Close	at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$98.1230	$(4,602,773)
Bloomberg Commodity Index	Goldman Sachs International	Short	98.1230	(4,537,347)
Bloomberg Commodity Index	UBS AG	Short	98.1230	(2,475,856)

The March 31, 2016 and 2015 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K, for additional information regarding performance for periods longer than a single day.

Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of March 31, 2016 and 2015, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2016	3,538	$38.34	1,000	$(135,646,920)

Swap Agreements as of March 31, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$70.0734	$(98,080,126)
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	70.0734	(17,672,671)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	70.0734	(94,336,118)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	70.0734	(7,342,178)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	70.0734	(93,281,947)

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2015	6,624	$47.60	1,000	$(315,302,400)

Swap Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$121.3015	$(137,750,775)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	121.3015	(126,651,917)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	121.3015	(35,138,342)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	121.3015	(125,826,188)

The March 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2016 and 2015 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of March 31, 2016 and 2015, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2016	510	$1.96	10,000	$(9,990,900)

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2015	828	$2.64	10,000	$(21,859,200)

The March 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of March 31, 2016 and 2015, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Gold Futures (COMEX)	Short	June 2016	2	$1,235.60	100	$(247,120)

Forward Agreements as of March 31, 2016

		Long or	Valuation	Notional Amount at
Reference Index	Counterparty	Short	Price	Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,237.11	$(20,412,315)
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	1,237.18	(65,694,258)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,237.11	(27,585,079)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,237.12	(4,948,480)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,237.11	(20,103,038)

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Gold Futures (COMEX)	Short	June 2015	2	$1,183.20	100	$(236,640)

Forward Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,187.04	$(75,851,856)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,187.03	(34,302,793)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,187.02	(15,549,962)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,187.03	(29,972,508)

The March 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2016 and 2015 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 31, 2016 and 2015, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Silver Futures (COMEX)	Short	May 2016	2	$15.46	5,000	$(154,640)

Forward Agreements as of March 31, 2016

		Long or	Valuation	Notional Amount
Reference Index	Counterparty	Short	Price	at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$15.3821	$(27,303,228)
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	15.3825	(46,916,625)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	15.3818	(18,035,161)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	15.3818	(2,399,561)
0.999 Fine Troy Ounce Silver	UBS AG	Short	15.3819	(6,137,378)

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Silver Futures (COMEX)	Short	May 2015	2	$16.60	5,000	$(165,980)

Forward Agreements as of March 31, 2015

		Long or	Valuation	Notional Amount
Reference Index	Counterparty	Short	Price	at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$16.6018	$(50,784,906)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.6013	(26,487,374)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.6016	(9,081,075)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.6016	(26,479,552)

The March 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2016 and 2015 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2016 and 2015, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of March 31, 2016 and 2015, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Euro Fx Currency Futures (CME)	Short	June 2016	102	$1.1412	125,000	$(14,550,300)

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Euro Fx Currency Futures (CME)	Short	June 2015	150	$1.08	125,000	$(20,163,750)

The March 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of March 31, 2016 and 2015, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2016	473	$76.50	1,000	$(36,184,500)

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2015	530	$75.81	1,000	$(40,179,300)

The March 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of March 31, 2016 and 2015, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2016

		Long
		or	Settlement		Forward	Market Value
Reference Currency	Counterparty	Short	Date	Euro	Rate	USD
Euro	Goldman Sachs International	Long	04/08/16	89,144,000	1.1380	$101,449,638
Euro	UBS AG	Long	04/08/16	77,106,900	1.1380	87,750,910
Euro	Goldman Sachs International	Short	04/08/16	(431,465,225)	1.1380	(491,025,655)
Euro	UBS AG	Short	04/08/16	(435,284,100)	1.1380	(495,371,696)

Foreign Currency Forward Contracts as of March 31, 2015

		Long
		or	Settlement		Forward	Market Value
Reference Currency	Counterparty	Short	Date	Euro	Rate	USD
Euro	Goldman Sachs International	Long	04/10/15	81,791,800	1.0749	$87,926,805
Euro	UBS AG	Long	04/10/15	110,930,600	1.0749	119,251,236
Euro	Goldman Sachs International	Short	04/10/15	(617,582,525)	1.0749	(663,905,895)
Euro	UBS AG	Short	04/10/15	(728,286,800)	1.0749	(782,913,830)

The March 31, 2016 and 2015 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of March 31, 2016 and 2015, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2016

		Long
		or	Settlement		Forward	Market Value
Reference Currency	Counterparty	Short	Date	Yen	Rate	USD
Yen	Goldman Sachs International	Long	04/08/16	2,385,377,000	0.008887	$21,199,635
Yen	UBS AG	Long	04/08/16	3,131,185,600	0.008887	27,827,883
Yen	Goldman Sachs International	Short	04/08/16	(21,973,527,200)	0.008887	(195,286,011)
Yen	UBS AG	Short	04/08/16	(23,150,283,500)	0.008887	(205,744,233)

Foreign Currency Forward Contracts as of March 31, 2015

		Long
		or	Settlement		Forward	Market Value
Reference Currency	Counterparty	Short	Date	Yen	Rate	USD
Yen	Goldman Sachs International	Long	04/10/15	20,565,620,300	0.008338	$171,495,639
Yen	UBS AG	Long	04/10/15	5,923,386,600	0.008338	49,394,813
Yen	Goldman Sachs International	Short	04/10/15	(68,851,569,600)	0.008338	(574,149,660)
Yen	UBS AG	Short	04/10/15	(63,324,691,700)	0.008338	(528,061,312)

The March 31, 2016 and 2015 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2016 and 2015, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Commodity:

As of March 31, 2016 and 2015, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2016

				Notional
		Long or		Amount at
Reference Index	Counterparty	Short	Index Close	Value
Bloomberg Commodity Index	Citibank N.A.	Long	$78.8272	$2,970,943
Bloomberg Commodity Index	Deutsche Bank AG	Long	78.8272	3,186,346
Bloomberg Commodity Index	Goldman Sachs International	Long	78.8272	3,655,071
Bloomberg Commodity Index	UBS AG	Long	78.8272	1,528,768

Swap Agreements as of March 31, 2015

				Notional
		Long or		Amount at
Reference Index	Counterparty	Short	Index Close	Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$98.1230	$1,972,023
Bloomberg Commodity Index	Goldman Sachs International	Long	98.1230	1,999,276
Bloomberg Commodity Index	UBS AG	Long	98.1230	603,138

The March 31, 2016 and 2015 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of March 31, 2016 and 2015, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2016

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
WTI Crude Oil (NYMEX)	Long	May 2016	10,702	$38.34	1,000	$410,314,680

Swap Agreements as of March 31, 2016

				Notional
		Long or		Amount at
Reference Index	Counterparty	Short	Index Close	Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$70.0734	$317,395,142
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	70.0734	262,836,687
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	70.0734	258,118,575
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	70.0734	89,071,976
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	70.0734	277,873,304

Futures Positions as of March 31, 2015

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
WTI Crude Oil (NYMEX)	Long	May 2015	13,821	$47.60	1,000	$657,879,600

Swap Agreements as of March 31, 2015

				Notional
		Long or		Amount at
Reference Index	Counterparty	Short	Index Close	Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$121.3015	$406,797,888
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	121.3015	417,976,514
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	121.3015	123,097,457
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	121.3015	403,481,056

The March 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2016 and 2015 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of March 31, 2016 and 2015, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Natural Gas (NYMEX)	Long	May 2016	2,921	$1.96	10,000	$57,222,390

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Natural Gas (NYMEX)	Long	May 2015	4,644	$2.64	10,000	$122,601,600

The March 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of March 31, 2016 and 2015, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Gold Futures (COMEX)	Long	June 2016	2	$1,235.60	100	$247,120

Forward Agreements as of March 31, 2016

		Long or	Valuation	Notional Amount
Reference Index	Counterparty	Short	Price	at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,237.11	$35,752,479
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	1,237.18	60,250,666
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,237.11	36,890,620
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,237.12	19,051,648
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,237.11	31,175,172

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Gold Futures (COMEX)	Long	June 2015	2	$1,183.20	100	$236,640

Forward Agreements as of March 31, 2015

		Long or	Valuation	Notional Amount
Reference Index	Counterparty	Short	Price	at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,187.04	$97,693,392
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,187.03	39,551,840
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,187.02	18,873,618
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,187.03	35,492,197

The March 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2016 and 2015 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 31, 2016 and 2015, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2016

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Silver Futures (COMEX)	Long	May 2016	2	$15.46	5,000	$154,640

Forward Agreements as of March 31, 2016

		Long or	Valuation	Notional Amount
Reference Index	Counterparty	Short	Price	at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$15.3821	$130,793,996
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	15.3825	104,059,536
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	15.3818	132,588,040
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	15.3818	53,590,191
0.999 Fine Troy Ounce Silver	UBS AG	Long	15.3819	105,381,397

Futures Positions as of March 31, 2015

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Silver Futures (COMEX)	Long	May 2015	2	$16.60	5,000	$165,980

Forward Agreements as of March 31, 2015

		Long or	Valuation	Notional Amount
Reference Index	Counterparty	Short	Price	at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$16.6018	$320,198,917
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.6013	121,235,974
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.6016	70,639,808
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.6016	122,104,768

The March 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2016 and 2015 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account.

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2016 and 2015, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of March 31, 2016 and 2015, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2016

		Long
		or	Settlement		Forward	Market Value
Reference Currency	Counterparty	Short	Date	Euro	Rate	USD
Euro	Goldman Sachs International	Long	04/08/16	9,584,125	1.1380	$10,907,140
Euro	UBS AG	Long	04/08/16	10,055,900	1.1380	11,444,039
Euro	Goldman Sachs International	Short	04/08/16	(208,900)	1.1380	(237,737)
Euro	UBS AG	Short	04/08/16	(166,300)	1.1380	(189,256)

Foreign Currency Forward Contracts as of March 31, 2015

		Long
		or	Settlement		Forward	Market Value
Reference Currency	Counterparty	Short	Date	Euro	Rate	USD
Euro	Goldman Sachs International	Long	04/10/15	15,842,925	1.0749	$17,031,264
Euro	UBS AG	Long	04/10/15	14,064,800	1.0749	15,119,767
Euro	Goldman Sachs International	Short	04/10/15	(1,344,700)	1.0749	(1,445,563)
Euro	UBS AG	Short	04/10/15	(1,092,000)	1.0749	(1,173,908)

The March 31, 2016 and 2015 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of March 31, 2016 and 2015, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2016

		Long
		or	Settlement		Forward	Market Value
Reference Currency	Counterparty	Short	Date	Yen	Rate	USD
Yen	Goldman Sachs International	Long	04/08/16	899,107,100	0.008887	$7,990,662
Yen	UBS AG	Long	04/08/16	536,458,900	0.008887	4,767,688
Yen	Goldman Sachs International	Short	04/08/16	(13,926,600)	0.008887	(123,770)
Yen	UBS AG	Short	04/08/16	(29,031,300)	0.008887	(258,011)

Foreign Currency Forward Contracts as of March 31, 2015

		Long
		or	Settlement		Forward	Market Value
Reference Currency	Counterparty	Short	Date	Yen	Rate	USD
Yen	Goldman Sachs International	Long	04/10/15	898,339,400	0.008338	$7,491,206
Yen	UBS AG	Long	04/10/15	645,732,000	0.008338	5,384,726
Yen	Goldman Sachs International	Short	04/10/15	(17,456,500)	0.008338	(145,569)
Yen	UBS AG	Short	04/10/15	(185,698,000)	0.008338	(1,548,526)

The March 31, 2016 and 2015 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Short Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Each Matching VIX Fund seek investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. The Matching VIX Funds seek to achieve their stated objectives both over a single day and over time.

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

Additionally, performance over time is a cumulative effect of geometrically linking each day’s leveraged or inverse leveraged returns. For instance, if a corresponding benchmark was up 10% and then down 10%, which would result in a (1.1*0.9) -1 = -1% period benchmark return, the two-day period return for a theoretical two-times fund would be equal to a (1.2 *0.8) -1 = -4% period Fund return (rather than simply two times the period return of the benchmark).

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

Additionally, performance over time is a cumulative effect of geometrically linking each day’s leveraged or inverse leveraged returns. For instance, if a corresponding benchmark was up 10% and then down 10%, which would result in a (1.1*0.9) -1 = -1% period benchmark return, the two-day period return for a theoretical two-times fund would be equal to a (1.2 *0.8) -1 = -4% period Fund return (rather than simply two times the period return of the benchmark).

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2016, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

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

Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude

Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1; no additional shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. Thus, as of March 31, 2016, the Trust had two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-202724); and 2) a Form S-3 Registration Statement (No. 333-210024).

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

			Sale Price of
		Shares Sold	Shares Sold For
	Amount	For the	the
	Registered	Three Months	Three Months
Title of	As of	Ended	Ended
Securities Registered	March 31, 2016	March 31, 2016	March 31, 2016
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,718,627,430	8,575,000	$109,580,353
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$619,302,925	150,000	$8,345,497
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,523,329,093	14,900,000	$601,501,561
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$5,743,979,340	47,700,000	$1,394,232,078
ProShares UltraShort Bloomberg Commodity Common Units of Beneficial Interest	$172,839,931	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$1,732,812,198	2,700,000	$462,946,925
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$412,030,981	50,000	$7,446,378
ProShares UltraShort Gold Common Units of Beneficial Interest	$227,743,198	600,000	$49,855,817
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,083,528,399	750,000	$39,832,736
ProShares Short Euro Common Units of Beneficial Interest	$174,672,977	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,964,652,656	250,000	$5,936,565
ProShares UltraShort Yen Common Units of Beneficial Interest	$917,447,489	50,000	$3,910,497
ProShares Ultra Bloomberg Commodity Common Units of Beneficial Interest	$129,604,130	—	$—

ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$4,855,091,956	53,400,000	$422,801,911
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$540,275,387	1,100,000	$10,168,033
ProShares Ultra Gold Common Units of Beneficial Interest	$279,990,487	100,000	$4,103,970
ProShares Ultra Silver Common Units of Beneficial Interest	$1,401,481,664	650,000	$21,276,467
ProShares Ultra Euro Common Units of Beneficial Interest	$126,652,323	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—
Total:	$26,935,559,981	130,975,000	$3,141,938,788

(b)	From January 1, 2016 to March 31, 2016, the number of Shares redeemed and average price per Share for each Fund were as follows:

	Total Number of	Average Price
Fund	Shares Redeemed	Per Share
ProShares VIX Short-Term Futures ETF
01/01/16 to 01/31/16	2,600,001	$16.25
02/01/16 to 02/29/16	250,000	$18.86
03/01/16 to 03/31/16	—	$—
ProShares VIX Mid-Term Futures ETF
01/01/16 to 01/31/16	1	$64.00
02/01/16 to 02/29/16	100,000	$60.77
03/01/16 to 03/31/16	—	$—
ProShares Short VIX Short-Term Futures ETF
01/01/16 to 01/31/16	7,450,040	$37.71
02/01/16 to 02/29/16	5,200,000	$36.65
03/01/16 to 03/31/16	4,850,000	$46.24
ProShares Ultra VIX Short-Term Futures ETF
01/01/16 to 01/31/16	14,500,000	$38.99
02/01/16 to 02/29/16	5,100,000	$46.98
03/01/16 to 03/31/16	1,250,000	$24.66
ProShares UltraShort Bloomberg Commodity
01/01/16 to 01/31/16	2	$160.50
02/01/16 to 02/29/16	—	$—
03/01/16 to 03/31/16	—	$—
ProShares UltraShort Bloomberg Crude Oil
01/01/16 to 01/31/16	1,000,002	$207.27
02/01/16 to 02/29/16	700,000	$190.83
03/01/16 to 03/31/16	—	$—
ProShares UltraShort Bloomberg Natural Gas
01/01/16 to 01/31/16	7	$164.71
02/01/16 to 02/29/16	50,000	$175.78
03/01/16 to 03/31/16	50,001	$205.79
ProShares UltraShort Gold
01/01/16 to 01/31/16	50,000	$103.86
02/01/16 to 02/29/16	350,000	$87.20
03/01/16 to 03/31/16	—	$—
ProShares UltraShort Silver
01/01/16 to 01/31/16	450,000	$62.75
02/01/16 to 02/29/16	50,000	$51.94
03/01/16 to 03/31/16	100,002	$48.51
ProShares Short Euro
01/01/16 to 01/31/16	5	$43.60
02/01/16 to 02/29/16	—	$—
03/01/16 to 03/31/16	50,000	$42.40
ProShares UltraShort Australian Dollar
01/01/16 to 01/31/16	5	$62.80
02/01/16 to 02/29/16	—	$—

03/01/16 to 03/31/16	—	$—
ProShares UltraShort Euro
01/01/16 to 01/31/16	1,850,014	$25.47
02/01/16 to 02/29/16	1,250,000	$24.31
03/01/16 to 03/31/16	400,000	$24.88
ProShares UltraShort Yen
01/01/16 to 01/31/16	200,004	$85.38
02/01/16 to 02/29/16	250,000	$76.80
03/01/16 to 03/31/16	—	$—
ProShares Ultra Bloomberg Commodity
01/01/16 to 01/31/16	50,004	$24.91
02/01/16 to 02/29/16	—	$—
03/01/16 to 03/31/16	—	$—
ProShares Ultra Bloomberg Crude Oil
01/01/16 to 01/31/16	4,800,001	$9.38
02/01/16 to 02/29/16	5,850,000	$7.72
03/01/16 to 03/31/16	15,250,000	$9.77
ProShares Ultra Bloomberg Natural Gas
01/01/16 to 01/31/16	150,001	$20.23
02/01/16 to 02/29/16	—	$—
03/01/16 to 03/31/16	400,000	$10.58
ProShares Ultra Gold
01/01/16 to 01/31/16	100,014	$32.24
02/01/16 to 02/29/16	—	$—
03/01/16 to 03/31/16	50,000	$38.86
ProShares Ultra Silver
01/01/16 to 01/31/16	100,007	$27.90
02/01/16 to 02/29/16	300,000	$33.62
03/01/16 to 03/31/16	200,000	$32.98
ProShares Ultra Euro
01/01/16 to 01/31/16	14	$15.57
02/01/16 to 02/29/16	—	$—
03/01/16 to 03/31/16	50,000	$15.43
ProShares Ultra Yen
01/01/16 to 01/31/16	4	$49.75
02/01/16 to 02/29/16	—	$—
03/01/16 to 03/31/16	—	$—

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

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: May 9, 2016

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: May 9, 2016