Form 10-Q
period 2016-06-30
ProShares Trust II
filed 2016-08-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$2,979,342	$2,124,103
Segregated cash balances with brokers for futures contracts	39,012,290	5,888,545
Short-term U.S. government and agency obligations (Note 3) (cost $160,282,830 and $96,075,481, respectively)	160,291,728	96,073,659
Receivable on open futures contracts	—	1,263,933

Total assets	202,283,360	105,350,240

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	7,850,615	—
Payable on open futures contracts	3,283,738	—
Management fee payable	193,063	77,417

Total liabilities	11,327,416	77,417

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	190,955,944	105,272,823

Total liabilities and shareholders’ equity	$202,283,360	$105,350,240

Shares outstanding (Note 1)	4,229,962	1,589,962

Net asset value per share (Note 1)	$45.14	$66.21

Market value per share (Note 1) (Note 2)	$45.80	$66.65

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (84% of shareholders’ equity)
U.S. Treasury Bills^^:
0.223% due 08/11/16	$18,402,000	$18,397,598
0.216% due 08/25/16†	24,109,000	24,100,714
0.216% due 09/01/16	33,600,000	33,586,402
0.261% due 09/08/16	48,443,000	48,423,967
0.256% due 09/15/16	14,355,000	14,348,787
0.326% due 09/22/16	16,244,000	16,235,012
0.230% due 10/27/16	5,203,000	5,199,248

Total short-term U.S. government and agency obligations (cost $160,282,830)		$160,291,728

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2016	5,415	$91,919,625	$(9,227,241)
VIX Futures - CBOE, expires August 2016	5,388	98,735,100	(7,113,676)

			$(16,340,917)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $39,012,290 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$134,426	$11,228	$180,575	$21,135

Expenses
Management fee	520,759	316,922	735,862	560,322
Brokerage commissions and fees	100,699	25,893	153,034	66,872

Total expenses	621,458	342,815	888,896	627,194

Net investment income (loss)	(487,032)	(331,587)	(708,321)	(606,059)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(40,266,848)	(51,589,586)	(32,560,699)	(60,567,916)
Short-term U.S. government and agency obligations	4,833	1,009	2,291	3,163

Net realized gain (loss)	(40,262,015)	(51,588,577)	(32,558,408)	(60,564,753)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,048,083	19,016,568	(15,262,292)	7,645,837
Short-term U.S. government and agency obligations	(9,878)	1,644	10,720	500

Change in net unrealized appreciation/depreciation	1,038,205	19,018,212	(15,251,572)	7,646,337

Net realized and unrealized gain (loss)	(39,223,810)	(32,570,365)	(47,809,980)	(52,918,416)

Net income (loss)	$(39,710,842)	$(32,901,952)	$(48,518,301)	$(53,524,475)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$105,272,823

Addition of 5,385,000 shares (Note 1)	301,185,920
Redemption of 2,745,000 shares (Note 1)	(166,984,498)

Net addition (redemption) of 2,640,000 shares (Note 1)	134,201,422

Net investment income (loss)	(708,321)
Net realized gain (loss)	(32,558,408)
Change in net unrealized appreciation/depreciation	(15,251,572)

Net income (loss)	(48,518,301)

Shareholders’ equity, at June 30, 2016	$190,955,944

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(48,518,301)	$(53,524,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(33,123,745)	(10,959,235)
Purchases of short-term U.S. government and agency obligations	(484,764,107)	(295,455,703)
Proceeds from sales or maturities of short-term U.S government and agency obligations	420,739,624	240,883,445
Net amortization and accretion on short-term U.S government and agency obligations	(180,575)	(20,537)
Net realized gain (loss) on investments	(2,291)	(3,163)
Change in unrealized appreciation/depreciation on investments	(10,720)	(500)
Decrease (Increase) in receivable on futures contracts	1,263,933	8,725,693
Increase (Decrease) in management fee payable	115,646	23,714
Increase (Decrease) in payable on futures contracts	3,283,738	—

Net cash provided by (used in) operating activities	(141,196,798)	(110,330,761)

Cash flow from financing activities
Proceeds from addition of shares	301,185,920	141,470,934
Payment on shares redeemed	(159,133,883)	(29,750,609)

Net cash provided by (used in) financing activities	142,052,037	111,720,325

Net increase (decrease) in cash	855,239	1,389,564
Cash, beginning of period	2,124,103	1,694,791

Cash, end of period	$2,979,342	$3,084,355

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$2,920,043	$671,791
Segregated cash balances with brokers for futures contracts	4,158,800	980,750
Short-term U.S. government and agency obligations (Note 3) (cost $35,320,006 and $25,975,462, respectively)	35,322,208	25,976,287
Receivable on open futures contracts	—	42,188

Total assets	42,401,051	27,671,016

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	145,297	—
Management fee payable	30,862	20,378

Total liabilities	176,159	20,378

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	42,224,892	27,650,638

Total liabilities and shareholders’ equity	$42,401,051	$27,671,016

Shares outstanding	812,403	512,404

Net asset value per share	$51.98	$53.96

Market value per share (Note 2)	$52.53	$53.99

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (84% of shareholders’ equity)
U.S. Treasury Bills^^:
0.140% due 07/14/16	$5,226,000	$5,225,764
0.245% due 08/04/16	4,190,000	4,189,149
0.234% due 08/25/16	280,000	279,904
0.295% due 09/01/16	8,152,000	8,148,701
0.242% due 09/08/16	6,454,000	6,451,464
0.238% due 09/15/16†	11,032,000	11,027,226

Total short-term U.S. government and agency obligations (cost $35,320,006)		$35,322,208

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2016	349	$6,901,475	$(238,930)
VIX Futures - CBOE, expires November 2016	698	13,994,900	(494,580)
VIX Futures - CBOE, expires December 2016	699	13,997,475	(181,995)
VIX Futures - CBOE, expires January 2017	349	7,337,725	(196,895)

			$(1,112,400)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $4,158,800 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$21,839	$2,162	$34,098	$4,876

Expenses
Management fee	84,727	56,030	142,725	114,266
Brokerage commissions and fees	6,853	3,926	12,609	11,963

Total expenses	91,580	59,956	155,334	126,229

Net investment income (loss)	(69,741)	(57,794)	(121,236)	(121,353)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,943,655)	(3,050,039)	(349,195)	(2,923,368)
Short-term U.S. government and agency obligations	(61)	70	(12)	1,308

Net realized gain (loss)	(2,943,716)	(3,049,969)	(349,207)	(2,922,060)

Change in net unrealized appreciation/depreciation on
Futures contracts	2,047,660	200,045	(768,040)	(561,010)
Short-term U.S. government and agency obligations	(2,975)	(392)	1,377	(959)

Change in net unrealized appreciation/depreciation	2,044,685	199,653	(766,663)	(561,969)

Net realized and unrealized gain (loss)	(899,031)	(2,850,316)	(1,115,870)	(3,484,029)

Net income (loss)	$(968,772)	$(2,908,110)	$(1,237,106)	$(3,605,382)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$27,650,638

Addition of 425,000 shares	23,209,404
Redemption of 125,001 shares	(7,398,044)

Net addition (redemption) of 299,999 shares	15,811,360

Net investment income (loss)	(121,236)
Net realized gain (loss)	(349,207)
Change in net unrealized appreciation/depreciation	(766,663)

Net income (loss)	(1,237,106)

Shareholders’ equity, at June 30, 2016	$42,224,892

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(1,237,106)	$(3,605,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,178,050)	694,805
Purchases of short-term U.S. government and agency obligations	(73,285,681)	(46,710,598)
Proceeds from sales or maturities of short-term U.S government and agency obligations	63,975,223	44,632,175
Net amortization and accretion on short-term U.S government and agency obligations	(34,098)	(4,876)
Net realized gain (loss) on investments	12	(1,308)
Change in unrealized appreciation/depreciation on investments	(1,377)	959
Decrease (Increase) in receivable on futures contracts	42,188	1,475,610
Increase (Decrease) in management fee payable	10,484	(4,184)
Increase (Decrease) in payable on futures contracts	145,297	—

Net cash provided by (used in) operating activities	(13,563,108)	(3,522,799)

Cash flow from financing activities
Proceeds from addition of shares	23,209,404	17,870,189
Payment on shares redeemed	(7,398,044)	(15,521,405)

Net cash provided by (used in) financing activities	15,811,360	2,348,784

Net increase (decrease) in cash	2,248,252	(1,174,015)
Cash, beginning of period	671,791	1,634,082

Cash, end of period	$2,920,043	$460,067

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$3,100,238	$5,150,976
Segregated cash balances with brokers for futures contracts	—	123,528,405
Short-term U.S. government and agency obligations (Note 3) (cost $853,306,184 and $535,381,199, respectively)	853,346,432	535,392,718
Receivable from capital shares sold	—	10,164,157
Receivable on open futures contracts	17,926,028	—

Total assets	874,372,698	674,236,256

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	186,211,348	29,497,107
Payable on open futures contracts	—	1,420,271
Management fee payable	449,085	507,517

Total liabilities	186,660,433	31,424,895

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	687,712,265	642,811,361

Total liabilities and shareholders’ equity	$874,372,698	$674,236,256

Shares outstanding	13,800,000	12,650,040

Net asset value per share	$49.83	$50.81

Market value per share (Note 2)	$49.06	$50.45

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (124% of shareholders’ equity)
U.S. Treasury Bills^^:
0.212% due 08/11/16	$37,183,000	$37,174,106
0.191% due 08/25/16	220,281,000	220,205,289
0.217% due 09/01/16	124,835,000	124,784,479
0.264% due 09/08/16†	76,402,000	76,371,982
0.256% due 09/15/16†	29,430,000	29,417,263
0.267% due 09/22/16†	25,462,000	25,447,912
0.224% due 10/06/16†	120,185,000	120,104,043
0.290% due 10/27/16†	220,000,000	219,841,358

Total short-term U.S. government and agency obligations (cost $853,306,184)		$853,346,432

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2016	19,460	$330,333,500	$53,262,012
VIX Futures - CBOE, expires August 2016	19,556	358,363,700	25,960,842

			$79,222,854

†	All or partial amount pledged as collateral for futures contracts.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$281,446	$14,724	$599,158	$44,653

Expenses
Management fee	1,218,924	544,083	2,610,743	1,583,663
Brokerage commissions and fees	572,711	310,729	1,053,458	793,570

Total expenses	1,791,635	854,812	3,664,201	2,377,233

Net investment income (loss)	(1,510,189)	(840,088)	(3,065,043)	(2,332,580)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	77,961,366	86,037,110	(14,221,443)	109,848,395
Short-term U.S. government and agency obligations	6,052	7,368	(21,526)	30,637

Net realized gain (loss)	77,967,418	86,044,478	(14,242,969)	109,879,032

Change in net unrealized appreciation/depreciation on
Futures contracts	14,498,960	(23,571,645)	68,476,439	(227,512)
Short-term U.S. government and agency obligations	(41,241)	(1,807)	28,729	(1,289)

Change in net unrealized appreciation/depreciation	14,457,719	(23,573,452)	68,505,168	(228,801)

Net realized and unrealized gain (loss)	92,425,137	62,471,026	54,262,199	109,650,231

Net income (loss)	$90,914,948	$61,630,938	$51,197,156	$107,317,651

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$642,811,361

Addition of 34,800,000 shares	1,559,645,403
Redemption of 33,650,040 shares	(1,565,941,655)

Net addition (redemption) of 1,149,960 shares	(6,296,252)

Net investment income (loss)	(3,065,043)
Net realized gain (loss)	(14,242,969)
Change in net unrealized appreciation/depreciation	68,505,168

Net income (loss)	51,197,156

Shareholders’ equity, at June 30, 2016	$687,712,265

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$51,197,156	$107,317,651
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	123,528,405	53,923,100
Purchases of short-term U.S. government and agency obligations	(1,639,616,785)	(732,814,078)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,322,269,432	1,053,293,482
Net amortization and accretion on short-term U.S government and agency obligations	(599,158)	(44,653)
Net realized gain (loss) on investments	21,526	(30,637)
Change in unrealized appreciation/depreciation on investments	(28,729)	1,289
Decrease (Increase) in receivable on futures contracts	(17,926,028)	—
Increase (Decrease) in management fee payable	(58,432)	(263,585)
Increase (Decrease) in payable on futures contracts	(1,420,271)	(20,940,928)

Net cash provided by (used in) operating activities	(162,632,884)	460,441,641

Cash flow from financing activities
Proceeds from addition of shares	1,569,809,560	280,184,268
Payment on shares redeemed	(1,409,227,414)	(747,599,033)

Net cash provided by (used in) financing activities	160,582,146	(467,414,765)

Net increase (decrease) in cash	(2,050,738)	(6,973,124)
Cash, beginning of period	5,150,976	9,122,219

Cash, end of period	$3,100,238	$2,149,095

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$5,326,374	$9,081,964
Segregated cash balances with brokers for futures contracts	235,188,436	62,348,600
Short-term U.S. government and agency obligations (Note 3) (cost $506,975,547 and $438,333,277, respectively)	506,981,556	438,357,849
Receivable from capital shares sold	206,746,886	32,987,472
Receivable on open futures contracts	—	17,995,478

Total assets	954,243,252	560,771,363

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,706,512	12,635,235
Payable on open futures contracts	109,234,928	—
Management fee payable	687,959	427,388

Total liabilities	114,629,399	13,062,623

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	839,613,853	547,708,740

Total liabilities and shareholders’ equity	$954,243,252	$560,771,363

Shares outstanding (Note 1)	18,400,490	3,900,490

Net asset value per share (Note 1)	$45.63	$140.42

Market value per share (Note 1) (Note 2)	$47.15	$141.75

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (60% of shareholders’ equity)
U.S. Treasury Bills^^:
0.222% due 09/08/16	$5,000,000	$4,998,035
0.226% due 09/15/16†	177,849,000	177,772,027
0.270% due 09/22/16†	128,881,000	128,809,690
0.193% due 10/06/16	101,169,000	101,100,853
0.236% due 10/27/16	94,369,000	94,300,951

Total short-term U.S. government and agency obligations (cost $506,975,547)		$506,981,556

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2016	47,593	$807,891,175	$(105,917,569)
VIX Futures - CBOE, expires August 2016	47,476	869,997,700	(72,325,432)

			$(178,243,001)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $235,188,436 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$527,858	$32,035	$826,663	$64,494

Expenses
Management fee	2,169,397	1,219,938	3,381,298	2,398,700
Brokerage commissions and fees	1,390,754	815,208	2,126,665	1,718,518

Total expenses	3,560,151	2,035,146	5,507,963	4,117,218

Net investment income (loss)	(3,032,293)	(2,003,111)	(4,681,300)	(4,052,724)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(535,337,385)	(401,789,858)	(524,131,767)	(536,883,084)
Short-term U.S. government and agency obligations	35,562	12,427	8,594	16,499

Net realized gain (loss)	(535,301,823)	(401,777,431)	(524,123,173)	(536,866,585)

Change in net unrealized appreciation/depreciation on
Futures contracts	33,204,771	137,428,203	(190,137,467)	48,917,257
Short-term U.S. government and agency obligations	(155,699)	10,939	(18,563)	10,951

Change in net unrealized appreciation/depreciation	33,049,072	137,439,142	(190,156,030)	48,928,208

Net realized and unrealized gain (loss)	(502,252,751)	(264,338,289)	(714,279,203)	(487,938,377)

Net income (loss)	$(505,285,044)	$(266,341,400)	$(718,960,503)	$(491,991,101)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$547,708,740

Addition of 30,010,000 shares (Note 1)	2,700,661,295
Redemption of 15,510,000 shares (Note 1)	(1,689,795,679)

Net addition (redemption) of 14,500,000 shares (Note 1)	1,010,865,616

Net investment income (loss)	(4,681,300)
Net realized gain (loss)	(524,123,173)
Change in net unrealized appreciation/depreciation	(190,156,030)

Net income (loss)	(718,960,503)

Shareholders’ equity, at June 30, 2016	$839,613,853

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(718,960,503)	$(491,991,101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(172,839,836)	41,813,685
Purchases of short-term U.S. government and agency obligations	(2,754,500,336)	(1,853,422,707)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,686,687,418	1,609,307,436
Net amortization and accretion on short-term U.S government and agency obligations	(820,758)	(64,494)
Net realized gain (loss) on investments	(8,594)	(16,499)
Change in unrealized appreciation/depreciation on investments	18,563	(10,951)
Decrease (Increase) in receivable on futures contracts	17,995,478	(86,016,014)
Increase (Decrease) in management fee payable	260,571	32,800
Increase (Decrease) in payable on futures contracts	109,234,928	—

Net cash provided by (used in) operating activities	(832,933,069)	(780,367,845)

Cash flow from financing activities
Proceeds from addition of shares	2,526,901,881	1,563,638,051
Payment on shares redeemed	(1,697,724,402)	(779,845,183)

Net cash provided by (used in) financing activities	829,177,479	783,792,868

Net increase (decrease) in cash	(3,755,590)	3,425,023
Cash, beginning of period	9,081,964	3,737,292

Cash, end of period	$5,326,374	$7,162,315

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$460,821	$831,440
Segregated cash balances with brokers for swap agreements	236,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $5,802,105 and $7,517,328, respectively)	5,802,280	7,518,119
Unrealized appreciation on swap agreements	—	224,491

Total assets	6,499,101	8,574,050

Liabilities and shareholders’ equity
Liabilities
Management fee payable	5,057	6,844
Unrealized depreciation on swap agreements	145,643	53,167

Total liabilities	150,700	60,011

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,348,401	8,514,039

Total liabilities and shareholders’ equity	$6,499,101	$8,574,050

Shares outstanding (Note 1)	179,985	179,991

Net asset value per share (Note 1)	$35.27	$47.30

Market value per share (Note 1)(Note 2)	$35.70	$46.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (91% of shareholders’ equity)
U.S. Treasury Bills^^:
0.310% due 07/21/16†	$1,801,000	$1,800,820
0.195% due 07/28/16†	4,002,000	4,001,460

Total short-term U.S. government and agency obligations (cost $5,802,105)		$5,802,280

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg Commodity Index	0.18%	07/06/16	$(3,670,843)	$(44,187)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.20	07/06/16	(4,711,792)	(39,256)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	07/06/16	(2,873,985)	(43,397)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	07/06/16	(1,442,251)	(18,803)

				$(145,643)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$4,060	$468	$7,960	$996

Expenses
Management fee	16,871	12,741	37,696	25,587

Total expenses	16,871	12,741	37,696	25,587

Net investment income (loss)	(12,811)	(12,273)	(29,736)	(24,591)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(1,690,552)	(75,531)	(1,818,143)	781,018
Short-term U.S. government and agency obligations	145	16	145	16

Net realized gain (loss)	(1,690,407)	(75,515)	(1,817,998)	781,034

Change in net unrealized appreciation/depreciation on
Swap agreements	(203,424)	(514,197)	(316,967)	(804,831)
Short-term U.S. government and agency obligations	(435)	(178)	(616)	(118)

Change in net unrealized appreciation/depreciation	(203,859)	(514,375)	(317,583)	(804,949)

Net realized and unrealized gain (loss)	(1,894,266)	(589,890)	(2,135,581)	(23,915)

Net income (loss)	$(1,907,077)	$(602,163)	$(2,165,317)	$(48,506)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$8,514,039

Redemption of 6 shares (Note 1)	(321)

Net addition (redemption) of (6) shares (Note 1)	(321)

Net investment income (loss)	(29,736)
Net realized gain (loss)	(1,817,998)
Change in net unrealized appreciation/depreciation	(317,583)

Net income (loss)	(2,165,317)

Shareholders’ equity, at June 30, 2016	$6,348,401

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(2,165,317)	$(48,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(236,000)	—
Purchases of short-term U.S. government and agency obligations	(13,558,178)	(5,839,238)
Proceeds from sales or maturities of short-term U.S government and agency obligations	15,281,490	5,161,999
Net amortization and accretion on short-term U.S government and agency obligations	(7,944)	(996)
Net realized gain (loss) on investments	(145)	(16)
Change in unrealized appreciation/depreciation on investments	317,583	804,949
Increase (Decrease) in management fee payable	(1,787)	377

Net cash provided by (used in) operating activities	(370,298)	78,569

Cash flow from financing activities
Payment on shares redeemed	(321)	—

Net cash provided by (used in) financing activities	(321)	—

Net increase (decrease) in cash	(370,619)	78,569
Cash, beginning of period	831,440	467,766

Cash, end of period	$460,821	$546,335

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,015,695	$598,645
Segregated cash balances with brokers for futures contracts	5,292,100	10,154,430
Short-term U.S. government and agency obligations (Note 3) (cost $142,998,690 and $79,694,797, respectively)	143,010,392	79,692,642
Unrealized appreciation on swap agreements	11,808,950	6,412,656
Receivable from capital shares sold	3,858,339	—
Receivable on open futures contracts	688,575	—

Total assets	165,674,051	96,858,373

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	850,883
Brokerage commissions and fees payable	3,407	8,453
Management fee payable	165,898	101,143

Total liabilities	169,305	960,479

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	165,504,746	95,897,894

Total liabilities and shareholders’ equity	$165,674,051	$96,858,373

Shares outstanding	2,019,942	719,944

Net asset value per share	$81.94	$133.20

Market value per share (Note 2)	$81.62	$133.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.220% due 07/14/16†	$686,000	$685,969
0.195% due 07/28/16†	7,744,000	7,742,954
0.228% due 08/04/16†	28,904,000	28,898,130
0.242% due 08/11/16†	31,055,000	31,047,572
0.335% due 09/01/16†	23,972,000	23,962,298
0.281% due 09/08/16	11,646,000	11,641,424
0.255% due 09/15/16†	13,709,000	13,703,067
0.290% due 09/22/16†	25,343,000	25,328,978

Total short-term U.S. government and agency obligations (cost $142,998,690)		$143,010,392

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires September 2016	1,415	$69,349,150	$220,480

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	07/06/16	$(80,059,861)	$3,505,354
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.20	07/06/16	(31,645,418)	1,154,522
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/16	(76,235,818)	3,949,646
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/16	(8,710,888)	317,503
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/16	(64,999,894)	2,881,925

				$11,808,950

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $5,292,100 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AN SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$144,387	$15,983	$233,499	$36,495

Expenses
Management fee	516,946	667,767	885,196	1,271,602
Brokerage commissions and fees	39,895	80,858	97,759	125,143

Total expenses	556,841	748,625	982,955	1,396,745

Net investment income (loss)	(412,454)	(732,642)	(749,456)	(1,360,250)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(32,306,031)	(39,231,996)	(8,548,396)	(21,125,276)
Swap agreements	(77,193,275)	(44,473,232)	(78,629,312)	(17,930,080)
Short-term U.S. government and agency obligations	6,052	7,606	(8,594)	15,490

Net realized gain (loss)	(109,493,254)	(83,697,622)	(87,186,302)	(39,039,866)

Change in net unrealized appreciation/depreciation on
Futures contracts	15,218,108	(13,178,035)	(2,244,033)	(11,578,377)
Swap agreements	4,704,116	(33,303,791)	5,396,294	(33,464,395)
Short-term U.S. government and agency obligations	(18,960)	5,175	13,857	(1,092)

Change in net unrealized appreciation/depreciation	19,903,264	(46,476,651)	3,166,118	(45,043,864)

Net realized and unrealized gain (loss)	(89,589,990)	(130,174,273)	(84,020,184)	(84,083,730)

Net income (loss)	$(90,002,444)	$(130,906,915)	$(84,769,640)	$(85,443,980)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$95,897,894

Addition of 5,000,000 shares	679,061,492
Redemption of 3,700,002 shares	(524,685,000)

Net addition (redemption) of 1,299,998 shares	154,376,492

Net investment income (loss)	(749,456)
Net realized gain (loss)	(87,186,302)
Change in net unrealized appreciation/depreciation	3,166,118

Net income (loss)	(84,769,640)

Shareholders’ equity, at June 30, 2016	$165,504,746

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(84,769,640)	$(85,443,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,862,330	4,326,199
Purchases of short-term U.S. government and agency obligations	(644,528,972)	(834,055,056)
Proceeds from sales or maturities of short-term U.S government and agency obligations	581,449,984	773,617,191
Net amortization and accretion on short-term U.S government and agency obligations	(233,499)	(36,495)
Net realized gain (loss) on investments	8,594	(15,490)
Change in unrealized appreciation/depreciation on investments	(5,410,151)	33,465,487
Decrease (Increase) in receivable on futures contracts	(688,575)	1,293,531
Increase (Decrease) in management fee payable	64,755	59,870
Increase (Decrease) in brokerage commissions and fees payable	(5,046)	7,235
Increase (Decrease) in payable on futures contracts	(850,883)	2,905,734

Net cash provided by (used in) operating activities	(150,101,103)	(103,875,774)

Cash flow from financing activities
Proceeds from addition of shares	675,203,153	647,090,294
Payment on shares redeemed	(524,685,000)	(542,795,196)

Net cash provided by (used in) financing activities	150,518,153	104,295,098

Net increase (decrease) in cash	417,050	419,324
Cash, beginning of period	598,645	994,268

Cash, end of period	$1,015,695	$1,413,592

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$166,112	$1,099,140
Segregated cash balances with brokers for futures contracts	327,250	2,046,660
Short-term U.S. government and agency obligations (Note 3) (cost $2,185,134 and $8,114,653, respectively)	2,185,571	8,115,004
Receivable for investments sold	—	—

Total assets	2,678,933	11,260,804

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	121,800	785,170
Brokerage commissions and fees payable	681	1,908
Management fee payable	5,487	10,870

Total liabilities	127,968	797,948

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,550,965	10,462,856

Total liabilities and shareholders’ equity	$2,678,933	$11,260,804

Shares outstanding (Note 1)	74,832	224,856

Net asset value per share (Note 1)	$34.09	$46.53

Market value per share (Note 1)(Note 2)	$34.06	$46.55

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.225% due 08/11/16	$307,000	$306,927
0.290% due 10/27/16	1,880,000	1,878,644

Total short-term U.S. government and agency obligations (cost $2,185,134)		$2,185,571

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, September 2016	175	$5,106,500	$(380,582)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $327,250 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$4,550	$595	$14,118	$1,580

Expenses
Management fee	20,104	29,314	57,023	57,687
Brokerage commissions and fees	16,355	19,343	45,302	33,542

Total expenses	36,459	48,657	102,325	91,229

Net investment income (loss)	(31,909)	(48,062)	(88,207)	(89,649)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,556,836)	(77,627)	557,513	5,101,641
Short-term U.S. government and agency obligations	1,894	141	3,004	589

Net realized gain (loss)	(3,554,942)	(77,486)	560,517	5,102,230

Change in net unrealized appreciation/depreciation on
Futures contracts	(13,486)	(832,681)	2,090,582	(3,914,406)
Short-term U.S. government and agency obligations	(721)	61	86	(114)

Change in net unrealized appreciation/depreciation	(14,207)	(832,620)	2,090,668	(3,914,520)

Net realized and unrealized gain (loss)	(3,569,149)	(910,106)	2,651,185	1,187,710

Net income (loss)	$(3,601,058)	$(958,168)	$2,562,978	$1,098,061

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$10,462,856

Addition of 450,000 shares (Note 1)	22,431,178
Redemption of 600,024 shares (Note 1)	(32,906,047)

Net addition (redemption) of (150,024) shares (Note 1)	(10,474,869)

Net investment income (loss)	(88,207)
Net realized gain (loss)	560,517
Change in net unrealized appreciation/depreciation	2,090,668

Net income (loss)	2,562,978

Shareholders’ equity, at June 30, 2016	$2,550,965

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$2,562,978	$1,098,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,719,410	3,111,721
Purchases of short-term U.S. government and agency obligations	(32,506,214)	(29,481,843)
Proceeds from sales or maturities of short-term U.S government and agency obligations	38,452,855	26,535,857
Net amortization and accretion on short-term U.S government and agency obligations	(14,118)	(1,580)
Net realized gain (loss) on investments	(3,004)	(589)
Change in unrealized appreciation/depreciation on investments	(86)	114
Decrease (Increase) in receivable on futures contracts	—	923,531
Increase (Decrease) in management fee payable	(5,383)	619
Increase (Decrease) in brokerage commissions and fees payable	(1,227)	1,302
Increase (Decrease) in payable on futures contracts	(663,370)	167,820

Net cash provided by (used in) operating activities	9,541,841	2,355,013

Cash flow from financing activities
Proceeds from addition of shares	22,431,178	22,390,130
Payment on shares redeemed	(32,906,047)	(25,090,904)

Net cash provided by (used in) financing activities	(10,474,869)	(2,700,774)

Net increase (decrease) in cash	(933,028)	(345,761)
Cash, beginning of period	1,099,140	696,743

Cash, end of period	$166,112	$350,982

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$130,058	$151,638
Segregated cash balances with brokers for futures contracts	12,100	91,250
Segregated cash balances with brokers for forward agreements	501,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $63,621,372 and $72,981,653, respectively)	63,623,922	72,979,905
Unrealized appreciation on forward agreements	—	1,808,942
Receivable on open futures contracts	1,260	—

Total assets	64,268,340	75,031,735

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	80
Management fee payable	50,390	59,891
Unrealized depreciation on forward agreements	8,180,840	—

Total liabilities	8,231,230	59,971

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	56,037,110	74,971,764

Total liabilities and shareholders’ equity	$64,268,340	$75,031,735

Shares outstanding	796,978	646,978

Net asset value per share	$70.31	$115.88

Market value per share (Note 2)	$70.00	$115.83

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (114% of shareholders’ equity)
U.S. Treasury Bills^^:
0.251% due 07/14/16†	$33,191,000	$33,189,503
0.150% due 07/21/16	1,889,000	1,888,811
0.252% due 09/08/16†	15,332,000	15,325,976
0.260% due 09/22/16†	5,867,000	5,863,754
0.186% due 10/06/16	3,922,000	3,919,358
0.230% due 10/27/16†	3,439,000	3,436,520

Total short-term U.S. government and agency obligations (cost $63,621,372)		$63,623,922

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2016	2	$264,120	$ (7,600)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.995 Fine Troy Ounce Gold	(0.75)%	07/06/16	$(16,400)	$(21,663,908)	$(1,343,547)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	(0.95)	07/06/16	(38,100)	(50,331,243)	(3,950,296)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.55)	07/06/16	(14,898)	(19,679,662)	(1,359,875)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.45)	07/06/16	(4,000)	(5,283,840)	(306,899)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.50)	07/06/16	(11,250)	(14,860,688)	(1,220,223)

					$(8,180,840)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $12,100 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$45,076	$6,595	$74,265	$14,791

Expenses
Management fee	159,878	174,020	305,990	367,896
Brokerage commissions and fees	8	9	25	25

Total expenses	159,886	174,029	306,015	367,921

Net investment income (loss)	(114,810)	(167,434)	(231,750)	(353,130)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,040)	(14,000)	(38,480)	(12,000)
Forward agreements	(254,589)	(511,529)	(19,630,156)	1,405,001
Short-term U.S. government and agency obligations	206	176	(943)	(424)

Net realized gain (loss)	(256,423)	(525,353)	(19,669,579)	1,392,577

Change in net unrealized appreciation/depreciation on
Futures contracts	(14,480)	16,410	(12,820)	14,890
Forward agreements	(9,905,391)	1,585,109	(9,989,782)	2,285,806
Short-term U.S. government and agency obligations	(10,366)	1,351	4,298	115

Change in net unrealized appreciation/depreciation	(9,930,237)	1,602,870	(9,998,304)	2,300,811

Net realized and unrealized gain (loss)	(10,186,660)	1,077,517	(29,667,883)	3,693,388

Net income (loss)	$(10,301,470)	$910,083	$(29,899,633)	$3,340,258

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$74,971,764

Addition of 700,000 shares	58,266,824
Redemption of 550,000 shares	(47,301,845)

Net addition (redemption) of 150,000 shares	10,964,979

Net investment income (loss)	(231,750)
Net realized gain (loss)	(19,669,579)
Change in net unrealized appreciation/depreciation	(9,998,304)

Net income (loss)	(29,899,633)

Shareholders’ equity, at June 30, 2016	$56,037,110

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(29,899,633)	$3,340,258
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	79,150	550
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(501,000)	—
Purchases of short-term U.S. government and agency obligations	(146,296,845)	(103,783,368)
Proceeds from sales or maturities of short-term U.S government and agency obligations	155,730,448	113,989,869
Net amortization and accretion on short-term U.S government and agency obligations	(74,265)	(14,791)
Net realized gain (loss) on investments	943	424
Change in unrealized appreciation/depreciation on investments	9,985,484	(2,285,921)
Decrease (Increase) in receivable on futures contracts	(1,260)	1,820
Increase (Decrease) in management fee payable	(9,501)	(13,263)
Increase (Decrease) in payable on futures contracts	(80)	—

Net cash provided by (used in) operating activities	(10,986,559)	11,235,578

Cash flow from financing activities
Proceeds from addition of shares	58,266,824	8,523,330
Payment on shares redeemed	(47,301,845)	(19,773,676)

Net cash provided by (used in) financing activities	10,964,979	(11,250,346)

Net increase (decrease) in cash	(21,580)	(14,768)
Cash, beginning of period	151,638	162,434

Cash, end of period	$130,058	$147,666

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,968,544	$514,784
Segregated cash balances with brokers for futures contracts	10,560	11,440
Short-term U.S. government and agency obligations (Note 3) (cost $39,096,580 and $50,730,044, respectively)	39,098,231	50,730,230
Unrealized appreciation on forward agreements	—	4,778,279
Receivable on open futures contracts	—	390

Total assets	41,077,335	56,035,123

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,160	—
Management fee payable	29,930	47,185
Unrealized depreciation on forward agreements	8,978,025	—

Total liabilities	9,010,115	47,185

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	32,067,220	55,987,938

Total liabilities and shareholders’ equity	$41,077,335	$56,035,123

Shares outstanding	966,976	866,978

Net asset value per share	$33.16	$64.58

Market value per share (Note 2)	$31.65	$64.55

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (122% of shareholders’ equity)
U.S. Treasury Bills^^:
0.296% due 07/21/16†	$8,077,000	$8,076,192
0.211% due 07/28/16†	8,262,000	8,260,885
0.253% due 08/04/16†	5,981,000	5,979,785
0.232% due 08/11/16†	10,957,000	10,954,379
0.335% due 09/01/16	1,448,000	1,447,414
0.260% due 09/22/16†	4,382,000	4,379,576

Total short-term U.S. government and agency obligations (cost $39,096,580)		$39,098,231

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2016	2	$186,230	$(12,180)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	0.85%	07/06/16	$(696,000)	$(12,780,926)	$(1,515,072)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	1.08	07/06/16	(1,353,000)	(24,846,763)	(4,154,451)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.65	07/06/16	(577,500)	(10,604,748)	(1,634,166)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	0.55	07/06/16	(156,000)	(2,864,659)	(305,412)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.58	07/06/16	(700,000)	(12,854,240)	(1,368,924)

					$(8,978,025)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $10,560 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$29,058	$4,035	$48,742	$10,178

Expenses
Management fee	99,330	134,697	194,741	259,052
Brokerage commissions and fees	17	17	25	25

Total expenses	99,347	134,714	194,766	259,077

Net investment income (loss)	(70,289)	(130,679)	(146,024)	(248,899)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(16,550)	11,225	(29,400)	25
Forward agreements	(6,424,268)	(580,371)	(11,759,922)	(1,930,876)
Short-term U.S. government and agency obligations	589	792	(2,372)	634

Net realized gain (loss)	(6,440,229)	(568,354)	(11,791,694)	(1,930,217)

Change in net unrealized appreciation/depreciation on
Futures contracts	(14,090)	(205)	(18,150)	1,330
Forward agreements	(9,526,266)	6,290,595	(13,756,304)	1,959,459
Short-term U.S. government and agency obligations	(4,305)	(1,247)	1,465	(980)

Change in net unrealized appreciation/depreciation	(9,544,661)	6,289,143	(13,772,989)	1,959,809

Net realized and unrealized gain (loss)	(15,984,890)	5,720,789	(25,564,683)	29,592

Net income (loss)	$(16,055,179)	$5,590,110	$(25,710,707)	$(219,307)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$55,987,938

Addition of 1,000,000 shares	50,115,414
Redemption of 900,002 shares	(48,325,425)

Net addition (redemption) of 99,998 shares	1,789,989

Net investment income (loss)	(146,024)
Net realized gain (loss)	(11,791,694)
Change in net unrealized appreciation/depreciation	(13,772,989)

Net income (loss)	(25,710,707)

Shareholders’ equity, at June 30, 2016	$32,067,220

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(25,710,707)	$(219,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	880	(1,100)
Purchases of short-term U.S. government and agency obligations	(87,581,881)	(100,907,460)
Proceeds from sales or maturities of short-term U.S government and agency obligations	99,261,715	95,484,510
Net amortization and accretion on short-term U.S government and agency obligations	(48,742)	(10,178)
Net realized gain (loss) on investments	2,372	(634)
Change in unrealized appreciation/depreciation on investments	13,754,839	(1,958,479)
Decrease (Increase) in receivable on futures contracts	390	5,630
Increase (Decrease) in management fee payable	(17,255)	5,544
Increase (Decrease) in payable on futures contracts	2,160	—

Net cash provided by (used in) operating activities	(336,229)	(7,601,474)

Cash flow from financing activities
Proceeds from addition of shares	50,115,414	49,611,938
Payment on shares redeemed	(48,325,425)	(41,284,262)

Net cash provided by (used in) financing activities	1,789,989	8,327,676

Net increase (decrease) in cash	1,453,760	726,202
Cash, beginning of period	514,784	207,506

Cash, end of period	$1,968,544	$933,708

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,808,529	$1,783,802
Segregated cash balances with brokers for futures contracts	497,228	503,745
Short-term U.S. government and agency obligations (Note 3) (cost $14,785,748 and $15,153,202, respectively)	14,786,144	15,153,211
Receivable on open futures contracts	46,894	84,235

Total assets	17,138,795	17,524,993

Liabilities and shareholders’ equity
Liabilities
Management fee payable	13,147	14,095

Total liabilities	13,147	14,095

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	17,125,648	17,510,898

Total liabilities and shareholders’ equity	$17,138,795	$17,524,993

Shares outstanding	400,000	400,005

Net asset value per share	$42.81	$43.78

Market value per share (Note 2)	$42.81	$43.74

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.256% due 07/21/16	$3,571,000	$3,570,643
0.211% due 07/28/16	5,745,000	5,744,224
0.225% due 08/11/16	2,969,000	2,968,290
0.250% due 09/01/16	2,504,000	2,502,987

Total short-term U.S. government and agency obligations (cost $14,785,748)		$14,786,144

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires September 2016	123	$17,077,781	$461,469

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $497,228 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$8,531	$1,283	$14,669	$2,663

Expenses
Management fee	38,959	46,327	79,492	85,186
Brokerage commissions and fees	679	851	1,429	1,719

Total expenses	39,638	47,178	80,921	86,905

Net investment income (loss)	(31,107)	(45,895)	(66,252)	(84,242)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(472,606)	(906,332)	(526,800)	1,150,762
Short-term U.S. government and agency obligations	—	—	33	—

Net realized gain (loss)	(472,606)	(906,332)	(526,767)	1,150,762

Change in net unrealized appreciation/depreciation on
Futures contracts	926,538	128,519	218,031	(147,043)
Short-term U.S. government and agency obligations	(1,087)	(173)	387	10

Change in net unrealized appreciation/depreciation	925,451	128,346	218,418	(147,033)

Net realized and unrealized gain (loss)	452,845	(777,986)	(308,349)	1,003,729

Net income (loss)	$421,738	$(823,881)	$(374,601)	$919,487

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$17,510,898

Addition of 50,000 shares	2,109,382
Redemption of 50,005 shares	(2,120,031)

Net addition (redemption) of (5) shares	(10,649)

Net investment income (loss)	(66,252)
Net realized gain (loss)	(526,767)
Change in net unrealized appreciation/depreciation	218,418

Net income (loss)	(374,601)

Shareholders’ equity, at June 30, 2016	$17,125,648

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(374,601)	$919,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	6,517	(261,690)
Purchases of short-term U.S. government and agency obligations	(29,469,778)	(24,431,813)
Proceeds from sales or maturities of short-term U.S government and agency obligations	29,851,934	19,629,000
Net amortization and accretion on short-term U.S government and agency obligations	(14,669)	(2,663)
Net realized gain (loss) on investments	(33)	—
Change in unrealized appreciation/depreciation on investments	(387)	(10)
Decrease (Increase) in receivable on futures contracts	37,341	(111,191)
Increase (Decrease) in management fee payable	(948)	3,893

Net cash provided by (used in) operating activities	35,376	(4,254,987)

Cash flow from financing activities
Proceeds from addition of shares	2,109,382	4,418,831
Payment on shares redeemed	(2,120,031)	—

Net cash provided by (used in) financing activities	(10,649)	4,418,831

Net increase (decrease) in cash	24,727	163,844
Cash, beginning of period	1,783,802	1,640,225

Cash, end of period	$1,808,529	$1,804,069

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,832,922	$1,958,996
Segregated cash balances with brokers for futures contracts	993,960	57,065
Short-term U.S. government and agency obligations (Note 3) (cost $15,925,177 and $18,409,449, respectively)	15,926,135	18,408,894
Receivable on open futures contracts	—	52,491

Total assets	18,753,017	20,477,446

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	24,787	—
Management fee payable	14,825	16,767

Total liabilities	39,612	16,767

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,713,405	20,460,679

Total liabilities and shareholders’ equity	$18,753,017	$20,477,446

Shares outstanding	350,000	350,005

Net asset value per share	$53.47	$58.46

Market value per share (Note 2)	$53.47	$58.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (85% of shareholders’ equity)
U.S. Treasury Bills^^:
0.295% due 07/21/16	$14,811,000	$14,809,519
0.234% due 08/25/16	1,117,000	1,116,616

Total short-term U.S. government and agency obligations (cost $15,925,177)		$15,926,135

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires September 2016	502	$37,268,480	$55,717

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $993,960 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$12,258	$749	$20,043	$1,856

Expenses
Management fee	44,642	45,158	93,486	97,982
Brokerage commissions and fees	3,774	3,603	7,744	7,600

Total expenses	48,416	48,761	101,230	105,582

Net investment income (loss)	(36,158)	(48,012)	(81,187)	(103,726)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(455,053)	(445,902)	(2,143,492)	2,533,768
Short-term U.S. government and agency obligations	219	7	219	226

Net realized gain (loss)	(454,834)	(445,895)	(2,143,273)	2,533,994

Change in net unrealized appreciation/depreciation on
Futures contracts	1,177,517	(517,310)	475,987	(840,941)
Short-term U.S. government and agency obligations	(1,319)	(13)	1,513	96

Change in net unrealized appreciation/depreciation	1,176,198	(517,323)	477,500	(840,845)

Net realized and unrealized gain (loss)	721,364	(963,218)	(1,665,773)	1,693,149

Net income (loss)	$685,206	$(1,011,230)	$(1,746,960)	$1,589,423

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$20,460,679

Redemption of 5 shares	(314)

Net addition (redemption) of (5) shares	(314)

Net investment income (loss)	(81,187)
Net realized gain (loss)	(2,143,273)
Change in net unrealized appreciation/depreciation	477,500

Net income (loss)	(1,746,960)

Shareholders’ equity, at June 30, 2016	$18,713,405

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(1,746,960)	$1,589,423
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(936,895)	638,242
Purchases of short-term U.S. government and agency obligations	(21,186,216)	(35,556,408)
Proceeds from sales or maturities of short-term U.S government and agency obligations	23,690,750	38,855,422
Net amortization and accretion on short-term U.S government and agency obligations	(20,043)	(1,856)
Net realized gain (loss) on investments	(219)	(226)
Change in unrealized appreciation/depreciation on investments	(1,513)	(96)
Decrease (Increase) in receivable on futures contracts	52,491	62,534
Increase (Decrease) in management fee payable	(1,942)	(3,422)
Increase (Decrease) in payable on futures contracts	24,787	52,029

Net cash provided by (used in) operating activities	(125,760)	5,635,642

Cash flow from financing activities
Proceeds from addition of shares	—	2,764,167
Payment on shares redeemed	(314)	(8,380,675)

Net cash provided by (used in) financing activities	(314)	(5,616,508)

Net increase (decrease) in cash	(126,074)	19,134
Cash, beginning of period	1,958,996	1,788,757

Cash, end of period	$1,832,922	$1,807,891

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$182,527	$10,372,583
Segregated cash balances with brokers for foreign currency forward contracts	15,803,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $366,707,612 and $546,177,230, respectively)	366,728,200	546,166,776
Unrealized appreciation on foreign currency forward contracts	7,069,239	—

Total assets	389,782,966	556,539,359

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,108,230
Management fee payable	296,430	414,275
Unrealized depreciation on foreign currency forward contracts	2,825,631	28,710,336

Total liabilities	3,122,061	34,232,841

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	386,660,905	522,306,518

Total liabilities and shareholders’ equity	$389,782,966	$556,539,359

Shares outstanding	15,900,000	20,450,014

Net asset value per share	$24.32	$25.54

Market value per share (Note 2)	$24.32	$25.53

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.250% due 07/07/16	$58,541,000	$58,540,415
0.266% due 07/14/16†	100,000,000	99,995,490
0.159% due 07/21/16†	42,646,000	42,641,735
0.259% due 09/08/16†	104,816,000	104,774,818
0.238% due 09/15/16†	17,856,000	17,848,272
0.290% due 09/22/16†	8,620,000	8,615,230
0.230% due 10/27/16†	34,337,000	34,312,240

Total short-term U.S. government and agency obligations (cost $366,707,612)		$366,728,200

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/08/16	83,932,700	$93,141,094	$(1,884,353)
Euro with UBS AG	07/08/16	51,350,400	56,984,137	(941,278)

				$(2,825,631)

Contracts to Sell
Euro with Goldman Sachs International	07/08/16	(440,595,725)	$(488,934,205)	$3,675,913
Euro with UBS AG	07/08/16	(392,387,400)	(435,436,866)	3,393,326

				$7,069,239

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$255,428	$54,503	$516,867	$122,093

Expenses
Management fee	921,922	1,350,724	1,988,314	2,607,869

Total expenses	921,922	1,350,724	1,988,314	2,607,869

Net investment income (loss)	(666,494)	(1,296,221)	(1,471,447)	(2,485,776)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(26,140,318)	(29,574,030)	(55,054,450)	77,941,788
Short-term U.S. government and agency obligations	6,294	3,345	(1,618)	15,866

Net realized gain (loss)	(26,134,024)	(29,570,685)	(55,056,068)	77,957,654

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	45,156,342	(18,914,111)	32,953,944	(12,286,910)
Short-term U.S. government and agency obligations	(62,232)	(12,097)	31,042	(7,829)

Change in net unrealized appreciation/depreciation	45,094,110	(18,926,208)	32,984,986	(12,294,739)

Net realized and unrealized gain (loss)	18,960,086	(48,496,893)	(22,071,082)	65,662,915

Net income (loss)	$18,293,592	$(49,793,114)	$(23,542,529)	$63,177,139

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$522,306,518

Addition of 450,000 shares	10,558,897
Redemption of 5,000,014 shares	(122,661,981)

Net addition (redemption) of (4,550,014) shares	(112,103,084)

Net investment income (loss)	(1,471,447)
Net realized gain (loss)	(55,056,068)
Change in net unrealized appreciation/depreciation	32,984,986

Net income (loss)	(23,542,529)

Shareholders’ equity, at June 30, 2016	$386,660,905

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(23,542,529)	$63,177,139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(15,803,000)	—
Purchases of short-term U.S. government and agency obligations	(665,608,389)	(783,662,041)
Proceeds from sales or maturities of short-term U.S government and agency obligations	845,593,256	692,733,482
Net amortization and accretion on short-term U.S government and agency obligations	(516,867)	(121,067)
Net realized gain (loss) on investments	1,618	(15,866)
Change in unrealized appreciation/depreciation on investments	(32,984,986)	12,294,739
Increase (Decrease) in management fee payable	(117,845)	62,765

Net cash provided by (used in) operating activities	107,021,258	(15,530,849)

Cash flow from financing activities
Proceeds from addition of shares	10,558,897	268,982,028
Payment on shares redeemed	(127,770,211)	(253,907,748)

Net cash provided by (used in) financing activities	(117,211,314)	15,074,280

Net increase (decrease) in cash	(10,190,056)	(456,569)
Cash, beginning of period	10,372,583	746,454

Cash, end of period	$182,527	$289,885

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$208,995	$276,968
Segregated cash balances with brokers for foreign currency forward contracts	1,274,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $208,996,823 and $260,014,650, respectively)	209,003,765	259,997,001
Unrealized appreciation on foreign currency forward contracts	1,968,365	933,727
Receivable from capital shares sold	6,353,179	—

Total assets	218,808,304	261,207,696

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	8,794,729
Management fee payable	148,085	210,888
Unrealized depreciation on foreign currency forward contracts	24,928,139	14,829,179

Total liabilities	25,076,224	23,834,796

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	193,732,080	237,372,900

Total liabilities and shareholders’ equity	$218,808,304	$261,207,696

Shares outstanding	3,049,290	2,699,294

Net asset value per share	$63.53	$87.94

Market value per share (Note 2)	$63.53	$87.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (108% of shareholders’ equity)
U.S. Treasury Bills^^:
0.250% due 07/07/16†	$16,107,000	$16,106,839
0.201% due 07/14/16†	94,081,000	94,076,757
0.217% due 07/28/16†	9,214,000	9,212,756
0.190% due 08/11/16†	31,035,000	31,027,576
0.223% due 08/25/16†	13,587,000	13,582,330
0.250% due 09/08/16†	27,609,000	27,598,152
0.238% due 09/15/16†	5,149,000	5,146,772
0.260% due 09/22/16†	2,524,000	2,522,604
0.267% due 10/27/16†	9,737,000	9,729,979

Total short-term U.S. government and agency obligations (cost $208,996,823)		$209,003,765

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/08/16	9,742,295,100	$94,343,198	$969,167
Yen with UBS AG	07/08/16	3,617,334,400	35,029,825	999,198

				$1,968,365

Contracts to Sell
Yen with Goldman Sachs International	07/08/16	(29,570,855,800)	$(286,360,561)	$(12,986,241)
Yen with UBS AG	07/08/16	(23,779,447,700)	(230,277,271)	(11,941,898)

				$(24,928,139)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$104,491	$39,919	$172,839	$84,967

Expenses
Management fee	429,269	1,013,305	898,414	2,174,897

Total expenses	429,269	1,013,305	898,414	2,174,897

Net investment income (loss)	(324,778)	(973,386)	(725,575)	(2,089,930)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(15,080,710)	30,642,122	(52,697,386)	25,534,388
Short-term U.S. government and agency obligations	341	1,865	(5,794)	4,308

Net realized gain (loss)	(15,080,369)	30,643,987	(52,703,180)	25,538,696

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(17,976,490)	(14,879,883)	(9,064,322)	(12,633,351)
Short-term U.S. government and agency obligations	(8,597)	695	24,591	(7,911)

Change in net unrealized appreciation/depreciation	(17,985,087)	(14,879,188)	(9,039,731)	(12,641,262)

Net realized and unrealized gain (loss)	(33,065,456)	15,764,799	(61,742,911)	12,897,434

Net income (loss)	$(33,390,234)	$14,791,413	$(62,468,486)	$10,807,504

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$237,372,900

Addition of 800,000 shares	55,105,156
Redemption of 450,004 shares	(36,277,490)

Net addition (redemption) of 349,996 shares	18,827,666

Net investment income (loss)	(725,575)
Net realized gain (loss)	(52,703,180)
Change in net unrealized appreciation/depreciation	(9,039,731)

Net income (loss)	(62,468,486)

Shareholders’ equity, at June 30, 2016	$193,732,080

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$(62,468,486)	$10,807,504
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(1,274,000)	—
Purchases of short-term U.S. government and agency obligations	(375,205,996)	(615,858,523)
Proceeds from sales or maturities of short-term U.S government and agency obligations	426,390,868	720,044,569
Net amortization and accretion on short-term U.S government and agency obligations	(172,839)	(84,967)
Net realized gain (loss) on investments	5,794	(4,308)
Change in unrealized appreciation/depreciation on investments	9,039,731	12,641,262
Increase (Decrease) in management fee payable	(62,803)	(100,943)

Net cash provided by (used in) operating activities	(3,747,731)	127,444,594

Cash flow from financing activities
Proceeds from addition of shares	48,751,977	95,954,298
Payment on shares redeemed	(45,072,219)	(223,499,852)

Net cash provided by (used in) financing activities	3,679,758	(127,545,554)

Net increase (decrease) in cash	(67,973)	(100,960)
Cash, beginning of period	276,968	532,706

Cash, end of period	$208,995	$431,746

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$865,515	$211,629
Segregated cash balances with brokers for swap agreements	179,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $11,255,636 and $7,084,754, respectively)	11,255,632	7,084,065
Unrealized appreciation on swap agreements	174,886	32,372

Total assets	12,475,033	7,328,066

Liabilities and shareholders’ equity
Liabilities
Management fee payable	9,555	5,794
Unrealized depreciation on swap agreements	—	216,288

Total liabilities	9,555	222,082

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	12,465,478	7,105,984

Total liabilities and shareholders’ equity	$12,475,033	$7,328,066

Shares outstanding	349,961	249,965

Net asset value per share	$35.62	$28.43

Market value per share (Note 2)	$35.44	$28.07

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (90% of shareholders’ equity)
U.S. Treasury Bills^^:
0.150% due 07/21/16	$1,519,000	$1,518,848
0.190% due 08/11/16†	4,540,000	4,538,914
0.234% due 08/25/16†	3,564,000	3,562,775
0.260% due 09/22/16†	1,636,000	1,635,095

Total short-term U.S. government and agency obligations (cost $11,255,636)		$11,255,632

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg Commodity Index	0.18%	07/06/16	$10,214,040	$71,429
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.20	07/06/16	3,591,175	28,983
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	07/06/16	8,738,054	55,789
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	07/06/16	2,392,652	18,685

				$174,886

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$4,426	$232	$5,926	$486

Expenses
Management fee	23,486	5,995	36,924	11,768

Total expenses	23,486	5,995	36,924	11,768

Net investment income (loss)	(19,060)	(5,763)	(30,998)	(11,282)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	1,999,899	7,472	1,709,831	(512,987)
Short-term U.S. government and agency obligations	(1)	(21)	(195)	(7)

Net realized gain (loss)	1,999,898	7,451	1,709,636	(512,994)

Change in net unrealized appreciation/depreciation on
Swap agreements	252,925	225,590	358,802	427,495
Short-term U.S. government and agency obligations	(792)	(43)	685	4

Change in net unrealized appreciation/depreciation	252,133	225,547	359,487	427,499

Net realized and unrealized gain (loss)	2,252,031	232,998	2,069,123	(85,495)

Net income (loss)	$2,232,971	$227,235	$2,038,125	$(96,777)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$7,105,984

Addition of 200,000 shares	6,046,620
Redemption of 100,004 shares	(2,725,251)

Net addition (redemption) of 99,996 shares	3,321,369

Net investment income (loss)	(30,998)
Net realized gain (loss)	1,709,636
Change in net unrealized appreciation/depreciation	359,487

Net income (loss)	2,038,125

Shareholders’ equity, at June 30, 2016	$12,465,478

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$2,038,125	$(96,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(179,000)	—
Purchases of short-term U.S. government and agency obligations	(15,833,955)	(3,628,526)
Proceeds from sales or maturities of short-term U.S government and agency obligations	11,668,804	5,000,927
Net amortization and accretion on short-term U.S government and agency obligations	(5,926)	(486)
Net realized gain (loss) on investments	195	7
Change in unrealized appreciation/depreciation on investments	(359,487)	(427,499)
Increase (Decrease) in management fee payable	3,761	(461)

Net cash provided by (used in) operating activities	(2,667,483)	847,185

Cash flow from financing activities
Proceeds from addition of shares	6,046,620	1,200,621
Payment on shares redeemed	(2,725,251)	(1,233,308)

Net cash provided by (used in) financing activities	3,321,369	(32,687)

Net increase (decrease) in cash	653,886	814,498
Cash, beginning of period	211,629	185,684

Cash, end of period	$865,515	$1,000,182

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$4,620,057	$4,008,379
Segregated cash balances with brokers for futures contracts	28,050,000	47,571,810
Segregated cash balances with brokers for swap agreements	6,961,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $915,011,381 and $797,652,302, respectively)	915,035,627	797,650,543
Receivable from capital shares sold	8,392,553	4,894,509
Receivable on open futures contracts	—	5,150,763

Total assets	963,059,237	859,276,004

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,514,956
Payable on open futures contracts	10,498,791	—
Brokerage commissions and fees payable	21,692	25,000
Management fee payable	696,242	636,984
Unrealized depreciation on swap agreements	53,278,770	72,176,589

Total liabilities	64,495,495	75,353,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	898,563,742	783,922,475

Total liabilities and shareholders’ equity	$963,059,237	$859,276,004

Shares outstanding	73,877,866	62,327,867

Net asset value per share	$12.16	$12.58

Market value per share (Note 2)	$12.22	$12.54

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills^^:
0.171% due 07/07/16†	$44,128,000	$44,127,559
0.150% due 07/21/16†	43,740,000	43,735,626
0.225% due 07/28/16†	84,461,000	84,449,598
0.232% due 08/04/16†	164,081,000	164,047,675
0.194% due 08/11/16†	98,511,000	98,487,436
0.241% due 08/25/16†	59,000,000	58,979,722
0.242% due 09/01/16	9,353,000	9,349,215
0.256% due 09/08/16†	111,654,500	111,610,631
0.270% due 09/22/16†	216,385,500	216,265,774
0.220% due 10/06/16	84,039,000	83,982,391

Total short-term U.S. government and agency obligations (cost $915,011,381)		$915,035,627

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires September 2016	7,500	$367,575,000	$(12,093,646)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	07/06/16	$336,118,991	$(12,635,188)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.20	07/06/16	322,512,270	(11,854,164)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/16	339,972,378	(11,448,659)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/16	105,676,541	(3,887,818)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	07/06/16	325,294,079	(13,452,941)

				$(53,278,770)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $28,050,000 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$498,531	$65,327	$949,595	$141,569

Expenses
Management fee	2,100,452	2,401,552	3,913,130	4,245,253
Brokerage commissions and fees	166,881	223,457	331,194	300,710

Total expenses	2,267,333	2,625,009	4,244,324	4,545,963

Net investment income (loss)	(1,768,802)	(2,559,682)	(3,294,729)	(4,404,394)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	143,306,155	62,631,818	36,948,486	2,233,204
Swap agreements	223,376,017	143,672,353	76,397,686	30,387,848
Short-term U.S. government and agency obligations	12,969	16,676	(15,690)	60,872

Net realized gain (loss)	366,695,141	206,320,847	113,330,482	32,681,924

Change in net unrealized appreciation/depreciation on
Futures contracts	(67,940,201)	55,158,363	5,835,668	37,769,709
Swap agreements	(2,455,855)	96,601,977	18,897,819	94,308,855
Short-term U.S. government and agency obligations	(107,007)	(739)	26,005	389

Change in net unrealized appreciation/depreciation	(70,503,063)	151,759,601	24,759,492	132,078,953

Net realized and unrealized gain (loss)	296,192,078	358,080,448	138,089,974	164,760,877

Net income (loss)	$294,423,276	$355,520,766	$134,795,245	$160,356,483

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$783,922,475

Addition of 65,350,000 shares	538,776,226
Redemption of 53,800,001 shares	(558,930,204)

Net addition (redemption) of 11,549,999 shares	(20,153,978)

Net investment income (loss)	(3,294,729)
Net realized gain (loss)	113,330,482
Change in net unrealized appreciation/depreciation	24,759,492

Net income (loss)	134,795,245

Shareholders’ equity, at June 30, 2016	$898,563,742

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$134,795,245	$160,356,483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	19,521,810	19,434,696
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(6,961,000)	—
Purchases of short-term U.S. government and agency obligations	(1,945,030,052)	(2,456,271,120)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,828,604,878	2,038,462,358
Net amortization and accretion on short-term U.S government and agency obligations	(949,595)	(138,430)
Net realized gain (loss) on investments	15,690	(60,872)
Change in unrealized appreciation/depreciation on investments	(18,923,824)	(94,309,244)
Decrease (Increase) in receivable on futures contracts	5,150,763	(13,029,983)
Increase (Decrease) in management fee payable	59,258	425,582
Increase (Decrease) in brokerage commissions and fees payable	(3,308)	32,509
Increase (Decrease) in payable on futures contracts	10,498,791	(5,817,266)

Net cash provided by (used in) operating activities	26,778,656	(350,915,287)

Cash flow from financing activities
Proceeds from addition of shares	535,278,182	1,407,318,838
Payment on shares redeemed	(561,445,160)	(1,054,494,402)

Net cash provided by (used in) financing activities	(26,166,978)	352,824,436

Net increase (decrease) in cash	611,678	1,909,149
Cash, beginning of period	4,008,379	2,349,384

Cash, end of period	$4,620,057	$4,258,533

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,837,037	$1,411,137
Segregated cash balances with brokers for futures contracts	5,557,640	7,595,280
Short-term U.S. government and agency obligations (Note 3) (cost $34,840,102 and $26,806,648, respectively)	34,841,034	26,807,731
Receivable on open futures contracts	1,154,082	3,065,769

Total assets	43,389,793	38,879,917

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and fees payable	3,690	3,623
Management fee payable	30,142	25,110

Total liabilities	33,832	28,733

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	43,355,961	38,851,184

Total liabilities and shareholders’ equity	$43,389,793	$38,879,917

Shares outstanding	2,442,169	2,092,170

Net asset value per share	$17.75	$18.57

Market value per share (Note 2)	$17.65	$18.48

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (80% of shareholders’ equity)
U.S. Treasury Bills^^:
0.220% due 07/14/16	$2,551,000	$2,550,885
0.150% due 07/21/16	1,430,000	1,429,857
0.221% due 07/28/16	5,544,000	5,543,251
0.234% due 08/25/16	1,567,000	1,566,461
0.335% due 09/01/16	1,698,000	1,697,313
0.246% due 09/08/16	8,023,000	8,019,848
0.260% due 09/22/16	2,234,000	2,232,764
0.186% due 10/06/16	3,581,000	3,578,588
0.230% due 10/27/16	8,228,000	8,222,067

Total short-term U.S. government and agency obligations (cost $34,840,102)		$34,841,034

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, September 2016	2,972	$86,722,960	$6,970,020

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $5,557,640 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$15,411	$5,742	$27,143	$11,384

Expenses
Management fee	75,122	158,681	143,866	331,489
Brokerage commissions and fees	40,615	69,898	72,364	109,616

Total expenses	115,737	228,579	216,230	441,105

Net investment income (loss)	(100,326)	(222,837)	(189,087)	(429,721)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	10,484,507	(3,971,479)	4,627,286	(49,808,443)
Short-term U.S. government and agency obligations	829	356	(669)	4,811

Net realized gain (loss)	10,485,336	(3,971,123)	4,626,617	(49,803,632)

Change in net unrealized appreciation/depreciation on
Futures contracts	7,854,286	6,588,334	657,141	34,039,992
Short-term U.S. government and agency obligations	(2,350)	148	(151)	(541)

Change in net unrealized appreciation/depreciation	7,851,936	6,588,482	656,990	34,039,451

Net realized and unrealized gain (loss)	18,337,272	2,617,359	5,283,607	(15,764,181)

Net income (loss)	$18,236,946	$2,394,522	$5,094,520	$(16,193,902)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$38,851,184

Addition of 1,500,000 shares	14,615,097
Redemption of 1,150,001 shares	(15,204,840)

Net addition (redemption) of 349,999 shares	(589,743)

Net investment income (loss)	(189,087)
Net realized gain (loss)	4,626,617
Change in net unrealized appreciation/depreciation	656,990

Net income (loss)	5,094,520

Shareholders’ equity, at June 30, 2016	$43,355,961

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$5,094,520	$(16,193,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,037,640	16,811,553
Purchases of short-term U.S. government and agency obligations	(68,130,394)	(166,594,683)
Proceeds from sales or maturities of short-term U.S government and agency obligations	60,123,414	160,327,756
Net amortization and accretion on short-term U.S government and agency obligations	(27,143)	(10,064)
Net realized gain (loss) on investments	669	(4,811)
Change in unrealized appreciation/depreciation on investments	151	541
Decrease (Increase) in receivable on futures contracts	1,911,687	(944,439)
Increase (Decrease) in management fee payable	5,032	(13,703)
Increase (Decrease) in brokerage commissions and fees payable	67	5,609
Increase (Decrease) in payable on futures contracts	—	(9,552,314)

Net cash provided by (used in) operating activities	1,015,643	(16,168,457)

Cash flow from financing activities
Proceeds from addition of shares	14,615,097	51,538,449
Payment on shares redeemed	(15,204,840)	(34,216,208)

Net cash provided by (used in) financing activities	(589,743)	17,322,241

Net increase (decrease) in cash	425,900	1,153,784
Cash, beginning of period	1,411,137	1,653,582

Cash, end of period	$1,837,037	$2,807,366

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$954,024	$251,524
Segregated cash balances with brokers for futures contracts	12,100	8,250
Short-term U.S. government and agency obligations (Note 3) (cost $88,942,816 and $71,908,280, respectively)	88,949,081	71,912,587
Unrealized appreciation on forward agreements	10,949,405	—
Receivable on open futures contracts	—	80

Total assets	100,864,610	72,172,441

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,260	—
Management fee payable	73,457	57,031
Unrealized depreciation on forward agreements	—	2,250,595

Total liabilities	74,717	2,307,626

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	100,789,893	69,864,815

Total liabilities and shareholders’ equity	$100,864,610	$72,172,441

Shares outstanding	2,250,000	2,350,014

Net asset value per share	$44.80	$29.73

Market value per share (Note 2)	$45.03	$29.73

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (88% of shareholders’ equity)
U.S. Treasury Bills^^:
0.251% due 07/14/16†	$23,092,000	$23,090,959
0.150% due 07/21/16†	3,710,000	3,709,629
0.211% due 07/28/16†	7,892,000	7,890,935
0.227% due 08/04/16†	8,797,000	8,795,213
0.249% due 08/11/16†	5,375,000	5,373,714
0.234% due 08/25/16	105,000	104,964
0.280% due 09/08/16†	5,000,000	4,998,035
0.290% due 09/22/16†	35,005,000	34,985,632

Total short-term U.S. government and agency obligations (cost $88,942,816)		$88,949,081

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2016	2	$264,120	$7,580

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	1.25%	07/06/16	$37,100	$49,007,987	$2,201,783
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	1.55	07/06/16	42,800	56,540,084	3,356,348
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	1.40	07/06/16	31,920	42,165,043	2,308,590
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	1.45	07/06/16	15,400	20,342,784	1,168,788
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	1.30	07/06/16	25,200	33,287,940	1,913,896

					$10,949,405

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $12,100 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$59,634	$8,894	$106,020	$21,632

Expenses
Management fee	221,251	221,273	420,073	461,738
Brokerage commissions and fees	8	9	25	25

Total expenses	221,259	221,282	420,098	461,763

Net investment income (loss)	(161,625)	(212,388)	(314,078)	(440,131)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,040	13,900	38,600	11,860
Forward agreements	(4,911,577)	(934,076)	21,035,479	(3,919,792)
Short-term U.S. government and agency obligations	177	292	103	2,200

Net realized gain (loss)	(4,909,360)	(919,884)	21,074,182	(3,905,732)

Change in net unrealized appreciation/depreciation on
Futures contracts	14,460	(16,440)	12,780	(15,000)
Forward agreements	16,117,052	(2,075,872)	13,200,000	(2,466,058)
Short-term U.S. government and agency obligations	(9,368)	(2,706)	1,958	(2,333)

Change in net unrealized appreciation/depreciation	16,122,144	(2,095,018)	13,214,738	(2,483,391)

Net realized and unrealized gain (loss)	11,212,784	(3,014,902)	34,288,920	(6,389,123)

Net income (loss)	$11,051,159	$(3,227,290)	$33,974,842	$(6,829,254)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$69,864,815

Addition of 100,000 shares	4,103,970
Redemption of 200,014 shares	(7,153,734)

Net addition (redemption) of (100,014) shares	(3,049,764)

Net investment income (loss)	(314,078)
Net realized gain (loss)	21,074,182
Change in net unrealized appreciation/depreciation	13,214,738

Net income (loss)	33,974,842

Shareholders’ equity, at June 30, 2016	$100,789,893

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$33,974,842	$(6,829,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,850)	550
Purchases of short-term U.S. government and agency obligations	(166,483,272)	(120,780,305)
Proceeds from sales or maturities of short-term U.S government and agency obligations	149,554,859	133,494,767
Net amortization and accretion on short-term U.S government and agency obligations	(106,020)	(21,632)
Net realized gain (loss) on investments	(103)	(2,200)
Change in unrealized appreciation/depreciation on investments	(13,201,958)	2,468,391
Decrease (Increase) in receivable on futures contracts	80	—
Increase (Decrease) in management fee payable	16,426	(14,799)
Increase (Decrease) in payable on futures contracts	1,260	(1,820)

Net cash provided by (used in) operating activities	3,752,264	8,313,698

Cash flow from financing activities
Proceeds from addition of shares	4,103,970	2,093,762
Payment on shares redeemed	(7,153,734)	(10,419,353)

Net cash provided by (used in) financing activities	(3,049,764)	(8,325,591)

Net increase (decrease) in cash	702,500	(11,893)
Cash, beginning of period	251,524	104,145

Cash, end of period	$954,024	$92,252

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$306,934	$243,900
Segregated cash balances with brokers for futures contracts	10,560	17,160
Segregated cash balances with brokers for forward agreements	2,162,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $306,843,914 and $238,900,176, respectively)	306,857,107	238,899,626
Unrealized appreciation on forward agreements	75,484,625	—
Receivable from capital shares sold	2,276,852	—
Receivable on open futures contracts	2,160	—

Total assets	387,100,238	239,160,686

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,875
Management fee payable	261,839	181,068
Unrealized depreciation on forward agreements	—	22,561,101

Total liabilities	261,839	22,744,044

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	386,838,399	216,416,642

Total liabilities and shareholders’ equity	$387,100,238	$239,160,686

Shares outstanding	8,496,526	7,996,533

Net asset value per share	$45.53	$27.06

Market value per share (Note 2)	$47.67	$27.08

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (79% of shareholders’ equity)
U.S. Treasury Bills^^:
0.266% due 07/14/16†	$25,109,000	$25,107,867
0.150% due 07/21/16	10,372,000	10,370,963
0.211% due 07/28/16	2,942,000	2,941,603
0.227% due 08/04/16†	79,066,000	79,049,942
0.202% due 08/11/16†	40,203,000	40,193,383
0.241% due 08/25/16†	27,143,000	27,133,671
0.250% due 09/01/16	3,837,000	3,835,447
0.246% due 09/08/16†	61,619,500	61,595,290
0.290% due 09/22/16†	46,619,500	46,593,705
0.271% due 10/06/16†	10,042,000	10,035,236

Total short-term U.S. government and agency obligations (cost $306,843,914)		$306,857,107

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2016	2	$186,230	$12,130

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	1.35%	07/06/16	$12,868,000	$236,300,231	$22,155,715
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	1.68	07/06/16	9,342,800	171,573,048	15,623,901
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	1.50	07/06/16	10,245,800	188,145,675	19,101,261
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.55	07/06/16	3,484,000	63,977,389	6,782,766
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	1.48	07/06/16	6,179,000	113,466,213	11,820,982

					$75,484,625

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $10,560 was pledged to cover margin requirements for open futures contracts as of June 30, 2016.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$188,656	$36,301	$310,266	$74,547

Expenses
Management fee	741,794	715,430	1,322,264	1,453,507
Brokerage commissions and fees	17	19	27	27

Total expenses	741,811	715,449	1,322,291	1,453,534

Net investment income (loss)	(553,155)	(679,148)	(1,012,025)	(1,378,987)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	15,900	(11,449)	35,100	(299)
Forward agreements	21,367,809	1,770,580	55,463,053	(16,009,663)
Short-term U.S. government and agency obligations	2,806	1,371	2,226	6,114

Net realized gain (loss)	21,386,515	1,760,502	55,500,379	(16,003,848)

Change in net unrealized appreciation/depreciation on
Futures contracts	14,741	(1,590)	21,160	(3,350)
Forward agreements	86,641,014	(36,479,395)	98,045,726	(1,463,407)
Short-term U.S. government and agency obligations	(39,264)	(4,557)	13,743	(3,650)

Change in net unrealized appreciation/depreciation	86,616,491	(36,485,542)	98,080,629	(1,470,407)

Net realized and unrealized gain (loss)	108,003,006	(34,725,040)	153,581,008	(17,474,255)

Net income (loss)	$107,449,851	$(35,404,188)	$152,568,983	$(18,853,242)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$216,416,642

Addition of 1,350,000 shares	47,595,435
Redemption of 850,007 shares	(29,742,661)

Net addition (redemption) of 499,993 shares	17,852,774

Net investment income (loss)	(1,012,025)
Net realized gain (loss)	55,500,379
Change in net unrealized appreciation/depreciation	98,080,629

Net income (loss)	152,568,983

Shareholders’ equity, at June 30, 2016	$386,838,399

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$152,568,983	$(18,853,242)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	6,600	(8,800)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(2,162,000)	—
Purchases of short-term U.S. government and agency obligations	(596,954,106)	(400,537,544)
Proceeds from sales or maturities of short-term U.S government and agency obligations	529,322,860	406,334,646
Net amortization and accretion on short-term U.S government and agency obligations	(310,266)	(74,547)
Net realized gain (loss) on investments	(2,226)	(6,114)
Change in unrealized appreciation/depreciation on investments	(98,059,469)	1,467,056
Decrease (Increase) in receivable on futures contracts	(2,160)	—
Increase (Decrease) in management fee payable	80,771	(28,001)
Increase (Decrease) in payable for investments purchased	—	3,695,661
Increase (Decrease) in payable on futures contracts	(1,875)	(5,060)

Net cash provided by (used in) operating activities	(15,512,888)	(8,015,945)

Cash flow from financing activities
Proceeds from addition of shares	45,318,583	59,122,228
Payment on shares redeemed	(29,742,661)	(47,414,873)

Net cash provided by (used in) financing activities	15,575,922	11,707,355

Net increase (decrease) in cash	63,034	3,691,410
Cash, beginning of period	243,900	305,004

Cash, end of period	$306,934	$3,996,414

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$185,855	$227,310
Short-term U.S. government and agency obligations (Note 3) (cost $9,521,341 and $11,605,665, respectively)	9,522,305	11,605,262
Unrealized appreciation on foreign currency forward contracts	5,116	604,920

Total assets	9,713,276	12,437,492

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,569,718
Management fee payable	7,642	10,044
Unrealized depreciation on foreign currency forward contracts	172,730	—

Total liabilities	180,372	1,579,762

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,532,904	10,857,730

Total liabilities and shareholders’ equity	$9,713,276	$12,437,492

Shares outstanding	600,000	700,014

Net asset value per share	$15.89	$15.51

Market value per share (Note 2)	$15.86	$15.51

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (100% of shareholders’ equity)
U.S. Treasury Bills^^:
0.310% due 07/21/16†	$822,000	$821,918
0.234% due 08/25/16†	973,000	972,665
0.290% due 09/22/16	7,732,000	7,727,722

Total short-term U.S. government and agency obligations (cost $9,521,341)		$9,522,305

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/08/16	9,644,425	$10,702,531	$(93,406)
Euro with UBS AG	07/08/16	8,473,000	9,402,587	(79,324)

				$(172,730)

Contracts to Sell
Euro with Goldman Sachs International	07/08/16	(628,600)	$(697,565)	$3,364
Euro with UBS AG	07/08/16	(336,200)	(373,085)	1,752

				$5,116

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$6,834	$1,028	$11,797	$1,562

Expenses
Management fee	23,237	35,245	48,943	51,477

Total expenses	23,237	35,245	48,943	51,477

Net investment income (loss)	(16,403)	(34,217)	(37,146)	(49,915)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	605,039	436,915	1,109,709	(628,301)
Short-term U.S. government and agency obligations	217	46	147	60

Net realized gain (loss)	605,256	436,961	1,109,856	(628,241)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(1,161,976)	645,268	(772,534)	(30,111)
Short-term U.S. government and agency obligations	(1,141)	98	1,367	142

Change in net unrealized appreciation/depreciation	(1,163,117)	645,366	(771,167)	(29,969)

Net realized and unrealized gain (loss)	(557,861)	1,082,327	338,689	(658,210)

Net income (loss)	$(574,264)	$1,048,110	$301,543	$(708,125)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$10,857,730

Addition of 50,000 shares	831,691
Redemption of 150,014 shares	(2,458,060)

Net addition (redemption) of (100,014) shares	(1,626,369)

Net investment income (loss)	(37,146)
Net realized gain (loss)	1,109,856
Change in net unrealized appreciation/depreciation	(771,167)

Net income (loss)	301,543

Shareholders’ equity, at June 30, 2016	$9,532,904

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$301,543	$(708,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(26,640,527)	(19,582,990)
Proceeds from sales or maturities of short-term U.S government and agency obligations	28,736,795	8,850,865
Net amortization and accretion on short-term U.S government and agency obligations	(11,797)	(1,562)
Net realized gain (loss) on investments	(147)	(60)
Change in unrealized appreciation/depreciation on investments	771,167	29,969
Increase (Decrease) in management fee payable	(2,402)	9,239

Net cash provided by (used in) operating activities	3,154,632	(11,402,664)

Cash flow from financing activities
Proceeds from addition of shares	831,691	13,540,570
Payment on shares redeemed	(4,027,778)	(2,541,066)

Net cash provided by (used in) financing activities	(3,196,087)	10,999,504

Net increase (decrease) in cash	(41,455)	(403,160)
Cash, beginning of period	227,310	671,117

Cash, end of period	$185,855	$267,957

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$301,207	$147,371
Short-term U.S. government and agency obligations (Note 3) (cost $6,211,707 and $5,069,206, respectively)	6,212,029	5,069,491
Unrealized appreciation on foreign currency forward contracts	768,799	267,014

Total assets	7,282,035	5,483,876

Liabilities and shareholders’ equity
Liabilities
Management fee payable	5,440	4,325
Unrealized depreciation on foreign currency forward contracts	11,331	5,703

Total liabilities	16,771	10,028

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,265,264	5,473,848

Total liabilities and shareholders’ equity	$7,282,035	$5,483,876

Shares outstanding	99,970	99,974

Net asset value per share	$72.67	$54.75

Market value per share (Note 2)	$72.71	$54.70

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.310% due 07/21/16†	$3,927,000	$3,926,607
0.225% due 08/11/16	1,985,000	1,984,525
0.234% due 08/25/16	301,000	300,897

Total short-term U.S. government and agency obligations (cost $6,211,707)		$6,212,029

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/08/16	1,044,190,800	$10,111,816	$502,324
Yen with UBS AG	07/08/16	518,229,500	5,018,471	266,475

				$768,799

Contracts to Sell
Yen with Goldman Sachs International	07/08/16	(48,749,300)	$(472,082)	$(9,550)
Yen with UBS AG	07/08/16	(13,000,100)	(125,892)	(1,781)

				$(11,331)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income
Interest	$4,255	$459	$7,149	$750

Expenses
Management fee	15,811	12,940	29,811	22,321

Total expenses	15,811	12,940	29,811	22,321

Net investment income (loss)	(11,556)	(12,481)	(22,662)	(21,571)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	485,862	(438,565)	1,318,083	(519,177)
Short-term U.S. government and agency obligations	—	22	—	8

Net realized gain (loss)	485,862	(438,543)	1,318,083	(519,169)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	597,266	201,096	496,157	175,163
Short-term U.S. government and agency obligations	(315)	308	37	114

Change in net unrealized appreciation/depreciation	596,951	201,404	496,194	175,277

Net realized and unrealized gain (loss)	1,082,813	(237,139)	1,814,277	(343,892)

Net income (loss)	$1,071,257	$(249,620)	$1,791,615	$(365,463)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$5,473,848

Redemption of 4 shares	(199)

Net addition (redemption) of (4) shares	(199)

Net investment income (loss)	(22,662)
Net realized gain (loss)	1,318,083
Change in net unrealized appreciation/depreciation	496,194

Net income (loss)	1,791,615

Shareholders’ equity, at June 30, 2016	$7,265,264

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flow from operating activities
Net income (loss)	$1,791,615	$(365,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(11,855,352)	(6,014,165)
Proceeds from sales or maturities of short-term U.S government and agency obligations	10,720,000	2,792,962
Net amortization and accretion on short-term U.S government and agency obligations	(7,149)	(750)
Net realized gain (loss) on investments	—	(8)
Change in unrealized appreciation/depreciation on investments	(496,194)	(175,277)
Increase (Decrease) in management fee payable	1,115	2,573

Net cash provided by (used in) operating activities	154,035	(3,760,128)

Cash flow from financing activities
Proceeds from addition of shares	—	4,285,016
Payment on shares redeemed	(199)	(688,682)

Net cash provided by (used in) financing activities	(199)	3,596,334

Net increase (decrease) in cash	153,836	(163,794)
Cash, beginning of period	147,371	846,919

Cash, end of period	$301,207	$683,125

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$31,170,829	$48,049,225
Segregated cash balances with brokers for futures contracts	319,123,024	261,083,712
Segregated cash balances with brokers for swap agreements	7,376,000	—
Segregated cash balances with brokers for forward agreements	2,663,000	—
Segregated cash balances with brokers for foreign currency forward contracts	17,077,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,788,630,705 and $3,313,585,456, respectively)	3,788,779,379	3,313,591,600
Unrealized appreciation on swap agreements	11,983,836	6,669,519
Unrealized appreciation on forward agreements	86,434,030	6,587,221
Unrealized appreciation on foreign currency forward contracts	9,811,519	1,805,661
Receivable from capital shares sold	227,627,809	48,046,138
Receivable on open futures contracts	19,818,999	27,655,327

Total assets	4,521,865,425	3,713,488,403

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	198,768,475	60,119,975
Payable on open futures contracts	123,312,761	3,078,269
Brokerage commissions and fees payable	29,470	39,148
Management fee payable	3,174,535	2,839,305
Unrealized depreciation on swap agreements	53,424,413	72,446,044
Unrealized depreciation on forward agreements	17,158,865	24,811,696
Unrealized depreciation on foreign currency forward contracts	27,937,831	43,545,218

Total liabilities	423,806,350	206,879,655

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,098,059,075	3,506,608,748

Total liabilities and shareholders’ equity	$4,521,865,425	$3,713,488,403

Shares outstanding	149,097,350	143,049,418

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015**	Six months ended June 30, 2016 *	Six months ended June 30, 2015**
Investment Income
Interest	$2,351,155	$302,360	$4,161,392	$663,031

Expenses
Management fee	9,442,881	9,167,300	17,336,602	18,193,417
Brokerage commissions and fees	2,339,266	1,556,503	3,903,387	3,173,743
Offering costs	—	16,401	—	32,622
Limitation by Sponsor	—	(490)	—	(2,024)

Total expenses	11,782,147	10,739,714	21,239,989	21,397,758

Net investment income (loss)	(9,430,992)	(10,437,354)	(17,078,597)	(20,734,727)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(383,587,036)	(352,520,924)	(540,391,505)	(550,824,346)
Swap agreements	146,492,089	99,131,062	(2,339,938)	12,725,799
Forward agreements	9,777,375	(255,396)	45,108,454	(20,455,330)
Foreign currency forward contracts	(40,130,127)	1,066,442	(105,324,044)	102,328,698
Short-term U.S. government and agency obligations	79,123	53,602	(40,651)	162,418

Net realized gain (loss)	(267,368,576)	(252,525,214)	(602,987,684)	(456,062,761)

Change in net unrealized appreciation/depreciation on
Futures contracts	8,022,867	180,287,597	(130,712,193)	110,988,754
Swap agreements	2,297,762	63,009,579	24,335,948	60,467,124
Forward agreements	83,326,409	(30,679,563)	87,499,640	315,800
Foreign currency forward contracts	26,615,142	(32,947,630)	23,613,245	(24,775,209)
Short-term U.S. government and agency obligations	(478,052)	(3,524)	142,530	(14,498)

Change in net unrealized appreciation/depreciation	119,784,128	179,666,459	4,879,170	146,981,971

Net realized and unrealized gain (loss)	(147,584,448)	(72,858,755)	(598,108,514)	(309,080,790)

Net income (loss)	$(157,015,440)	$(83,296,109)	$(615,187,111)	$(329,815,517)

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, the date of liquidation. See Note 1.
**	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016*

(unaudited)

Shareholders’ equity, at December 31, 2015	$3,506,608,748

Addition of 147,620,000 shares	6,074,319,404
Redemption of 119,880,158 shares	(4,867,681,966)

Net addition (redemption) of 27,739,842 shares	1,206,637,438

Net investment income (loss)	(17,078,597)
Net realized gain (loss)	(602,987,684)
Change in net unrealized appreciation/depreciation	4,879,170

Net income (loss)	(615,187,111)

Shareholders’ equity, at June 30, 2016	$4,098,059,075

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six months ended June 30, 2016*	Six months ended June 30, 2015**
Cash flow from operating activities
Net income (loss)	$(615,187,111)	$(329,815,517)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(58,039,312)	129,549,198
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(7,376,000)	—
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(2,663,000)	—
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward agreements	(17,077,000)	—
Purchases of short-term U.S. government and agency obligations	(9,799,037,036)	(8,637,664,102)
Proceeds from sales or maturities of short-term U.S government and agency obligations	9,328,106,607	8,194,114,705
Net amortization and accretion on short-term U.S government and agency obligations	(4,155,471)	(656,948)
Net realized gain (loss) on investments	40,651	(162,418)
Change in unrealized appreciation/depreciation on investments	(135,591,363)	(35,993,218)
Decrease (Increase) in receivable on futures contracts	7,836,328	(87,595,833)
Decrease (Increase) in Limitation by Sponsor	—	(2,024)
Change in offering cost	—	32,622
Increase (Decrease) in management fee payable	335,230	182,367
Increase (Decrease) in brokerage commissions and fees payable	(9,678)	46,819
Increase (Decrease) in payable for investments purchased	—	3,695,661
Increase (Decrease) in payable on futures contracts	120,234,492	(33,114,008)

Net cash provided by (used in) operating activities	(1,182,582,663)	(797,382,696)

Cash flow from financing activities
Proceeds from addition of shares	5,894,737,733	4,647,346,597
Payment on shares redeemed	(4,729,033,466)	(3,843,119,838)

Net cash provided by (used in) financing activities	1,165,704,267	804,226,759

Net increase (decrease) in cash	(16,878,396)	6,844,063
Cash, beginning of period	48,049,225	35,899,231

Cash, end of period	$31,170,829	$42,743,294

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, the date of liquidation. See Note 1.
**	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2016, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2015 and the six months ended June 30, 2016. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra VIX Short-Term Futures ETF	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares UltraShort Silver	November 13, 2015	2-for-1 Share split	November 13, 2015
ProShares Ultra Bloomberg Commodity	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Crude Oil	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Natural Gas	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Yen	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares UltraShort Bloomberg Commodity	July 20, 2016	3-for-1 Share split	July 25, 2016
ProShares UltraShort Bloomberg Natural Gas	July 20, 2016	3-for-1 Share split	July 25, 2016
ProShares VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016
ProShares Ultra VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share splie	July 25, 2016

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2016, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2016 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	June 30
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	June 30
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	June 30
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30
UltraShort Bloomberg Commodity, Ultra Bloomberg Commodity	10:45 a.m.	2:30 p.m.	June 30
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	June 30
Short Euro, UltraShort Euro, Ultra Euro	3:00 p.m.	4:00 p.m.	June 30
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	June 30
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 30
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 30

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2016.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2016.

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

The following table summarizes the valuation of investments at June 30, 2016 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$160,291,728	$(16,340,917)	$—	$—	$—	$143,950,811
VIX Mid-Term Futures ETF	35,322,208	(1,112,400)	—	—	—	34,209,808
Short VIX Short-Term Futures ETF	853,346,432	79,222,854	—	—	—	932,569,286
Ultra VIX Short-Term Futures ETF	506,981,556	(178,243,001)	—	—	—	328,738,555
UltraShort Bloomberg Commodity	5,802,280	—	—	—	(145,643)	5,656,637
UltraShort Bloomberg Crude Oil	143,010,392	220,480	—	—	11,808,950	155,039,822
UltraShort Bloomberg Natural Gas	2,185,571	(380,582)	—	—	—	1,804,989
UltraShort Gold	63,623,922	(7,600)	(8,180,840)	—	—	55,435,482
UltraShort Silver	39,098,231	(12,180)	(8,978,025)	—	—	30,108,026
Short Euro	14,786,144	461,469	—	—	—	15,247,613
UltraShort Australian Dollar	15,926,135	55,717	—	—	—	15,981,852

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort Euro	366,728,200	—	—	4,243,608	—	370,971,808
UltraShort Yen	209,003,765	—	—	(22,959,774)	—	186,043,991
Ultra Bloomberg Commodity	11,255,632	—	—	—	174,886	11,430,518
Ultra Bloomberg Crude Oil	915,035,627	(12,093,646)	—	—	(53,278,770)	849,663,211
Ultra Bloomberg Natural Gas	34,841,034	6,970,020	—	—	—	41,811,054
Ultra Gold	88,949,081	7,580	10,949,405	—	—	99,906,066
Ultra Silver	306,857,107	12,130	75,484,625	—	—	382,353,862
Ultra Euro	9,522,305	—	—	(167,614)	—	9,354,691
Ultra Yen	6,212,029	—	—	757,468	—	6,969,497

Total Trust	$3,788,779,379	$(121,240,076)	$69,275,165	$(18,126,312)	$(41,440,577)	$3,677,247,579

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At June 30, 2016, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At June 30, 2016, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2016 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2016, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2016, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of June 30, 2016

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$79,222,854	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$16,340,917	*
						ProShares VIX Mid-Term Futures ETF	1,112,400	*
						ProShares Ultra VIX Short-Term Futures ETF	178,243,001	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	12,029,430	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	145,643
		ProShares Ultra Bloomberg Commodity	174,886			ProShares UltraShort Bloomberg Natural Gas	380,582	*
		ProShares Ultra Bloomberg Natural Gas	6,970,020	*		ProShares UltraShort Gold	8,188,440	*
		ProShares Ultra Gold	10,956,985	*		ProShares UltraShort Silver	8,990,205	*
		ProShares Ultra Silver	75,496,755	*		ProShares Ultra Bloomberg Crude Oil	65,372,416	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	461,469	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	2,825,631
		ProShares UltraShort Australian Dollar	55,717	*		ProShares UltraShort Yen	24,928,139
		ProShares UltraShort Euro	7,069,239			ProShares Ultra Euro	172,730
		ProShares UltraShort Yen	1,968,365			ProShares Ultra Yen	11,331
		ProShares Ultra Euro	5,116
		ProShares Ultra Yen	768,799

		Total Trust	$195,179,635	*		Total Trust	$306,711,435	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2015

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Mid-Term Futures ETF	$10,005	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$1,078,625	*
		ProShares Short VIX Short-Term ETF	10,805,245	*		ProShares VIX Mid-Term Futures ETF	354,365	*
		ProShares Ultra VIX Short-Term Futures ETF	11,894,466	*		ProShares Short VIX Short-Term ETF	58,830	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	224,491		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	53,167
		ProShares UltraShort Bloomberg Crude Oil	8,877,169	*		ProShares UltraShort Bloomberg Natural Gas	2,471,164	*
		ProShares Ultra Bloomberg Commodity	32,372			ProShares Ultra Bloomberg Commodity	216,288
		ProShares Ultra Bloomberg Natural Gas	6,312,879	*		ProShares Ultra Bloomberg Crude Oil	90,105,903	*
		ProShares UltraShort Gold	1,814,162	*		ProShares Ultra Gold	2,255,795	*
		ProShares UltraShort Silver	4,784,249	*		ProShares Ultra Silver	22,570,131	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	243,438	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	420,270	*
		ProShares UltraShort Yen	933,727			ProShares UltraShort Euro	28,710,336
		ProShares Ultra Euro	604,920			ProShares UltraShort Yen	14,829,179
		ProShares Ultra Yen	267,014			ProShares Ultra Yen	5,703

		Total Trust	$46,804,137	*		Total Trust	$163,129,756	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2016

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(40,266,848)	$1,048,083
		ProShares VIX Mid-Term Futures ETF	(2,943,655)	2,047,660
		ProShares Short VIX Short-Term Futures ETF	77,961,366	14,498,960
		ProShares Ultra VIX Short-Term Futures ETF	(535,337,385)	33,204,771

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	(1,690,552)	(203,424)
		ProShares UltraShort Bloomberg Crude Oil	(109,499,306)	19,922,224
		ProShares UltraShort Bloomberg Natural Gas	(3,556,836)	(13,486)
		ProShares UltraShort Gold	(256,629)	(9,919,871)
		ProShares UltraShort Silver	(6,440,818)	(9,540,356)
		ProShares Ultra Bloomberg Commodity	1,999,899	252,925
		ProShares Ultra Bloomberg Crude Oil	366,682,172	(70,396,056)
		ProShares Ultra Bloomberg Natural Gas	10,484,507	7,854,286
		ProShares Ultra Gold	(4,909,537)	16,131,512
		ProShares Ultra Silver	21,383,709	86,655,755

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(472,606)	926,538
		ProShares UltraShort Australian Dollar	(455,053)	1,177,517
		ProShares UltraShort Euro	(26,140,318)	45,156,342
		ProShares UltraShort Yen	(15,080,710)	(17,976,490)
		ProShares Ultra Euro	605,039	(1,161,976)
		ProShares Ultra Yen	485,862	597,266

		Total Trust	$(267,447,699)	$120,262,180

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2015

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(51,589,586)	$19,016,568
		ProShares VIX Mid-Term Futures ETF	(3,050,039)	200,045
		ProShares Short VIX Short-Term Futures ETF	86,037,110	(23,571,645)
		ProShares Ultra VIX Short-Term Futures ETF	(401,789,858)	137,428,203

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	(75,531)	(514,197)
		ProShares UltraShort Bloomberg Crude Oil	(83,705,228)	(46,481,826)
		ProShares UltraShort Bloomberg Natural Gas	(77,627)	(832,681)
		ProShares UltraShort Gold	(525,529)	1,601,519
		ProShares UltraShort Silver	(569,146)	6,290,390
		ProShares Ultra Bloomberg Commodity	7,472	225,590
		ProShares Ultra Bloomberg Crude Oil	206,304,171	151,760,340
		ProShares Ultra Bloomberg Natural Gas	(3,971,479)	6,588,334
		ProShares Ultra Gold	(920,176)	(2,092,312)
		ProShares Ultra Silver	1,759,131	(36,480,985)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(906,332)	128,519
		ProShares UltraShort Australian Dollar	(445,902)	(517,310)
		ProShares UltraShort Euro	(29,574,030)	(18,914,111)
		ProShares UltraShort Yen	30,642,122	(14,879,883)
		ProShares Ultra Euro	436,915	645,268
		ProShares Ultra Yen	(438,565)	201,096

		Total Trust	$(252,452,107)	$179,800,922

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2016

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(32,560,699)	$(15,262,292)
		ProShares VIX Mid-Term Futures ETF	(349,195)	(768,040)
		ProShares Short VIX Short-Term Futures ETF	(14,221,443)	68,476,439
		ProShares Ultra VIX Short-Term Futures ETF	(524,131,767)	(190,137,467)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	(1,818,143)	(316,967)
		ProShares UltraShort Bloomberg Crude Oil	(87,177,708)	3,152,261
		ProShares UltraShort Bloomberg Natural Gas	557,513	2,090,582
		ProShares UltraShort Gold	(19,668,636)	(10,002,602)
		ProShares UltraShort Silver	(11,789,322)	(13,774,454)
		ProShares Ultra Bloomberg Commodity	1,709,831	358,802
		ProShares Ultra Bloomberg Crude Oil	113,346,172	24,733,487
		ProShares Ultra Bloomberg Natural Gas	4,627,286	657,141
		ProShares Ultra Gold	21,074,079	13,212,780
		ProShares Ultra Silver	55,498,153	98,066,886

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(526,800)	218,031
		ProShares UltraShort Australian Dollar	(2,143,492)	475,987
		ProShares UltraShort Euro	(55,054,450)	32,953,944
		ProShares UltraShort Yen	(52,697,386)	(9,064,322)
		ProShares Ultra Euro	1,109,709	(772,534)
		ProShares Ultra Yen	1,318,083	496,157

		Total Trust	$(602,898,215)	$4,793,819

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2015

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(60,567,916)	$7,645,837
		ProShares VIX Mid-Term Futures ETF	(2,923,368)	(561,010)
		ProShares Short VIX Short-Term Futures ETF	109,848,395	(227,512)
		ProShares Ultra VIX Short-Term Futures ETF	(536,883,084)	48,917,257

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	781,018	(804,831)
		ProShares UltraShort Bloomberg Crude Oil	(39,055,356)	(45,042,772)
		ProShares UltraShort Bloomberg Natural Gas	5,101,641	(3,914,406)
		ProShares UltraShort Gold	1,393,001	2,300,696
		ProShares UltraShort Silver	(1,930,851)	1,960,789
		ProShares Ultra Bloomberg Commodity	(512,987)	427,495
		ProShares Ultra Bloomberg Crude Oil	32,621,052	132,078,564
		ProShares Ultra Bloomberg Natural Gas	(49,808,443)	34,039,992
		ProShares Ultra Gold	(3,907,932)	(2,481,058)
		ProShares Ultra Silver	(16,009,962)	(1,466,757)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	1,150,762	(147,043)
		ProShares UltraShort Australian Dollar	2,533,768	(840,941)
		ProShares UltraShort Euro	77,941,788	(12,286,910)
		ProShares UltraShort Yen	25,534,388)	(12,633,351)
		ProShares Ultra Euro	(628,301	(30,111)
		ProShares Ultra Yen	(519,177)	175,163

		Total Trust	$(455,841,564)	$147,109,091

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2016:

Fair Values of Derivative Instruments as of June 30, 2016
	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	the Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
	Condition	Condition	Condition	Condition	Condition	Condition
ProShares UltraShort Bloomberg Commodity Swap agreements	$—	$—	$—	$(145,643)	$—	$(145,643)
ProShares UltraShort Bloomberg Crude Oil Swap agreements	11,808,950	—	11,808,950	—	—	—
ProShares UltraShort Gold Forward agreements	—	—	—	(8,180,840)	—	(8,180,840)
ProShares UltraShort Silver Forward agreements	—	—	—	(8,978,025)	—	(8,978,025)
ProShares UltraShort Euro Foreign currency forward contracts	7,069,239	—	7,069,239	(2,825,631)	—	(2,825,631)
ProShares UltraShort Yen Foreign currency forward contracts	1,968,365	—	1,968,365	(24,928,139)	—	(24,928,139)
ProShares Ultra Bloomberg Commodity Swap agreements	174,886	—	174,886	—	—	—
ProShares Ultra Bloomberg Crude Oil Swap agreements	—	—	—	(53,278,770)	—	(53,278,770)
ProShares Ultra Gold Forward agreements	10,949,405	—	10,949,405	—	—	—
ProShares Ultra Silver Forward agreements	75,484,625	—	75,484,625	—	—	—
ProShares Ultra Euro Foreign currency forward contracts	5,116	—	5,116	(172,730)	—	(172,730)
ProShares Ultra Yen Foreign currency forward contracts	768,799	—	768,799	(11,331)	—	(11,331)

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2016. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition as of June 30, 2016
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Citibank N.A.	$(44,187)	$—	$44,187	$—
Deutsche Bank AG	(39,256)	39,256	—	—
Goldman Sachs International	(43,397)	43,397	—	—
UBS AG	(18,803)	18,803	—	—
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	3,505,354	—	—	3,505,354
Deutsche Bank AG	1,154,522	—	(150,000)	1,004,522
Goldman Sachs International	3,949,646	(1,721,256)	—	2,228,390
Societe Generale S.A.	317,503	(317,503)	—	—
UBS AG	2,881,925	(2,881,925)	—	—
ProShares UltraShort Gold
Citibank N.A.	(1,343,547)	1,034,547	309,000	—
Deutsche Bank AG	(3,950,296)	3,950,296	—	—
Goldman Sachs International	(1,359,875)	1,359,875	—	—
Societe Generale S.A.	(306,899)	114,899	192,000	—
UBS AG	(1,220,223)	1,220,223	—	—
ProShares UltraShort Silver
Citibank N.A.	(1,515,072)	1,515,072	—	—
Deutsche Bank AG	(4,154,451)	4,154,451	—	—
Goldman Sachs International	(1,634,166)	1,634,166	—	—
Societe Generale S.A.	(305,412)	305,412	—	—
UBS AG	(1,368,924)	1,368,924	—	—
ProShares UltraShort Euro
Goldman Sachs International	1,791,560	(1,445,610)	—	345,950
UBS AG	2,452,048	—	(2,118,000)	334,048
ProShares UltraShort Yen
Goldman Sachs International	(12,017,074)	10,743,074	1,274,000	—
UBS AG	(10,942,700)	10,942,700	—	—
ProShares Ultra Bloomberg Commodity
Citibank N.A.	71,429	—	—	71,429
Deutsche Bank AG	28,983	—	—	28,983
Goldman Sachs International	55,789	—	—	55,789
UBS AG	18,685	—	—	18,685
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	(12,635,188)	12,635,188	—	—
Deutsche Bank AG	(11,854,164)	4,895,164	6,959,000	—
Goldman Sachs International	(11,448,659)	11,448,659	—	—
Societe Generale S.A.	(3,887,818)	3,885,818	2,000	—
UBS AG	(13,452,941)	13,452,941	—	—
ProShares Ultra Gold
Citibank N.A.	2,201,783	—	—	2,201,783
Deutsche Bank AG	3,356,348	—	(3,050,000)	306,348
Goldman Sachs International	2,308,590	(1,985,872)	—	322,718
Societe Generale S.A.	1,168,788	(1,168,788)	—	—
UBS AG	1,913,896	—	(1,790,000)	123,896
ProShares Ultra Silver
Citibank N.A.	22,155,715	—	—	22,155,715
Deutsche Bank AG	15,623,901	—	(14,350,000)	1,273,901
Goldman Sachs International	19,101,261	(11,132,673)	—	7,968,588
Societe Generale S.A.	6,782,766	(6,782,766)	—	—
UBS AG	11,820,982	—	(10,900,000)	920,982
ProShares Ultra Euro
Goldman Sachs International	(90,042)	90,042	—	—
UBS AG	(77,572)	77,572	—	—
ProShares Ultra Yen
Goldman Sachs International	492,774	(492,774)	—	—
UBS AG	264,694	(264,694)	—	—

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

Transaction fees for the three and six months ended June 30, 2016, which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
VIX Short-Term Futures ETF	$92,423	$139,828
VIX Mid-Term Futures ETF	4,826	9,144
Short VIX Short-Term Futures ETF	230,655	386,888
Ultra VIX Short-Term Futures ETF	520,228	1,063,236
UltraShort Bloomberg Commodity	—	—
UltraShort Bloomberg Crude Oil	88,310	263,202
UltraShort Bloomberg Natural Gas	3,003	5,657
UltraShort Gold	4,467	16,520
UltraShort Silver	—	16,729
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra Bloomberg Commodity	—	273
Ultra Bloomberg Crude Oil	94,492	246,886
Ultra Bloomberg Natural Gas	1,229	2,985
Ultra Gold	418	2,449
Ultra Silver	8,099	17,013
Ultra Euro	—	—
Ultra Yen	—	—

Total Trust	$1,048,150	$2,170,810

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2016:

For the Three Months Ended June 30, 2016 (unaudited)
Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity*	UltraShort Bloomberg Crude Oil
Net asset value, at March 31, 2016	$58.1642	$52.7219	$50.6331	$96.2659	$45.8676	$129.7881
Net investment income (loss)	(0.1006)	(0.0931)	(0.1566)	(0.2348)	(0.0712)	(0.1746)
Net realized and unrealized gain (loss)#	(12.9199)	(0.6535)	(0.6423)	(50.4011)	(10.5246)	(47.6781)
Change in net asset value from operations	(13.0205)	(0.7466)	(0.7989)	(50.6359)	(10.5958)	(47.8527)
Net asset value, at June 30, 2016	$45.1437	$51.9753	$49.8342	$45.6300	$35.2718	$81.9354

Market value per share, at March 31, 2016†	$58.40	$52.87	$50.53	$96.65	$44.75	$130.94
Market value per share, at June 30, 2016†	$45.80	$52.53	$49.06	$47.15	$35.70	$81.62

Total Return, at net asset value^	(22.4)%	(1.4)%	(1.6)%	(52.6)%	(23.1)%	(36.9)%
Total Return, at market value^	(21.6)%	(0.6)%	(2.9)%	(51.2)%	(20.2)%	(37.7)%

Ratios to Average Net Assets**

Expense ratio	1.01%	0.92%	1.40%	1.56%	0.95%	1.02%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.79)%	(0.70)%	(1.18)%	(1.33)%	(0.72)%	(0.76)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

For the Three Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas*	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at March 31, 2016	$66.7299	$82.0751	$49.6365	$41.6987	$51.5091	$23.1947	$76.5139
Net investment income (loss)	(0.1967)	(0.1336)	(0.0690)	(0.0793)	(0.1033)	(0.0402)	(0.1249)
Net realized and unrealized gain (loss)#	(32.4440)	(11.6295)	(16.4051)	1.1947	2.0611	1.1638	(12.8555)
Change in net asset value from operations	(32.6407)	(11.7631)	(16.4741)	1.1154	1.9578	1.1236	(12.9804)
Net asset value, at June 30, 2016	$34.0892	$70.3120	$33.1624	$42.8141	$53.4669	$24.3183	$63.5335

Market value per share, at March 31, 2016†	$65.93	$83.03	$49.42	$41.66	$51.65	$23.19	$76.50
Market value per share, at June 30, 2016†	$34.06	$70.00	$31.65	$42.81	$53.47	$24.32	$63.53

Total Return, at net asset value^	(48.9)%	(14.3)%	(33.2)%	2.7%	3.8%	4.8%	(17.0)%
Total Return, at market value^	(48.3)%	(15.7)%	(36.0)%	2.7%	3.5%	4.9%	(17.0)%

Ratios to Average Net Assets**

Expense ratio	1.72%	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(1.51)%	(0.68)%	(0.67)%	(0.76)%	(0.77)%	(0.69)%	(0.72)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

For the Three Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2016	$28.3327	$8.9943	$10.8292	$39.8802	$32.7270	$16.8643	$61.9587
Net investment income (loss)	(0.0627)	(0.0227)	(0.0397)	(0.0707)	(0.0677)	(0.0276)	(0.1156)
Net realized and unrealized gain (loss)#	7.3496	3.1912	6.9636	4.9860	12.8697	(0.9485)	10.8313
Change in net asset value from operations	7.2869	3.1685	6.9239	4.9153	12.8020	(0.9761)	10.7157
Net asset value, at June 30, 2016	$35.6196	$12.1628	$17.7531	$44.7955	$45.5290	$15.8882	$72.6744

Market value per share, at March 31, 2016†	$29.78	$8.91	$10.88	$39.69	$32.82	$16.87	$61.98
Market value per share, at June 30, 2016†	$35.44	$12.22	$17.65	$45.03	$47.67	$15.86	$72.71

Total Return, at net asset value^	25.7%	35.2%	63.9%	12.3%	39.1%	(5.8)%	17.3%
Total Return, at market value^	19.0%	37.1%	62.2%	13.5%	45.2%	(6.0)%	17.3%

Ratios to Average Net Assets**

Expense ratio	0.95%	1.03%	1.46%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.77)%	(0.80)%	(1.27)%	(0.69)%	(0.71)%	(0.67)%	(0.69)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended June 30, 2015:

For the Three Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity*	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at March 31, 2015	$85.4233	$61.3728	$67.6743	$379.7452	$32.3259	$86.7311	$29.1621
Net investment income (loss)	(0.1490)	(0.1229)	(0.3010)	(0.9049)	(0.0682)	(0.1564)	(0.1044)
Net realized and unrealized gain (loss)#	(17.6816)	(6.3101)	11.4796	(156.2562)	(3.2774)	(29.7623)	(4.1254)
Change in net asset value from operations	(17.8306)	(6.4330)	11.1786	(157.1611)	(3.3456)	(29.9187)	(4.2298)
Net asset value, at June 30, 2015	$67.5927	$54.9398	$78.8529	$222.5841	$28.9803	$56.8124	$24.9323

Market value per share, at March 31, 2015†	$85.05	$61.09	$68.04	$376.25	$32.75	$87.14	$29.18
Market value per share, at June 30, 2015†	$67.10	$54.31	$79.06	$219.80	$29.65	$57.12	$25.07

Total Return, at net asset value^	(20.9)%	(10.5)%	16.5%	(41.4)%	(10.3)%	(34.5)%	(14.5)%
Total Return, at market value^	(21.1)%	(11.1)%	16.2%	(41.6)%	(9.5)%	(34.5)%	(14.1)%

Ratios to Average Net Assets**

Expense ratio	0.92%	0.91%	1.49%	1.58%	0.95%	1.07%	1.58%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.89)%	(0.88)%	(1.47)%	(1.56)%	(0.92)%	(1.04)%	(1.56)%

*	See Note 1 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

For the Three Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity
Net asset value, at March 31, 2015	$97.8203	$50.5869	$44.8528	$57.4419	$26.9495	$88.9747	$45.6545
Net investment income (loss)	(0.2193)	(0.1166)	(0.1020)	(0.1372)	(0.0575)	(0.2067)	(0.1110)
Net realized and unrealized gain (loss)#	1.4001	(4.2454)	(1.7288)	(2.7520)	(2.1526)	3.4095	4.0403
Change in net asset value from operations	1.1808	4.1288	(1.8308)	(2.8892)	(2.2101)	3.2028	3.9293
Net asset value, at June 30, 2015	$99.0011	$54.7157	$43.0220	$54.5527	$24.7394	$92.1775	$49.5838

Market value per share, at March 31, 2015†	$98.18	$50.43	$44.87	$57.34	$26.95	$88.91	$46.80
Market value per share, at June 30, 2015†	$98.82	$54.27	$43.05	$55.09	$24.75	$92.19	$47.02

Total Return, at net asset value^	1.2%	8.2%	(4.1)%	(5.0)%	(8.2)%	3.6%	8.6%
Total Return, at market value^	0.7%	7.6%	(4.1)%	(3.9)%	(8.2)%	3.7%	0.5%

Ratios to Average Net Assets**

Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.91)%	(0.92)%	(0.94)%	(1.01)%	(0.91)%	(0.91)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

For the Three Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2015	$34.1249	$45.6663	$38.3796	$41.4806	$15.5427	$55.9986
Net investment income (loss)	(0.1142)	(0.1525)	(0.0877)	(0.0904)	(0.0377)	(0.1248)
Net realized and unrealized gain (loss)#	11.4881	(0.0891)	(1.2720)	(4.9420)	1.0857	(2.3709)
Change in net asset value from operations	11.3739	(0.2416)	(1.3597)	(5.0324)	1.0480	(2.4957)
Net asset value, at June 30, 2015	$45.4988	$45.4247	$37.0199	$36.4482	$16.5907	$53.5029

Market value per share, at March 31, 2015†	$33.95	$45.56	$38.14	$41.69	$15.54	$55.96
Market value per share, at June 30, 2015†	$45.20	$45.20	$37.04	$36.63	$16.59	$53.61

Total Return, at net asset value^	33.3%	(0.5)%	(3.5)%	(12.1)%	6.7%	(4.5)%
Total Return, at market value^	33.1%	(0.8)%	(2.9)%	(12.1)%	6.8%	(4.2)%

Ratios to Average Net Assets**

Expense ratio	1.04%	1.37%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(1.01)%	(1.33)%	(0.91)%	(0.90)%	(0.92)%	(0.92)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

NOTE 7 – FINANCIAL HIGHTLIGHTS

Selected data for a Share outstanding throughout the six months ended June 30, 2016:

For the Six Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity*	UltraShort Bloomberg Crude Oil
Net asset value, at December 31, 2015	$66.2109	$53.9626	$50.8150	$140.4205	$47.3026	$133.2019

Net investment income (loss)	(0.2293)	(0.2001)	(0.2499)	(0.5783)	(0.1652)	(0.4438)
Net realized and unrealized gain (loss)#	(20.8379)	(1.7872)	(0.7309)	(94.2122)	(11.8656)	(50.8227)
Change in net asset value from operations	(21.0672)	(1.9873)	(0.9808)	(94.7905)	(12.0308)	(51.2665)
Net asset value, at June 30, 2016	$45.1437	$51.9753	$49.8342	$45.6300	$35.2718	$81.9354

Market value per share, at December 31, 2015†	$66.65	$53.99	$50.45	$141.75	$46.80	$133.64
Market value per share, at June 30, 2016†	$45.80	$52.53	$49.06	$47.15	$35.70	$81.62

Total Return, at net asset value^	(31.8)%	(3.7)%	(1.9)%	(67.5)%	(25.4)%	(38.5)%
Total Return, at market value^	(31.3)%	(2.7)%	(2.8)%	(66.7)%	(23.7)%	(38.9)%

Ratios to Average Net Assets**

Expense ratio	1.03%	0.93%	1.33%	1.55%	0.95%	1.05%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.82)%	(0.72)%	(1.12)%	(1.32)%	(0.75)%	(0.80)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

For the Six Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas*	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2015	$46.5314	$115.8799	$64.5783	$43.7767	$58.4582	$25.5406	$87.9389

Net investment income (loss)	(0.4217)	(0.3036)	(0.1668)	(0.1676)	(0.2320)	(0.0845)	(0.2872)
Net realized and unrealized gain (loss)#	(12.0205)	(45.2643)	(31.2491)	(0.7950)	(4.7593)	(1.1378)	(24.1182)
Change in net asset value from operations	(12.4422)	(45.5679)	(31.4159)	(0.9626)	(4.9913)	(1.2223)	(24.4054)
Net asset value, at June 30, 2016	$34.0892	$70.3120	$33.1624	$42.8141	$53.4669	$24.3183	$63.5335

Market value per share, at December 31, 2015†	$46.55	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89
Market value per share, at June 30, 2016†	$34.06	$70.00	$31.65	$42.81	$53.47	$24.32	$63.53

Total Return, at net asset value^	(26.7)%	(39.3)%	(48.6)%	(2.2)%	(8.5)%	(4.8)%	(27.8)%
Total Return, at market value^	(26.8)%	(39.6)%	(51.0)%	(2.1)%	(8.0)%	(4.7)%	(27.7)%

Ratios to Average Net Assets**

Expense ratio	1.70%	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(1.47)%	(0.72)%	(0.71)%	(0.79)%	(0.83)%	(0.70)%	(0.77)%

*	See Note 1 of these Notes to Financial Statements.
#	Percentages The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

For the Six Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2015	$28.4279	$12.5774	$18.5698	$29.7295	$27.0638	$15.5107	$54.7527

Net investment income (loss)	(0.1206)	(0.0396)	(0.0787)	(0.1371)	(0.1255)	(0.0581)	(0.2267)
Net realized and unrealized gain (loss)#	7.3123	(0.3750)	(0.7380)	15.2031	18.5907	0.4356	18.1484
Change in net asset value from operations	7.1917	(0.4146)	(0.8167)	15.0660	18.4652	0.3775	17.9217
Net asset value, at June 30, 2016	$35.6196	$12.1628	$17.7531	$44.7955	$45.5290	$15.8882	$72.6744

Market value per share, at December 31, 2015†	$28.07	$12.54	$18.48	$29.73	$27.08	$15.51	$54.70
Market value per share, at June 30, 2016†	$35.44	$12.22	$17.65	$45.03	$47.67	$15.86	$72.71

Total Return, at net asset value^	25.3%	(3.3)%	(4.4)%	50.7%	68.2%	2.4%	32.7%
Total Return, at market value^	26.3%	(2.6)%	(4.5)%	51.5%	76.0%	2.3%	32.9%

Ratios to Average Net Assets**

Expense ratio	0.95%	1.03%	1.43%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.80)%	(0.80)%	(1.25)%	(0.71)%	(0.73)%	(0.72)%	(0.72)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2015:

For the Six Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity*	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2014	$104.6604	$63.6020	$61.4004	$627.2957	$29.2498	$77.9790	$27.9859

Net investment income (loss)	(0.3558)	(0.2673)	(0.4540)	(2.5088)	(0.1366)	(0.3489)	(0.1959)
Net realized and unrealized gain (loss)#	(36.7119)	(8.3949)	17.9065	(402.2028)	(0.1329)	(20.8177)	(2.8577)
Change in net asset value from operations	(37.0677)	(8.6622)	17.4525	(404.7116)	(0.2695)	(21.1666)	(3.0536)
Net asset value, at June 30, 2015	$67.5927	$54.9398	$78.8529	$222.5841	$28.9803	$56.8124	$24.9323

Market value per share, at December 31, 2014†	$104.95	$63.89	$61.16	$628.75	$29.15	$76.52	$27.34
Market value per share, at June 30, 2015†	$67.10	$54.31	$79.06	$219.80	$29.65	$57.12	$25.07

Total Return, at net asset value^	(35.4)%	(13.6)%	28.4%	(64.5)%	(0.9)%	(27.1)%	(10.9)%
Total Return, at market value^	(36.1)%	(15.0)%	29.3%	(65.0)%	1.7%	(25.4)%	(8.3)%

Ratios to Average Net Assets**

Expense ratio	0.95%	0.94%	1.43%	1.63%	0.95%	1.04%	1.50%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.92)%	(0.90)%	(1.40)%	(1.61)%	(0.91)%	(1.02)%	(1.48)%

*	See Note 1 of these Notes to the Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

For the Six Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity
Net asset value, at December 31, 2014	$96.6516	$57.8071	$40.0617	$51.3790	$21.5946	$89.3336	$52.1342

Net investment income (loss)	(0.4295)	(0.2319)	(0.2016)	(0.2717)	(0.1123)	(0.4045)	(0.2214)
Net realized and unrealized gain (loss)#	2.7790	(2.8595)	3.1619	3.4454	3.2571	3.2484	(2.3290)
Change in net asset value from operations	2.3495	(3.0914)	2.9603	3.1737	3.1448	2.8439	(2.5504)
Net asset value, at June 30, 2015	$99.0011	$54.7157	$43.0220	$54.5527	$24.7394	$92.1775	$49.5838

Market value per share, at December 31, 2014†	$100.22	$59.70	$40.03	$51.37	$21.61	$89.30	$51.44
Market value per share, at June 30, 2015†	$98.82	$54.27	$43.05	$55.09	$24.75	$92.19	$47.02

Total Return, at net asset value^	2.4%	(5.3)%	7.4%	6.2%	14.6%	3.2%	(4.9)%
Total Return, at market value^	(1.4)%	(9.1)%	7.5%	7.2%	14.5%	3.2%	(8.6)%

Ratios to Average Net Assets**

Expense ratio	0.95%	0.95%	0.97%	1.02%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.91)%	(0.91)%	(0.94)%	(1.01)%	(0.91)%	(0.91)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

For the Six Months Ended June 30, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2014	$50.7400	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747

Net investment income (loss)	(0.2074)	(0.3071)	(0.1780)	(0.1842)	(0.0751)	(0.2523)
Net realized and unrealized gain (loss)#	(5.0338)	(15.9173)	(2.8032)	(2.7333)	(3.2086)	(2.7195)
Change in net asset value from operations	(5.2412)	(16.2244)	(2.9812)	(2.9175)	(3.2837)	(2.9718)
Net asset value, at June 30, 2015	$45.4988	$45.4247	$37.0199	$36.4482	$16.5907	$53.5029

Market value per share, at December 31, 2014†	$51.85	$63.12	$38.41	$38.05	$19.80	$56.48
Market value per share, at June 30, 2015†	$45.20	$45.20	$37.04	$36.63	$16.59	$53.61

Total Return, at net asset value^	(10.3)%	(26.3)%	(7.5)%	(7.4)%	(16.5)%	(5.3)%
Total Return, at market value^	(12.8)%	(28.4)%	(3.6)%	(3.7)%	(16.2)%	(5.1)%

Ratios to Average Net Assets**

Expense ratio	1.02%	1.26%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.99)%	(1.23)%	(0.91)%	(0.90)%	(0.92)%	(0.92)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2015.
**	Percentages are annualized.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2015 may specify January 2016 expiration. As that contract nears expiration, it may be replaced by selling the January 2016 contract and purchasing the contract expiring in March 2016. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2016 contract would take place at a price that is higher than the price at which the March 2016 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.

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

On July 1, 2016, the Trust announced a 3-for-1 forward split of the shares of beneficial interest of ProShares UltraShort Bloomberg Commodity and ProShares UltraShort Bloomberg Natural Gas. The forward splits will apply to shareholders of record as of the close of the markets on July 20, 2016, payable after the close of the markets on July 22, 2016. The funds will trade at their post-split price on July 25, 2016.

Also, on July 1, 2016, the Trust announced a 1-for-5 reverse split of the shares of beneficial interest of ProShares VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF. The reverse splits will be effective at the market open on July 25, 2015, when the funds will begin trading at their post-split price.

The shares outstanding and per share information for ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Natural Gas, ProShares VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF disclosed in the financial statements and notes to the financial statements have been retroactively adjusted to give effect of the splits.

On July 25, 2016, the Trust announced that it plans to close and liquidate ProShares Ultra Bloomberg Crude Oil (ticker symbol: UCD) and ProShares UltraShort Bloomberg Crude Oil (ticker symbol: CMD). The funds trade on NYSE Arca.

After the close of business on August 25, 2016, the funds will no longer accept creation orders. Trading in the funds on NYSE Arca will be halted prior to market open on August 26, 2016. Beginning on August 26, 2016, the funds will not be traded on NYSE Arca and there will be no secondary market for the funds’ shares. Once the funds are in the process of liquidating their portfolio holdings, they will not be managed in accordance with their investment objectives. Proceeds of the liquidations are scheduled to be distributed to shareholders on or about September 1, 2016.

Any shareholders remaining in the funds on the distribution date will automatically have their shares redeemed for cash at the funds’ net asset value per share as of the liquidation date. The cash distribution will be deposited into their brokerage accounts. These cash distributions are taxable events and shareholders should consult their tax advisors about potential tax consequences.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2016, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

On February 18, 2016, the Trust announced plans to liquidate ProShares Managed Futures Strategy (ticker symbol: FUTS). ProShares Managed Futures Strategy was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on March 18, 2016. Beginning March 21, 2016, no secondary market for ProShares Managed Futures Strategy’s Shares remained. Proceeds of the liquidation were distributed to shareholders on March 30, 2016. Any shareholders remaining in the fund on March 30, 2016 automatically had their shares redeemed for cash at ProShares Managed Futures Strategy’s net asset value per Share as of March 21, 2016. On March 31, 2016, the NYSE Arca filed a Form 25 removing the listing of ProShares Managed Futures Strategy on the NYSE Arca. On April 11, 2016 a Form 15 was filed with the U.S. Securities and Exchange Commission (“SEC”) terminating the registration of ProShares Managed Futures Strategy.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2016 and 2015 each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2016	Interest Income Three Months Ended June 30, 2015	Interest Income Six Months Ended June 30, 2016	Interest Income Six Months Ended June 30, 2015
ProShares VIX Short-Term Futures ETF	$134,426	$11,228	$180,575	$21,135
ProShares VIX Mid-Term Futures ETF	21,839	2,162	34,098	4,876
ProShares Short VIX Short-Term Futures ETF	281,446	14,724	599,158	44,653
ProShares Ultra VIX Short-Term Futures ETF	527,858	32,035	826,663	64,494
ProShares UltraShort Bloomberg Commodity	4,060	468	7,960	996
ProShares UltraShort Bloomberg Crude Oil	144,387	15,983	233,499	36,495
ProShares UltraShort Bloomberg Natural Gas	4,550	595	14,118	1,580
ProShares UltraShort Gold	45,076	6,595	74,265	14,791
ProShares UltraShort Silver	29,058	4,035	48,742	10,178
ProShares Short Euro	8,531	1,283	14,669	2,663
ProShares UltraShort Australian Dollar	12,258	749	20,043	1,856
ProShares UltraShort Euro	255,428	54,503	516,867	122,093
ProShares UltraShort Yen	104,491	39,919	172,839	84,967
ProShares Ultra Bloomberg Commodity	4,426	232	5,926	486
ProShares Ultra Bloomberg Crude Oil	498,531	65,327	949,595	141,569
ProShares Ultra Bloomberg Natural Gas	15,411	5,742	27,143	11,384
ProShares Ultra Gold	59,634	8,894	106,020	21,632
ProShares Ultra Silver	188,656	36,301	310,266	74,547
ProShares Ultra Euro	6,834	1,028	11,797	1,562
ProShares Ultra Yen	4,255	459	7,149	750

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 2, 2016, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the three and six months ended June 30, 2016.

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

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$159,076,994	$149,487,509
NAV end of period	$190,955,944	$169,655,175
Percentage change in NAV	20.0%	13.5%
Shares outstanding beginning of period	2,734,962	1,749,962
Shares outstanding end of period	4,229,962	2,509,962
Percentage change in shares outstanding	54.7%	43.4%
Shares created	3,670,000	820,000
Shares redeemed	2,175,000	60,000
Per share NAV beginning of period	$58.16	$85.42
Per share NAV end of period	$45.14	$67.59
Percentage change in per share NAV	(22.4)%	(20.9)%
Percentage change in benchmark	(22.5)%	(20.8)%
Benchmark annualized volatility	102.3%	54.7%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 2,734,962 outstanding Shares at March 31, 2016 to 4,229,962 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 1,749,962 outstanding Shares at March 31, 2015 to 2,509,962 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.4% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 20.9% for the three months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on April 11, 2016 at $62.62 per Share and reached its low for the period on June 6, 2016 at $42.55 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 1, 2015 at $84.45 per Share and reached its low for the period on June 23, 2015 at $56.30 per Share.

The benchmark’s decline of 22.5% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 20.8% for the three months ended June 30, 2015, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(487,032)	$(331,587)
Management fee	520,759	316,922
Brokerage commission	100,699	25,893
Net realized gain (loss)	(40,262,015)	(51,588,577)
Change in net unrealized appreciation/depreciation	1,038,205	19,018,212
Net income (loss)	$(39,710,842)	$(32,901,952)

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$29,650,967	$28,379,030
NAV end of period	$42,224,892	$26,777,867
Percentage change in NAV	42.4%	(5.6)%
Shares outstanding beginning of period	562,403	462,404
Shares outstanding end of period	812,403	487,404
Percentage change in shares outstanding	44.5%	5.4%
Shares created	275,000	100,000
Shares redeemed	25,000	75,000
Per share NAV beginning of period	$52.72	$61.37
Per share NAV end of period	$51.98	$54.94
Percentage change in per share NAV	(1.4)%	(10.5)%
Percentage change in benchmark	(1.2)%	(10.3)%
Benchmark annualized volatility	45.6%	21.7%

During the three months ended June 30, 2016 and 2015, the increase in the Fund’s NAV resulted from an increase from 562,403 outstanding Shares at March 31, 2016 to 812,403 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 462,404 outstanding Shares at March 31, 2015 to 487,404 outstanding Shares at June 30, 2015.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.4% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 10.5% for the three months ended June 30, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $58.82 per Share and reached its low for the period on June 23, 2016 at $49.89 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the on April 1, 2015 at $61.53 per Share and reached its low for the period on June 26, 2015 at $52.16 per Share.

The benchmark’s decline of 1.2% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 10.3% for the three months ended June 30, 2015, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(69,741)	$(57,794)
Management fee	84,727	56,030
Brokerage commission	6,853	3,926
Net realized gain (loss)	(2,943,716)	(3,049,969)
Change in net unrealized appreciation/depreciation	2,044,685	199,953
Net income (loss)	$(968,772)	$(2,908,110)

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2016.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$508,862,366	$280,850,972
NAV end of period	$687,712,265	$189,250,124
Percentage change in NAV	35.1%	(32.6)%
Shares outstanding beginning of period	10,050,000	4,150,040
Shares outstanding end of period	13,800,000	2,400,040
Percentage change in shares outstanding	37.3%	(42.2)%
Shares created	19,900,000	2,400,000
Shares redeemed	16,150,000	4,150,000
Per share NAV beginning of period	$50.63	$67.67
Per share NAV end of period	$49.83	$78.85
Percentage change in per share NAV	(1.6)%	16.5%
Percentage change in benchmark	(22.5)%	(20.8)%
Benchmark annualized volatility	102.3%	54.7%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 10,050,000 outstanding Shares at March 31, 2016 to 13,800,000 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 4,150,040 outstanding Shares at March 31, 2015 to 2,400,040 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.6% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 16.5% for the three months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on June 6, 2016 at $65.18 per Share and reached its low for the period on June 27, 2016 at $38.76 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 23, 2015 at $97.71 per Share and reached its low for the period on April 1, 2015 at $68.45 per Share.

The benchmark’s decline of 22.5% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 20.8% for the three months ended June 30, 2015, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(1,510,189)	$(840,088)
Management fee	1,218,924	544,083
Brokerage commission	572,711	310,729
Net realized gain (loss)	77,967,418	86,044,478
Change in net unrealized appreciation/depreciation	14,457,719	(23,573,452)
Net income (loss)	$90,914,948	$61,630,938

The Fund’s net income increase for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2016.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$892,431,755	$693,720,084
NAV end of period	$839,613,853	$431,922,188
Percentage change in NAV	(5.9)%	(37.7)%
Shares outstanding beginning of period	9,270,490	1,826,804
Shares outstanding end of period	18,400,490	1,940,490
Percentage change in shares outstanding	98.5%	6.2%
Shares created	20,470,000	2,770,000
Shares redeemed	11,340,000	2,656,314
Per share NAV beginning of period	$96.27	$379.75
Per share NAV end of period	$45.63	$222.58
Percentage change in per share NAV	(52.6)%	(41.4)%
Percentage change in benchmark	(22.5)%	(20.8)%
Benchmark annualized volatility	102.3%	54.6%

During the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 9,270,490 outstanding Shares at March 31, 2016 to 18,400,490 outstanding Shares at June 30, 2016. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,826,804 outstanding Shares at March 31, 2015 to 1,940,490 outstanding Shares at June 30, 2015.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.6% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 41.4% for the three months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on April 11, 2016 at $109.88 per Share and reached its low for the period on June 30, 2016 at $45.63 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 1, 2015 at $370.95 per Share and reached its low for the period on June 23, 2015 at $158.00 per Share.

The benchmark’s decline of 22.5% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 20.8% for the three months ended June 30, 2015, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(3,032,293)	$(2,003,111)
Management fee	2,169,397	1,219,938
Brokerage commission	1,390,754	815,208
Net realized gain (loss)	(535,301,823)	(401,777,431)
Change in net unrealized appreciation/depreciation	33,049,072	137,439,142
Net income (loss)	$(505,285,044)	$(266,341,400)

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$8,255,478	$5,818,363
NAV end of period	$6,348,401	$5,216,200
Percentage change in NAV	(23.1)%	(10.3)%
Shares outstanding beginning of period	179,985	179,991
Shares outstanding end of period	179,985	179,991
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$45.87	$32.33
Per share NAV end of period	$35.27	$28.98
Percentage change in per share NAV	(23.1)%	(10.4)%
Percentage change in benchmark	12.8%	4.7%
Benchmark annualized volatility	15.9%	14.0%

During the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2016 to June 30, 2016. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2015 to June 30, 2015.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.1% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 10.4% for the three months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 5, 2016 at $48.06 per Share and reached its low for the period on June 8, 2016 at $34.61 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 9, 2015 at $31.78 per Share and reached its low for the period on May 14, 2015 at $27.72 per Share.

The benchmark’s rise of 12.8% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 4.7% for the three months ended June 30, 2015, can be attributed to a greater appreciation of the underlying components of the index during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(12,811)	$(12,273)
Management fee	16,871	12,741
Net realized gain (loss)	(1,690,407)	(75,515)
Change in net unrealized appreciation/depreciation	(203,859)	(514,375)
Net income (loss)	$(1,907,077)	$(602,163)

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a rise in the Fund’s benchmark index during the three months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Commodity.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$223,228,004	$370,337,005
NAV end of period	$165,504,746	$180,092,283
Percentage change in NAV	(25.9)%	(51.4)%
Shares outstanding beginning of period	1,719,942	4,269,944
Shares outstanding end of period	2,019,942	3,169,944
Percentage change in shares outstanding	17.4%	(25.8)%
Shares created	2,300,000	4,550,000
Shares redeemed	2,000,000	5,650,000
Per share NAV beginning of period	$129.79	$86.73
Per share NAV end of period	$81.94	$56.81
Percentage change in per share NAV	(36.9)%	(34.5)%
Percentage change in benchmark	18.7%	17.5%
Benchmark annualized volatility	38.6%	35.9%

During the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,719,942 outstanding Shares at March 31, 2016 to 2,019,942 outstanding Shares at June 30, 2016. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,269,944 outstanding Shares at March 31, 2015 to 3,169,944 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.9% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 34.5% for the three months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 4, 2016 at $148.56 per Share and reached its low for the period on June 8, 2016 at $74.44 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 2, 2015 at $80.60 per Share and reached its low for the period on June 10, 2015 at $52.91 per Share.

The benchmark’s rise of 18.7% for the three months ended June 30, 2016, as compared to the rise of 17.5% for the three months ended June 30, 2015, can be attributed to a greater increase in the price of WTI Crude Oil during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(412,454)	$(732,642)
Management fee	516,946	667,767
Brokerage commission	39,895	80,858
Net realized gain (loss)	(109,493,254)	(83,697,622)
Change in net unrealized appreciation/depreciation	19,903,264	(46,476,651)
Net income (loss)	$(90,002,444)	$(130,906,915)

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a greater rise in the price of WTI Crude Oil during the three months ended June 30, 2016.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$4,993,531	$10,931,570
NAV end of period	$2,550,965	$13,085,851
Percentage change in NAV	(48.9)%	19.7%
Shares outstanding beginning of period	74,832	374,856
Shares outstanding end of period	74,832	524,856
Percentage change in shares outstanding	0.0%	40.0%
Shares created	300,000	450,000
Shares redeemed	300,000	300,000
Per share NAV beginning of period	$66.73	$29.16
Per share NAV end of period	$34.09	$24.93
Percentage change in per share NAV	(48.9)%	(14.5)%
Percentage change in benchmark	31.0%	1.8%
Benchmark annualized volatility	40.0%	39.3%

During the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from March 31, 2016 to June 30, 2016. By comparison, during the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 374,856 outstanding Shares at March 31, 2015 to 524,856 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 48.9% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 14.5% for the three months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 6, 2016 at $69.79 per Share and reached its low for the period on June 30, 2016 at $34.09 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 27, 2015 at $32.39 per Share and reached its low for the period on May 15, 2015 at $21.97 per Share.

The benchmark’s rise of 31.0% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 1.8% for the three months ended June 30, 2015, can be attributed to a greater increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(31,909)	$(48,062)
Management fee	20,104	29,314
Brokerage commission	16,355	19,343
Net realized gain (loss)	(3,554,942)	(77,486)
Change in net unrealized appreciation/depreciation	(14,207)	(832,620)
Net income (loss)	$(3,601,058)	$(958,168)

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a greater increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$69,515,807	$77,960,614
NAV end of period	$56,037,110	$73,951,674
Percentage change in NAV	(19.4)%	(5.1)%
Shares outstanding beginning of period	846,978	796,978
Shares outstanding end of period	796,978	746,978
Percentage change in shares outstanding	(5.9)%	(6.3)%
Shares created	100,000	—
Shares redeemed	150,000	50,000
Per share NAV beginning of period	$82.08	$97.82
Per share NAV end of period	$70.31	$99.00
Percentage change in per share NAV	(14.3)%	1.2%
Percentage change in benchmark	6.8%	(1.4)%
Benchmark annualized volatility	17.7%	12.6%

During the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 846,978 outstanding Shares at March 31, 2016 to 796,978 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 796,978 outstanding Shares at March 31, 2015 to 746,978 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.3% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 1.2% for the three months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 1, 2016 at $85.16 per Share and reached its low for the period on June 27, 2016 at $69.95 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 5, 2015 at $100.48 per Share and reached its low for the period on May 14, 2015 at $91.07 per Share.

The benchmark’s rise of 6.8% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 1.4% for the three months ended June 30, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(114,810)	$(167,434)
Management fee	159,878	174,020
Brokerage commission	8	9
Net realized gain (loss)	(256,423)	(525,353)
Change in net unrealized appreciation/depreciation	(9,930,237)	1,602,870
Net income (loss)	$(10,301,470)	$910,083

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2016.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$50,479,106	$56,504,499
NAV end of period	$32,067,220	$61,116,236
Percentage change in NAV	(36.5)%	8.2%
Shares outstanding beginning of period	1,016,976	1,116,978
Shares outstanding end of period	966,976	1,116,978
Percentage change in shares outstanding	(4.9)%	0.0%
Shares created	250,000	500,000
Shares redeemed	300,000	500,000
Per share NAV beginning of period	$49.64	$50.59
Per share NAV end of period	$33.16	$54.72
Percentage change in per share NAV	(33.2)%	8.2%
Percentage change in benchmark	19.4%	(5.4)%
Benchmark annualized volatility	25.3%	20.8%

During the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,016,976 outstanding Shares at March 31, 2016 to 966,976 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. There was no net change in the Fund’s outstanding Shares from March 31, 2015 to June 30, 2015.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.2% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 8.2% for the three months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 4, 2016 at $52.34 per Share and reached its low for the period on June 30, 2016 at $33.16 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 24, 2015 at $55.14 per Share and reached its low for the period on May 18, 2015 at $43.46 per Share.

The benchmark’s rise of 19.4% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 5.4% for the three months ended June 30, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(70,289)	$(130,679)
Management fee	99,330	134,697
Brokerage commission	17	17
Net realized gain (loss)	(6,440,229)	(568,354)
Change in net unrealized appreciation/depreciation	(9,544,661)	6,289,143
Net income (loss)	$(16,055,179)	$5,590,110

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to an increase in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Silver.
†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$14,594,528	$20,184,003
NAV end of period	$17,125,648	$19,360,122
Percentage change in NAV	17.3%	(4.1)%
Shares outstanding beginning of period	350,000	450,005
Shares outstanding end of period	400,000	450,005
Percentage change in shares outstanding	14.3%	0.0%
Shares created	50,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$41.70	$44.85
Per share NAV end of period	$42.81	$43.02
Percentage change in per share NAV	2.7%	(4.1)%
Percentage change in benchmark	(2.5)%	3.7%
Benchmark annualized volatility	9.1%	12.3%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 350,000 outstanding Shares at March 31, 2016 to 400,000 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2015 to June 30, 2015.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.7% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 4.1% for the three months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $43.03 per Share and reached its low for the period on May 2, 2016 at $41.22 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 13, 2015 at $45.52 per Share and reached its low for the period on May 15, 2015 at $41.99 per Share.

The benchmark’s decline of 2.5% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 3.7% for the three months ended June 30, 2015, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(31,107)	$(45,895)
Management fee	38,959	46,327
Brokerage commission	679	851
Net realized gain (loss)	(472,606)	(906,332)
Change in net unrealized appreciation/depreciation	925,451	128,346
Net income (loss)	$421,738	$(823,881)

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2016.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$18,028,199	$20,104,935
NAV end of period	$18,713,405	$19,093,705
Percentage change in NAV	3.8%	(5.0)%
Shares outstanding beginning of period	350,000	350,005
Shares outstanding end of period	350,000	350,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$51.51	$57.44
Per share NAV end of period	$53.47	$54.55
Percentage change in per share NAV	3.8%	(5.0)%
Percentage change in benchmark	(2.7)%	1.3%
Benchmark annualized volatility	13.2%	12.4%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2016 to June 30, 2016. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2015 to June 30, 2015.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.8% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 5.0% for the three months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on May 24, 2016 at $58.10 per Share and reached its low for the period on April 19, 2016 at $49.39 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 2, 2015 at $57.92 per Share and reached its low for the period on May 13, 2015 at $50.07 per Share.

The benchmark’s decline of 2.7% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 1.3% for the three months ended June 30, 2015, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(36,158)	$(48,012)
Management fee	44,642	45,158
Brokerage commission	3,774	3,603
Net realized gain (loss)	(454,834)	(445,895)
Change in net unrealized appreciation/depreciation	1,176,198	(517,323)
Net income (loss)	$685,206	$(1,011,230)

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2016.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$398,948,519	$619,839,556
NAV end of period	$386,660,905	$629,617,014
Percentage change in NAV	(3.1)%	1.6%
Shares outstanding beginning of period	17,200,000	23,000,014
Shares outstanding end of period	15,900,000	25,450,014
Percentage change in shares outstanding	(7.6)%	10.7%
Shares created	200,000	6,400,000
Shares redeemed	1,500,000	3,950,000
Per share NAV beginning of period	$23.19	$26.95
Per share NAV end of period	$24.32	$24.74
Percentage change in per share NAV	4.9%	(8.2)%
Percentage change in benchmark	(2.5)%	3.7%
Benchmark annualized volatility	9.1%	12.3%

During the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 17,200,000 outstanding Shares at March 31, 2016 to 15,900,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 23,000,014 outstanding Shares at March 31, 2015 to 25,450,014 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.9% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 8.2% for the three months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $24.67 per Share and reached its low for the period on May 2, 2016 at $22.63 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 13, 2015 at $27.77 per Share and reached its low for the period on May 15, 2015 at $23.63 per Share.

The benchmark’s decline of 2.5% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 3.7% for the three months ended June 30, 2015, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(666,494)	$(1,296,221)
Management fee	921,922	1,350,724
Net realized gain (loss)	(26,134,024)	(29,570,685)
Change in net unrealized appreciation/depreciation	45,094,110	(18,926,208)
Net income (loss)	$18,293,592	$(49,793,114)

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2016.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$175,927,655	$440,362,007
NAV end of period	$193,732,080	$405,516,052
Percentage change in NAV	10.1%	(7.9)%
Shares outstanding beginning of period	2,299,290	4,949,294
Shares outstanding end of period	3,049,290	4,399,294
Percentage change in shares outstanding	32.6%	(11.1)%
Shares created	750,000	400,000
Shares redeemed	—	950,000
Per share NAV beginning of period	$76.51	$88.97
Per share NAV end of period	$63.53	$92.18
Percentage change in per share NAV	(17.0)%	3.6%
Percentage change in benchmark	9.0%	(2.0)%
Benchmark annualized volatility	14.6%	7.3%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 2,299,290 outstanding Shares at March 31, 2016 to 3,049,290 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,949,294 outstanding Shares at March 31, 2015 to 4,399,294 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.0% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 3.6% for the three months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 1, 2016 at $75.29 per Share and reached its low for the period on June 27, 2016 at $62.01 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 5, 2015 at $97.30 per Share and reached its low for the period on April 17, 2015 at $87.24 per Share.

The benchmark’s rise of 9.0% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 2.0% for the three months ended June 30, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(324,778)	$(973,386)
Management fee	429,269	1,013,305
Net realized gain (loss)	(15,080,369)	30,643,987
Change in net unrealized appreciation/depreciation	(17,985,087)	(14,879,188)
Net income (loss)	$(33,390,234)	$14,791,413

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2016.

ProShares Ultra Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$5,665,434	$2,282,908
NAV end of period	$12,465,478	$2,477,456
Percentage change in NAV	120.0%	8.5%
Shares outstanding beginning of period	199,961	50,004
Shares outstanding end of period	349,961	49,965
Percentage change in shares outstanding	75.0%	(0.1)%
Shares created	200,000	25,000
Shares redeemed	50,000	25,039
Per share NAV beginning of period	$28.33	$45.65
Per share NAV end of period	$35.62	$49.58
Percentage change in per share NAV	25.7%	8.6%
Percentage change in benchmark	12.8%	4.7%
Benchmark annualized volatility	15.9%	14.0%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 199,961 outstanding Shares at March 31, 2016 to 349,961 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. The increase in the Fund’s NAV was offset by a decrease from 50,004 outstanding Shares at March 31, 2015 to 49,965 outstanding Shares at June 30, 2015.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.7% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 8.6% for the three months ended June 30, 2015, was due to a greater appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 8, 2016 at $36.59 per Share and reached its low for the period on April 5, 2016 at $27.00 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 14, 2015 at $52.57 per Share and reached its low for the period on April 9, 2015 at $46.23 per Share.

The benchmark’s rise of 12.8% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 4.7% for the three months ended June 30, 2015, can be attributed to greater appreciation of the underlying components of the index during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(19,060)	$(5,763)
Management fee	23,486	5,995
Net realized gain (loss)	1,999,898	7,451
Change in net unrealized appreciation/depreciation	252,133	225,547
Net income (loss)	$2,232,971	$227,235

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a rise in the Fund’s benchmark index during the three months ended June 30, 2016.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$807,934,402	$1,004,631,028
NAV end of period	$898,563,742	$995,416,921
Percentage change in NAV	11.2%	(0.9)%
Shares outstanding beginning of period	89,827,866	29,439,834
Shares outstanding end of period	73,877,866	21,877,867
Percentage change in shares outstanding	(17.8)%	(25.7)%
Shares created	11,950,000	9,430,000
Shares redeemed	27,900,000	16,991,967
Per share NAV beginning of period	$8.99	$34.12
Per share NAV end of period	$12.16	$45.50
Percentage change in per share NAV	35.3%	33.3%
Percentage change in benchmark	18.7%	17.5%
Benchmark annualized volatility	38.6%	35.9%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 89,827,866 outstanding Shares at March 31, 2016 to 73,877,866 outstanding Shares at June 30, 2016. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 29,439,834 outstanding Shares at March 31, 2015 to 21,877,867 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 35.3% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 33.3% for the three months ended June 30, 2015, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 8, 2016 at $14.08 per Share and reached its low for the period on April 4, 2016 at $7.77 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 6, 2015 at $50.96 per Share and reached its low for the period on April 2, 2015 at $36.26 per Share.

The benchmark’s rise of 18.7% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 17.5% for the three months ended June 30, 2015, can be attributed to a greater increase in the price of WTI Crude Oil during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(1,768,802)	$(2,559,682)
Management fee	2,100,452	2,401,552
Brokerage commission	166,881	223,457
Net realized gain (loss)	366,695,141	206,320,847
Change in net unrealized appreciation/depreciation	(70,503,063)	151,759,601
Net income (loss)	$294,423,276	$355,520,766

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to an increase in the volatility of the Fund’s underlying benchmark during the three months ended June 30, 2016.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$28,612,516	$61,306,293
NAV end of period	$43,355,961	$63,238,942
Percentage change in NAV	51.5%	3.2%
Shares outstanding beginning of period	2,642,169	1,342,485
Shares outstanding end of period	2,442,169	1,392,170
Percentage change in shares outstanding	(7.6)%	3.7%
Shares created	400,000	475,000
Shares redeemed	600,000	425,315
Per share NAV beginning of period	$10.83	$45.67
Per share NAV end of period	$17.75	$45.42
Percentage change in per share NAV	63.9%	(0.5)%
Percentage change in benchmark	31.0%	1.8%
Benchmark annualized volatility	40.0%	39.3%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 2,642,169 outstanding Shares at March 31, 2016 to 2,442,169 outstanding Shares at June 30, 2016. By comparison, during the three months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 1,342,485 outstanding Shares at March 31, 2015 to 1,392,170 outstanding Shares at June 30, 2015. The increase of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 63.9% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 0.5% for the three months ended June 30, 2015, was due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 30, 2016 at $17.75 per Share and reached its low for the period on April 6, 2016 at $10.29 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 15, 2015 at $55.79 per Share and reached its low for the period on June 5, 2015 at $39.42 per Share.

The benchmark’s rise of 31.0% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 1.8% for the three months ended June 30, 2015, can be attributed to a greater increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(100,326)	$(222,837)
Management fee	75,122	158,681
Brokerage commission	40,615	69,898
Net realized gain (loss)	10,485,336	(3,971,123)
Change in net unrealized appreciation/depreciation	7,851,936	6,588,482
Net income (loss)	$18,236,946	$2,394,522

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a greater increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2016.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$91,724,555	$95,949,460
NAV end of period	$100,789,893	$88,848,218
Percentage change in NAV	9.9%	(7.4)%
Shares outstanding beginning of period	2,300,000	2,500,014
Shares outstanding end of period	2,250,000	2,400,014
Percentage change in shares outstanding	(2.2)%	(4.0)%
Shares created	—	—
Shares redeemed	50,000	100,000
Per share NAV beginning of period	$39.88	$38.38
Per share NAV end of period	$44.80	$37.02
Percentage change in per share NAV	12.3%	(3.5)%
Percentage change in benchmark	6.8%	(1.4)%
Benchmark annualized volatility	17.7%	12.6%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,300,000 outstanding Shares at March 31, 2016 to 2,250,000 outstanding Shares at June 30, 2016. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,500,014 outstanding Shares at March 31, 2015 to 2,400,014 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.3% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 3.5% for the three months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $45.07 per Share and reached its low for the period on May 31, 2016 at $37.96 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 14, 2015 at $40.69 per Share and reached its low for the period on June 5, 2015 at $36.70 per Share.

The benchmark’s rise of 6.8% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 1.4% for the three months ended June 30, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(161,625)	$(212,388)
Management fee	221,251	221,273
Brokerage commission	8	9
Net realized gain (loss)	(4,909,360)	(919,884)
Change in net unrealized appreciation/depreciation	16,122,144	(2,095,018)
Net income (loss)	$11,051,159	$(3,227,290)

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2016.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$263,338,473	$317,182,857
NAV end of period	$386,838,399	$285,991,688
Percentage change in NAV	46.9%	(9.8)%
Shares outstanding beginning of period	8,046,526	7,646,533
Shares outstanding end of period	8,496,526	7,846,533
Percentage change in shares outstanding	5.6%	2.6%
Shares created	700,000	800,000
Shares redeemed	250,000	600,000
Per share NAV beginning of period	$32.73	$41.48
Per share NAV end of period	$45.53	$36.45
Percentage change in per share NAV	39.1%	(12.1)%
Percentage change in benchmark	19.4%	(5.4)%
Benchmark annualized volatility	25.3%	20.8%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 8,046,526 outstanding Shares at March 31, 2016 to 8,496,526 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,646,533 outstanding Shares at March 31, 2015 to 7,846,533 outstanding Shares at June 30, 2015.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 39.1% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 12.1% for the three months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 30, 2016 at $45.53 per Share and reached its low for the period on April 4, 2016 at $30.92 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 18, 2015 at $46.64 per Share and reached its low for the period on June 30, 2015 at $36.45 per Share.

The benchmark’s rise of 19.4% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 5.4% for the three months ended June 30, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(553,155)	$(679,148)
Management fee	741,794	715,430
Brokerage commission	17	19
Net realized gain (loss)	21,386,515	1,760,502
Change in net unrealized appreciation/depreciation	86,616,491	(36,485,542)
Net income (loss)	$107,449,851	$(35,404,188)

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to an increase in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2016.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$10,961,778	$14,765,776
NAV end of period	$9,532,904	$13,272,820
Percentage change in NAV	(13.0)%	(10.1)%
Shares outstanding beginning of period	650,000	950,014
Shares outstanding end of period	600,000	800,014
Percentage change in shares outstanding	(7.7)%	(15.8)%
Shares created	50,000	—
Shares redeemed	100,000	150,000
Per share NAV beginning of period	$16.86	$15.54
Per share NAV end of period	$15.89	$16.59
Percentage change in per share NAV	(5.8)%	6.8%
Percentage change in benchmark	(2.5)%	3.7%
Benchmark annualized volatility	9.1%	12.3%

During the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 650,000 outstanding Shares at March 31, 2016 to 600,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 950,014 outstanding Shares at March 31, 2015 to 800,014 outstanding Shares at June 30, 2015. The decrease of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.8% for the three months ended June 30, 2016, as compared to Fund’s per Share NAV increase of 6.8% for the three months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on May 2, 2016 at $17.23 per Share and reached its low for the period on June 27, 2016 at $15.67 per Share. By comparison, during the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 15, 2015 at $17.57 per Share and reached its low for the period on April 13, 2015 at $15.04 per Share.

The benchmark’s decline of 2.5% for the three months ended June 30, 2016, as compared to the benchmark’s rise of 3.7% for the three months ended June 30, 2015, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(16,403)	$(34,217)
Management fee	23,237	35,245
Net realized gain (loss)	605,256	436,961
Change in net unrealized appreciation/depreciation	(1,163,117)	645,366
Net income (loss)	$(574,264)	$1,048,110

The Fund’s net income decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2016.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
NAV beginning of period	$6,194,007	$5,600,081
NAV end of period	$7,265,264	$5,348,899
Percentage change in NAV	17.3%	(4.5)%
Shares outstanding beginning of period	99,970	100,004
Shares outstanding end of period	99,970	99,974
Percentage change in shares outstanding	0.0%	0.0%^
Shares created	—	—
Shares redeemed	—	30
Per share NAV beginning of period	$61.96	$56.00
Per share NAV end of period	$72.67	$53.50
Percentage change in per share NAV	17.3%	(4.5)%
Percentage change in benchmark	9.0%	(2.0)%
Benchmark annualized volatility	14.6%	7.3%

^	Amount represents less than 0.05%

During the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2016 to June 30, 2016. By comparison, during the three months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,004 outstanding Shares at March 31, 2015 to 99,974 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.3% for the three months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 4.5% for the three months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $74.48 per Share and reached its low for the period on April 22, 2016 at $62.83 per Share. By comparison, the three months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 17, 2015 at $57.03 per Share and reached its low for the period on June 5, 2015 at $50.86 per Share.

The benchmark’s rise of 9.0% for the three months ended June 30, 2016, as compared to the benchmark’s decline of 2.0% for the three months ended June 30, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net investment income (loss)	$(11,556)	$(12,481)
Management fee	15,811	12,940
Net realized gain (loss)	485,862	(438,543)
Change in net unrealized appreciation/depreciation	596,951	201,404
Net income (loss)	$1,071,257	$(249,620)

The Fund’s net income increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$105,272,823	$111,459,325
NAV end of period	$190,955,944	$169,655,175
Percentage change in NAV	81.4%	52.2%
Shares outstanding beginning of period	1,589,962	1,064,962
Shares outstanding end of period	4,229,962	2,509,962
Percentage change in shares outstanding	166.0%	135.7%
Shares created	5,385,000	1,735,000
Shares redeemed	2,745,000	290,000
Per share NAV beginning of period	$66.21	$104.66
Per share NAV end of period	$45.14	$67.59
Percentage change in per share NAV	(31.8)%	(35.4)%
Percentage change in benchmark	(31.6)%	(35.2)%
Benchmark annualized volatility	88.5%	59.4%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 1,589,962 outstanding Shares at December 31, 2015 to 4,229,962 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 1,064,962 outstanding Shares at December 31, 2014 to 2,509,962 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.8% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 35.4% for the six months ended June 30, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $97.95 per Share and reached its low for the period on June 6, 2016 at $42.55 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $120.75 per Share and reached its low for the period on June 23, 2015 at $56.30 per Share.

The benchmark’s decline of 31.6% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 35.2% for the six months ended June 30, 2015, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(708,321)	$(606,059)
Management fee	735,862	560,322
Brokerage commission	153,034	66,872
Net realized gain (loss)	(32,558,408)	(60,564,753)
Change in net unrealized appreciation/depreciation	(15,251,572)	7,646,337
Net income (loss)	$(48,518,301)	$(53,524,475)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$27,650,638	$21,459,575
NAV end of period	$42,224,892	$26,777,867
Percentage change in NAV	52.7%	24.8%
Shares outstanding beginning of period	512,404	337,404
Shares outstanding end of period	812,403	487,404
Percentage change in shares outstanding	58.5%	44.5%
Shares created	425,000	300,000
Shares redeemed	125,001	150,000
Per share NAV beginning of period	$53.96	$63.60
Per share NAV end of period	$51.98	$54.94
Percentage change in per share NAV	(3.7)%	(13.6)%
Percentage change in benchmark	(3.3)%	(13.2)%
Benchmark annualized volatility	42.7%	28.6%

During the six months ended June 30, 2016 and 2015, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 812,403 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 337,404 outstanding Shares at December 31, 2014 to 487,404 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.7% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 13.6% for the six months ended June 30, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $66.85 per Share and reached its low for the period on June 23, 2016 at $49.89 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 28, 2015 at $68.56 per Share and reached its low for the period on June 26, 2015 at $52.16 per Share.

The benchmark’s decline of 3.3% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 13.2% for the six months ended June 30, 2015, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(121,236)	$(121,353)
Management fee	142,725	114,266
Brokerage commission	12,609	11,963
Net realized gain (loss)	(349,207)	(2,922,060)
Change in net unrealized appreciation/depreciation	(766,663)	(561,969)
Net income (loss)	$(1,237,106)	$(3,605,382)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2016.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$642,811,361	$506,556,124
NAV end of period	$687,712,265	$189,250,124
Percentage change in NAV	7.0%	(62.6)%
Shares outstanding beginning of period	12,650,040	8,250,040
Shares outstanding end of period	13,800,000	2,400,040
Percentage change in shares outstanding	9.1%	(70.9)%
Shares created	34,800,000	4,550,000
Shares redeemed	33,650,040	10,400,000
Per share NAV beginning of period	$50.81	$61.40
Per share NAV end of period	$49.83	$78.85
Percentage change in per share NAV	(1.9)%	28.4%
Percentage change in benchmark	(31.6)%	(35.2)%
Benchmark annualized volatility	88.5%	59.4%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 12,650,040 outstanding Shares at December 31, 2015 to 13,800,000 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 8,250,040 outstanding Shares at December 31, 2014 to 2,400,040 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.9% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 28.4% for the six months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on June 6, 2016 at $65.18 per Share and reached its low for the period on February 11, 2016 at $31.50 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 23, 2015 at $97.71 per Share and reached its low for the period on January 30, 2015 at $50.15 per Share.

The benchmark’s decline of 31.6% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 35.2% for the six months ended June 30, 2015, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX Futures curve during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(3,065,043)	$(2,332,580)
Management fee	2,610,743	1,583,663
Brokerage commission	1,053,458	793,570
Net realized gain (loss)	(14,242,969)	109,879,032
Change in net unrealized appreciation/depreciation	68,505,168	(228,801)
Net income (loss)	$51,197,156	$107,317,651

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2016.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$547,708,740	$351,789,953
NAV end of period	$839,613,853	$431,922,188
Percentage change in NAV	53.3%	22.8%
Shares outstanding beginning of period	3,900,490	560,804
Shares outstanding end of period	18,400,490	1,940,490
Percentage change in shares outstanding	371.7%	246.0%
Shares created	30,010,000	4,696,000
Shares redeemed	15,510,000	3,316,314
Per share NAV beginning of period	$140.42	$627.30
Per share NAV end of period	$45.63	$222.58
Percentage change in per share NAV	(67.5)%	(64.5)%
Percentage change in benchmark	(31.6)%	(35.2)%
Benchmark annualized volatility	88.5%	59.4%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 3,900,490 outstanding Shares at December 31, 2015 to 18,400,490 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 560,804 outstanding Shares at December 31, 2014 to 1,940,490 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 67.5% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 64.5% for the six months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016 and 2015, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $285.77 per Share and reached its low for the period on June 30, 2016 at $45.63 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $821.39 per Share and reached its low for the period on June 23, 2015 at $158.00 per Share.

The benchmark’s decline of 31.6% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 35.2% for the six months ended June 30, 2015, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 31, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(4,681,300)	$(4,052,724)
Management fee	3,381,298	2,398,700
Brokerage commission	2,126,665	1,718,518
Net realized gain (loss)	(524,123,173)	(536,866,585)
Change in net unrealized appreciation/depreciation	(190,156,030)	48,928,208
Net income (loss)	$(718,960,503)	$(491,991,101)

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$8,514,039	$5,264,706
NAV end of period	$6,348,401	$5,216,200
Percentage change in NAV	(25.4)%	(0.9)%
Shares outstanding beginning of period	179,991	179,991
Shares outstanding end of period	179,985	179,991
Percentage change in shares outstanding	0.0%^	0.0%
Shares created	—	—
Shares redeemed	6	—
Per share NAV beginning of period	$47.30	$29.25
Per share NAV end of period	$35.27	$28.98
Percentage change in per share NAV	(25.4)%	(0.9)%
Percentage change in benchmark	13.1%	(1.6)%
Benchmark annualized volatility	16.5%	15.1%

^	Amount represent less than 0.05%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 179,991 outstanding Shares at December 31, 2015 to 179,985 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to June 30, 2015.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 25.4% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 0.9% for the six months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 20, 2016 at $54.74 per Share and reached its low for the period on June 8, 2016 at $34.61 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 17, 2015 at $33.22 per Share and reached its low for the period on May 14, 2015 at $27.72 per Share.

The benchmark’s rise of 13.1% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 1.6% for the six months ended June 30, 2015, can be attributed to appreciation of the underlying components of the index during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(29,736)	$(24,591)
Management fee	37,696	25,587
Net realized gain (loss)	(1,817,998)	781,034
Change in net unrealized appreciation/depreciation	(317,583)	(804,949)
Net income (loss)	$(2,165,317)	$(48,506)

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a rise in the Fund’s benchmark index during the six months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Commodity.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$95,897,894	$169,210,110
NAV end of period	$165,504,746	$180,092,283
Percentage change in NAV	72.6%	6.4%
Shares outstanding beginning of period	719,944	2,169,944
Shares outstanding end of period	2,019,942	3,169,944
Percentage change in shares outstanding	180.6%	46.1%
Shares created	5,000,000	9,150,000
Shares redeemed	3,700,002	8,150,000
Per share NAV beginning of period	$133.20	$77.98
Per share NAV end of period	$81.94	$56.81
Percentage change in per share NAV	(38.5)%	(27.1)%
Percentage change in benchmark	4.9%	0.04%
Benchmark annualized volatility	50.6%	45.9%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 719,944 outstanding Shares at December 31, 2015 to 2,019,942 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 2,169,944 outstanding Shares at December 31, 2014 to 3,169,944 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.5% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 27.1% for the six months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 20, 2016 at $232.22 per Share and reached its low for the period on June 8, 2016 at $74.44 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 28, 2015 at $106.79 per Share and reached its low for the period on June 10, 2015 at $52.91 per Share.

The benchmark’s rise of 4.9% for the six months ended June 30, 2016, as compared to the rise of 0.04% for the six months ended June 30, 2015, can be attributed to a greater increase in the price of WTI Crude Oil during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(749,456)	$(1,360,250)
Management fee	885,196	1,271,602
Brokerage commission	97,759	125,143
Net realized gain (loss)	(87,186,302)	(39,039,866)
Change in net unrealized appreciation/depreciation	3,166,118	(45,043,864)
Net income (loss)	$(84,769,640)	$(85,443,980)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a greater rise in the price of WTI Crude Oil during the six months ended June 30, 2016.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$10,462,856	$14,688,564
NAV end of period	$2,550,965	$13,085,851
Percentage change in NAV	(75.6)%	(10.9)%
Shares outstanding beginning of period	224,856	524,856
Shares outstanding end of period	74,832	524,856
Percentage change in shares outstanding	(66.7)%	0.0%
Shares created	450,000	900,000
Shares redeemed	600,024	900,000
Per share NAV beginning of period	$46.53	$27.99
Per share NAV end of period	$34.09	$24.93
Percentage change in per share NAV	(26.7)%	(10.9)%
Percentage change in benchmark	2.3%	(9.4)%
Benchmark annualized volatility	41.2%	45.3%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,856 outstanding Shares at December 31, 2015 to 74,832 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to June 30, 2015.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.7% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 10.9% for the six months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on March 3, 2016 at $84.20 per Share and reached its low for the period on June 30, 2016 at $34.09 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on April 27, 2015 at $32.39 per Share and reached its low for the period on January 14, 2015 at $21.53 per Share.

The benchmark’s rise of 2.3% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 9.4% for the six months ended June 30, 2015, can be attributed to an increase in the price of Henry Hub Natural Gas during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(88,207)	$(89,649)
Management fee	57,023	57,687
Brokerage commission	45,302	33,542
Net realized gain (loss)	560,517	5,102,230
Change in net unrealized appreciation/depreciation	2,090,668	(3,914,520)
Net income (loss)	$2,562,978	$1,098,061

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase in the price of Henry Hub Natural Gas and significantly lower Net Asset Value during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$74,971,764	$81,861,762
NAV end of period	$56,037,110	$73,951,674
Percentage change in NAV	(25.3)%	(9.7)%
Shares outstanding beginning of period	646,978	846,978
Shares outstanding end of period	796,978	746,978
Percentage change in shares outstanding	23.2%	(11.8)%
Shares created	700,000	100,000
Shares redeemed	550,000	200,000
Per share NAV beginning of period	$115.88	$96.65
Per share NAV end of period	$70.31	$99.00
Percentage change in per share NAV	(39.3)%	2.4%
Percentage change in benchmark	24.6%	(2.9)%
Benchmark annualized volatility	19.4%	13.6%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV was offset by an increase from 646,978 outstanding Shares at December 31, 2015 to 796,978 outstanding Shares at June 30, 2016. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 746,978 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 39.3% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 2.4% for the six months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $112.07 per Share and reached its low for the period on June 27, 2016 at $69.95 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 18, 2015 at $104.99 per Share and reached its low for the period on January 22, 2015 at $83.07 per Share.

The benchmark’s rise of 24.6% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 2.9% for the six months ended June 30, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(231,750)	$(353,130)
Management fee	305,990	367,896
Brokerage commission	25	25
Net realized gain (loss)	(19,669,579)	1,392,577
Change in net unrealized appreciation/depreciation	(9,998,304)	2,300,811
Net income (loss)	$(29,899,633)	$3,340,258

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2016.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$55,987,938	$53,007,867
NAV end of period	$32,067,220	$61,116,236
Percentage change in NAV	(42.7)%	15.3%
Shares outstanding beginning of period	866,978	916,978
Shares outstanding end of period	966,976	1,116,978
Percentage change in shares outstanding	11.5%	21.8%
Shares created	1,000,000	1,000,000
Shares redeemed	900,002	800,000
Per share NAV beginning of period	$64.58	$57.81
Per share NAV end of period	$33.16	$54.72
Percentage change in per share NAV	(48.7)%	(5.3)%
Percentage change in benchmark	32.9%	(1.7)%
Benchmark annualized volatility	25.6%	24.4%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 866,976 outstanding Shares at December 31, 2015 to 966,976 outstanding Shares at June 30, 2016. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 916,978 outstanding Shares at December 31, 2014 to 1,116,978 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 48.7% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 5.3% for the six months ended June 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 28, 2016 at $66.01 per Share and reached its low for the period on June 30, 2016 at $33.16 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $59.69 per Share and reached its low for the period on January 23, 2015 at $43.40 per Share.

The benchmark’s rise of 32.9% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 1.7% for the six months ended June 30, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(146,024)	$(248,899)
Management fee	194,741	259,052
Brokerage commission	25	25
Net realized gain (loss)	(11,791,694)	(1,930,217)
Change in net unrealized appreciation/depreciation	(13,772,989)	1,959,809
Net income (loss)	$(25,710,707)	$(219,307)

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Silver.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$17,510,898	$14,021,804
NAV end of period	$17,125,648	$19,360,122
Percentage change in NAV	(2.2)%	38.1%
Shares outstanding beginning of period	400,005	350,005
Shares outstanding end of period	400,000	450,005
Percentage change in shares outstanding	0.0%^	28.6%
Shares created	50,000	100,000
Shares redeemed	50,005	—
Per share NAV beginning of period	$43.78	$40.06
Per share NAV end of period	$42.81	$43.02
Percentage change in per share NAV	(2.2)%	7.4%
Percentage change in benchmark	2.1%	(7.9)%
Benchmark annualized volatility	9.3%	13.1%

^	Amount represents less than 0.05%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,005 outstanding Shares at December 31, 2015 to 400,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding Shares at December 31, 2014 to 450,005 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.2% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 7.4% for the six months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $44.25 per Share and reached its low for the period on May 2, 2016 at $41.22 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $46.07 per Share and reached its low for the period on January 2, 2015 at $40.37 per Share.

The benchmark’s rise of 2.1% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 7.9% for the six months ended June 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(66,252)	$(84,242)
Management fee	79,492	85,186
Brokerage commission	1,429	1,719
Net realized gain (loss)	(526,767)	1,150,762
Change in net unrealized appreciation/depreciation	218,418	(147,033)
Net income (loss)	$(374,601)	$919,487

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2016.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$20,460,679	$23,120,790
NAV end of period	$18,713,405	$19,093,705
Percentage change in NAV	(8.5)%	(17.4)%
Shares outstanding beginning of period	350,005	450,005
Shares outstanding end of period	350,000	350,005
Percentage change in shares outstanding	0.0%^	(22.2)%
Shares created	—	50,000
Shares redeemed	5	150,000
Per share NAV beginning of period	$58.46	$51.38
Per share NAV end of period	$53.47	$54.55
Percentage change in per share NAV	(8.5)%	6.2%
Percentage change in benchmark	2.3%	(5.5)%
Benchmark annualized volatility	13.2%	12.7%

^	Amount represents less than 0.05%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.5% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 6.2% for the six months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 15, 2016 at $65.74 per Share and reached its low for the period on April 19, 2016 at $49.39 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 11, 2015 at $58.71 per Share and reached its low for the period on May 13, 2015 at $50.07 per Share.

The benchmark’s rise of 2.3% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 5.5% for the six months ended June 30, 2015, can be attributed to a rise in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(81,187)	$(103,726)
Management fee	93,486	97,982
Brokerage commission	7,744	7,600
Net realized gain (loss)	(2,143,273)	2,533,994
Change in net unrealized appreciation/depreciation	477,500	(840,845)
Net income (loss)	$(1,746,960)	$1,589,423

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2016.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$522,306,518	$517,191,349
NAV end of period	$386,660,905	$629,617,014
Percentage change in NAV	(26.0)%	21.7%
Shares outstanding beginning of period	20,450,014	23,950,014
Shares outstanding end of period	15,900,000	25,450,014
Percentage change in shares outstanding	(22.2)%	6.3%
Shares created	450,000	11,900,000
Shares redeemed	5,000,014	10,400,000
Per share NAV beginning of period	$25.54	$21.59
Per share NAV end of period	$24.32	$24.74
Percentage change in per share NAV	(4.8)%	14.6%
Percentage change in benchmark	2.1%	(7.9)%
Benchmark annualized volatility	9.3%	13.1%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 15,900,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 23,950,014 outstanding Shares at December 31, 2014 to 25,450,014 outstanding Shares at June 30, 2015.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.8% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 14.6% for the six months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $26.09 per Share and reached its low for the period on May 2, 2016 at $22.63 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $28.50 per Share and reached its low for the period on January 2, 2015 at $21.94 per Share.

The benchmark’s rise of 2.1% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 7.9% for the six months ended June 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(1,471,447)	$(2,485,776)
Management fee	1,988,314	2,607,869
Net realized gain (loss)	(55,056,068)	77,957,654
Change in net unrealized appreciation/depreciation	32,984,986	(12,294,739)
Net income (loss)	$(23,542,529)	$63,177,139

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2016.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$237,372,900	$531,471,873
NAV end of period	$193,732,080	$405,516,052
Percentage change in NAV	(18.4)%	(23.7)%
Shares outstanding beginning of period	2,699,294	5,949,294
Shares outstanding end of period	3,049,290	4,399,294
Percentage change in shares outstanding	13.0%	(26.1)%
Shares created	800,000	1,050,000
Shares redeemed	450,004	2,600,000
Per share NAV beginning of period	$87.94	$89.33
Per share NAV end of period	$63.53	$92.18
Percentage change in per share NAV	(27.8)%	3.2%
Percentage change in benchmark	16.4%	(2.1)%
Benchmark annualized volatility	12.8%	8.0%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 2,699,294 outstanding Shares at December 31, 2015 to 3,049,290 outstanding Shares at June 30, 2016. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 4,399,294 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.8% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV increase of 3.2% for the six months ended June 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 29, 2016 at $88.99 per Share and reached its low for the period on June 27, 2016 at $62.01 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on June 5, 2015 at $97.30 per Share and reached its low for the period on January 15, 2015 at $84.11 per Share.

The benchmark’s rise of 16.4% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 2.1% for the six months ended June 30, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(725,575)	$(2,089,930)
Management fee	898,414	2,174,897
Net realized gain (loss)	(52,703,180)	25,538,696
Change in net unrealized appreciation/depreciation	(9,039,731)	(12,641,262)
Net income (loss)	$(62,468,486)	$10,807,504

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2016.

ProShares Ultra Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$7,105,984	$2,606,920
NAV end of period	$12,465,478	$2,477,456
Percentage change in NAV	75.4%	(5.0)%
Shares outstanding beginning of period	249,965	50,004
Shares outstanding end of period	349,961	49,965
Percentage change in shares outstanding	40.0%	(0.1)%
Shares created	200,000	25,000
Shares redeemed	100,004	25,039
Per share NAV beginning of period	$28.43	$52.13
Per share NAV end of period	$35.62	$49.58
Percentage change in per share NAV	25.3%	(4.9)%
Percentage change in benchmark	13.1%	(1.6)%
Benchmark annualized volatility	16.5%	15.1%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 249,965 outstanding Shares at December 31, 2015 to 349,961 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 50,004 outstanding Shares at December 31, 2014 to 49,965 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.3% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 4.9% for the six months ended June 30, 2015, was due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 8, 2016 at $36.59 per Share and reached its low for the period on January 20, 2016 at $24.42 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 14, 2015 at $52.57 per Share and reached its low for the period on March 17, 2015 at $44.65 per Share.

The benchmark’s rise of 13.1% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 1.6% for the six months ended June 30, 2015, can be attributed to appreciation of the underlying components of the index during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(30,998)	$(11,282)
Management fee	36,924	11,768
Net realized gain (loss)	1,709,636	(512,994)
Change in net unrealized appreciation/depreciation	359,487	427,499
Net income (loss)	$2,038,125	$(96,777)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a rise in the Fund’s benchmark index during the six months ended June 30, 2016.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$783,922,475	$450,562,988
NAV end of period	$898,563,742	$995,416,921
Percentage change in NAV	14.6%	120.9%
Shares outstanding beginning of period	62,327,867	8,879,834
Shares outstanding end of period	73,877,866	21,877,867
Percentage change in shares outstanding	18.5%	146.4%
Shares created	65,350,000	36,680,000
Shares redeemed	53,800,001	23,681,967
Per share NAV beginning of period	$12.58	$50.74
Per share NAV end of period	$12.16	$45.50
Percentage change in per share NAV	(3.3)%	(10.3)%
Percentage change in benchmark	4.9%	0.04%
Benchmark annualized volatility	50.6%	45.9%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 62,327,867 outstanding Shares at December 31, 2015 to 73,877,866 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 8,879,834 outstanding Shares at December 31, 2014 to 21,877,867 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.3% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 10.3% for the six months ended June 30, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 8, 2016 at $14.08 per Share and reached its low for the period on February 11, 2016 at $6.01 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on May 6, 2015 at $50.96 per Share and reached its low for the period on March 17, 2015 at $31.04 per Share.

The benchmark’s rise of 4.9% for the six months ended June 30, 2016, as compared to the benchmark’s rise of 0.04% for the six months ended June 30, 2015, can be attributed to a greater increase in the price of WTI Crude Oil during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(3,294,729)	$(4,404,394)
Management fee	3,913,130	4,245,253
Brokerage commission	331,194	300,710
Net realized gain (loss)	113,330,482	32,681,924
Change in net unrealized appreciation/depreciation	24,759,492	132,078,953
Net income (loss)	$134,795,245	$160,356,483

The Fund’s net income decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase in the volatility of the Fund’s underlying benchmark during the six months ended June 30, 2016.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$38,851,184	$70,433,207
NAV end of period	$43,355,961	$63,238,942
Percentage change in NAV	11.6%	(10.2)%
Shares outstanding beginning of period	2,092,170	1,142,485
Shares outstanding end of period	2,442,169	1,392,170
Percentage change in shares outstanding	16.7%	21.9%
Shares created	1,500,000	987,500
Shares redeemed	1,150,001	737,815
Per share NAV beginning of period	$18.57	$61.65
Per share NAV end of period	$17.75	$45.42
Percentage change in per share NAV	(4.4)%	(26.3)%
Percentage change in benchmark	2.3%	(9.4)%
Benchmark annualized volatility	41.2%	45.3%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 2,092,170 outstanding Shares at December 31, 2015 to 2,442,169 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,142,485 outstanding Shares at December 31, 2014 to 1,392,170 outstanding Shares at June 30, 2015.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.4% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 26.3% for the six months ended June 30, 2015, was due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 8, 2016 at $20.23 per Share and reached its low for the period on March 3, 2016 at $8.89 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 14, 2015 at $74.33 per Share and reached its low for the period on June 5, 2015 at $39.42 per Share.

The benchmark’s rise of 2.3% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 9.4% for the six months ended June 30, 2015, can be attributed to an increase in the price of Henry Hub Natural Gas during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(189,087)	$(429,721)
Management fee	143,866	331,489
Brokerage commission	72,364	109,616
Net realized gain (loss)	4,626,617	(49,803,632)
Change in net unrealized appreciation/depreciation	656,990	34,039,451
Net income (loss)	$5,094,520	$(16,193,902)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase in the price of Henry Hub Natural Gas during the six months ended June 30, 2016.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
NAV beginning of period	$69,864,815	$102,003,345
NAV end of period	$100,789,893	$88,848,218
Percentage change in NAV	44.3%	(12.9)%
Shares outstanding beginning of period	2,350,014	2,550,014
Shares outstanding end of period	2,250,000	2,400,014
Percentage change in shares outstanding	(4.3)%	(5.9)%
Shares created	100,000	50,000
Shares redeemed	200,014	200,000
Per share NAV beginning of period	$29.73	$40.00
Per share NAV end of period	$44.80	$37.02
Percentage change in per share NAV	50.7%	(7.5)%
Percentage change in benchmark	24.6%	(2.9)%
Benchmark annualized volatility	19.4%	13.6%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by an decrease from 2,350,014 outstanding Shares at December 31, 2015 to 2,250,000 outstanding Shares at June 30, 2016. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,400,014 outstanding Shares at June 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 50.7% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 7.5% for the six months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $45.07 per Share and reached its low for the period on January 5, 2016 at $30.67 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 22, 2015 at $46.03 per Share and reached its low for the period on March 18, 2015 at $35.90 per Share.

The benchmark’s rise of 24.6% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 2.9% for the six months ended June 30, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Net investment income (loss)	$(314,078)	$(440,131)
Management fee	420,073	461,738
Brokerage commission	25	25
Net realized gain (loss)	21,074,182	(3,905,732)
Change in net unrealized appreciation/depreciation	13,214,738	(2,483,391)
Net income (loss)	$33,974,842	$(6,829,254)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2016.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$216,416,642	$291,169,743
NAV end of period	$386,838,399	$285,991,688
Percentage change in NAV	78.7%	(1.8)%
Shares outstanding beginning of period	7,996,533	7,396,533
Shares outstanding end of period	8,496,526	7,846,533
Percentage change in shares outstanding	6.3%	6.1%
Shares created	1,350,000	1,500,000
Shares redeemed	850,007	1,050,000
Per share NAV beginning of period	$27.06	$39.37
Per share NAV end of period	$45.53	$36.45
Percentage change in per share NAV	68.3%	(7.4)%
Percentage change in benchmark	32.9%	(1.7)%
Benchmark annualized volatility	25.6%	24.4%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 7,996,533 outstanding Shares at December 31, 2015 to 8,496,526 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the six months ended June 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,846,533 outstanding Shares at June 30, 2015.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 68.3% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 7.4% for the six months ended June 30, 2015, was primarily due to a greater appreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 30, 2016 at $45.53 per Share and reached its low for the period on January 28, 2016 at $25.96 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 23, 2015 at $50.86 per Share and reached its low for the period on March 18, 2015 at $36.18 per Share.

The benchmark’s rise of 32.9% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 1.7% for the six months ended June 30, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Net investment income (loss)	$(1,012,025)	$(1,378,987)
Management fee	1,322,264	1,453,507
Brokerage commission	27	27
Net realized gain (loss)	55,500,379	(16,003,848)
Change in net unrealized appreciation/depreciation	98,080,629	(1,470,407)
Net income (loss)	$152,568,983	$(18,853,242)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2016.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$10,857,730	$2,981,441
NAV end of period	$9,532,904	$13,272,820
Percentage change in NAV	(12.2)%	345.2%
Shares outstanding beginning of period	700,014	150,014
Shares outstanding end of period	600,000	800,014
Percentage change in shares outstanding	(14.3)%	433.3%
Shares created	50,000	800,000
Shares redeemed	150,014	150,000
Per share NAV beginning of period	$15.51	$19.87
Per share NAV end of period	$15.89	$16.59
Percentage change in per share NAV	2.5%	(16.5)%
Percentage change in benchmark	2.1%	(7.9)%
Benchmark annualized volatility	9.3%	13.1%

During the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 700,014 outstanding Shares at December 31, 2015 to 600,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 800,014 outstanding Shares at June 30, 2015. The increase of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.5% for the six months ended June 30, 2016, as compared to Fund’s per Share NAV decrease of 16.5% for the six months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on May 2, 2016 at $17.23 per Share and reached its low for the period on January 5, 2016 at $15.17 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $19.55 per Share and reached its low for the period on March 13, 2015 at $14.80 per Share.

The benchmark’s rise of 2.1% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 7.9% for the six months ended June 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(37,146)	$(49,915)
Management fee	48,943	51,477
Net realized gain (loss)	1,109,856	(628,241)
Change in net unrealized appreciation/depreciation	(771,167)	(29,969)
Net income (loss)	$301,543	$(708,125)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2016.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV beginning of period	$5,473,848	$2,118,028
NAV end of period	$7,265,264	$5,348,899
Percentage change in NAV	32.7%	152.5%
Shares outstanding beginning of period	99,974	37,504
Shares outstanding end of period	99,970	99,974
Percentage change in shares outstanding	0.0%^	166.6%
Shares created	—	75,000
Shares redeemed	4	12,530
Per share NAV beginning of period	$54.75	$56.47
Per share NAV end of period	$72.67	$53.50
Percentage change in per share NAV	32.7%	(5.3)%
Percentage change in benchmark	16.4%	(2.1)%
Benchmark annualized volatility	12.8%	8.0%

^	Amount represents less than 0.05%

During the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase of the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares at December 31, 2015 to 99,970 outstanding Shares at June 30, 2016. By comparison, during the six months ended June 30, 2015, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2014 to 99,974 outstanding Shares at June 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 32.7% for the six months ended June 30, 2016, as compared to the Fund’s per Share NAV decrease of 5.3% for the six months ended June 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $74.48 per Share and reached its low for the period on January 29, 2016 at $53.85 per Share. By comparison, during the six months ended June 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $59.83 per Share and reached its low for the period on June 5, 2015 at $50.86 per Share.

The benchmark’s rise of 16.4% for the six months ended June 30, 2016, as compared to the benchmark’s decline of 2.1% for the six months ended June 30, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income (loss)	$(22,662)	$(21,571)
Management fee	29,811	22,321
Net realized gain (loss)	1,318,083	(519,169)
Change in net unrealized appreciation/depreciation	496,194	175,277
Net income (loss)	$1,791,615	$(365,463)

The Fund’s net income increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of June 30, 2016 and 2015, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of June 30, 2016 and 2015, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2016	5,415	$16.98	1,000	$91,919,625
VIX Futures (CBOE)	Long	August 2016	5,388	18.33	1,000	98,735,100

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2015	5,705	$17.33	1,000	$98,839,125
VIX Futures (CBOE)	Long	August 2015	4,075	17.38	1,000	70,803,125

The June 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of June 30, 2016 and 2015, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2016	349	$19.78	1,000	$6,901,475
VIX Futures (CBOE)	Long	November 2016	698	20.05	1,000	13,994,900
VIX Futures (CBOE)	Long	December 2016	699	20.03	1,000	13,997,475
VIX Futures (CBOE)	Long	January 2017	349	21.03	1,000	7,337,725

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2015	286	$17.93	1,000	$5,126,550
VIX Futures (CBOE)	Long	November 2015	491	18.13	1,000	8,899,375
VIX Futures (CBOE)	Long	December 2015	491	18.18	1,000	8,923,925
VIX Futures (CBOE)	Long	January 2016	205	18.68	1,000	3,828,375

The June 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of June 30, 2016 and 2015, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2016	19,460	$16.98	1,000	$(330,333,500)
VIX Futures (CBOE)	Short	August 2016	19,556	18.33	1,000	(358,363,700)

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2015	6,365	$17.33	1,000	$(110,273,625)
VIX Futures (CBOE)	Short	August 2015	4,546	17.38	1,000	(78,986,750)

The June 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of June 30, 2016 and 2015, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of June 30, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2016	47,593	$16.98	1,000	$807,891,175
VIX Futures (CBOE)	Long	August 2016	47,476	18.33	1,000	869,997,700

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2015	29,050	$17.33	1,000	$503,291,250
VIX Futures (CBOE)	Long	August 2015	20,747	17.38	1,000	360,479,125

The June 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2016 and 2015, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of June 30, 2016 and 2015, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Citibank N.A.	Short	$88.8423	$(3,670,843)
Bloomberg Commodity Index	Deutsche Bank AG	Short	88.8423	(4,711,792)
Bloomberg Commodity Index	Goldman Sachs International	Short	88.8423	(2,873,985)
Bloomberg Commodity Index	UBS AG	Short	88.8423	(1,442,251)

Swap Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$102.6892	$(4,657,215)
Bloomberg Commodity Index	Goldman Sachs International	Short	102.6892	(4,065,285)
Bloomberg Commodity Index	UBS AG	Short	102.6892	(1,705,006)

The June 30, 2016 and 2015 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K, for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of June 30, 2016 and 2015, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2016	1,415	$49.01	1,000	$(69,349,150)

Swap Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	83.1363	$(80,059,861)
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	83.1363	(31,645,418)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	83.1363	(76,235,818)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A	Short	83.1363	(8,710,888)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	83.1363	(64,999,894)

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2015	2,785	$59.83	1,000	$(166,626,550)

Swap Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	142.5320	$(57,550,283)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	142.5320	(56,799,973)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A	Short	142.5320	(24,458,958)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	142.5320	(54,734,615)

The June 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2016 and 2015 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of June 30, 2016 and 2015, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2016	175	$2.92	10,000	$(5,106,500)

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2015	921	$2.84	10,000	$(26,174,820)

The June 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of June 30, 2016 and 2015, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2016	2	$1,320.60	100	$(264,120)

Forward Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,320.75	$(21,663,908)
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	1,320.75	(50,331,243)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,320.75	(19,679,662)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,320.75	(5,283,840)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,320.75	(14,860,688)

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2015	2	$1,171.80	100	$(234,360)

Forward Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,171.05	$(71,199,840)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,171.04	(31,849,946)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,171.03	(14,403,669)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,171.03	(30,271,126)

The June 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2016 and 2015 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of June 30, 2016 and 2015, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2016	2	$18.62	5,000	$(186,230)

Forward Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$18.3634	$(12,780,926)
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	18.3642	(24,846,763)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	18.3632	(10,604,748)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	18.3632	(2,864,659)
0.999 Fine Troy Ounce Silver	UBS AG	Short	18.3632	(12,854,240)

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2015	2	$15.58	5,000	$(156,650)

Forward Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$15.7016	$(62,586,578)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	15.7010	(22,083,457)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	15.7010	(13,942,488)
0.999 Fine Troy Ounce Silver	UBS AG	Short	15.7011	(23,457,443)

The June 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2016 and 2015 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2016 and 2015, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of June 30, 2016 and 2015, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2016	123	$1.11	125,000	$(17,077,781)

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2015	139	$1.12	125,000	$(19,383,550)

The June 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of June 30, 2016 and 2015, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2016	502	$74.24	1,000	$(37,268,480)

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2015	497	$76.85	1,000	$(38,194,450)

The June 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of June 30, 2016 and 2015, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/16	83,932,700	1.1097	$93,141,094
Euro	UBS AG	Long	07/08/16	51,350,400	1.1097	56,984,137
Euro	Goldman Sachs International	Short	07/08/16	(440,595,725)	1.1097	(488,934,205)
Euro	UBS AG	Short	07/08/16	(392,387,400)	1.1097	(435,436,866)

Foreign Currency Forward Contracts as of June 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/10/15	134,902,100	1.1150	$150,417,685
Euro	UBS AG	Long	07/10/15	43,009,100	1.1150	47,955,734
Euro	Goldman Sachs International	Short	07/10/15	(650,658,325)	1.1150	(725,492,920)
Euro	UBS AG	Short	07/10/15	(656,926,500)	1.1150	(732,482,020)

The June 30, 2016 and 2015 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of June 30, 2016 and 2015, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/16	9,742,295,100	0.009684	$94,343,198
Yen	UBS AG	Long	07/08/16	3,617,334,400	0.009684	35,029,825
Yen	Goldman Sachs International	Short	07/08/16	(29,570,855,800)	0.009684	(286,360,561)
Yen	UBS AG	Short	07/08/16	(23,779,447,700)	0.009684	(230,277,271)

Foreign Currency Forward Contracts as of June 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/10/15	11,883,194,200	0.008172	$97,106,611
Yen	UBS AG	Long	07/10/15	6,627,069,900	0.008172	54,154,825
Yen	Goldman Sachs International	Short	07/10/15	(60,093,609,500)	0.008172	(491,070,554)
Yen	UBS AG	Short	07/10/15	(57,749,031,500)	0.008172	(471,911,226)

The June 30, 2016 and 2015 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2016 and 2015, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Commodity:

As of June 30, 2016 and 2015, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Citibank N.A.	Long	$88.8423	$10,214,040
Bloomberg Commodity Index	Deutsche Bank AG	Long	88.8423	3,591,175
Bloomberg Commodity Index	Goldman Sachs International	Long	88.8423	8,738,054
Bloomberg Commodity Index	UBS AG	Long	88.8423	2,392,652

Swap Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$102.6892	$2,101,872
Bloomberg Commodity Index	Goldman Sachs International	Long	102.6892	2,151,198
Bloomberg Commodity Index	UBS AG	Long	102.6892	698,224

The June 30, 2016 and 2015 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of June 30, 2016 and 2015, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2016	7,500	$49.01	1,000	$367,575,000

Swap Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$83.1363	$336,118,991
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	83.1363	322,512,270
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	83.1363	339,972,378
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	83.1363	105,676,541
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	83.1363	325,294,079

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2015	11,328	$59.83	1,000	$677,754,240

Swap Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$142.5320	$381,511,185
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	142.5320	396,154,173
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	142.5320	141,007,327
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	142.5320	394,371,392

The June 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2016 and 2015 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of June 30, 2016 and 2015, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2016	2,972	$2.92	10,000	$86,722,960

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2015	4,450	$2.84	10,000	$126,469,000

The June 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of June 30, 2016 and 2015, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2016	2	$1,320.60	100	$264,120

Forward Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,320.97	$49,007,987
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	1,321.03	56,540,084
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,320.96	42,165,043
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,320.96	20,342,784
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,320.95	33,287,940

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2015	2	$1,171.80	100	$234,360

Forward Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,171.05	$86,891,910
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,171.04	37,028,285
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,171.03	19,087,789
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,171.03	34,428,282

The June 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2016 and 2015 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of June 30, 2016 and 2015, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2016	2	$18.62	5,000	$186,230

Forward Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$18.3634	$236,300,231
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	18.3642	171,573,048
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	18.3632	188,145,675
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	18.3632	63,977,389
0.999 Fine Troy Ounce Silver	UBS AG	Long	18.3632	113,466,213

Futures Positions as of June 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2015	3	$15.58	5,000	$233,715

Forward Agreements as of June 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$15.7016	$207,166,910
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	15.7010	146,911,117
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	15.7010	57,277,248
0.999 Fine Troy Ounce Silver	UBS AG	Long	15.7011	160,386,737

The June 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2016 and 2015 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account.

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2016 and 2015, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of June 30, 2016 and 2015, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/16	9,644,425	1.1097	$10,702,531
Euro	UBS AG	Long	07/08/16	8,473,000	1.1097	9,402,587
Euro	Goldman Sachs International	Short	07/08/16	(628,600)	1.1097	(697,565)
Euro	UBS AG	Short	07/08/16	(336,200)	1.1097	(373,085)

Foreign Currency Forward Contracts as of June 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/10/15	15,101,725	1.1150	$16,838,630
Euro	UBS AG	Long	07/10/15	13,022,500	1.1150	14,520,266
Euro	Goldman Sachs International	Short	07/10/15	(2,464,500)	1.1150	(2,747,951)
Euro	UBS AG	Short	07/10/15	(1,854,400)	1.1150	(2,067,681)

The June 30, 2016 and 2015 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of June 30, 2016 and 2015, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/16	1,044,190,800	0.009684	$10,111,816
Yen	UBS AG	Long	07/08/16	518,229,500	0.009684	5,018,471
Yen	Goldman Sachs International	Short	07/08/16	(48,749,300)	0.009684	(472,082)
Yen	UBS AG	Short	07/08/16	(13,000,100)	0.009684	(125,892)

Foreign Currency Forward Contracts as of June 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/10/15	886,001,400	0.008172	$7,240,191
Yen	UBS AG	Long	07/10/15	457,541,900	0.008172	3,738,923
Yen	Goldman Sachs International	Short	07/10/15	(30,550,900)	0.008172	(249,655)
Yen	UBS AG	Short	07/10/15	(5,434,600)	0.008172	(44,410)

The June 30, 2016 and 2015 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2016, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude

Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1; no additional shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. Thus, as of June 30, 2016, the Trust had two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-202724); and 2) a Form S-3 Registration Statement (No. 333-210024).

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

Title of Securities Registered	Amount Registered As of June 30, 2016	Shares Sold For the Three Months Ended June 30, 2016	Sale Price of Shares Sold For the Three Months Ended June 30, 2016
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,718,627,430	3,670,000	$191,605,567
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$619,302,925	275,000	$14,863,907
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,523,329,093	19,900,000	$958,143,842
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$5,743,979,340	20,470,000	$1,306,429,217
ProShares UltraShort Bloomberg Commodity Common Units of Beneficial Interest	$172,839,931	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$1,732,812,198	2,300,000	$216,114,567
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$412,030,981	300,000	$14,984,800
ProShares UltraShort Gold Common Units of Beneficial Interest	$227,743,198	100,000	$8,411,007
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,083,528,399	250,000	$10,282,678
ProShares Short Euro Common Units of Beneficial Interest	$174,672,977	50,000	$2,109,382
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,964,652,656	200,000	$4,622,332
ProShares UltraShort Yen Common Units of Beneficial Interest	$917,447,489	750,000	$51,194,659
ProShares Ultra Bloomberg Commodity Common Units of Beneficial Interest	$129,604,130	200,000	$6,046,620
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$4,855,091,956	11,950,000	$115,974,315
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$540,275,387	400,000	$4,447,064
ProShares Ultra Gold Common Units of Beneficial Interest	$279,990,487	—	$—
ProShares Ultra Silver Common Units of Beneficial Interest	$1,401,481,664	700,000	$26,318,968
ProShares Ultra Euro Common Units of Beneficial Interest	$126,652,323	50,000	$831,691
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—
Total:	$26,935,559,981	61,565,000	$2,932,380,616

(b)	From April 1, 2016 to June 30, 2016, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares VIX Short-Term Futures ETF
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	165,000	$54.03
06/01/16 to 06/30/16	2,010,000	$55.27
ProShares VIX Mid-Term Futures ETF
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	25,000	$52.85
ProShares Short VIX Short-Term Futures ETF
04/01/16 to 04/30/16	2,900,000	$52.28
05/01/16 to 05/31/16	3,050,000	$57.20
06/01/16 to 06/30/16	10,200,000	$53.35
ProShares Ultra VIX Short-Term Futures ETF
04/01/16 to 04/30/16	2,070,000	$88.97
05/01/16 to 05/31/16	2,020,000	$72.05
06/01/16 to 06/30/16	7,250,000	$72.31
ProShares UltraShort Bloomberg Commodity
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	—	$—
ProShares UltraShort Bloomberg Crude Oil
04/01/16 to 04/30/16	450,000	$109.84
05/01/16 to 05/31/16	300,000	$95.21
06/01/16 to 06/30/16	1,250,000	$84.68
ProShares UltraShort Bloomberg Natural Gas
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	150,000	$53.20
06/01/16 to 06/30/16	150,000	$38.98
ProShares UltraShort Gold
04/01/16 to 04/30/16	50,000	$80.83
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	100,000	$75.47
ProShares UltraShort Silver
04/01/16 to 04/30/16	100,000	$45.74
05/01/16 to 05/31/16	100,000	$43.01
06/01/16 to 06/30/16	100,000	$37.65
ProShares Short Euro
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	—	$—
ProShares UltraShort Australian Dollar
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	—	$—

ProShares UltraShort Euro
04/01/16 to 04/30/16	750,000	$23.38
05/01/16 to 05/31/16	350,000	$23.85
06/01/16 to 06/30/16	400,000	$23.31
ProShares UltraShort Yen
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	—	$—
ProShares Ultra Bloomberg Commodity
04/01/16 to 04/30/16	50,000	$29.59
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	—	$—
ProShares Ultra Bloomberg Crude Oil
04/01/16 to 04/30/16	14,650,000	$10.55
05/01/16 to 05/31/16	11,500,000	$12.28
06/01/16 to 06/30/16	1,750,000	$13.73
ProShares Ultra Bloomberg Natural Gas
04/01/16 to 04/30/16	250,000	$11.23
05/01/16 to 05/31/16	50,000	$11.17
06/01/16 to 06/30/16	300,000	$15.25
ProShares Ultra Gold
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	50,000	$39.72
ProShares Ultra Silver
04/01/16 to 04/30/16	150,000	$40.63
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	100,000	$41.75
ProShares Ultra Euro
04/01/16 to 04/30/16	100,000	$16.86
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	—	$—
ProShares Ultra Yen
04/01/16 to 04/30/16	—	$—
05/01/16 to 05/31/16	—	$—
06/01/16 to 06/30/16	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: August 9, 2016

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: August 9, 2016