Form 10-Q
period 2016-09-30
ProShares Trust II
filed 2016-11-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I.	FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$3,225,000	$2,124,103
Segregated cash balances with brokers for futures contracts	8,258,945	5,888,545
Short-term U.S. government and agency obligations (Note 3) (cost $216,306,760 and $96,075,481, respectively)	216,340,487	96,073,659
Receivable on open futures contracts	158,134	1,263,933

Total assets	227,982,566	105,350,240

Liabilities and shareholders’ equity
Liabilities
Management fee payable	163,348	77,417

Total liabilities	163,348	77,417

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	227,819,218	105,272,823

Total liabilities and shareholders’ equity	$227,982,566	$105,350,240

Shares outstanding (Note 1)	7,984,451	1,589,962

Net asset value per share (Note 1)	$28.53	$66.21

Market value per share (Note 1) (Note 2)	$28.33	$66.65

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.303% due 10/13/16	$3,955,000	$3,954,813
0.305% due 10/20/16	43,850,000	43,847,207
0.230% due 10/27/16	5,203,000	5,202,324
0.261% due 11/17/16†	35,000,000	34,992,345
0.307% due 11/25/16†	5,400,000	5,398,728
0.282% due 12/01/16†	45,000,000	44,987,463
0.156% due 12/08/16	20,000,000	19,993,400
0.299% due 12/15/16†	20,000,000	19,992,498
0.352% due 01/12/17	32,000,000	31,976,659
0.351% due 01/19/17†	6,000,000	5,995,050

Total short-term U.S. government and agency obligations (cost $216,306,760)		$216,340,487

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2016	8,392	$132,383,800	$(9,089,704)
VIX Futures - CBOE, expires November 2016	5,601	94,936,950	(464,279)

			$(9,553,983)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $8,258,945 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$144,244	$9,963	$324,819	$31,098

Expenses
Management fee	474,982	279,410	1,210,844	839,732
Brokerage commissions and fees	76,959	49,114	229,993	115,986

Total expenses	551,941	328,524	1,440,837	955,718

Net investment income (loss)	(407,697)	(318,561)	(1,116,018)	(924,620)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(101,785,229)	63,980,150	(134,345,928)	3,412,234
Short-term U.S. government and agency obligations	3,946	(1,235)	6,237	1,928

Net realized gain (loss)	(101,781,283)	63,978,915	(134,339,691)	3,414,162

Change in net unrealized appreciation/depreciation on
Futures contracts	6,786,934	(12,755,774)	(8,475,358)	(5,109,937)
Short-term U.S. government and agency obligations	24,829	2,804	35,549	3,304

Change in net unrealized appreciation/depreciation	6,811,763	(12,752,970)	(8,439,809)	(5,106,633)

Net realized and unrealized gain (loss)	(94,969,520)	51,225,945	(142,779,500)	(1,692,471)

Net income (loss)	$(95,377,217)	$50,907,384	$(143,895,518)	$(2,617,091)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$105,272,823
Addition of 9,990,000 shares (Note 1)	461,486,395
Redemption of 3,595,511 shares (Note 1)	(195,044,482)

Net addition (redemption) of 6,394,489 shares (Note 1)	266,441,913

Net investment income (loss)	(1,116,018)
Net realized gain (loss)	(134,339,691)
Change in net unrealized appreciation/depreciation	(8,439,809)

Net income (loss)	(143,895,518)

Shareholders’ equity, at September 30, 2016	$227,819,218

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(143,895,518)	$(2,617,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,370,400)	(4,502,075)
Purchases of short-term U.S. government and agency obligations	(742,783,009)	(528,217,602)
Proceeds from sales or maturities of short-term U.S government and agency obligations	622,882,786	521,808,025
Net amortization and accretion on short-term U.S government and agency obligations	(324,819)	(30,500)
Net realized gain (loss) on investments	(6,237)	(1,928)
Change in unrealized appreciation/depreciation on investments	(35,549)	(3,304)
Decrease (Increase) in receivable on futures contracts	1,105,799	9,317,236
Increase (Decrease) in management fee payable	85,931	97,206
Increase (Decrease) in payable on futures contracts	—	3,161,690

Net cash provided by (used in) operating activities	(265,341,016)	(988,343)

Cash flow from financing activities
Proceeds from addition of shares	461,486,395	162,408,538
Payment on shares redeemed	(195,044,482)	(160,304,394)

Net cash provided by (used in) financing activities	266,441,913	2,104,144

Net increase (decrease) in cash	1,100,897	1,115,801
Cash, beginning of period	2,124,103	1,694,791

Cash, end of period	$3,225,000	$2,810,592

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$3,120,892	$671,791
Segregated cash balances with brokers for futures contracts	1,804,725	980,750
Short-term U.S. government and agency obligations (Note 3) (cost $54,258,849 and $25,975,462, respectively)	54,269,416	25,976,287
Receivable on open futures contracts	—	42,188

Total assets	59,195,033	27,671,016

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	258,839	—
Management fee payable	41,383	20,378

Total liabilities	300,222	20,378

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	58,894,811	27,650,638

Total liabilities and shareholders’ equity	$59,195,033	$27,671,016

Shares outstanding	1,287,403	512,404

Net asset value per share	$45.75	$53.96

Market value per share (Note 2)	$45.69	$53.99

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (92% of shareholders’ equity)
U.S. Treasury Bills^^:
0.261% due 11/03/16†	$9,490,000	$9,488,366
0.292% due 11/25/16†	13,700,000	13,696,772
0.210% due 12/01/16	4,099,000	4,097,858
0.346% due 12/08/16†	2,000,000	1,999,340
0.287% due 12/15/16†	15,000,000	14,994,374
0.352% due 01/12/17†	10,000,000	9,992,706

Total short-term U.S. government and agency obligations (cost $54,258,849)		$54,269,416

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2017	614	$11,359,000	$(779,435)
VIX Futures - CBOE, expires February 2017	1,024	19,507,200	(669,070)
VIX Futures - CBOE, expires March 2017	1,023	19,846,200	(762,620)
VIX Futures - CBOE, expires April 2017	409	8,169,775	(51,025)

			$(2,262,150)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $1,804,725 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$29,706	$1,084	$63,804	$5,960

Expenses
Management fee	108,438	58,899	251,163	173,165
Brokerage commissions and fees	10,935	1,686	23,544	13,649

Total expenses	119,373	60,585	274,707	186,814

Net investment income (loss)	(89,667)	(59,501)	(210,903)	(180,854)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,899,530)	631,983	(5,248,725)	(2,291,385)
Short-term U.S. government and agency obligations	144	22	132	1,330

Net realized gain (loss)	(4,899,386)	632,005	(5,248,593)	(2,290,055)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,149,750)	3,760,350	(1,917,790)	3,199,340
Short-term U.S. government and agency obligations	8,365	594	9,742	(365)

Change in net unrealized appreciation/depreciation	(1,141,385)	3,760,944	(1,908,048)	3,198,975

Net realized and unrealized gain (loss)	(6,040,771)	4,392,949	(7,156,641)	908,920

Net income (loss)	$(6,130,438)	$4,333,448	$(7,367,544)	$728,066

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$27,650,638
Addition of 950,000 shares	48,406,580
Redemption of 175,001 shares	(9,794,863)

Net addition (redemption) of 774,999 shares	38,611,717

Net investment income (loss)	(210,903)
Net realized gain (loss)	(5,248,593)
Change in net unrealized appreciation/depreciation	(1,908,048)

Net income (loss)	(7,367,544)

Shareholders’ equity, at September 30, 2016	$58,894,811

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(7,367,544)	$728,066
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(823,975)	(2,049,510)
Purchases of short-term U.S. government and agency obligations	(132,528,541)	(69,593,419)
Proceeds from sales or maturities of short-term U.S government and agency obligations	104,309,090	68,420,012
Net amortization and accretion on short-term U.S government and agency obligations	(63,804)	(5,960)
Net realized gain (loss) on investments	(132)	(1,330)
Change in unrealized appreciation/depreciation on investments	(9,742)	365
Decrease (Increase) in receivable on futures contracts	42,188	1,783,328
Increase (Decrease) in management fee payable	21,005	17,703
Increase (Decrease) in payable on futures contracts	258,839	416,446

Net cash provided by (used in) operating activities	(36,162,616)	(284,299)

Cash flow from financing activities
Proceeds from addition of shares	48,406,580	17,870,189
Payment on shares redeemed	(9,794,863)	(16,894,470)

Net cash provided by (used in) financing activities	38,611,717	975,719

Net increase (decrease) in cash	2,449,101	691,420
Cash, beginning of period	671,791	1,634,082

Cash, end of period	$3,120,892	$2,325,502

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$5,730,208	$5,150,976
Segregated cash balances with brokers for futures contracts	47,943,380	123,528,405
Short-term U.S. government and agency obligations (Note 3) (cost $446,803,478 and $535,381,199, respectively)	446,877,389	535,392,718
Receivable from capital shares sold	—	10,164,157
Receivable on open futures contracts	4,571,788	—

Total assets	505,122,765	674,236,256

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	29,497,107
Payable on open futures contracts	—	1,420,271
Management fee payable	324,100	507,517

Total liabilities	324,100	31,424,895

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	504,798,665	642,811,361

Total liabilities and shareholders’ equity	$505,122,765	$674,236,256

Shares outstanding	6,950,000	12,650,040

Net asset value per share	$72.63	$50.81

Market value per share (Note 2)	$73.21	$50.45

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (89% of shareholders’ equity)
U.S. Treasury Bills^^:
0.276% due 11/17/16	$22,000,000	$21,995,189
0.273% due 12/01/16	162,000,000	161,954,867
0.237% due 12/08/16	35,000,000	34,988,450
0.336% due 12/15/16†	125,000,000	124,953,112
0.180% due 12/22/16	2,060,000	2,058,901
0.242% due 01/05/17†	90,000,000	89,935,371
0.350% due 01/12/17	6,000,000	5,995,624
0.355% due 01/19/17†	5,000,000	4,995,875

Total short-term U.S. government and agency obligations (cost $446,803,478)		$446,877,389

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2016	18,688	$294,803,200	$26,428,042
VIX Futures - CBOE, expires November 2016	12,445	210,942,750	981,800

			$27,409,842

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $47,943,380 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$248,974	$34,056	$848,132	$78,709

Expenses
Management fee	951,001	939,029	3,561,744	2,522,692
Brokerage commissions and fees	469,401	470,319	1,522,859	1,263,889

Total expenses	1,420,402	1,409,348	5,084,603	3,786,581

Net investment income (loss)	(1,171,428)	(1,375,292)	(4,236,471)	(3,707,872)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	277,246,086	(74,068,147)	263,024,643	35,780,248
Short-term U.S. government and agency obligations	(12,510)	(8,165)	(34,036)	22,472

Net realized gain (loss)	277,233,576	(74,076,312)	262,990,607	35,802,720

Change in net unrealized appreciation/depreciation on
Futures contracts	(51,813,012)	(45,302,831)	16,663,427	(45,530,343)
Short-term U.S. government and agency obligations	33,663	54,041	62,392	52,752

Change in net unrealized appreciation/depreciation	(51,779,349)	(45,248,790)	16,725,819	(45,477,591)

Net realized and unrealized gain (loss)	225,454,227	(119,325,102)	279,716,426	(9,674,871)

Net income (loss)	$224,282,799	$(120,700,394)	$275,479,955	$(13,382,743)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$642,811,361
Addition of 44,050,000 shares	2,173,486,450
Redemption of 49,750,040 shares	(2,586,979,101)

Net addition (redemption) of (5,700,040) shares	(413,492,651)

Net investment income (loss)	(4,236,471)
Net realized gain (loss)	262,990,607
Change in net unrealized appreciation/depreciation	16,725,819

Net income (loss)	275,479,955

Shareholders’ equity, at September 30, 2016	$504,798,665

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$275,479,955	$(13,382,743)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	75,585,025	77,464,840
Purchases of short-term U.S. government and agency obligations	(2,235,163,421)	(1,564,085,870)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,324,555,238	1,405,058,217
Net amortization and accretion on short-term U.S government and agency obligations	(848,132)	(78,693)
Net realized gain (loss) on investments	34,036	(22,472)
Change in unrealized appreciation/depreciation on investments	(62,392)	(52,752)
Decrease (Increase) in receivable on futures contracts	(4,571,788)	(15,025,925)
Increase (Decrease) in management fee payable	(183,417)	319,707
Increase (Decrease) in payable on futures contracts	(1,420,271)	(31,020,019)

Net cash provided by (used in) operating activities	433,404,833	(140,825,710)

Cash flow from financing activities
Proceeds from addition of shares	2,183,650,607	1,145,778,404
Payment on shares redeemed	(2,616,476,208)	(1,012,523,175)

Net cash provided by (used in) financing activities	(432,825,601)	133,255,229

Net increase (decrease) in cash	579,232	(7,570,481)
Cash, beginning of period	5,150,976	9,122,219

Cash, end of period	$5,730,208	$1,551,738

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$11,604,209	$9,081,964
Segregated cash balances with brokers for futures contracts	47,581,115	62,348,600
Short-term U.S. government and agency obligations (Note 3) (cost $653,689,929 and $438,333,277, respectively)	653,723,238	438,357,849
Receivable from capital shares sold	72,228,055	32,987,472
Receivable on open futures contracts	—	17,995,478

Total assets	785,136,617	560,771,363

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	14,491,425	12,635,235
Payable on open futures contracts	31,416,387	—
Management fee payable	479,005	427,388

Total liabilities	46,386,817	13,062,623

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	738,749,800	547,708,740

Total liabilities and shareholders’ equity	$785,136,617	$560,771,363

Shares outstanding (Note 1)	43,707,651	3,900,490

Net asset value per share (Note 1)	$16.90	$140.42

Market value per share (Note 1) (Note 2)	$16.65	$141.75

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (88% of shareholders’ equity)
U.S. Treasury Bills^^:
0.292% due 10/13/16	$33,534,000	$33,532,417
0.286% due 10/20/16	1,862,000	1,861,882
0.236% due 10/27/16†	59,369,000	59,361,282
0.270% due 11/03/16†	17,455,000	17,451,994
0.242% due 11/10/16	4,000,000	3,999,198
0.286% due 11/17/16†	43,000,000	42,990,596
0.296% due 11/25/16†	59,000,000	58,986,100
0.153% due 12/01/16†	70,738,000	70,718,292
0.234% due 12/08/16†	142,000,000	141,953,140
0.255% due 12/15/16†	52,000,000	51,980,495
0.180% due 12/22/16†	66,000,000	65,964,802
0.205% due 01/05/17†	77,000,000	76,944,706
0.352% due 01/12/17†	15,000,000	14,989,059
0.341% due 01/19/17†	13,000,000	12,989,275

Total short-term U.S. government and agency obligations (cost $653,689,929)		$653,723,238

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2016	54,497	$859,690,175	$(36,755,531)
VIX Futures - CBOE, expires November 2016	36,351	616,149,450	(2,513,552)

			$(39,269,083)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $47,581,115 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$400,731	$22,679	$1,227,394	$87,173

Expenses
Management fee	1,625,260	807,006	5,006,558	3,205,706
Brokerage commissions and fees	1,102,098	660,215	3,228,763	2,378,733

Total expenses	2,727,358	1,467,221	8,235,321	5,584,439

Net investment income (loss)	(2,326,627)	(1,444,542)	(7,007,927)	(5,497,266)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(745,101,700)	245,646,935	(1,269,233,467)	(291,236,149)
Short-term U.S. government and agency obligations	16,032	15,079	24,626	31,578

Net realized gain (loss)	(745,085,668)	245,662,014	(1,269,208,841)	(291,204,571)

Change in net unrealized appreciation/depreciation on
Futures contracts	138,973,918	(63,658,535)	(51,163,549)	(14,741,278)
Short-term U.S. government and agency obligations	27,300	(610)	8,737	10,341

Change in net unrealized appreciation/depreciation	139,001,218	(63,659,145)	(51,154,812)	(14,730,937)

Net realized and unrealized gain (loss)	(606,084,450)	182,002,869	(1,320,363,653)	(305,935,508)

Net income (loss)	$(608,411,077)	$180,558,327	$(1,327,371,580)	$(311,432,774)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$547,708,740
Addition of 77,140,000 shares (Note 1)	3,728,960,296
Redemption of 37,332,839 shares (Note 1)	(2,210,547,656)

Net addition (redemption) of 39,807,161 shares (Note 1)	1,518,412,640

Net investment income (loss)	(7,007,927)
Net realized gain (loss)	(1,269,208,841)
Change in net unrealized appreciation/depreciation	(51,154,812)

Net income (loss)	(1,327,371,580)

Shareholders’ equity, at September 30, 2016	$738,749,800

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(1,327,371,580)	$(311,432,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	14,767,485	(22,588,285)
Purchases of short-term U.S. government and agency obligations	(3,719,826,671)	(2,605,845,186)
Proceeds from sales or maturities of short-term U.S government and agency obligations	3,505,716,134	2,596,354,541
Net amortization and accretion on short-term U.S government and agency obligations	(1,221,489)	(87,173)
Net realized gain (loss) on investments	(24,626)	(31,578)
Change in unrealized appreciation/depreciation on investments	(8,737)	(10,341)
Decrease (Increase) in receivable on futures contracts	17,995,478	42,531,441
Increase (Decrease) in management fee payable	51,617	224,382
Increase (Decrease) in payable on futures contracts	31,416,387	27,913,959

Net cash provided by (used in) operating activities	(1,478,506,002)	(272,971,014)

Cash flow from financing activities
Proceeds from addition of shares	3,689,719,713	2,368,042,977
Payment on shares redeemed	(2,208,691,466)	(2,092,311,113)

Net cash provided by (used in) financing activities	1,481,028,247	275,731,864

Net increase (decrease) in cash	2,522,245	2,760,850
Cash, beginning of period	9,081,964	3,737,292

Cash, end of period	$11,604,209	$6,498,142

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,001,298	$598,645
Segregated cash balances with brokers for futures contracts	6,676,670	10,154,430
Segregated cash balances with brokers for swap agreements	1,128,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $143,236,947 and $79,694,797, respectively)	143,261,078	79,692,642
Unrealized appreciation on swap agreements	—	6,412,656
Receivable from capital shares sold	56,765,877	—

Total assets	208,832,923	96,858,373

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	816,041	850,883
Brokerage commissions and fees payable	1,506	8,453
Management fee payable	136,091	101,143
Unrealized depreciation on swap agreements	16,564,825	—
Payable to counterparty	1,736,880	—

Total liabilities	19,255,343	960,479

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	189,577,580	95,897,894

Total liabilities and shareholders’ equity	$208,832,923	$96,858,373

Shares outstanding	2,369,942	719,944

Net asset value per share	$79.99	$133.20

Market value per share (Note 2)	$80.90	$133.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (76% of shareholders’ equity)
U.S. Treasury Bills^^:
0.276% due 10/06/16†	$6,265,000	$6,264,942
0.242% due 10/13/16†	7,576,000	7,575,642
0.251% due 10/20/16†	16,088,000	16,086,975
0.251% due 11/03/16†	7,379,000	7,377,729
0.280% due 11/17/16†	45,000,000	44,990,159
0.307% due 11/25/16†	7,000,000	6,998,351
0.284% due 12/01/16†	3,000,000	2,999,164
0.287% due 12/15/16†	15,000,000	14,994,374
0.352% due 01/12/17†	36,000,000	35,973,742

Total short-term U.S. government and agency obligations (cost $143,236,947)		$143,261,078

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires November 2016	2,093	$100,966,320	$(4,381,977)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	10/06/16	$(110,835,497)	$(7,594,390)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/16	(78,877,241)	(4,078,619)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/16	(8,278,478)	(478,359)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/16	(80,182,717)	(4,413,457)

				$(16,564,825)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $6,676,670 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$112,015	$9,198	$345,514	$45,693

Expenses
Management fee	405,879	409,809	1,291,075	1,681,411
Brokerage commissions and fees	27,568	62,572	125,327	187,715

Total expenses	433,447	472,381	1,416,402	1,869,126

Net investment income (loss)	(321,432)	(463,183)	(1,070,888)	(1,823,433)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,108,871	47,450,674	(1,439,525)	26,325,398
Swap agreements	43,172,623	39,168,833	(35,456,689)	21,238,753
Short-term U.S. government and agency obligations	3,798	(127)	(4,796)	15,363

Net realized gain (loss)	50,285,292	86,619,380	(36,901,010)	47,579,514

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,602,457)	(8,337,913)	(6,846,490)	(19,916,290)
Swap agreements	(28,373,775)	7,739,772	(22,977,481)	(25,724,623)
Short-term U.S. government and agency obligations	12,429	4,716	26,286	3,624

Change in net unrealized appreciation/depreciation	(32,963,803)	(593,425)	(29,797,685)	(45,637,289)

Net realized and unrealized gain (loss)	17,321,489	86,025,955	(66,698,695)	1,942,225

Net income (loss)	$17,000,057	$85,562,772	$(67,769,583)	$118,792

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$95,897,894
Addition of 6,550,000 shares	809,760,982
Redemption of 4,900,002 shares	(648,311,713)

Net addition (redemption) of 1,649,998 shares	161,449,269

Net investment income (loss)	(1,070,888)
Net realized gain (loss)	(36,901,010)
Change in net unrealized appreciation/depreciation	(29,797,685)

Net income (loss)	(67,769,583)

Shareholders’ equity, at September 30, 2016	$189,577,580

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(67,769,583)	$118,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,477,760	746,832
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(1,128,000)	—
Purchases of short-term U.S. government and agency obligations	(831,968,058)	(1,101,916,734)
Proceeds from sales or maturities of short-term U.S government and agency obligations	768,766,626	1,102,210,375
Net amortization and accretion on short-term U.S government and agency obligations	(345,514)	(45,693)
Net realized gain (loss) on investments	4,796	(15,363)
Change in unrealized appreciation/depreciation on investments	22,951,195	25,720,999
Decrease (Increase) in receivable on futures contracts	—	769,082
Increase (Decrease) in management fee payable	34,948	137,806
Increase (Decrease) in brokerage commissions and fees payable	(6,947)	9,507
Increase (Decrease) in payable to counterparty	1,736,880	—
Increase (Decrease) in payable on futures contracts	(34,842)	—

Net cash provided by (used in) operating activities	(104,280,739)	27,735,603

Cash flow from financing activities
Proceeds from addition of shares	752,995,105	746,302,283
Payment on shares redeemed	(648,311,713)	(773,336,673)

Net cash provided by (used in) financing activities	104,683,392	(27,034,390)

Net increase (decrease) in cash	402,653	701,213
Cash, beginning of period	598,645	994,268

Cash, end of period	$1,001,298	$1,695,481

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$365,889	$1,099,140
Segregated cash balances with brokers for futures contracts	1,129,645	2,046,660
Short-term U.S. government and agency obligations (Note 3) (cost $4,698,167 and $8,114,653, respectively)	4,698,443	8,115,004
Receivable on open futures contracts	159,924	—

Total assets	6,353,901	11,260,804

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	785,170
Brokerage commissions and fees payable	409	1,908
Management fee payable	4,360	10,870

Total liabilities	4,769	797,948

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,349,132	10,462,856

Total liabilities and shareholders’ equity	$6,353,901	$11,260,804

Shares outstanding (Note 1)	174,832	224,856

Net asset value per share (Note 1)	$36.32	$46.53

Market value per share (Note1) (Note 2)	$36.14	$46.55

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (74% of shareholders’ equity)
U.S. Treasury Bills^^:
0.261% due 11/17/16	$1,000,000	$999,781
0.217% due 12/01/16	3,000,000	2,999,164
0.210% due 01/05/17	700,000	699,498

Total short-term U.S. government and agency obligations (cost $4,698,167)		$4,698,443

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, November 2016	437	$12,699,220	$332,402

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $1,129,645 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$2,395	$880	$16,513	$2,460

Expenses
Management fee	13,043	26,131	70,066	83,818
Brokerage commissions and fees	8,608	12,059	53,910	45,601

Total expenses	21,651	38,190	123,976	129,419

Net investment income (loss)	(19,256)	(37,310)	(107,463)	(126,959)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(101,997)	1,310,886	455,516	6,412,527
Short-term U.S. government and agency obligations	434	(246)	3,438	343

Net realized gain (loss)	(101,563)	1,310,640	458,954	6,412,870

Change in net unrealized appreciation/depreciation on
Futures contracts	712,984	2,386,865	2,803,566	(1,527,541)
Short-term U.S. government and agency obligations	(161)	878	(75)	764

Change in net unrealized appreciation/depreciation	712,823	2,387,743	2,803,491	(1,526,777)

Net realized and unrealized gain (loss)	611,260	3,698,383	3,262,445	4,886,093

Net income (loss)	$592,004	$3,661,073	$3,154,982	$4,759,134

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$10,462,856
Addition of 850,000 shares (Note 1)	37,311,510
Redemption of 900,024 shares (Note 1)	(44,580,216)

Net addition (redemption) of (50,024) shares (Note 1)	(7,268,706)

Net investment income (loss)	(107,463)
Net realized gain (loss)	458,954
Change in net unrealized appreciation/depreciation	2,803,491

Net income (loss)	3,154,982

Shareholders’ equity, at September 30, 2016	$6,349,132

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$3,154,982	$4,759,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	917,015	2,289,430
Purchases of short-term U.S. government and agency obligations	(42,200,053)	(44,546,196)
Proceeds from sales or maturities of short-term U.S government and agency obligations	45,636,490	44,052,763
Net amortization and accretion on short-term U.S government and agency obligations	(16,513)	(2,460)
Net realized gain (loss) on investments	(3,438)	(343)
Change in unrealized appreciation/depreciation on investments	75	(764)
Decrease (Increase) in receivable on futures contracts	(159,924)	513,399
Increase (Decrease) in management fee payable	(6,510)	5,866
Increase (Decrease) in brokerage commissions and fees payable	(1,499)	1,022
Increase (Decrease) in payable on futures contracts	(785,170)	—

Net cash provided by (used in) operating activities	6,535,455	7,071,851

Cash flow from financing activities
Proceeds from addition of shares	37,311,510	29,451,129
Payment on shares redeemed	(44,580,216)	(36,761,722)

Net cash provided by (used in) financing activities	(7,268,706)	(7,310,593)

Net increase (decrease) in cash	(733,251)	(238,742)
Cash, beginning of period	1,099,140	696,743

Cash, end of period	$365,889	$458,001

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$145,106	$151,638
Segregated cash balances with brokers for futures contracts	11,880	91,250
Segregated cash balances with brokers for forward agreements	7,835,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $66,845,181 and $72,981,653, respectively)	66,850,191	72,979,905
Unrealized appreciation on forward agreements	1,580,555	1,808,942
Receivable on open futures contracts	1,320	—

Total assets	76,424,052	75,031,735

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	80
Management fee payable	59,266	59,891

Total liabilities	59,266	59,971

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	76,364,786	74,971,764

Total liabilities and shareholders’ equity	$76,424,052	$75,031,735

Shares outstanding	1,096,978	646,978

Net asset value per share	$69.61	$115.88

Market value per share (Note 2)	$70.19	$115.83

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (88% of shareholders’ equity)
U.S. Treasury Bills^^:
0.186% due 10/06/16	$3,922,000	$3,921,964
0.303% due 10/13/16	20,000,000	19,999,056
0.306% due 10/20/16†	9,773,000	9,772,378
0.230% due 10/27/16†	3,439,000	3,438,553
0.251% due 11/03/16†	6,921,000	6,919,808
0.262% due 11/10/16†	5,229,000	5,227,951
0.261% due 11/17/16†	13,000,000	12,997,157
0.270% due 12/01/16†	3,000,000	2,999,164
0.180% due 12/22/16†	1,575,000	1,574,160

Total short-term U.S. government and agency obligations (cost $66,845,181)		$66,850,191

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires December 2016	2	$263,420	$1,800

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.995 Fine Troy Ounce Gold	(0.75%)	10/06/16	$(22,600)	$(29,893,472)	$231,859
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	(1.05)	10/06/16	(55,200)	(73,018,560)	861,403
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.53)	10/06/16	(16,398)	(21,689,635)	197,021
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.45)	10/06/16	(4,000)	(5,290,840)	59,817
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.54)	10/06/16	(17,050)	(22,552,206)	230,455

					$1,580,555

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $11,880 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$44,515	$7,442	$118,780	$22,233

Expenses
Management fee	163,622	189,154	469,612	557,050
Brokerage commissions and fees	8	8	33	33

Total expenses	163,630	189,162	469,645	557,083

Net investment income (loss)	(119,115)	(181,720)	(350,865)	(534,850)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,340)	13,430	(45,820)	1,430
Forward agreements	(10,289,193)	5,615,480	(29,919,349)	7,020,481
Short-term U.S. government and agency obligations	164	3,107	(779)	2,683

Net realized gain (loss)	(10,296,369)	5,632,017	(29,965,948)	7,024,594

Change in net unrealized appreciation/depreciation on
Futures contracts	9,400	(1,730)	(3,420)	13,160
Forward agreements	9,761,395	365,084	(228,387)	2,650,890
Short-term U.S. government and agency obligations	2,460	4,194	6,758	4,309

Change in net unrealized appreciation/depreciation	9,773,255	367,548	(225,049)	2,668,359

Net realized and unrealized gain (loss)	(523,114)	5,999,565	(30,190,997)	9,692,953

Net income (loss)	$(642,229)	$5,817,845	$(30,541,862)	$9,158,103

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$74,971,764
Addition of 1,000,000 shares	79,236,729
Redemption of 550,000 shares	(47,301,845)

Net addition (redemption) of 450,000 shares	31,934,884

Net investment income (loss)	(350,865)
Net realized gain (loss)	(29,965,948)
Change in net unrealized appreciation/depreciation	(225,049)

Net income (loss)	(30,541,862)

Shareholders’ equity, at September 30, 2016	$76,364,786

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(30,541,862)	$9,158,103
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	79,370	550
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(7,835,000)	—
Purchases of short-term U.S. government and agency obligations	(205,754,520)	(186,963,206)
Proceeds from sales or maturities of short-term U.S government and agency obligations	212,008,993	196,870,562
Net amortization and accretion on short-term U.S government and agency obligations	(118,780)	(22,233)
Net realized gain (loss) on investments	779	(2,683)
Change in unrealized appreciation/depreciation on investments	221,629	(2,655,199)
Decrease (Increase) in receivable on futures contracts	(1,320)	940
Increase (Decrease) in management fee payable	(625)	55,400
Increase (Decrease) in payable on futures contracts	(80)	—

Net cash provided by (used in) operating activities	(31,941,416)	16,442,234

Cash flow from financing activities
Proceeds from addition of shares	79,236,729	8,523,330
Payment on shares redeemed	(47,301,845)	(24,974,815)

Net cash provided by (used in) financing activities	31,934,884	(16,451,485)

Net increase (decrease) in cash	(6,532)	(9,251)
Cash, beginning of period	151,638	162,434

Cash, end of period	$145,106	$153,183

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$166,127	$514,784
Segregated cash balances with brokers for futures contracts	11,550	11,440
Segregated cash balances with brokers for forward agreements	1,544,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $38,775,817 and $50,730,044, respectively)	38,779,514	50,730,230
Unrealized appreciation on forward agreements	518,533	4,778,279
Receivable on open futures contracts	—	390

Total assets	41,019,724	56,035,123

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,396,791	—
Payable on open futures contracts	930	—
Management fee payable	32,655	47,185

Total liabilities	1,430,376	47,185

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	39,589,348	55,987,938

Total liabilities and shareholders’ equity	$41,019,724	$56,035,123

Shares outstanding	1,416,976	866,978

Net asset value per share	$27.94	$64.58

Market value per share (Note 2)	$28.41	$64.55

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills^^:
0.313% due 10/20/16†	$5,000,000	$4,999,681
0.251% due 11/03/16†	5,302,000	5,301,087
0.262% due 11/10/16†	16,702,000	16,698,650
0.306% due 11/25/16	5,000,000	4,998,822
0.270% due 12/01/16†	3,500,000	3,499,025
0.180% due 12/22/16†	3,284,000	3,282,249

Total short-term U.S. government and agency obligations (cost $38,775,817)		$38,779,514

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires December 2016	2	$192,140	$(1,480)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(0.85%)	10/06/16	$(619,000)	$(11,979,817)	$140,853
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(1.27)	10/06/16	(2,146,000)	(41,536,045)	33,794
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.70)	10/06/16	(670,500)	(12,976,522)	171,031
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(0.66)	10/06/16	(156,000)	(3,019,177)	39,806
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.65)	10/06/16	(489,000)	(9,463,862)	133,049

					$518,533

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $11,550 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$22,794	$3,685	$71,536	$13,863

Expenses
Management fee	86,864	132,942	281,605	391,994
Brokerage commissions and fees	8	8	33	33

Total expenses	86,872	132,950	281,638	392,027

Net investment income (loss)	(64,078)	(129,265)	(210,102)	(378,164)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(15,410)	5,300	(44,810)	5,325
Forward agreements	(14,850,460)	9,304,058	(26,610,382)	7,373,182
Short-term U.S. government and agency obligations	65	(88)	(2,307)	546

Net realized gain (loss)	(14,865,805)	9,309,270	(26,657,499)	7,379,053

Change in net unrealized appreciation/depreciation on
Futures contracts	10,700	5,830	(7,450)	7,160
Forward agreements	9,496,558	(3,077,931)	(4,259,746)	(1,118,472)
Short-term U.S. government and agency obligations	2,046	5,187	3,511	4,207

Change in net unrealized appreciation/depreciation	9,509,304	(3,066,914)	(4,263,685)	(1,107,105)

Net realized and unrealized gain (loss)	(5,356,501)	6,242,356	(30,921,184)	6,271,948

Net income (loss)	$(5,420,579)	$6,113,091	$(31,131,286)	$5,893,784

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$55,987,938
Addition of 1,600,000 shares	67,362,064
Redemption of 1,050,002 shares	(52,629,368)

Net addition (redemption) of 549,998 shares	14,732,696

Net investment income (loss)	(210,102)
Net realized gain (loss)	(26,657,499)
Change in net unrealized appreciation/depreciation	(4,263,685)

Net income (loss)	(31,131,286)

Shareholders’ equity, at September 30, 2016	$39,589,348

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(31,131,286)	$5,893,784
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(110)	1,100
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(1,544,000)	—
Purchases of short-term U.S. government and agency obligations	(126,343,449)	(163,962,197)
Proceeds from sales or maturities of short-term U.S government and agency obligations	138,366,905	160,791,278
Net amortization and accretion on short-term U.S government and agency obligations	(71,536)	(13,863)
Net realized gain (loss) on investments	2,307	(546)
Change in unrealized appreciation/depreciation on investments	4,256,235	1,114,265
Decrease (Increase) in receivable on futures contracts	390	6,570
Increase (Decrease) in management fee payable	(14,530)	42,935
Increase (Decrease) in payable on futures contracts	930	—

Net cash provided by (used in) operating activities	(16,478,144)	3,873,326

Cash flow from financing activities
Proceeds from addition of shares	67,362,064	55,572,069
Payment on shares redeemed	(51,232,577)	(59,428,818)

Net cash provided by (used in) financing activities	16,129,487	(3,856,749)

Net increase (decrease) in cash	(348,657)	16,577
Cash, beginning of period	514,784	207,506

Cash, end of period	$166,127	$224,083

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,740,888	$1,783,802
Segregated cash balances with brokers for futures contracts	386,925	503,745
Short-term U.S. government and agency obligations (Note 3) (cost $12,690,657 and $15,153,202, respectively)	12,692,318	15,153,211
Receivable on open futures contracts	—	84,235

Total assets	14,820,131	17,524,993

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	32,813	—
Management fee payable	11,539	14,095

Total liabilities	44,352	14,095

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,775,779	17,510,898

Total liabilities and shareholders’ equity	$14,820,131	$17,524,993

Shares outstanding	350,000	400,005

Net asset value per share	$42.22	$43.78

Market value per share (Note 2)	$42.22	$43.74

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.251% due 11/03/16	$7,696,000	$7,694,675
0.306% due 11/25/16	3,000,000	2,999,293
0.355% due 01/19/17	2,000,000	1,998,350

Total short-term U.S. government and agency obligations (cost $12,690,657)		$12,692,318

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires December 2016	105	$14,801,063	$(27,006)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $386,925 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$8,177	$989	$22,846	$3,652

Expenses
Management fee	36,752	47,369	116,244	132,555
Brokerage commissions and fees	580	1,232	2,009	2,951

Total expenses	37,332	48,601	118,253	135,506

Net investment income (loss)	(29,155)	(47,612)	(95,407)	(131,854)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	327,212	45,301	(199,588)	1,196,063
Short-term U.S. government and agency obligations	(2)	48	31	48

Net realized gain (loss)	327,210	45,349	(199,557)	1,196,111

Change in net unrealized appreciation/depreciation on
Futures contracts	(488,475)	(77,413)	(270,444)	(224,456)
Short-term U.S. government and agency obligations	1,265	16	1,652	26

Change in net unrealized appreciation/depreciation	(487,210)	(77,397)	(268,792)	(224,430)

Net realized and unrealized gain (loss)	(160,000)	(32,048)	(468,349)	971,681

Net income (loss)	$(189,155)	$(79,660)	$(563,756)	$839,827

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$17,510,898
Addition of 50,000 shares	2,109,382
Redemption of 100,005 shares	(4,280,745)

Net addition (redemption) of (50,005) shares	(2,171,363)

Net investment income (loss)	(95,407)
Net realized gain (loss)	(199,557)
Change in net unrealized appreciation/depreciation	(268,792)

Net income (loss)	(563,756)

Shareholders’ equity, at September 30, 2016	$14,775,779

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(563,756)	$839,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	116,820	(709,940)
Purchases of short-term U.S. government and agency obligations	(42,155,511)	(43,352,228)
Proceeds from sales or maturities of short-term U.S government and agency obligations	44,640,933	33,009,853
Net amortization and accretion on short-term U.S government and agency obligations	(22,846)	(3,652)
Net realized gain (loss) on investments	(31)	(48)
Change in unrealized appreciation/depreciation on investments	(1,652)	(26)
Decrease (Increase) in receivable on futures contracts	84,235	(136,126)
Increase (Decrease) in management fee payable	(2,556)	20,430
Increase (Decrease) in payable on futures contracts	32,813	—

Net cash provided by (used in) operating activities	2,128,449	(10,331,910)

Cash flow from financing activities
Proceeds from addition of shares	2,109,382	21,427,163
Payment on shares redeemed	(4,280,745)	(4,213,189)

Net cash provided by (used in) financing activities	(2,171,363)	17,213,974

Net increase (decrease) in cash	(42,914)	6,882,064
Cash, beginning of period	1,783,802	1,640,225

Cash, end of period	$1,740,888	$8,522,289

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,580,726	$1,958,996
Segregated cash balances with brokers for futures contracts	902,880	57,065
Short-term U.S. government and agency obligations (Note 3) (cost $14,997,526 and $18,409,449, respectively)	14,999,045	18,408,894
Receivable on open futures contracts	—	52,491

Total assets	17,482,651	20,477,446

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	79,209	—
Management fee payable	13,893	16,767

Total liabilities	93,102	16,767

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	17,389,549	20,460,679

Total liabilities and shareholders’ equity	$17,482,651	$20,477,446

Shares outstanding	350,000	350,005

Net asset value per share	$49.68	$58.46

Market value per share (Note 2)	$49.67	$58.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.313% due 10/20/16	$15,000,000	$14,999,045

Total short-term U.S. government and agency obligations (cost $14,997,526)		$14,999,045

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires December 2016	456	$34,879,440	$(915,970)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $902,880 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$12,198	$1,058	$32,241	$2,914

Expenses
Management fee	42,820	51,046	136,306	149,028
Brokerage commissions and fees	3,267	4,427	11,011	12,027

Total expenses	46,087	55,473	147,317	161,055

Net investment income (loss)	(33,889)	(54,415)	(115,076)	(158,141)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(318,842)	3,397,069	(2,462,334)	5,930,837
Short-term U.S. government and agency obligations	1	—	220	226

Net realized gain (loss)	(318,841)	3,397,069	(2,462,114)	5,931,063

Change in net unrealized appreciation/depreciation on
Futures contracts	(971,687)	146,750	(495,700)	(694,191)
Short-term U.S. government and agency obligations	561	554	2,074	650

Change in net unrealized appreciation/depreciation	(971,126)	147,304	(493,626)	(693,541)

Net realized and unrealized gain (loss)	(1,289,967)	3,544,373	(2,955,740)	5,237,522

Net income (loss)	$(1,323,856)	$3,489,958	$(3,070,816)	$5,079,381

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$20,460,679
Redemption of 5 shares	(314)

Net addition (redemption) of (5) shares	(314)

Net investment income (loss)	(115,076)
Net realized gain (loss)	(2,462,114)
Change in net unrealized appreciation/depreciation	(493,626)

Net income (loss)	(3,070,816)

Shareholders’ equity, at September 30, 2016	$17,389,549

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(3,070,816)	$5,079,381
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(845,815)	(360,973)
Purchases of short-term U.S. government and agency obligations	(36,174,367)	(44,858,928)
Proceeds from sales or maturities of short-term U.S government and agency obligations	39,618,751	46,232,422
Net amortization and accretion on short-term U.S government and agency obligations	(32,241)	(2,914)
Net realized gain (loss) on investments	(220)	(226)
Change in unrealized appreciation/depreciation on investments	(2,074)	(650)
Decrease (Increase) in receivable on futures contracts	52,491	62,534
Increase (Decrease) in management fee payable	(2,874)	16,089
Increase (Decrease) in payable on futures contracts	79,209	195,769

Net cash provided by (used in) operating activities	(377,956)	6,362,504

Cash flow from financing activities
Proceeds from addition of shares	—	2,764,167
Payment on shares redeemed	(314)	(8,380,675)

Net cash provided by (used in) financing activities	(314)	(5,616,508)

Net increase (decrease) in cash	(378,270)	745,996
Cash, beginning of period	1,958,996	1,788,757

Cash, end of period	$1,580,726	$2,534,753

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$185,360	$10,372,583
Segregated cash balances with brokers for foreign currency forward contracts	15,803,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $353,469,322 and $546,177,230, respectively)	353,492,314	546,166,776
Unrealized appreciation on foreign currency forward contracts	1,724,977	—

Total assets	371,205,651	556,539,359

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,108,230
Management fee payable	290,065	414,275
Unrealized depreciation on foreign currency forward contracts	—	28,710,336

Total liabilities	290,065	34,232,841

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	370,915,586	522,306,518

Total liabilities and shareholders’ equity	$371,205,651	$556,539,359

Shares outstanding	15,600,000	20,450,014

Net asset value per share	$23.78	$25.54

Market value per share (Note 2)	$23.76	$25.53

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.299% due 10/13/16†	$112,734,000	$112,728,679
0.313% due 10/20/16†	36,000,000	35,997,707
0.230% due 10/27/16†	34,337,000	34,332,536
0.280% due 11/25/16†	85,000,000	84,979,974
0.201% due 12/15/16†	38,000,000	37,985,746
0.181% due 12/22/16†	47,493,000	47,467,672

Total short-term U.S. government and agency obligations (cost $353,469,322)		$353,492,314

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/07/16	11,861,500	$13,327,034	$5,460
Euro with UBS AG	10/07/16	18,134,300	20,374,863	6,097

				$11,557

Contracts to Sell
Euro with Goldman Sachs International	10/07/16	(344,672,125)	$(387,257,692)	$965,377
Euro with UBS AG	10/07/16	(345,543,400)	(388,236,616)	748,043

				$1,713,420

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$248,831	$41,312	$765,698	$163,405

Expenses
Management fee	906,488	1,393,074	2,894,802	4,000,943

Total expenses	906,488	1,393,074	2,894,802	4,000,943

Net investment income (loss)	(657,657)	(1,351,762)	(2,129,104)	(3,837,538)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(5,537,097)	(8,177,791)	(60,591,547)	69,763,997
Short-term U.S. government and agency obligations	1,655	7,012	37	22,878

Net realized gain (loss)	(5,535,442)	(8,170,779)	(60,591,510)	69,786,875

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(2,518,631)	827,483	30,435,313	(11,459,427)
Short-term U.S. government and agency obligations	2,404	35,266	33,446	27,437

Change in net unrealized appreciation/depreciation	(2,516,227)	862,749	30,468,759	(11,431,990)

Net realized and unrealized gain (loss)	(8,051,669)	(7,308,030)	(30,122,751)	58,354,885

Net income (loss)	$(8,709,326)	$(8,659,792)	$(32,251,855)	$54,517,347

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$522,306,518
Addition of 650,000 shares	15,418,329
Redemption of 5,500,014 shares	(134,557,406)

Net addition (redemption) of (4,850,014) shares	(119,139,077)

Net investment income (loss)	(2,129,104)
Net realized gain (loss)	(60,591,510)
Change in net unrealized appreciation/depreciation	30,468,759

Net income (loss)	(32,251,855)

Shareholders’ equity, at September 30, 2016	$370,915,586

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(32,251,855)	$54,517,347
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(15,803,000)	—
Purchases of short-term U.S. government and agency obligations	(1,046,594,054)	(1,420,398,053)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,240,067,697	1,365,118,964
Net amortization and accretion on short-term U.S government and agency obligations	(765,698)	(162,381)
Net realized gain (loss) on investments	(37)	(22,878)
Change in unrealized appreciation/depreciation on investments	(30,468,759)	11,431,990
Increase (Decrease) in management fee payable	(124,210)	513,358

Net cash provided by (used in) operating activities	114,060,084	10,998,347

Cash flow from financing activities
Proceeds from addition of shares	15,418,329	323,411,326
Payment on shares redeemed	(139,665,636)	(334,884,280)

Net cash provided by (used in) financing activities	(124,247,307)	(11,472,954)

Net increase (decrease) in cash	(10,187,223)	(474,607)
Cash, beginning of period	10,372,583	746,454

Cash, end of period	$185,360	$271,847

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$771,577	$276,968
Segregated cash balances with brokers for foreign currency forward contracts	1,274,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $261,918,816 and $260,014,650, respectively)	261,940,610	259,997,001
Unrealized appreciation on foreign currency forward contracts	380,225	933,727

Total assets	264,366,412	261,207,696

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	8,794,729
Management fee payable	197,959	210,888
Unrealized depreciation on foreign currency forward contracts	268,909	14,829,179

Total liabilities	466,868	23,834,796

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	263,899,544	237,372,900

Total liabilities and shareholders’ equity	$264,366,412	$261,207,696

Shares outstanding	4,349,290	2,699,294

Net asset value per share	$60.68	$87.94

Market value per share (Note 2)	$60.64	$87.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (99% of shareholders’ equity)
U.S. Treasury Bills^^:
0.265% due 10/06/16	$6,000,000	$5,999,945
0.303% due 10/13/16†	84,000,000	83,996,035
0.264% due 10/20/16	29,183,000	29,181,141
0.272% due 10/27/16†	24,737,000	24,733,784
0.251% due 11/03/16†	11,794,000	11,791,969
0.257% due 11/10/16†	36,195,000	36,187,739
0.292% due 11/25/16†	44,500,000	44,489,516
0.190% due 12/01/16	1,000,000	999,722
0.156% due 12/08/16	10,000,000	9,996,700
0.235% due 12/15/16†	10,271,000	10,267,147
0.210% due 01/05/17	4,300,000	4,296,912

Total short-term U.S. government and agency obligations (cost $261,918,816)		$261,940,610

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/07/16	812,107,700	$8,009,961	$25,969
Yen with UBS AG	10/07/16	4,484,904,300	44,235,400	(110,209)

				$(84,240)

Contracts to Sell
Yen with Goldman Sachs International	10/07/16	(27,401,188,900)	$(270,262,747)	$(158,700)
Yen with UBS AG	10/07/16	(31,384,937,700)	(309,555,163)	354,256

				$195,556

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$155,603	$28,980	$328,442	$113,947

Expenses
Management fee	563,817	894,286	1,462,231	3,069,183

Total expenses	563,817	894,286	1,462,231	3,069,183

Net investment income (loss)	(408,214)	(865,306)	(1,133,789)	(2,955,236)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(33,476,385)	(32,435,377)	(86,173,771)	(6,900,989)
Short-term U.S. government and agency obligations	(44)	107	(5,838)	4,415

Net realized gain (loss)	(33,476,429)	(32,435,270)	(86,179,609)	(6,896,574)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	23,071,090	13,321,397	14,006,768	688,046
Short-term U.S. government and agency obligations	14,852	6,858	39,443	(1,053)

Change in net unrealized appreciation/depreciation	23,085,942	13,328,255	14,046,211	686,993

Net realized and unrealized gain (loss)	(10,390,487)	(19,107,015)	(72,133,398)	(6,209,581)

Net income (loss)	$(10,798,701)	$(19,972,321)	$(73,267,187)	$(9,164,817)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$237,372,900
Addition of 2,100,000 shares	136,071,321
Redemption of 450,004 shares	(36,277,490)

Net addition (redemption) of 1,649,996 shares	99,793,831

Net investment income (loss)	(1,133,789)
Net realized gain (loss)	(86,179,609)
Change in net unrealized appreciation/depreciation	14,046,211

Net income (loss)	(73,267,187)

Shareholders’ equity, at September 30, 2016	$263,899,544

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(73,267,187)	$(9,164,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(1,274,000)	—
Purchases of short-term U.S. government and agency obligations	(627,277,970)	(1,027,392,799)
Proceeds from sales or maturities of short-term U.S government and agency obligations	625,696,408	1,251,995,308
Net amortization and accretion on short-term U.S government and agency obligations	(328,442)	(113,947)
Net realized gain (loss) on investments	5,838	(4,415)
Change in unrealized appreciation/depreciation on investments	(14,046,211)	(686,993)
Increase (Decrease) in management fee payable	(12,929)	129,743

Net cash provided by (used in) operating activities	(90,504,493)	214,762,080

Cash flow from financing activities
Proceeds from addition of shares	136,071,321	124,524,910
Payment on shares redeemed	(45,072,219)	(339,511,356)

Net cash provided by (used in) financing activities	90,999,102	(214,986,446)

Net increase (decrease) in cash	494,609	(224,366)
Cash, beginning of period	276,968	532,706

Cash, end of period	$771,577	$308,340

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$5,295,416	$4,008,379
Segregated cash balances with brokers for futures contracts	26,620,550	47,571,810
Segregated cash balances with brokers for swap agreements	26,365,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $880,662,875 and $797,652,302, respectively)	880,695,307	797,650,543
Unrealized appreciation on swap agreements	70,822,188	—
Receivable from capital shares sold	—	4,894,509
Receivable on open futures contracts	3,153,394	5,150,763
Receivable from counterparty	17,625,333	—

Total assets	1,030,577,188	859,276,004

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	50,113,107	2,514,956
Brokerage commissions and fees payable	10,152	25,000
Management fee payable	696,423	636,984
Unrealized depreciation on swap agreements	—	72,176,589

Total liabilities	50,819,682	75,353,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	979,757,506	783,922,475

Total liabilities and shareholders’ equity	$1,030,577,188	$859,276,004

Shares outstanding	93,227,866	62,327,867

Net asset value per share	$10.51	$12.58

Market value per share (Note 2)	$10.38	$12.54

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (90% of shareholders’ equity)
U.S. Treasury Bills^^:
0.213% due 10/06/16†	$69,039,000	$69,038,365
0.269% due 10/13/16†	3,210,000	3,209,849
0.264% due 10/20/16†	46,860,000	46,857,015
0.253% due 11/03/16†	216,402,000	216,364,736
0.244% due 11/10/16†	148,000,000	147,970,311
0.261% due 11/17/16†	40,000,000	39,991,252
0.288% due 11/25/16†	6,900,000	6,898,374
0.172% due 12/01/16	25,000,000	24,993,035
0.156% due 12/08/16	10,000,000	9,996,700
0.124% due 12/15/16†	70,000,000	69,973,743
0.181% due 12/22/16†	127,065,000	126,997,236
0.237% due 01/05/17	38,500,000	38,472,353
0.350% due 01/12/17	5,000,000	4,996,353
0.343% due 01/19/17†	35,000,000	34,971,125
0.391% due 01/26/17†	40,000,000	39,964,860

Total short-term U.S. government and agency obligations (cost $880,662,875)		$880,695,307

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires November 2016	8,345	$402,562,800	$29,388,291

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	10/06/16	$566,152,847	$25,439,697
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25%	10/06/16	454,062,414	19,367,023
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25%	10/06/16	100,430,739	5,772,124
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25%	10/06/16	436,225,560	20,243,344

				$70,822,188

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $26,620,550 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$547,630	$75,891	$1,497,225	$217,460

Expenses
Management fee	2,118,318	2,012,640	6,031,448	6,257,893
Brokerage commissions and fees	112,742	148,396	443,936	449,106

Total expenses	2,231,060	2,161,036	6,475,384	6,706,999

Net investment income (loss)	(1,683,430)	(2,085,145)	(4,978,159)	(6,489,539)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(51,064,247)	(197,981,324)	(14,115,761)	(195,748,120)
Swap agreements	(195,154,381)	(331,918,263)	(118,756,695)	(301,530,415)
Short-term U.S. government and agency obligations	2,107	(3,934)	(13,583)	56,938

Net realized gain (loss)	(246,216,521)	(529,903,521)	(132,886,039)	(497,221,597)

Change in net unrealized appreciation/depreciation on
Futures contracts	41,481,937	4,743,818	47,317,605	42,513,527
Swap agreements	124,100,958	(63,442,803)	142,998,777	30,866,052
Short-term U.S. government and agency obligations	8,186	64,175	34,191	64,564

Change in net unrealized appreciation/depreciation	165,591,081	(58,634,810)	190,350,573	73,444,143

Net realized and unrealized gain (loss)	(80,625,440)	(588,538,331)	57,464,534	(423,777,454)

Net income (loss)	$(82,308,870)	$(590,623,476)	$52,486,375	$(430,266,993)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$783,922,475
Addition of 100,950,000 shares	874,249,040
Redemption of 70,050,001 shares	(730,900,384)

Net addition (redemption) of 30,899,999 shares	143,348,656

Net investment income (loss)	(4,978,159)
Net realized gain (loss)	(132,886,039)
Change in net unrealized appreciation/depreciation	190,350,573

Net income (loss)	52,486,375

Shareholders’ equity, at September 30, 2016	$979,757,506

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$52,486,375	$(430,266,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	20,951,260	12,585,001
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(26,365,000)	—
Purchases of short-term U.S. government and agency obligations	(2,817,353,950)	(3,406,730,520)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,735,827,019	3,064,708,146
Net amortization and accretion on short-term U.S government and agency obligations	(1,497,225)	(214,320)
Net realized gain (loss) on investments	13,583	(56,938)
Change in unrealized appreciation/depreciation on investments	(143,032,968)	(30,930,616)
Decrease (Increase) in receivable on futures contracts	1,997,369	—
Decrease (Increase) in receivable from counterparty	(17,625,333)	—
Increase (Decrease) in management fee payable	59,439	952,458
Increase (Decrease) in brokerage commissions and fees payable	(14,848)	29,166
Increase (Decrease) in payable on futures contracts	—	(4,208,225)

Net cash provided by (used in) operating activities	(194,554,279)	(794,132,841)

Cash flow from financing activities
Proceeds from addition of shares	879,143,549	1,969,638,334
Payment on shares redeemed	(683,302,233)	(1,173,946,419)

Net cash provided by (used in) financing activities	195,841,316	795,691,915

Net increase (decrease) in cash	1,287,037	1,559,074
Cash, beginning of period	4,008,379	2,349,384

Cash, end of period	$5,295,416	$3,908,458

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$1,359,693	$1,411,137
Segregated cash balances with brokers for futures contracts	5,648,224	7,595,280
Short-term U.S. government and agency obligations (Note 3) (cost $25,844,015 and $26,806,648, respectively)	25,847,011	26,807,731
Receivable on open futures contracts	—	3,065,769

Total assets	32,854,928	38,879,917

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,073,868	—
Brokerage commissions and fees payable	2,387	3,623
Management fee payable	28,466	25,110

Total liabilities	1,104,721	28,733

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	31,750,207	38,851,184

Total liabilities and shareholders’ equity	$32,854,928	$38,879,917

Shares outstanding	2,192,169	2,092,170

Net asset value per share	$14.48	$18.57

Market value per share (Note 2)	$14.58	$18.48

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (81% of shareholders’ equity)
U.S. Treasury Bills^^:
0.238% due 10/20/16	$2,386,000	$2,385,848
0.230% due 10/27/16	8,228,000	8,226,930
0.286% due 11/10/16	4,000,000	3,999,198
0.306% due 11/25/16	5,000,000	4,998,822
0.180% due 12/22/16	1,241,000	1,240,338
0.341% due 01/19/17	5,000,000	4,995,875

Total short-term U.S. government and agency obligations (cost $25,844,015)		$25,847,011

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, November 2016	2,185	$63,496,100	$(1,439,814)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $5,648,224 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$18,114	$3,636	$45,257	$15,020

Expenses
Management fee	85,894	147,696	229,760	479,185
Brokerage commissions and fees	25,652	46,406	98,016	156,022

Total expenses	111,546	194,102	327,776	635,207

Net investment income (loss)	(93,432)	(190,466)	(282,519)	(620,187)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,964,411	(8,595,657)	6,591,697	(58,404,100)
Short-term U.S. government and agency obligations	264	(181)	(405)	4,630

Net realized gain (loss)	1,964,675	(8,595,838)	6,591,292	(58,399,470)

Change in net unrealized appreciation/depreciation on
Futures contracts	(8,409,834)	(13,040,143)	(7,752,693)	20,999,849
Short-term U.S. government and agency obligations	2,064	2,650	1,913	2,109

Change in net unrealized appreciation/depreciation	(8,407,770)	(13,037,493)	(7,750,780)	21,001,958

Net realized and unrealized gain (loss)	(6,443,095)	(21,633,331)	(1,159,488)	(37,397,512)

Net income (loss)	$(6,536,527)	$(21,823,797)	$(1,442,007)	$(38,017,699)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$38,851,184
Addition of 2,200,000 shares	24,550,026
Redemption of 2,100,001 shares	(30,208,996)

Net addition (redemption) of 99,999 shares	(5,658,970)

Net investment income (loss)	(282,519)
Net realized gain (loss)	6,591,292
Change in net unrealized appreciation/depreciation	(7,750,780)

Net income (loss)	(1,442,007)

Shareholders’ equity, at September 30, 2016	$31,750,207

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$(1,442,007)	$(38,017,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,947,056	19,099,536
Purchases of short-term U.S. government and agency obligations	(89,354,690)	(227,408,040)
Proceeds from sales or maturities of short-term U.S government and agency obligations	90,362,175	230,049,810
Net amortization and accretion on short-term U.S government and agency obligations	(45,257)	(13,699)
Net realized gain (loss) on investments	405	(4,630)
Change in unrealized appreciation/depreciation on investments	(1,913)	(2,109)
Decrease (Increase) in receivable on futures contracts	3,065,769	—
Increase (Decrease) in management fee payable	3,356	30,976
Increase (Decrease) in brokerage commissions and fees payable	(1,236)	4,750
Increase (Decrease) in payable on futures contracts	1,073,868	(7,135,277)

Net cash provided by (used in) operating activities	5,607,526	(23,396,382)

Cash flow from financing activities
Proceeds from addition of shares	24,550,026	78,797,856
Payment on shares redeemed	(30,208,996)	(54,776,954)

Net cash provided by (used in) financing activities	(5,658,970)	24,020,902

Net increase (decrease) in cash	(51,444)	624,520
Cash, beginning of period	1,411,137	1,653,582

Cash, end of period	$1,359,693	$2,278,102

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$108,039	$251,524
Segregated cash balances with brokers for futures contracts	11,880	8,250
Segregated cash balances with brokers for forward agreements	394,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $101,973,369 and $71,908,280, respectively)	101,973,583	71,912,587
Receivable on open futures contracts	—	80

Total assets	102,487,502	72,172,441

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,780	—
Management fee payable	78,324	57,031
Unrealized depreciation on forward agreements	2,458,129	2,250,595

Total liabilities	2,538,233	2,307,626

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	99,949,269	69,864,815

Total liabilities and shareholders’ equity	$102,487,502	$72,172,441

Shares outstanding	2,250,000	2,350,014

Net asset value per share	$44.42	$29.73

Market value per share (Note 2)	$44.01	$29.73

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills^^:
0.276% due 10/06/16†	$18,819,000	$18,818,827
0.303% due 10/13/16†	25,000,000	24,998,820
0.313% due 10/20/16†	4,000,000	3,999,745
0.251% due 11/03/16†	14,579,000	14,576,489
0.261% due 11/17/16†	2,000,000	1,999,562
0.307% due 11/25/16†	4,000,000	3,999,058
0.181% due 12/22/16†	33,599,000	33,581,082

Total short-term U.S. government and agency obligations (cost $101,973,369)		$101,973,583

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires December 2016	2	$263,420	$(1,800)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce gold	1.25%	10/06/16	$42,200	$55,818,784	$(712,389)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	1.65	10/06/16	32,100	42,461,880	(499,050)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	1.38	10/06/16	36,520	48,305,004	(600,158)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	1.45	10/06/16	15,400	20,369,734	(244,025)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	1.34	10/06/16	24,700	32,670,937	(402,507)

					$(2,458,129)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $11,880 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$72,710	$5,853	$178,730	$27,485

Expenses
Management fee	245,192	195,929	665,265	657,667
Brokerage commissions and fees	8	8	33	33

Total expenses	245,200	195,937	665,298	657,700

Net investment income (loss)	(172,490)	(190,084)	(486,568)	(630,215)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,280	(13,520)	45,880	(1,660)
Forward agreements	12,622,611	(8,307,389)	33,658,090	(12,227,181)
Short-term U.S. government and agency obligations	193	(3,445)	296	(1,245)

Net realized gain (loss)	12,630,084	(8,324,354)	33,704,266	(12,230,086)

Change in net unrealized appreciation/depreciation on
Futures contracts	(9,380)	1,780	3,400	(13,220)
Forward agreements	(13,407,534)	(874,327)	(207,534)	(3,340,385)
Short-term U.S. government and agency obligations	(6,051)	6,644	(4,093)	4,311

Change in net unrealized appreciation/depreciation	(13,422,965)	(865,903)	(208,227)	(3,349,294)

Net realized and unrealized gain (loss)	(792,881)	(9,190,257)	33,496,039	(15,579,380)

Net income (loss)	$(965,371)	$(9,380,341)	$33,009,471	$(16,209,595)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$69,864,815
Addition of 150,000 shares	6,445,287
Redemption of 250,014 shares	(9,370,304)

Net addition (redemption) of (100,014) shares	(2,925,017)

Net investment income (loss)	(486,568)
Net realized gain (loss)	33,704,266
Change in net unrealized appreciation/depreciation	(208,227)

Net income (loss)	33,009,471

Shareholders’ equity, at September 30, 2016	$99,949,269

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$33,009,471	$(16,209,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,630)	550
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(394,000)	—
Purchases of short-term U.S. government and agency obligations	(268,415,817)	(194,601,532)
Proceeds from sales or maturities of short-term U.S government and agency obligations	238,529,754	216,766,479
Net amortization and accretion on short-term U.S government and agency obligations	(178,730)	(27,485)
Net realized gain (loss) on investments	(296)	1,245
Change in unrealized appreciation/depreciation on investments	211,627	3,336,074
Decrease (Increase) in receivable on futures contracts	80	—
Increase (Decrease) in management fee payable	21,293	43,173
Increase (Decrease) in payable on futures contracts	1,780	(940)

Net cash provided by (used in) operating activities	2,781,532	9,307,969

Cash flow from financing activities
Proceeds from addition of shares	6,445,287	3,851,383
Payment on shares redeemed	(9,370,304)	(10,419,353)

Net cash provided by (used in) financing activities	(2,925,017)	(6,567,970)

Net increase (decrease) in cash	(143,485)	2,739,999
Cash, beginning of period	251,524	104,145

Cash, end of period	$108,039	$2,844,144

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$382,362	$243,900
Segregated cash balances with brokers for futures contracts	11,550	17,160
Segregated cash balances with brokers for forward agreements	2,561,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $382,317,301 and $238,900,176, respectively)	382,334,562	238,899,626
Receivable on open futures contracts	260	—

Total assets	385,289,734	239,160,686

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,875
Management fee payable	293,411	181,068
Unrealized depreciation on forward agreements	12,745,195	22,561,101

Total liabilities	13,038,606	22,744,044

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	372,251,128	216,416,642

Total liabilities and shareholders’ equity	$385,289,734	$239,160,686

Shares outstanding	7,596,526	7,996,533

Net asset value per share	$49.00	$27.06

Market value per share (Note 2)	$48.11	$27.08

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
U.S. Treasury Bills^^:
0.276% due 10/06/16†	$173,874,000	$173,872,400
0.303% due 10/13/16†	10,000,000	9,999,528
0.313% due 10/20/16†	10,000,000	9,999,363
0.251% due 11/03/16	27,223,000	27,218,312
0.240% due 11/10/16†	71,289,000	71,274,700
0.261% due 11/17/16†	37,000,000	36,991,908
0.306% due 11/25/16†	10,000,000	9,997,644
0.181% due 12/15/16†	23,000,000	22,991,373
0.181% due 12/22/16†	20,000,000	19,989,334

Total short-term U.S. government and agency obligations (cost $382,317,301)		$382,334,562

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires December 2016	2	$192,140	$1,480

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	1.35%	10/06/16	$11,202,000	$216,797,907	$(3,516,545)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	1.87	10/06/16	5,720,800	110,726,656	(2,669,570)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	1.55	10/06/16	9,746,800	188,634,694	(3,421,695)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.66	10/06/16	3,484,000	67,428,291	(934,524)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	1.55	10/06/16	8,303,000	160,692,111	(2,202,861)

					$(12,745,195)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $11,550 was pledged to cover margin requirements for open futures contracts as of September 30, 2016.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$277,478	$35,179	$587,744	$109,726

Expenses
Management fee	978,671	631,618	2,300,935	2,085,125
Brokerage commissions and fees	9	15	36	42

Total expenses	978,680	631,633	2,300,971	2,085,167

Net investment income (loss)	(701,202)	(596,454)	(1,713,227)	(1,975,441)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	15,260	(8,426)	50,360	(8,725)
Forward agreements	119,357,106	(56,502,419)	174,820,159	(72,512,082)
Short-term U.S. government and agency obligations	336	(8,981)	2,562	(2,867)

Net realized gain (loss)	119,372,702	(56,519,826)	174,873,081	(72,523,674)

Change in net unrealized appreciation/depreciation on
Futures contracts	(10,650)	(4,385)	10,510	(7,735)
Forward agreements	(88,229,820)	13,733,121	9,815,906	12,269,714
Short-term U.S. government and agency obligations	4,068	25,121	17,811	21,471

Change in net unrealized appreciation/depreciation	(88,236,402)	13,753,857	9,844,227	12,283,450

Net realized and unrealized gain (loss)	31,136,300	(42,765,969)	184,717,308	(60,240,224)

Net income (loss)	$30,435,098	$(43,362,423)	$183,004,081	$(62,215,665)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$216,416,642
Addition of 1,500,000 shares	55,483,218
Redemption of 1,900,007 shares	(82,652,813)

Net addition (redemption) of (400,007) shares	(27,169,595)

Net investment income (loss)	(1,713,227)
Net realized gain (loss)	174,873,081
Change in net unrealized appreciation/depreciation	9,844,227

Net income (loss)	183,004,081

Shareholders’ equity, at September 30, 2016	$372,251,128

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$183,004,081	$(62,215,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	5,610	1,100
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(2,561,000)	—
Purchases of short-term U.S. government and agency obligations	(980,153,795)	(613,020,609)
Proceeds from sales or maturities of short-term U.S government and agency obligations	837,326,976	673,161,451
Net amortization and accretion on short-term U.S government and agency obligations	(587,744)	(109,726)
Net realized gain (loss) on investments	(2,562)	2,867
Change in unrealized appreciation/depreciation on investments	(9,833,717)	(12,291,185)
Decrease (Increase) in receivable on futures contracts	(260)	—
Increase (Decrease) in management fee payable	112,343	158,866
Increase (Decrease) in payable on futures contracts	(1,875)	(6,220)

Net cash provided by (used in) operating activities	27,308,057	(14,319,121)

Cash flow from financing activities
Proceeds from addition of shares	55,483,218	75,984,034
Payment on shares redeemed	(82,652,813)	(61,724,731)

Net cash provided by (used in) financing activities	(27,169,595)	14,259,303

Net increase (decrease) in cash	138,462	(59,818)
Cash, beginning of period	243,900	305,004

Cash, end of period	$382,362	$245,186

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$198,644	$227,310
Short-term U.S. government and agency obligations (Note 3) (cost $9,538,021 and $11,605,665, respectively)	9,537,166	11,605,262
Unrealized appreciation on foreign currency forward contracts	—	604,920

Total assets	9,735,810	12,437,492

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,569,718
Management fee payable	7,512	10,044
Unrealized depreciation on foreign currency forward contracts	49,584	—

Total liabilities	57,096	1,579,762

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,678,714	10,857,730

Total liabilities and shareholders’ equity	$9,735,810	$12,437,492

Shares outstanding	600,000	700,014

Net asset value per share	$16.13	$15.51

Market value per share (Note 2)	$16.12	$15.51

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (99% of shareholders’ equity)
U.S. Treasury Bills^^:
0.270% due 12/01/16†	$1,000,000	$999,721
0.181% due 12/22/16†	8,542,000	8,537,445

Total short-term U.S. government and agency obligations (cost $9,538,021)		$9,537,166

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/07/16	9,020,825	$10,135,383	$(25,417)
Euro with UBS AG	10/07/16	8,385,200	9,421,224	(23,361)

				$(48,778)

Contracts to Sell
Euro with UBS AG	10/07/16	(169,500)	$(190,442)	$(806)

				$(806)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$6,257	$514	$18,054	$2,076

Expenses
Management fee	22,916	27,210	71,859	78,687

Total expenses	22,916	27,210	71,859	78,687

Net investment income (loss)	(16,659)	(26,696)	(53,805)	(76,611)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	46,252	68,814	1,155,961	(559,487)
Short-term U.S. government and agency obligations	6	(27)	153	33

Net realized gain (loss)	46,258	68,787	1,156,114	(559,454)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	118,030	(8,853)	(654,504)	(38,964)
Short-term U.S. government and agency obligations	(1,819)	(486)	(452)	(344)

Change in net unrealized appreciation/depreciation	116,211	(9,339)	(654,956)	(39,308)

Net realized and unrealized gain (loss)	162,469	59,448	501,158	(598,762)

Net income (loss)	$145,810	$32,752	$447,353	$(675,373)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$10,857,730
Addition of 50,000 shares	831,691
Redemption of 150,014 shares	(2,458,060)

Net addition (redemption) of (100,014) shares	(1,626,369)

Net investment income (loss)	(53,805)
Net realized gain (loss)	1,156,114
Change in net unrealized appreciation/depreciation	(654,956)

Net income (loss)	447,353

Shareholders’ equity, at September 30, 2016	$9,678,714

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$447,353	$(675,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(36,177,928)	(36,614,695)
Proceeds from sales or maturities of short-term U.S government and agency obligations	38,263,779	28,336,621
Net amortization and accretion on short-term U.S government and agency obligations	(18,054)	(2,076)
Net realized gain (loss) on investments	(153)	(33)
Change in unrealized appreciation/depreciation on investments	654,956	39,308
Increase (Decrease) in management fee payable	(2,532)	15,657

Net cash provided by (used in) operating activities	3,167,421	(8,900,591)

Cash flow from financing activities
Proceeds from addition of shares	831,691	13,540,570
Payment on shares redeemed	(4,027,778)	(5,092,141)

Net cash provided by (used in) financing activities	(3,196,087)	8,448,429

Net increase (decrease) in cash	(28,666)	(452,162)
Cash, beginning of period	227,310	671,117

Cash, end of period	$198,644	$218,955

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$357,933	$147,371
Short-term U.S. government and agency obligations (Note 3) (cost $7,097,504 and $5,069,206, respectively)	7,098,505	5,069,491
Unrealized appreciation on foreign currency forward contracts	364	267,014

Total assets	7,456,802	5,483,876

Liabilities and shareholders’ equity
Liabilities
Management fee payable	5,730	4,325
Unrealized depreciation on foreign currency forward contracts	7,343	5,703

Total liabilities	13,073	10,028

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,443,729	5,473,848

Total liabilities and shareholders’ equity	$7,456,802	$5,483,876

Shares outstanding	99,970	99,974

Net asset value per share	$74.46	$54.75

Market value per share (Note 2)	$74.48	$54.70

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.313% due 10/20/16†	$3,000,000	$2,999,809
0.310% due 11/25/16	3,400,000	3,399,199
0.210% due 01/05/17	700,000	699,497

Total short-term U.S. government and agency obligations (cost $7,097,504)		$7,098,505

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/07/16	1,029,857,000	$10,157,661	$(1,558)
Yen with UBS AG	10/07/16	524,705,100	5,175,259	(4,142)

				$(5,700)

Contracts to Sell
Yen with Goldman Sachs International	10/07/16	(34,119,100)	$(336,523)	$(1,643)
Yen with UBS AG	10/07/16	(11,065,500)	(109,141)	364

				$(1,279)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income
Interest	$4,659	$1,069	$11,808	$1,819

Expenses
Management fee	17,545	12,814	47,356	35,135

Total expenses	17,545	12,814	47,356	35,135

Net investment income (loss)	(12,886)	(11,745)	(35,548)	(33,316)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	955,047	344,294	2,273,130	(174,883)
Short-term U.S. government and agency obligations	72	—	72	8

Net realized gain (loss)	955,119	344,294	2,273,202	(174,875)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(764,447)	(148,766)	(268,290)	26,397
Short-term U.S. government and agency obligations	679	1,709	716	1,823

Change in net unrealized appreciation/depreciation	(763,768)	(147,057)	(267,574)	28,220

Net realized and unrealized gain (loss)	191,351	197,237	2,005,628	(146,655)

Net income (loss)	$178,465	$185,492	$1,970,080	$(179,971)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

Shareholders’ equity, at December 31, 2015	$5,473,848
Redemption of 4 shares	(199)

Net addition (redemption) of (4) shares	(199)

Net investment income (loss)	(35,548)
Net realized gain (loss)	2,273,202
Change in net unrealized appreciation/depreciation	(267,574)

Net income (loss)	1,970,080

Shareholders’ equity, at September 30, 2016	$7,443,729

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flow from operating activities
Net income (loss)	$1,970,080	$(179,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(19,949,134)	(11,027,181)
Proceeds from sales or maturities of short-term U.S government and agency obligations	17,932,716	7,302,962
Net amortization and accretion on short-term U.S government and agency obligations	(11,808)	(1,819)
Net realized gain (loss) on investments	(72)	(8)
Change in unrealized appreciation/depreciation on investments	267,574	(28,220)
Increase (Decrease) in management fee payable	1,405	7,051

Net cash provided by (used in) operating activities	210,761	(3,927,186)

Cash flow from financing activities
Proceeds from addition of shares	—	4,285,016
Payment on shares redeemed	(199)	(688,682)

Net cash provided by (used in) financing activities	(199)	3,596,334

Net increase (decrease) in cash	210,562	(330,852)
Cash, beginning of period	147,371	846,919

Cash, end of period	$357,933	$516,067

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash	$37,339,367	$48,049,225
Segregated cash balances with brokers for futures contracts	146,999,919	261,083,712
Segregated cash balances with brokers for swap agreements	27,493,000	—
Segregated cash balances with brokers for forward agreements	12,334,000	—
Segregated cash balances with brokers for foreign currency forward contracts	17,077,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,675,124,534 and $3,313,585,456, respectively)	3,675,410,177	3,313,591,600
Unrealized appreciation on swap agreements	70,822,188	6,669,519
Unrealized appreciation on forward agreements	2,099,088	6,587,221
Unrealized appreciation on foreign currency forward contracts	2,105,566	1,805,661
Receivable from capital shares sold	128,993,932	48,046,138
Receivable on open futures contracts	8,044,820	27,655,327
Receivable from counterparty	17,625,333	—

Total assets	4,146,344,390	3,713,488,403

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	66,001,323	60,119,975
Payable on open futures contracts	33,679,867	3,078,269
Brokerage commissions and fees payable	14,454	39,148
Management fee payable	2,863,530	2,839,305
Unrealized depreciation on swap agreements	16,564,825	72,446,044
Unrealized depreciation on forward agreements	15,203,324	24,811,696
Unrealized depreciation on foreign currency forward contracts	325,836	43,545,218
Payable to counterparty	1,736,880	—

Total liabilities	136,390,039	206,879,655

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,009,954,351	3,506,608,748

Total liabilities and shareholders’ equity	$4,146,344,390	$3,713,488,403

Shares outstanding	191,604,054	121,357,508

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three months ended September 30, 2016**	Three months ended September 30, 2015	Nine months ended September 30, 2016*	Nine months ended September 30, 2015***
Investment Income
Interest	$2,361,927	$283,914	$6,523,319	$946,945

Expenses
Management fee	8,874,154	8,276,639	26,210,756	26,470,056
Brokerage commissions and fees	1,837,843	1,458,671	5,741,230	4,632,414
Offering costs	—	16,581	—	49,203
Limitation by Sponsor	—	—	—	(1,539)
Reduction in Limitation by Sponsor	—	485	—	—

Total expenses	10,711,997	9,752,376	31,951,986	31,150,134

Net investment income (loss)	(8,350,070)	(9,468,462)	(25,428,667)	(30,203,189)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(616,625,175)	81,634,309	(1,157,016,680)	(469,190,037)
Swap agreements	(152,532,535)	(291,982,643)	(154,872,473)	(279,256,847)
Forward agreements	106,840,064	(49,890,271)	151,948,518	(70,345,600)
Foreign currency forward contracts	(38,012,183)	(40,200,062)	(143,336,227)	62,128,638
Short-term U.S. government and agency obligations	16,487	(1,053)	(24,164)	161,365

Net realized gain (loss)	(700,313,342)	(300,439,720)	(1,303,301,026)	(756,502,481)

Change in net unrealized appreciation/depreciation on
Futures contracts	120,520,628	(131,925,029)	(10,191,565)	(20,936,275)
Swap agreements	95,697,940	(55,411,844)	120,033,888	5,055,280
Forward agreements	(82,379,401)	10,145,947	5,120,239	10,461,747
Foreign currency forward contracts	19,906,042	13,991,261	43,519,287	(10,783,948)
Short-term U.S. government and agency obligations	136,969	214,467	279,499	199,969

Change in net unrealized appreciation/depreciation	153,882,178	(162,985,198)	158,761,348	(16,003,227)

Net realized and unrealized gain (loss)	(546,431,164)	(463,424,918)	(1,144,539,678)	(772,505,708)

Net income (loss)	$(554,781,234)	$(472,893,380)	$(1,169,968,345)	$(802,708,897)

*	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively. See Note 1.
**	The operations include the activity of ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation. See Note 1.
***	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016*

(unaudited)

Shareholders’ equity, at December 31, 2015	$3,506,608,748
Addition of 249,980,000 shares	8,527,215,920
Redemption of 179,733,454 shares	(6,853,901,972)

Net addition (redemption) of 70,246,546 shares	1,673,313,948

Net investment income (loss)	(25,428,667)
Net realized gain (loss)	(1,303,301,026)
Change in net unrealized appreciation/depreciation	158,761,348

Net income (loss)	(1,169,968,345)

Shareholders’ equity, at September 30, 2016	$4,009,954,351

*	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended September 30, 2016*	Nine months ended September 30, 2015**
Cash flow from operating activities
Net income (loss)	$(1,169,968,345)	$(802,708,897)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	114,083,793	81,972,900
Decrease (Increase) in segregated cash balances with brokers for swap agreements	(27,493,000)	(906,000)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(12,334,000)	—
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(17,077,000)	—
Purchases of short-term U.S. government and agency obligations	(14,039,604,848)	(13,306,525,393)
Proceeds from sales or maturities of short-term U.S government and agency obligations	13,684,559,003	13,031,571,704
Net amortization and accretion on short-term U.S government and agency obligations	(6,517,397)	(940,846)
Net realized gain (loss) on investments	24,164	(161,365)
Change in unrealized appreciation/depreciation on investments	(168,952,913)	(4,933,048)
Decrease (Increase) in receivable on futures contracts	19,610,507	39,839,924
Decrease (Increase) in receivable from counterparty	(17,625,333)	—
Decrease (Increase) in Limitation by Sponsor	—	(1,539)
Change in offering cost	—	49,203
Increase (Decrease) in management fee payable	24,225	2,794,483
Increase (Decrease) in brokerage commissions and fees payable	(24,694)	44,642
Increase (Decrease) in payable to counterparty	1,736,880	—
Increase (Decrease) in payable on futures contracts	30,601,598	(10,623,798)

Net cash provided by (used in) operating activities	(1,608,957,360)	(970,528,030)

Cash flow from financing activities
Proceeds from addition of shares	8,446,268,126	7,162,561,141
Payment on shares redeemed	(6,848,020,624)	(6,179,119,238)

Net cash provided by (used in) financing activities	1,598,247,502	983,441,903

Net increase (decrease) in cash	(10,709,858)	12,913,873
Cash, beginning of period	48,049,225	35,899,231

Cash, end of period	$37,339,367	$48,813,104

*	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively. See Note 1.
**	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2016, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

On July 25, 2016, the Trust announced plans to liquidate ProShares Ultra Bloomberg Commodity (ticker symbol: UCD) and ProShares UltraShort Bloomberg Commodity (ticker symbol: CMD). ProShares Ultra Bloomberg Commodity and UltraShort Bloomberg Commodity were closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on August 25, 2016. Beginning August 26, 2016, no secondary market for ProShares Ultra Bloomberg Commodity’s and ProShares UltraShort Bloomberg Commodity’s Shares remained. Proceeds of the liquidation were distributed to shareholders on September 1, 2016. Any shareholders remaining in each liquidating Fund on September 1, 2016 automatically had their shares redeemed for cash at each liquidating Fund’s net asset value per Share as of August 26, 2016. On September 2, 2016, the NYSE Arca filed a Form 25 removing the listing of ProShares Ultra Bloomberg Commodity and UltraShort Bloomberg Commodity on the NYSE Arca. On September 27, 2016, a Form 15 was filed with the SEC terminating the registration of ProShares Ultra Bloomberg Commodity and ProShares UltraShort Bloomberg Commodity.

The Trust had no operations prior to November 24, 2008, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of ten Shares at an aggregate purchase price of $350 in each of the following Funds: ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2015 and the nine months ended September 30, 2016. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra VIX Short-Term Futures ETF	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Crude Oil	May 20, 2015	1-for-5 reverse Share split	May 20, 2015
ProShares Ultra Bloomberg Natural Gas	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares Ultra Yen	May 20, 2015	1-for-4 reverse Share split	May 20, 2015
ProShares UltraShort Silver	November 13, 2015	2-for-1 Share split	November 13, 2015
ProShares UltraShort Bloomberg Natural Gas	July 25, 2016	3-for-1 Share split	July 25, 2016
ProShares VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016
ProShares Ultra VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2016, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2016 were as follows. All times are Eastern Standard Time:

	Create/ Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	September 30
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	September 30
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	September 30
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	September 30
Short Euro,
UltraShort Euro,	3:00 p.m.	4:00 p.m.	September 30
Ultra Euro

UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	September 30
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 30
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 30

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2016.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2016.

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

The following table summarizes the valuation of investments at September 30, 2016 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$216,340,487	$(9,553,983)	$—	$—	$—	$206,786,504
VIX Mid-Term Futures ETF	54,269,416	(2,262,150)	—	—	—	52,007,266
Short VIX Short-Term Futures ETF	446,877,389	27,409,842	—	—	—	474,287,231
Ultra VIX Short-Term Futures ETF	653,723,238	(39,269,083)	—	—	—	614,454,155
UltraShort Bloomberg Crude Oil	143,261,078	(4,381,977)	—	—	(16,564,825)	122,314,276
UltraShort Bloomberg Natural Gas	4,698,443	332,402	—	—	—	5,030,845
UltraShort Gold	66,850,191	1,800	1,580,555	—	—	68,432,546
UltraShort Silver	38,779,514	(1,480)	518,533	—	—	39,296,567
Short Euro	12,692,318	(27,006)	—	—	—	12,665,312
UltraShort Australian Dollar	14,999,045	(915,970)	—	—	—	14,083,075
UltraShort Euro	353,492,314	—	—	1,724,977	—	355,217,291
UltraShort Yen	261,940,610	—	—	111,316	—	262,051,926
Ultra Bloomberg Crude Oil	880,695,307	29,388,291	—	—	70,822,188	980,905,786
Ultra Bloomberg Natural Gas	25,847,011	(1,439,814)	—	—	—	24,407,197
Ultra Gold	101,973,583	(1,800)	(2,458,129)	—	—	99,513,654
Ultra Silver	382,334,562	1,480	(12,745,195)	—	—	369,590,847

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra Euro	9,537,166	—	—	(49,584)	—	9,487,582
Ultra Yen	7,098,505	—	—	(6,979)	—	7,091,526

Total Trust	$3,675,410,177	$(719,448)	$(13,104,236)	$1,779,730	$54,257,363	$3,717,623,586

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At September 30, 2016, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At September 30, 2016, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2015 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$96,073,659	$(1,078,625)	$—	$—	$—	$94,995,034
VIX Mid-Term Futures ETF	25,976,287	(344,360)	—	—	—	25,631,927
Short VIX Short-Term Futures ETF	535,392,718	10,746,415	—	—	—	546,139,133
Ultra VIX Short-Term Futures ETF	438,357,849	11,894,466	—	—	—	450,252,315
UltraShort Bloomberg Crude Oil	79,692,642	2,464,513	—	—	6,412,656	88,569,811
UltraShort Bloomberg Natural Gas	8,115,004	(2,471,164)	—	—	—	5,643,840
UltraShort Gold	72,979,905	5,220	1,808,942	—	—	74,794,067
UltraShort Silver	50,730,230	5,970	4,778,279	—	—	55,514,479
Short Euro	15,153,211	243,438	—	—	—	15,396,649
UltraShort Australian Dollar	18,408,894	(420,270)	—	—	—	17,988,624
UltraShort Euro	546,166,776	—	—	(28,710,336)	—	517,456,440
UltraShort Yen	259,997,001	—	—	(13,895,452)	—	246,101,549
Ultra Bloomberg Crude Oil	797,650,543	(17,929,314)	—	—	(72,176,589)	707,544,640
Ultra Bloomberg Natural Gas	26,807,731	6,312,879	—	—	—	33,120,610
Ultra Gold	71,912,587	(5,200)	(2,250,595)	—	—	69,656,792
Ultra Silver	238,899,626	(9,030)	(22,561,101)	—	—	216,329,495

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra Euro	11,605,262	—	—	604,920	—	12,210,182
Ultra Yen	5,069,491	—	—	261,311	—	5,330,802

Total Trust	$3,298,989,416	$9,414,938	$(18,224,475)	$(41,739,933)	$(65,763,933)	$3,182,676,389

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each

Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2016 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2016, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2016, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of September 30, 2016

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$27,409,842	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$9,553,983	*
						ProShares VIX Mid-Term Futures ETF	2,262,150	*
						ProShares Ultra VIX Short-Term Futures ETF	39,269,083	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	100,210,479	*	Payable on open futures contract, unrealized depreciation on swaps and/or forward agreements	ProShares Ultra Bloomberg Natural Gas	1,439,814	*
		ProShares Ultra Silver	1,480	*		ProShares Ultra Gold	2,459,929	*
		ProShares UltraShort Bloomberg Natural Gas	332,402	*		ProShares Ultra Silver	12,745,195
		ProShares UltraShort Gold	1,582,355	*		ProShares UltraShort Bloomberg Crude Oil	20,946,802	*
		ProShares UltraShort Silver	518,533			ProShares UltraShort Silver	1,480	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Ultra Yen	364		Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	27,006	*
		ProShares UltraShort Euro	1,724,977			ProShares Ultra Euro	49,584
		ProShares UltraShort Yen	380,225			ProShares Ultra Yen	7,343
						ProShares UltraShort Australian Dollar	915,970	*
						ProShares UltraShort Yen	268,909

		Total Trust	$132,160,657	*		Total Trust	$89,947,248	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2015

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables an open futures contracts	ProShares VIX Mid-Term Futures ETF	$10,005	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$1,078,625	*
		ProShares Short VIX Short-Term Futures ETF	10,805,245	*		ProShares VIX Mid-Term Futures ETF	354,365	*
		ProShares Ultra VIX Short-Term Futures ETF	11,894,466	*		ProShares Short VIX Short-Term Futures ETF	58,830	*
Commodities Contracts	Receivables an open futures contracts, unrealized appreciation on swaps and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	8,877,169	*	Payable on open futures contracts unrealized depreciation on swaps and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	2,471,164	*
		ProShares Ultra Bloomberg Natural Gas	6,312,879	*		ProShares Ultra Bloomberg Crude Oil	90,105,903	*
		ProShares UltraShort Gold	1,814,162	*		ProShares Ultra Gold	2,255,795	*
		ProShares UltraShort Silver	4,784,249	*		ProShares Ultra Silver	22,570,131	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	243,438	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	420,270	*
		ProShares UltraShort Yen	933,727			ProShares UltraShort Euro	28,710,336
		ProShares Ultra Euro	604,920			ProShares UltraShort Yen	14,829,179
		ProShares Ultra Yen	267,014			ProShares Ultra Yen	5,703

		Total Trust	$46,547,274	*		Total Trust	$162,860,301	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2016

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(101,785,229)	$6,786,934
		ProShares VIX Mid-Term Futures ETF	(4,899,530)	(1,149,750)
		ProShares Short VIX Short-Term Futures ETF	277,246,086	(51,813,012)
		ProShares Ultra VIX Short-Term Futures ETF	(745,101,700)	138,973,918
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	50,281,494	(32,976,232)
		ProShares UltraShort Bloomberg Natural Gas	(101,997)	712,984
		ProShares UltraShort Gold	(10,296,533)	9,770,795
		ProShares UltraShort Silver	(14,865,870)	9,507,258
		ProShares Ultra Bloomberg Crude Oil	(246,218,628)	165,582,895
		ProShares Ultra Bloomberg Natural Gas	1,964,411	(8,409,834)
		ProShares Ultra Gold	12,629,891	(13,416,914)
		ProShares Ultra Silver	119,372,366	(88,240,470)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	327,212	(488,475)
		ProShares UltraShort Australian Dollar	(318,842)	(971,687)
		ProShares UltraShort Euro	(5,537,097)	(2,518,631)
		ProShares UltraShort Yen	(33,476,385)	23,071,090
		ProShares Ultra Euro	46,252	118,030
		ProShares Ultra Yen	955,047	(764,447)

		Total Trust	$(699,779,052)	$153,774,452

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2015

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$63,980,150	$(12,755,774)
		ProShares VIX Mid-Term Futures ETF	631,983	3,760,350
		ProShares Short VIX Short-Term Futures ETF	(74,068,147)	(45,302,831)
		ProShares Ultra VIX Short-Term Futures ETF	245,646,935	(63,658,535)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	86,619,507	(598,141)
		ProShares UltraShort Bloomberg Natural Gas	1,310,886	2,386,865
		ProShares UltraShort Gold	5,628,910	363,354
		ProShares UltraShort Silver	9,309,358	(3,072,101)
		ProShares Ultra Bloomberg Crude Oil	(529,899,587)	(58,698,985)
		ProShares Ultra Bloomberg Natural Gas	(8,595,657)	(13,040,143)
		ProShares Ultra Gold	(8,320,909)	(872,547)
		ProShares Ultra Silver	(56,510,845	13,728,736
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	45,301	(77,413)
		ProShares UltraShort Australian Dollar	3,397,069	146,750
		ProShares UltraShort Euro	(8,177,791)	827,483
		ProShares UltraShort Yen	(32,435,377)	13,321,397
		ProShares Ultra Euro	68,814	(8,853)
		ProShares Ultra Yen	344,294	(148,766)

		Total Trust	$(301,025,106)	$(163,699,154)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2016

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(134,345,928)	$(8,475,358)
		ProShares VIX Mid-Term Futures ETF	(5,248,725)	(1,917,790)
		ProShares Short VIX Short-Term Futures ETF	263,024,643	16,663,427
		ProShares Ultra VIX Short-Term Futures ETF	(1,269,233,467)	(51,163,549)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	(36,896,214)	(29,823,971)
		ProShares UltraShort Bloomberg Natural Gas	455,516	2,803,566
		ProShares UltraShort Gold	(29,965,169)	(231,807)
		ProShares UltraShort Silver	(26,655,192)	(4,267,196)
		ProShares Ultra Bloomberg Crude Oil	(132,872,456)	190,316,382
		ProShares Ultra Bloomberg Natural Gas	6,591,697	(7,752,693)
		ProShares Ultra Gold	33,703,970	(204,134)
		ProShares Ultra Silver	174,870,519	9,826,416
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(199,588)	(270,444)
		ProShares UltraShort Australian Dollar	(2,462,334)	(495,700)
		ProShares UltraShort Euro	(60,591,547)	30,435,313
		ProShares UltraShort Yen	(86,173,771)	14,006,768
		ProShares Ultra Euro	1,155,961	(654,504)
		ProShares Ultra Yen	2,273,130	(268,290)

		Total Trust	$(1,302,568,955)	$158,526,436

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2015

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$3,412,234	$(5,109,937)
		ProShares VIX Mid-Term Futures ETF	(2,291,385)	3,199,340
		ProShares Short VIX Short-Term Futures ETF	35,780,248	(45,530,343)
		ProShares Ultra VIX Short-Term Futures ETF	(291,236,149)	(14,741,278)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	47,564,151	(45,640,913)
		ProShares UltraShort Bloomberg Natural Gas	6,412,527	(1,527,541)
		ProShares UltraShort Gold	7,021,911	2,664,050
		ProShares UltraShort Silver	7,378,507	(1,111,312)
		ProShares Ultra Bloomberg Crude Oil	(497,278,535)	73,379,579
		ProShares Ultra Bloomberg Natural Gas	(58,404,100)	20,999,849
		ProShares Ultra Gold	(12,228,841)	(3,353,605)
		ProShares Ultra Silver	(72,520,807)	12,261,979
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	1,196,063	(224,456)
		ProShares UltraShort Australian Dollar	5,930,837	(694,191)
		ProShares UltraShort Euro	69,763,997	(11,459,427)
		ProShares UltraShort Yen	(6,900,989)	688,046
		ProShares Ultra Euro	(559,487)	(38,964)
		ProShares Ultra Yen	(174,883)	26,397

		Total Trust	$(757,134,701)	$(16,212,727)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2016:

Fair Values of Derivative Instruments as of September 30, 2016
	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
	Condition	Condition	Condition	Condition	Condition	Condition
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$(16,564,825)	$—	$(16,564,825)
ProShares UltraShort Gold
Forward agreements	1,580,555	—	1,580,555	—	—	—
ProShares UltraShort Silver
Forward agreements	518,533	—	518,533	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	1,724,977	—	1,724,977	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	380,225	—	380,225	(268,909)	—	(268,909)
ProShares Ultra Bloomberg Crude Oil
Swap agreements	70,822,188	—	70,822,188	—	—	—
ProShares Ultra Gold
Forward agreements	—	—	—	(2,458,129)	—	(2,458,129)
ProShares Ultra Silver
Forward agreements	—	—	—	(12,745,195)	—	(12,745,195)
ProShares Ultra Euro
Foreign currency forward contracts	—	—	—	(49,584)	—	(49,584)
ProShares Ultra Yen
Foreign currency forward contracts	364	—	364	(7,343)	—	(7,343)

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2016. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition as of September 30, 2016
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	$(7,594,390)	$7,594,390	$—	$—
Goldman Sachs International	(4,078,619)	4,078,619	—	—
Societe Generale S.A.	(478,359)	478,359	—	—
UBS AG	(4,413,457)	3,806,457	607,000	—
ProShares UltraShort Gold
Citibank N.A.	231,859	—	—	231,859
Deutsche Bank AG	861,403	—	(861,403)	—
Goldman Sachs International	197,021	(197,021)	—	—
Societe Generale S.A.	59,817	(59,817)	—	—
UBS AG	230,455	—	(230,455)	—
ProShares UltraShort Silver
Citibank N.A.	140,853	—	—	140,853
Deutsche Bank AG	33,794	—	(33,794)	—
Goldman Sachs International	171,031	(171,031)	—	—
Societe Generale S.A.	39,806	(39,806)	—	—
UBS AG	133,049	—	(133,049)	—
ProShares UltraShort Euro
Goldman Sachs International	970,837	(970,837)	—	—
UBS AG	754,140	—	(754,140)	—
ProShares UltraShort Yen
Goldman Sachs International	(132,731)	—	132,731	—
UBS AG	244,047	—	—	244,047
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	25,439,697	—	—	25,439,697
Goldman Sachs International	19,367,023	(16,297,649)	—	3,069,374
Societe Generale S.A.	5,772,124	(5,772,124)	—	—
UBS AG	20,243,344	—	(11,710,000)	8,533,344
ProShares Ultra Gold
Citibank N.A.	(712,389)	712,389	—	—
Deutsche Bank AG	(499,050)	105,050	394,000	—
Goldman Sachs International	(600,158)	600,158	—	—
Societe Generale S.A.	(244,025)	244,025	—	—
UBS AG	(402,507)	402,507	—	—
ProShares Ultra Silver
Citibank N.A.	(3,516,545)	3,267,545	249,000	—
Deutsche Bank AG	(2,669,570)	357,570	2,312,000	—
Goldman Sachs International	(3,421,695)	3,421,695	—	—
Societe Generale S.A.	(934,524)	934,524	—	—
UBS AG	(2,202,861)	2,202,861	—	—
ProShares Ultra Euro
Goldman Sachs International	(25,417)	25,417	—	—
UBS AG	(24,167)	24,167	—	—
ProShares Ultra Yen
Goldman Sachs International	(3,201)	3,201	—	—
UBS AG	(3,778)	3,778	—	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2015:

Fair Values of Derivative Instruments as of December 31, 2015
	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
	Condition	Condition	Condition	Condition	Condition	Condition
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	$6,412,656	$—	$6,412,656	$—	$—	$—
ProShares UltraShort Gold
Forward agreements	1,808,942	—	1,808,942	—	—	—
ProShares UltraShort Silver
Forward agreements	4,778,279	—	4,778,279	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	—	—	—	28,710,336	—	28,710,336
ProShares UltraShort Yen
Foreign currency forward contracts	933,727	—	933,727	14,829,179	—	14,829,179
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	72,176,589	—	72,176,589
ProShares Ultra Gold
Forward agreements	—	—	—	2,250,595	—	2,250,595
ProShares Ultra Silver
Forward agreements	—	—	—	22,561,101	—	22,561,101
ProShares Ultra Euro
Foreign currency forward contracts	604,920	—	604,920	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	267,014	—	267,014	5,703	—	5,703

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

Gross Amounts Not Offset in the Statement of Financial Condition as of December 31, 2015
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	$1,098,278	$—	$—	$1,098,278
Deutsche Bank AG	1,722,894	—	(1,722,894)	—
Goldman Sachs International	1,595,552	(1,595,552)	—	—
Societe Generale S.A.	521,142	(521,142)	—	—
UBS AG	1,474,790	(1,474,790)	—	—
ProShares UltraShort Gold
Citibank N.A.	3,915	—	—	3,915
Deutsche Bank AG	1,046,664	—	(1,046,664)	—
Goldman Sachs International	158,827	—	—	158,827
Societe Generale S.A.	212,680	(212,680)	—	—
UBS AG	386,856	(386,856)	—	—
ProShares UltraShort Silver
Deutsche Bank AG	2,500,263	—	(2,500,000)	263
Goldman Sachs International	1,044,986	(858,460)	—	186,526
Societe Generale S.A.	438,975	(438,975)	—	—
UBS AG	794,055	(582,692)	—	211,363
ProShares UltraShort Euro
Goldman Sachs International	(14,992,024)	14,992,024	—	—
UBS AG	(13,718,312)	13,718,312	—	—
ProShares UltraShort Yen
Goldman Sachs International	(6,470,405)	6,470,405	—	—
UBS AG	(7,425,047)	7,425,047	—	—
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	(2,509,989)	2,509,989	—	—
Deutsche Bank AG	(20,221,872)	20,221,872	—	—
Goldman Sachs International	(20,806,119)	20,806,119	—	—
Societe Generale S.A.	(6,357,459)	6,357,459	—	—
UBS AG	(22,281,150)	22,281,150	—	—
ProShares Ultra Gold
Citibank N.A.	(4,614)	—	—	(4,614)
Deutsche Bank AG	(1,049,383)	1,049,383	—	—
Goldman Sachs International	(520,730)	520,730	—	—
Societe Generale S.A.	(244,992)	244,992	—	—
UBS AG	(430,876)	430,876	—	—
ProShares Ultra Silver
Deutsche Bank AG	(9,355,945)	9,355,945	—	—
Goldman Sachs International	(5,106,853)	5,106,853	—	—
Societe Generale S.A.	(2,704,459)	2,704,459	—	—
UBS AG	(5,393,844)	5,393,844	—	—
ProShares Ultra Euro
Goldman Sachs International	315,354	(315,354)	—	—
UBS AG	289,566	(289,566)	—	—
ProShares Ultra Yen
Goldman Sachs International	169,787	—	—	169,787
UBS AG	91,524	—	—	91,524

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

Transaction fees for the three and nine months ended September 30, 2016, which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
VIX Short-Term Futures ETF	$57,030	$196,858
VIX Mid-Term Futures ETF	8,302	17,446
Short VIX Short-Term Futures ETF	199,890	586,778

Fund	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Ultra VIX Short-Term Futures ETF	374,603	1,437,839
UltraShort Bloomberg Crude Oil	56,096	319,298
UltraShort Bloomberg Natural Gas	2,604	8,261
UltraShort Gold	4,599	21,119
UltraShort Silver	—	16,729
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra Bloomberg Crude Oil	113,762	360,648
Ultra Bloomberg Natural Gas	2,505	5,490
Ultra Gold	1,007	3,456
Ultra Silver	13,544	30,557
Ultra Euro	—	—
Ultra Yen	—	—

Total Trust	$833,942	$3,004,479

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2016:

For the Three Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at June 30, 2016	$45.1437	$51.9753	$49.8342	$45.6300	$81.9354	$34.0892
Net investment income (loss)	(0.0602)	(0.0850)	(0.1870)	(0.0819)	(0.1752)	(0.1290)
Net realized and unrealized gain (loss)#	(16.5506)	(6.1433)	22.9857	(28.6460)	(1.7677)	2.3554
Change in net asset value from operations	(16.6108)	(6.2283)	22.7987	(28.7279)	(1.9429)	2.2264
Net asset value, at September 30, 2016	$28.5329	$45.7470	$72.6329	$16.9021	$79.9925	$36.3156
Market value per share, at June 30, 2016†	$45.80	$52.53	$49.06	$47.15	$81.62	$34.06
Market value per share, at September 30, 2016†	$28.33	$45.69	$73.21	$16.65	$80.90	$36.14
Total Return, at net asset value^	(36.8)%	(12.0)%	45.7%	(63.0)%	(2.4)%	6.5%
Total Return, at market value^	(38.1)%	(13.0)%	49.2%	(64.7)%	(0.9)%	6.1%
Ratios to Average Net Assets**
Expense ratio	0.99%	0.94%	1.42%	1.59%	1.01%	1.58%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.73)%	(0.70)%	(1.17)%	(1.36)%	(0.75)%	(1.40)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

For the Three Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at June 30, 2016	$70.3120	$33.1624	$42.8141	$53.4669	$24.3183	$63.5335
Net investment income (loss)	(0.1193)	(0.0498)	(0.0805)	(0.0968)	(0.0417)	(0.1072)
Net realized and unrealized gain (loss)#	(0.5789)	(5.1733)	(0.5171)	(3.6857)	(0.5000)	(2.7498)
Change in net asset value from operations	(0.6982)	(5.2231)	(0.5976)	(3.7825)	(0.5417)	(2.8570)
Net asset value, at September 30, 2016	$69.6138	$27.9393	$42.2165	$49.6844	$23.7766	$60.6765
Market value per share, at June 30, 2016†	$70.00	$31.65	$42.81	$53.47	$24.32	$63.53
Market value per share, at September 30, 2016†	$70.19	$28.41	$42.22	$49.67	$23.76	$60.64
Total Return, at net asset value^	(1.0)%	(15.8)%	(1.4)%	(7.1)%	(2.2)%	(4.5)%
Total Return, at market value^	0.3%	(10.2)%	(1.4)%	(7.1)%	(2.3)%	(4.5)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%	0.96%	1.02%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.69)%	(0.70)%	(0.75)%	(0.75)%	(0.69)%	(0.69)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

For the Three Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2016	$12.1628	$17.7531	$44.7955	$45.5290	$15.8882	$72.6744
Net investment income (loss)	(0.0187)	(0.0398)	(0.0764)	(0.0870)	(0.0278)	(0.1289)
Net realized and unrealized gain (loss)#	(1.6348)	(3.2298)	(0.2972)	3.5608	0.2708	1.9141
Change in net asset value from operations	(1.6535)	(3.2696)	(0.3736)	3.4738	0.2430	1.7852
Net asset value, at September 30, 2016	$10.5093	$14.4835	$44.4219	$49.0028	$16.1312	$74.4596
Market value per share, at June 30, 2016†	$12.22	$17.65	$45.03	$47.67	$15.86	$72.71
Market value per share, at September 30, 2016†	$10.38	$14.58	$44.01	$48.11	$16.12	$74.48
Total Return, at net asset value^	(13.6)%	(18.4)%	(0.8)%	7.6%	1.5%	2.5%
Total Return, at market value^	(15.1)%	(17.4)%	(2.3)%	0.9%	1.6%	2.4%
Ratios to Average Net Assets**
Expense ratio	1.00%	1.23%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.75)%	(1.03)%	(0.67)%	(0.68)%	(0.69)%	(0.70)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended September 30, 2015:

For the Three Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at June 30, 2015	$67.5927	$54.9398	$78.8529	$222.5841	$56.8124	$24.9323
Net investment income (loss)	(0.1610)	(0.1221)	(0.2058)	(0.8291)	(0.2323)	(0.0898)
Net realized and unrealized gain (loss)#	18.9104	9.0130	(31.4722)	64.3506	30.9380	7.5355
Change in net asset value from operations	18.7494	8.8909	(31.6780)	63.5215	30.7057	7.4457
Net asset value, at September 30, 2015	$86.3421	$63.8307	$47.1749	$286.1056	$87.5181	$32.3780
Market value per share, at June 30, 2015†	$67.10	$54.31	$79.06	$219.80	$57.12	$25.07
Market value per share, at September 30, 2015†	$85.40	$63.44	$47.64	$279.80	$86.17	$32.28
Total Return, at net asset value^	27.7%	16.2%	(40.2)%	28.5%	54.0%	29.9%
Total Return, at market value^	27.3%	16.8%	(39.7)%	27.3%	50.9%	28.8%
Ratios to Average Net Assets**
Expense ratio	1.00%	0.87%	1.43%	1.73%	1.10%	1.39%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.97)%	(0.86)%	(1.39)%	(1.70)%	(1.07)%	(1.36)%

*	See Note 1 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

For the Three Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at June 30, 2015	$99.0011	$54.7157	$43.0220	$54.5527	$24.7394	$92.1775
Net investment income (loss)	(0.2445)	(0.1375)	(0.1036)	(0.1555)	(0.0575)	(0.2127)
Net realized and unrealized gain (loss)#	8.2315	5.4504	(0.1537)	10.1266	(0.3042)	(4.1411)
Change in net asset value from operations	7.9870	5.3129	(0.2573)	9.9711	(0.3617)	(4.3538)
Net asset value, at September 30, 2015	$106.9881	$60.0286	$42.7647	$64.5238	$24.3777	$87.8237
Market value per share, at June 30, 2015†	$98.82	$54.27	$43.05	$55.09	$24.75	$92.19
Market value per share, at September 30, 2015†	$106.63	$61.08	$42.78	$64.53	$24.36	$87.82
Total Return, at net asset value^	8.1%	9.7%	(0.6)%	18.3%	(1.5)%	(4.7)%
Total Return, at market value^	7.9%	12.5%	(0.6)%	17.1%	(1.6)%	(4.7)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.91)%	(0.92)%	(0.95)%	(1.01)%	(0.92)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

For the Three Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2015	$45.4988	$45.4247	$37.0199	$36.4482	$16.5907	$53.5029
Net investment income (loss)	(0.0649)	(0.1265)	(0.0791)	(0.0739)	(0.0386)	(0.1175)
Net realized and unrealized gain (loss)#	(23.0862)	(13.2778)	(3.7877)	(5.3251)	(0.0071)	1.9729
Change in net asset value from operations	(23.1511)	(13.4043)	(3.8668)	(5.3990)	(0.0457)	1.8554
Net asset value, at September 30, 2015	$22.3477	$32.0204	$33.1531	$31.0492	$16.5450	$55.3583
Market value per share, at June 30, 2015†	$45.20	$45.20	$37.04	$36.63	$16.59	$53.61
Market value per share, at September 30, 2015†	$22.68	$32.19	$33.23	$30.53	$16.53	$55.38
Total Return, at net asset value^	(50.9)%	(29.5)%	(10.4)%	(14.8)%	(0.3)%	3.5%
Total Return, at market value^	(49.8)%	(28.8)%	(10.3)%	(16.7)%	(0.4)%	3.3%
Ratios to Average Net Assets**
Expense ratio	1.02%	1.25%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.98)%	(1.23)%	(0.92)%	(0.90)%	(0.93)%	(0.87)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2016:

For the Nine Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2015	$66.2109	$53.9626	$50.8150	$140.4205	$133.2019	$46.5314
Net investment income (loss)	(0.2581)	(0.2787)	(0.4134)	(0.4698)	(0.6162)	(0.5684)
Net realized and unrealized gain (loss)#	(37.4199)	(7.9369)	22.2313	(123.0486)	(52.5932)	(9.6474)
Change in net asset value from operations	(37.6780)	(8.2156)	21.8179	(123.5184)	(53.2094)	(10.2158)
Net asset value, at September 30, 2016	$28.5329	$45.7470	$72.6329	$16.9021	$79.9925	$36.3156
Market value per share, at December 31, 2015†	$66.65	$53.99	$50.45	$141.75	$133.64	$46.55
Market value per share, at September 30, 2016†	$28.33	$45.69	$73.21	$16.65	$80.90	$36.14
Total Return, at net asset value^	(56.9)%	(15.2)%	42.9%	(88.0)%	(39.9)%	(22.0)%
Total Return, at market value^	(57.5)%	(15.4)%	45.1%	(88.3)%	(39.5)%	(22.4)%
Ratios to Average Net Assets**
Expense ratio	1.01%	0.93%	1.36%	1.56%	1.04%	1.68%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.78)%	(0.71)%	(1.13)%	(1.33)%	(0.79)%	(1.46)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2015	$115.8799	$64.5783	$43.7767	$58.4582	$25.5406	$87.9389
Net investment income (loss)	(0.4166)	(0.2072)	(0.2484)	(0.3288)	(0.1263)	(0.3834)
Net realized and unrealized gain (loss)#	(45.8495)	(36.4318)	(1.3118)	(8.4450)	(1.6377)	(26.8790)
Change in net asset value from operations	(46.2661)	(36.6390)	(1.5602)	(8.7738)	(1.7640)	(27.2624)
Net asset value, at September 30, 2016	$69.6138	$27.9393	$42.2165	$49.6844	$23.7766	$60.6765
Market value per share, at December 31, 2015†	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89
Market value per share, at September 30, 2016†	$70.19	$28.41	$42.22	$49.67	$23.76	$60.64
Total Return, at net asset value^	(39.9)%	(56.7)%	(3.6)%	(15.0)%	(6.9)%	(31.0)%
Total Return, at market value^	(39.4)%	(56.0)%	(3.5)%	(14.6)%	(6.9)%	(31.0)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.71)%	(0.71)%	(0.78)%	(0.80)%	(0.70)%	(0.74)%

#	Percentages The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2015	$12.5774	$18.5698	$29.7295	$27.0638	$15.5107	$54.7527
Net investment income (loss)	(0.0583)	(0.1184)	(0.2134)	(0.2125)	(0.0835)	(0.3556)
Net realized and unrealized gain (loss)#	(2.0098)	(3.9679)	14.9058	22.1515	0.7040	20.0625
Change in net asset value from operations	(2.0681)	(4.0863)	14.6924	21.9390	0.6205	19.7069
Net asset value, at September 30, 2016	$10.5093	$14.4835	$44.4219	$49.0028	$16.1312	$74.4596
Market value per share, at December 31, 2015†	$12.54	$18.48	$29.73	$27.08	$15.51	$54.70
Market value per share, at September 30, 2016†	$10.38	$14.58	$44.01	$48.11	$16.12	$74.48
Total Return, at net asset value^	(16.4)%	(22.0)%	49.4%	81.1%	4.0%	36.0%
Total Return, at market value^	(17.2)%	(21.1)%	48.0%	77.7%	3.9%	36.2%
Ratios to Average Net Assets**
Expense ratio	1.02%	1.36%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.78)%	(1.17)%	(0.69)%	(0.71)%	(0.71)%	(0.71)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2015:

For the Nine Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2014	$104.6604	$63.6020	$61.4004	$627.2957	$77.9790	$27.9859
Net investment income (loss)	(0.5148)	(0.3887)	(0.6553)	(3.3152)	(0.5599)	(0.2862)
Net realized and unrealized gain (loss)#	(17.8035)	0.6174	(13.5702)	(337.8749)	10.0990	4.6783
Change in net asset value from operations	(18.3183)	0.2287	(14.2255)	(341.1901)	9.5391	4.3921
Net asset value, at September 30, 2015	$86.3421	$63.8307	$47.1749	$286.1056	$87.5181	$32.3780
Market value per share, at December 31, 2014†	$104.95	$63.89	$61.16	$628.75	$76.52	$27.34
Market value per share, at September 30, 2015†	$85.40	$63.44	$47.64	$279.80	$86.17	$32.28
Total Return, at net asset value^	(17.5)%	0.4%	(23.2)%	(54.4)%	12.2%	15.7%
Total Return, at market value^	(18.6)%	(0.7)%	(22.1)%	(55.5)%	12.6%	18.1%
Ratios to Average Net Assets**
Expense ratio	0.97%	0.92%	1.43%	1.65%	1.06%	1.47%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.94)%	(0.89)%	(1.40)%	(1.63)%	(1.03)%	(1.44)%

*	See Note 1 of these Notes to the Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2014	$96.6516	$57.8071	$40.0617	$51.3790	$21.5946	$89.3336
Net investment income (loss)	(0.6723)	(0.3677)	(0.3052)	(0.4262)	(0.1699)	(0.6161)
Net realized and unrealized gain (loss)#	11.0088	2.5892	3.0082	13.5710	2.9530	(0.8938)
Change in net asset value from operations	10.3365	2.2215	2.7030	13.1448	2.7831	(1.5099)
Net asset value, at September 30, 2015	$106.9881	$60.0286	$42.7647	$64.5238	$24.3777	$87.8237
Market value per share, at December 31, 2014†	$100.22	$59.70	$40.03	$51.37	$21.61	$89.30
Market value per share, at September 30, 2015†	$106.63	$61.08	$42.78	$64.53	$24.36	$87.82
Total Return, at net asset value^	10.7%	3.8%	6.7%	25.6%	12.9%	(1.7)%
Total Return, at market value^	6.4%	2.3%	6.9%	25.6%	12.7%	(1.7)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.91)%	(0.92)%	(0.94)%	(1.01)%	(0.91)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2014	$50.7400	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747
Net investment income (loss)	(0.2606)	(0.4322)	(0.2573)	(0.2571)	(0.1138)	(0.3686)
Net realized and unrealized gain (loss)#	(28.1317)	(29.1965)	(6.5907)	(8.0594)	(3.2156)	(0.7478)
Change in net asset value from operations	(28.3923)	(29.6287)	(6.8480)	(8.3165)	(3.3294)	(1.1164)
Net asset value, at September 30, 2015	$22.3477	$32.0204	$33.1531	$31.0492	$16.5450	$55.3583
Market value per share, at December 31, 2014†	$51.85	$63.12	$38.41	$38.05	$19.80	$56.48
Market value per share, at September 30, 2015†	$22.68	$32.19	$33.23	$30.53	$16.53	$55.38
Total Return, at net asset value^	(56.0)%	(48.1)%	(17.1)%	(21.1)%	(16.8)%	(2.0)%
Total Return, at market value^	(56.3)%	(49.0)%	(13.5)%	(19.8)%	(16.5)%	(1.9)%
Ratios to Average Net Assets**
Expense ratio	1.02%	1.26%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.99)%	(1.23)%	(0.91)%	(0.90)%	(0.92)%	(0.90)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2015.
**	Percentages are annualized.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2016, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

On July 25, 2016, the Trust announced plans to liquidate ProShares Ultra Bloomberg Commodity (ticker symbol: UCD) and ProShares UltraShort Bloomberg Commodity (ticker symbol: CMD). ProShares Ultra Bloomberg Commodity and UltraShort Bloomberg Commodity were closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on August 25, 2016. Beginning August 26, 2016, no secondary market for ProShares Ultra Bloomberg Commodity’s and ProShares UltraShort Bloomberg Commodity’s Shares remained. Proceeds of the liquidation were distributed to shareholders on September 1, 2016. Any shareholders remaining in each liquidating Fund on September 1, 2016 automatically had their shares redeemed for cash at each liquidating Fund’s net asset value per Share as of August 26, 2016. On September 2, 2016, the NYSE Arca filed a Form 25 removing the listing of ProShares Ultra Bloomberg Commodity and UltraShort Bloomberg Commodity on the NYSE Arca.

The Trust had no operations prior to November 24, 2008, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of ten Shares at an aggregate purchase price of $350 in each of the following Funds: ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen.

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

Each Geared Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share (“NAV”) to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -1x, -2x or 2x of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-

traded funds that are not geared. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. The Geared VIX Funds do not seek to achieve their stated objective over a period greater than a single day. Each Matching VIX Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of the Short-Term VIX Index. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil and ProShares Ultra Bloomberg Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2016 and 2015 each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2016	Interest Income Three Months Ended September 30, 2015	Interest Income Nine Months Ended September 30, 2016	Interest Income Nine Months Ended September 30, 2015
ProShares VIX Short-Term Futures ETF	$144,244	$9,963	$324,819	$31,098
ProShares VIX Mid-Term Futures ETF	29,706	1,084	63,804	5,960
ProShares Short VIX Short-Term Futures ETF	248,974	34,056	848,132	78,709
ProShares Ultra VIX Short-Term Futures ETF	400,731	22,679	1,227,394	87,173
ProShares UltraShort Bloomberg Crude Oil	112,015	9,198	345,514	45,693
ProShares UltraShort Bloomberg Natural Gas	2,395	880	16,513	2,460
ProShares UltraShort Gold	44,515	7,442	118,780	22,233
ProShares UltraShort Silver	22,794	3,685	71,536	13,863

Fund	Interest Income Three Months Ended September 30, 2016	Interest Income Three Months Ended September 30, 2015	Interest Income Nine Months Ended September 30, 2016	Interest Income Nine Months Ended September 30, 2015
ProShares Short Euro	8,177	989	22,846	3,652
ProShares UltraShort Australian Dollar	12,198	1,058	32,241	2,914
ProShares UltraShort Euro	248,831	41,312	765,698	163,405
ProShares UltraShort Yen	155,603	28,980	328,442	113,947
ProShares Ultra Bloomberg Crude Oil	547,630	75,891	1,497,225	217,460
ProShares Ultra Bloomberg Natural Gas	18,114	3,636	45,257	15,020
ProShares Ultra Gold	72,710	5,853	178,730	27,485
ProShares Ultra Silver	277,478	35,179	587,744	109,726
ProShares Ultra Euro	6,257	514	18,054	2,076
ProShares Ultra Yen	4,659	1,069	11,808	1,819

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 2, 2016, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Critical Accounting Policies

The Trust’s and the Funds’ critical accounting policies are as follows:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV (“daily NAV”) for the three and nine months ended September 30, 2016.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. For daily NAV purposes, futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at last settled price. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards.

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

Fair value pricing may require subjective determinations about the value of an investment. While the Funds’ policies are intended to result in a calculation of its respective Fund’s NAV that fairly reflects investment values as of the time of pricing, such Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by such Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$190,955,944	$169,655,175
NAV end of period	$227,819,218	$110,946,378
Percentage change in NAV	19.3%	(34.6)%
Shares outstanding beginning of period	4,229,962	2,509,962
Shares outstanding end of period	7,984,451	1,284,962
Percentage change in shares outstanding	88.8%	(48.8)%
Shares created	4,605,000	375,000
Shares redeemed	850,511	1,600,000
Per share NAV beginning of period	$45.14	$67.59
Per share NAV end of period	$28.53	$86.34
Percentage change in per share NAV	(36.8)%	27.7%
Percentage change in benchmark	(36.8)%	27.9%
Benchmark annualized volatility	55.1%	101.9%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 4,229,962 outstanding Shares at June 30, 2016 to 7,984,451 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 2,509,962 outstanding Shares at June 30, 2015 to 1,284,962 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.8% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 27.7% for the three months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 5, 2016 at $44.95 per Share and reached its low for the period on September 28, 2016 at $27.72 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 1, 2015 at $101.25 per Share and reached its low for the period on August 10, 2015 at $51.75 per Share.

The benchmark’s decline of 36.8% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 27.9% for the three months ended September 30, 2015, can be attributed to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(407,697)	$(318,561)
Management fee	474,982	279,410
Brokerage commissions	76,959	49,114
Net realized gain (loss)	(101,781,283)	63,978,915
Change in net unrealized appreciation/depreciation	6,811,763	(12,752,970)
Net income (loss)	$(95,377,217)	$50,907,384

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$42,224,892	$26,777,867
NAV end of period	$58,894,811	$31,111,315
Percentage change in NAV	39.5%	16.2%
Shares outstanding beginning of period	812,403	487,404
Shares outstanding end of period	1,287,403	487,404
Percentage change in shares outstanding	58.5%	0.0%
Shares created	525,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$51.98	$54.94
Per share NAV end of period	$45.75	$63.83
Percentage change in per share NAV	(12.0)%	16.2%
Percentage change in benchmark	(11.7)%	16.5%
Benchmark annualized volatility	20.2%	47.2%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 812,403 outstanding Shares at June 30, 2016 to 1,287,403 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. There was no net change in the Fund’s outstanding Shares from June 30, 2015 to September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.0% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 16.2% for the three months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 1, 2016 at $52.33 per Share and reached its low for the period on September 28, 2016 at $45.62 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 1, 2015 at $69.30 per Share and reached its low for the period on August 10, 2015 at $49.68 per Share.

The benchmark’s decline of 11.7% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 16.5% for the three months ended September 30, 2015, can be attributed to a decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(89,667)	$(59,501)
Management fee	108,438	58,899
Brokerage commissions	10,935	1,686
Net realized gain (loss)	(4,899,386)	632,005
Change in net unrealized appreciation/depreciation	(1,141,385)	3,760,944
Net income (loss)	$(6,130,438)	$4,333,448

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2016.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$687,712,265	$189,250,124
NAV end of period	$504,798,665	$629,787,391
Percentage change in NAV	(26.6)%	232.8%
Shares outstanding beginning of period	13,800,000	2,400,040
Shares outstanding end of period	6,950,000	13,350,040
Percentage change in shares outstanding	(49.6)%	456.2%
Shares created	9,250,000	14,150,000
Shares redeemed	16,100,000	3,200,000
Per share NAV beginning of period	$49.83	$78.85
Per share NAV end of period	$72.63	$47.17
Percentage change in per share NAV	45.8%	(40.2)%
Percentage change in benchmark	(36.8)%	27.9%
Benchmark annualized volatility	55.1%	101.9%

During the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 13,800,000 outstanding Shares at June 30, 2016 to 6,950,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 2,400,040 outstanding Shares at June 30, 2015 to 13,350,040 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 45.8% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 40.2% for the three months ended September 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on September 7, 2016 at $79.16 per Share and reached its low for the period on July 5, 2016 at $50.03 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 10, 2015 at $96.70 per Share and reached its low for the period on September 1, 2015 at $43.58 per Share.

The benchmark’s decline of 36.8% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 27.9% for the three months ended September 30, 2015, can be attributed to a decline in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(1,171,428)	$(1,375,292)
Management fee	951,001	939,029
Brokerage commissions	469,401	470,319
Net realized gain (loss)	277,233,576	(74,076,312)
Change in net unrealized appreciation/depreciation	(51,779,349)	(45,248,790)
Net income (loss)	$224,282,799	$(120,700,394)

The Fund’s net income increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2016.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$839,613,853	$431,922,188
NAV end of period	$738,749,800	$334,883,798
Percentage change in NAV	(12.0)%	(22.5)%
Shares outstanding beginning of period	18,400,490	1,940,490

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Shares outstanding end of period	43,707,651	1,170,490
Percentage change in shares outstanding	137.5%	(39.7)%
Shares created	47,130,000	4,260,000
Shares redeemed	21,822,839	5,030,000
Per share NAV beginning of period	$45.63	$222.58
Per share NAV end of period	$16.90	$286.11
Percentage change in per share NAV	(63.0)%	28.5%
Percentage change in benchmark	(36.8)%	27.9%
Benchmark annualized volatility	55.1%	101.9%

During the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 18,400,490 outstanding Shares at June 30, 2016 to 43,707,651 outstanding Shares at September 30, 2016. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by a decrease from 1,940,490 outstanding Shares at June 30, 2015 to 1,170,490 outstanding Shares at September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 63.0% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 28.5% for the three months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 5, 2016 at $45.24 per Share and reached its low for the period on September 28, 2016 at $15.98 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 1, 2015 at $428.10 per Share and reached its low for the period on August 10, 2015 at $122.30 per Share.

The benchmark’s decline of 36.8% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 27.9% for the three months ended September 30, 2015, can be attributed to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(2,326,627)	$(1,444,542)
Management fee	1,625,260	807,006
Brokerage commissions	1,102,098	660,215
Net realized gain (loss)	(745,085,668)	245,662,014
Change in net unrealized appreciation/depreciation	139,001,218	(63,659,145)
Net income (loss)	$(608,411,077)	$180,558,327

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$165,504,746	$180,092,283
NAV end of period	$189,577,580	$141,774,453
Percentage change in NAV	14.5%	(21.3)%
Shares outstanding beginning of period	2,019,942	3,169,944
Shares outstanding end of period	2,369,942	1,619,944
Percentage change in shares outstanding	17.3%	(48.9)%
Shares created	1,550,000	1,050,000
Shares redeemed	1,200,000	2,600,000
Per share NAV beginning of period	$81.94	$56.81
Per share NAV end of period	$79.99	$87.52
Percentage change in per share NAV	(2.4)%	54.1%
Percentage change in benchmark	(5.0)%	(27.4)%
Benchmark annualized volatility	40.5%	51.4%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 2,019,942 outstanding Shares at June 30, 2016 to 2,369,942 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV also resulted from by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,169,944 outstanding Shares at June 30, 2015 to 1,619,944 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.4% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 54.1% for the three months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 2, 2016 at $120.84 per Share and reached its low for the period on July 1, 2016 at $79.79 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 24, 2015 at $134.50 per Share and reached its low for the period on July 1, 2015 at $61.48 per Share.

The benchmark’s decline of 5.0% for the three months ended September 30, 2016, as compared to the decline of 27.4 % for the three months ended September 30, 2015, can be attributed to a lesser decrease in the price of WTI Crude Oil during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(321,432)	$(463,183)
Management fee	405,879	409,809
Brokerage commissions	27,568	62,572
Net realized gain (loss)	50,285,292	86,619,380
Change in net unrealized appreciation/depreciation	(32,963,803)	(593,425)
Net income (loss)	$17,000,057	$85,562,772

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a lesser decline in the price of WTI Crude Oil during the three months ended September 30, 2016.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$2,550,965	$13,085,851
NAV end of period	$6,349,132	$12,137,105
Percentage change in NAV	148.9%	(7.3)%
Shares outstanding beginning of period	74,832	524,856
Shares outstanding end of period	174,832	374,856
Percentage change in shares outstanding	133.6%	(28.6)%
Shares created	400,000	300,000
Shares redeemed	300,000	450,000
Per share NAV beginning of period	$34.09	$24.93
Per share NAV end of period	$36.32	$32.38
Percentage change in per share NAV	6.5%	29.9%
Percentage change in benchmark	(8.0)%	(15.0)%
Benchmark annualized volatility	36.5%	28.3%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 74,832 outstanding Shares at June 30, 2016 to 174,832 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 524,856 outstanding Shares at June 30, 2015 to 374,856 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.5% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 29.9% for the three months ended September 30, 2015, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 20, 2016 at $41.18 per Share and reached its low for the period on September 21, 2016 at $31.43 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 30, 2015 at $32.38 per Share and reached its low for the period on August 12, 2015 at $22.88 per Share.

The benchmark’s decline of 8.0% for the three months ended September 30, 2016, as compared to the benchmark’s decline of 15.0% for the three months ended September 30, 2015, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(19,256)	$(37,310)
Management fee	13,043	26,131
Brokerage commissions	8,608	12,059
Net realized gain (loss)	(101,563)	1,310,640
Change in net unrealized appreciation/depreciation	712,823	2,387,743
Net income (loss)	$592,004	$3,661,073

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$56,037,110	$73,951,674
NAV end of period	$76,364,786	$74,568,380
Percentage change in NAV	36.3%	0.8%
Shares outstanding beginning of period	796,978	746,978
Shares outstanding end of period	1,096,978	696,978
Percentage change in shares outstanding	37.6%	(6.7)%
Shares created	300,000	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$70.31	$99.00
Per share NAV end of period	$69.61	$106.99
Percentage change in per share NAV	(1.0)%	8.1%
Percentage change in benchmark	0.1%	(4.9)%
Benchmark annualized volatility	10.8%	15.5%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 796,978 outstanding Shares at June 30, 2016 to 1,096,978 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 746,978 outstanding Shares at June 30, 2015 to 696,978 outstanding Shares at September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.0% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 8.1% for the three months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 31, 2016 at $71.19 per Share and reached its low for the period on July 6, 2016 at $65.63 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 24, 2015 at $115.60 per Share and reached its low for the period on August 24, 2015 at $98.67 per Share.

The benchmark’s rise of 0.1% for the three months ended September 30, 2016, as compared to the decline of 4.9% for the three months ended September 30, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(119,115)	$(181,720)
Management fee	163,622	189,154
Brokerage commissions	8	8
Net realized gain (loss)	(10,296,369)	5,632,017
Change in net unrealized appreciation/depreciation	9,773,255	367,548
Net income (loss)	$(642,229)	$5,817,845

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2016.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$32,067,220	$61,116,236
NAV end of period	$39,589,348	$55,044,902
Percentage change in NAV	23.5%	(9.9)%
Shares outstanding beginning of period	966,976	1,116,978
Shares outstanding end of period	1,416,976	916,978
Percentage change in shares outstanding	46.5%	(17.9)%

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Shares created	600,000	100,000
Shares redeemed	150,000	300,000
Per share NAV beginning of period	$33.16	$54.72
Per share NAV end of period	$27.94	$60.03
Percentage change in per share NAV	(15.7)%	9.7%
Percentage change in benchmark	5.4%	(6.7)%
Benchmark annualized volatility	30.1%	24.2%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 966,976 outstanding Shares at June 30, 2016 to 1,416,976 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 1,116,978 outstanding Shares at June 30, 2015 to 916,978 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.7% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 9.7% for the three months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 25, 2016 at $31.18 per Share and reached its low for the period on August 2, 2016 at $25.21 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 27, 2015 at $63.99 per Share and reached its low for the period on August 20, 2015 at $54.60 per Share.

The benchmark’s rise of 5.4% for the three months ended September 30, 2016, as compared to the benchmark’s decline of 6.7% for the three months ended September 30, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(64,078)	$(129,265)
Management fee	86,864	132,942
Brokerage commissions	8	8
Net realized gain (loss)	(14,865,805)	9,309,270
Change in net unrealized appreciation/depreciation	9,509,304	(3,066,914)
Net income (loss)	$(5,420,579)	$6,113,091

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to an increase in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Silver.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$17,125,648	$19,360,122
NAV end of period	$14,775,779	$34,211,934
Percentage change in NAV	(13.7)%	76.7%
Shares outstanding beginning of period	400,000	450,005
Shares outstanding end of period	350,000	800,005
Percentage change in shares outstanding	(12.5)%	77.8%
Shares created	—	450,000
Shares redeemed	50,000	100,000
Per share NAV beginning of period	$42.81	$43.02
Per share NAV end of period	$42.22	$42.76
Percentage change in per share NAV	(1.4)%	(0.6)%
Percentage change in benchmark	1.2%	0.2%
Benchmark annualized volatility	5.9%	11.2%

During the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,000 outstanding Shares at June 30, 2016 to 350,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 450,005 outstanding Shares at June 30, 2015 to 800,005 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.4% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 0.6% for the three months ended September 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 22, 2016 at $43.21 per Share and reached its low for the period on August 18, 2016 at $41.73 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 20, 2015 at $44.22 per Share and reached its low for the period on August 24, 2015 at $41.24 per Share.

The benchmark’s rise of 1.2% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 0.2% for the three months ended September 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(29,155)	$(47,612)
Management fee	36,752	47,369
Brokerage commissions	580	1,232
Net realized gain (loss)	327,210	45,349
Change in net unrealized appreciation/depreciation	(487,210)	(77,397)
Net income (loss)	$(189,155)	$(79,660)

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2016.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$18,713,405	$19,093,705
NAV end of period	$17,389,549	$22,583,663
Percentage change in NAV	(7.1)%	18.3%
Shares outstanding beginning of period	350,000	350,005
Shares outstanding end of period	350,000	350,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$53.47	$54.55
Per share NAV end of period	$49.68	$64.52
Percentage change in per share NAV	(7.1)%	18.3%
Percentage change in benchmark	2.7%	(9.0)%
Benchmark annualized volatility	9.7%	11.4%

During the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2016 to September 30, 2016. By comparison, during the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2015 to September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.1% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 18.3% for the three months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 5, 2016 at $53.31 per Share and reached its low for the period on September 28, 2016 at $49.42 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 4, 2015 at $66.75 per Share and reached its low for the period on July 1, 2015 at $55.50 per Share.

The benchmark’s rise of 2.7% for the three months ended September 30, 2016, as compared to the benchmark’s decline of 9.0% for the three months ended September 30, 2015, can be attributed to a rise in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(33,889)	$(54,415)
Management fee	42,820	51,046
Brokerage commissions	3,267	4,427
Net realized gain (loss)	(318,841)	3,397,069
Change in net unrealized appreciation/depreciation	(971,126)	147,304
Net income (loss)	$(1,323,856)	$3,489,958

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2016.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$386,660,905	$629,617,014
NAV end of period	$370,915,586	$547,279,138
Percentage change in NAV	(4.1)%	(13.1)%
Shares outstanding beginning of period	15,900,000	25,450,014
Shares outstanding end of period	15,600,000	22,450,014
Percentage change in shares outstanding	(1.9)%	(11.8)%
Shares created	200,000	—
Shares redeemed	500,000	3,000,000
Per share NAV beginning of period	$24.32	$24.74
Per share NAV end of period	$23.78	$24.38
Percentage change in per share NAV	(2.2)%	(1.5)%
Percentage change in benchmark	1.2%	0.2%
Benchmark annualized volatility	5.9%	11.2%

During the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 15,900,000 outstanding Shares at June 30, 2016 to 15,600,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 25,450,014 outstanding Shares at June 30, 2015 to 22,450,014 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.2% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 1.5% for the three months ended September 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 22, 2016 at $24.88 per Share and reached its low for the period on August 18, 2016 at $23.21 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 20, 2015 at $26.15 per Share and reached its low for the period on August 24, 2015 at $22.71 per Share.

The benchmark’s rise of 1.2% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 0.2% for the three months ended September 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(657,657)	$(1,351,762)
Management fee	906,488	1,393,074
Net realized gain (loss)	(5,535,442)	(8,170,779)
Change in net unrealized appreciation/depreciation	(2,516,227)	862,749
Net income (loss)	$(8,709,326)	$(8,659,792)

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2016.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$193,732,080	$405,516,052
NAV end of period	$263,899,544	$302,929,598
Percentage change in NAV	36.2%	(25.3)%
Shares outstanding beginning of period	3,049,290	4,399,294
Shares outstanding end of period	4,349,290	3,449,294
Percentage change in shares outstanding	42.6%	(21.6)%
Shares created	1,300,000	300,000
Shares redeemed	—	1,250,000
Per share NAV beginning of period	$63.53	$92.18
Per share NAV end of period	$60.68	$87.82
Percentage change in per share NAV	(4.5)%	(4.7)%
Percentage change in benchmark	1.8%	2.0%
Benchmark annualized volatility	13.4%	9.8%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 3,049,290 outstanding Shares at June 30, 2016 to 4,349,290 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,399,294 outstanding Shares at June 30, 2015 to 3,449,294 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.5% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 4.7% for the three months ended September 30, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 20, 2016 at $67.95 per Share and reached its low for the period on August 18, 2016 at $59.02 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 11, 2015 at $96.04 per Share and reached its low for the period on August 24, 2015 at $85.92 per Share.

The benchmark’s rise of 1.8% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 2.0% for the three months ended September 30, 2015, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(408,214)	$(865,306)
Management fee	563,817	894,286
Net realized gain (loss)	(33,476,429)	(32,435,270)
Change in net unrealized appreciation/depreciation	23,085,942	13,328,255
Net income (loss)	$(10,798,701)	$(19,972,321)

The Fund’s net income increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2016.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$898,563,742	$995,416,921
NAV end of period	$979,757,506	$787,261,737
Percentage change in NAV	9.0%	(20.9)%
Shares outstanding beginning of period	73,877,866	21,877,867
Shares outstanding end of period	93,227,866	35,227,867

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Percentage change in shares outstanding	26.2%	61.0%
Shares created	35,600,000	17,850,000
Shares redeemed	16,250,000	4,500,000
Per share NAV beginning of period	$12.16	$45.50
Per share NAV end of period	$10.51	$22.35
Percentage change in per share NAV	(13.6)%	(50.9)%
Percentage change in benchmark	(5.0)%	(27.4)%
Benchmark annualized volatility	40.5%	51.4%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 73,877,866 outstanding Shares at June 30, 2016 to 93,227,866 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 21,877,867 outstanding Shares at June 30, 2015 to 35,227,867 outstanding Shares at September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.6% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 50.9% for the three months ended September 30, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 1, 2016 at $12.48 per Share and reached its low for the period on August 2, 2016 at $7.78 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 1, 2015 at $41.76 per Share and reached its low for the period on August 24, 2015 at $17.38 per Share.

The benchmark’s decline of 5.0% for the three months ended September 30, 2016, as compared to the benchmark’s decline of 27.4% for the three months ended September 30, 2015, can be attributed to a lesser decrease in the price of WTI Crude Oil during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(1,683,430)	$(2,085,145)
Management fee	2,118,318	2,012,640
Brokerage commissions	112,742	148,396
Net realized gain (loss)	(246,216,521)	(529,903,521)
Change in net unrealized appreciation/depreciation	165,591,081	(58,634,810)
Net income (loss)	$(82,308,870)	$(590,623,476)

The Fund’s net income increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a lesser decrease in the price of WTI Crude Oil during the three months ended September 30, 2016.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$43,355,961	$63,238,942
NAV end of period	$31,750,207	$52,582,988
Percentage change in NAV	(26.8)%	(16.9)%
Shares outstanding beginning of period	2,442,169	1,392,170
Shares outstanding end of period	2,192,169	1,642,170
Percentage change in shares outstanding	(10.2)%	18.0%
Shares created	700,000	700,000
Shares redeemed	950,000	450,000
Per share NAV beginning of period	$17.75	$45.42
Per share NAV end of period	$14.48	$32.02
Percentage change in per share NAV	(18.4)%	(29.5)%
Percentage change in benchmark	(8.0)%	(15.0)%
Benchmark annualized volatility	36.5%	28.3%

During the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,442,169 outstanding Shares at June 30, 2016 to 2,192,169 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,392,170 outstanding Shares at June 30, 2015 to 1,642,170 outstanding Shares at September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.4% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 29.5 % for the three months ended September 30, 2015, was due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 1, 2016 at $18.52 per Share and reached its low for the period on August 19, 2016 at $13.41 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 12, 2015 at $47.49 per Share and reached its low for the period on September 30, 2015 at $32.02 per Share.

The benchmark’s decline of 8.0% for the three months ended September 30, 2016, as compared to the benchmark’s decline of 15.0% for the three months ended September 30, 2015, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(93,432)	$(190,466)
Management fee	85,894	147,696
Brokerage commissions	25,652	46,406
Net realized gain (loss)	1,964,675	(8,595,838)
Change in net unrealized appreciation/depreciation	(8,407,770)	(13,037,493)
Net income (loss)	$(6,536,527)	$(21,823,797)

The Fund’s net income increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2016.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$100,789,893	$88,848,218
NAV end of period	$99,949,269	$81,225,498
Percentage change in NAV	(0.8)%	(8.6)%
Shares outstanding beginning of period	2,250,000	2,400,014
Shares outstanding end of period	2,250,000	2,450,014
Percentage change in shares outstanding	0.0%	2.1%
Shares created	50,000	50,000
Shares redeemed	50,000	—
Per share NAV beginning of period	$44.80	$37.02
Per share NAV end of period	$44.42	$33.15
Percentage change in per share NAV	(0.8)%	(10.5)%
Percentage change in benchmark	0.1%	(4.9)%
Benchmark annualized volatility	10.8%	15.5%

During the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from June 30, 2016 to September 30, 2016. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. The decrease in the Fund’s NAV was offset by an increase from 2,400,014 outstanding Shares at June 30, 2015 to 2,450,014 outstanding Shares at September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.8% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 10.5% for the three months ended September 30, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 6, 2016 at $47.89 per Share and reached its low for the period on September 16, 2016 at $43.55 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 1, 2015 at $36.83 per Share and reached its low for the period on July 24, 2015 at $31.44 per Share.

The benchmark’s rise of 0.1% for the three months ended September 30, 2016, as compared to the benchmark’s decline of 4.9% for the three months ended September 30, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(172,490)	$(190,084)
Management fee	245,192	195,929
Brokerage commissions	8	8
Net realized gain (loss)	12,630,084	(8,324,354)
Change in net unrealized appreciation/depreciation	(13,422,965)	(865,903)
Net income (loss)	$(965,371)	$(9,380,341)

The Fund’s net income increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2016.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$386,838,399	$285,991,688
NAV end of period	$372,251,128	$245,181,213
Percentage change in NAV	(3.8)%	(14.3)%
Shares outstanding beginning of period	8,496,526	7,846,533
Shares outstanding end of period	7,596,526	7,896,533
Percentage change in shares outstanding	(10.6)%	0.6%
Shares created	150,000	500,000
Shares redeemed	1,050,000	450,000
Per share NAV beginning of period	$45.53	$36.45
Per share NAV end of period	$49.00	$31.05
Percentage change in per share NAV	7.6%	(14.8)%
Percentage change in benchmark	5.4%	(6.7)%
Benchmark annualized volatility	30.1%	24.2%

During the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,496,526 outstanding Shares at June 30, 2016 to 7,596,526 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,846,533 outstanding Shares at June 30, 2015 to 7,896,533 outstanding Shares at September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.6% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 14.8% for the three months ended September 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 2, 2016 at $57.12 per Share and reached its low for the period on August 25, 2016 at $45.25 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 1, 2015 at $36.12 per Share and reached its low for the period on August 27, 2015 at $29.64 per Share.

The benchmark’s rise of 5.4% for the three months ended September 30, 2016, as compared to the benchmark’s decline of 6.7% for the three months ended September 30, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(701,202)	$(596,454)
Management fee	978,671	631,618
Brokerage commissions	9	15
Net realized gain (loss)	119,372,702	(56,519,826)
Change in net unrealized appreciation/depreciation	(88,236,402)	13,753,857
Net income (loss)	$30,435,098	$(43,362,423)

The Fund’s net income increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to an increase in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2016.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$9,532,904	$13,272,820
NAV end of period	$9,678,714	$10,754,497
Percentage change in NAV	1.5%	(19.0)%
Shares outstanding beginning of period	600,000	800,014
Shares outstanding end of period	600,000	650,014
Percentage change in shares outstanding	0.0%	(18.7)%
Shares created	—	—
Shares redeemed	—	150,000
Per share NAV beginning of period	$15.89	$16.59
Per share NAV end of period	$16.13	$16.55
Percentage change in per share NAV	1.5%	(0.2)%
Percentage change in benchmark	1.2%	0.2%
Benchmark annualized volatility	5.9%	11.2%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2016 to September 30, 2016. By comparison, during the three months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 800,014 outstanding Shares at June 30, 2015 to 650,014 outstanding Shares at September 30, 2015. The decrease of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.5% for the three months ended September 30, 2016, as compared to Fund’s per Share NAV decrease of 0.2% for the three months ended September 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 18, 2016 at $16.58 per Share and reached its low for the period on July 22, 2016 at $15.50 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 24, 2015 at $17.88 per Share and reached its low for the period on July 20, 2015 at $15.65 per Share.

The benchmark’s rise of 1.2% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 0.2% for the three months ended September 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(16,659)	$(26,696)
Management fee	22,916	27,210
Net realized gain (loss)	46,258	68,787
Change in net unrealized appreciation/depreciation	116,211	(9,339)
Net income (loss)	$145,810	$32,752

The Fund’s net income increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2016.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
NAV beginning of period	$7,265,264	$5,348,899
NAV end of period	$7,443,729	$5,534,391
Percentage change in NAV	2.5%	3.5%
Shares outstanding beginning of period	99,970	99,974
Shares outstanding end of period	99,970	99,974
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$72.67	$53.50
Per share NAV end of period	$74.46	$55.36
Percentage change in per share NAV	2.5%	3.5%
Percentage change in benchmark	1.8%	2.0%
Benchmark annualized volatility	13.4%	9.8%

During the three months ended September 30, 2016, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2016 to September 30, 2016. By comparison, during the three months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2015 to September 30, 2015.

For the three months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.5% for the three months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 3.5% for the three months ended September 30, 2015, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 18, 2016 at $77.06 per Share and reached its low for the period on July 20, 2016 at $67.53 per Share. By comparison, during the three months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 24, 2015 at $56.82 per Share and reached its low for the period on August 11, 2015 at $51.11 per Share.

The benchmark’s rise of 1.8% for the three months ended September 30, 2016, as compared to the benchmark’s rise of 2.0% for the three months ended September 30, 2015, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net investment income (loss)	$(12,886)	$(11,745)
Management fee	17,545	12,814
Net realized gain (loss)	955,119	344,294
Change in net unrealized appreciation/depreciation	(763,768)	(147,057)
Net income (loss)	$178,465	$185,492

The Fund’s net income decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$105,272,823	$111,459,325
NAV end of period	$227,819,218	$110,946,378
Percentage change in NAV	116.4%	(0.5)%
Shares outstanding beginning of period	1,589,962	1,064,962
Shares outstanding end of period	7,984,451	1,284,962
Percentage change in shares outstanding	402.2%	20.7%
Shares created	9,990,000	2,110,000
Shares redeemed	3,595,511	1,890,000
Per share NAV beginning of period	$66.21	$104.66
Per share NAV end of period	$28.53	$86.34
Percentage change in per share NAV	(56.9)%	(17.5)%
Percentage change in benchmark	(56.7)%	(17.1)%
Benchmark annualized volatility	78.7%	76.6%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 1,589,962 outstanding Shares at December 31, 2015 to 7,984,451 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,064,962 outstanding Shares at December 31, 2014 to 1,284,962 outstanding Shares at September 30, 2015.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 56.9% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 17.5% for the nine months ended September 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $97.97 per Share and reached its low for the period on September 28, 2016 at $27.72 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $120.75 per Share and reached its low for the period on August 10, 2015 at $51.75 per Share.

The benchmark’s decline of 56.7% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 17.1% for the nine months ended September 30, 2015, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(1,116,018)	$(924,620)
Management fee	1,210,844	839,732
Brokerage commission	229,993	115,986
Net realized gain (loss)	(134,339,691)	3,414,162
Change in net unrealized appreciation/depreciation	(8,439,809)	(5,106,633)
Net income (loss)	$(143,895,518)	$(2,617,091)

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$27,650,638	$21,459,575
NAV end of period	$58,894,811	$31,111,315
Percentage change in NAV	113.0%	45.0%
Shares outstanding beginning of period	512,404	337,404
Shares outstanding end of period	1,287,403	487,404
Percentage change in shares outstanding	151.2%	44.5%
Shares created	950,000	300,000
Shares redeemed	175,001	150,000
Per share NAV beginning of period	$53.96	$63.60
Per share NAV end of period	$45.75	$63.83
Percentage change in per share NAV	(15.2)%	0.4%
Percentage change in benchmark	(14.5)%	1.2%
Benchmark annualized volatility	36.6%	36.0%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 1,287,403 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 337,404 outstanding Shares at December 31, 2014 to 487,404 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV the decrease of 15.2% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 0.4% for the nine months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $66.85 per Share and reached its low for the period on September 28, 2016 at $45.62 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 1, 2015 at $69.30 per Share and reached its low for the period on August 10, 2015 at $49.68 per Share.

The benchmark’s decline of 14.5% for the nine months ended September 30, 2016, as compared to the benchmark’s rise of 1.2% for the nine months ended September 30, 2015, can be attributed to a decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(210,903)	$(180,854)
Management fee	251,163	173,165
Brokerage commission	23,544	13,649
Net realized gain (loss)	(5,248,593)	(2,290,055)
Change in net unrealized appreciation/depreciation	(1,908,048)	3,198,975
Net income (loss)	$(7,367,544)	$728,066

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2016.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$642,811,361	$506,556,124
NAV end of period	$504,798,665	$629,787,391
Percentage change in NAV	(21.5)%	24.3%
Shares outstanding beginning of period	12,650,040	8,250,040
Shares outstanding end of period	6,950,000	13,350,040
Percentage change in shares outstanding	(45.1)%	61.8%
Shares created	44,050,000	18,700,000
Shares redeemed	49,750,040	13,600,000
Per share NAV beginning of period	$50.81	$61.40
Per share NAV end of period	$72.63	$47.17
Percentage change in per share NAV	42.9%	(23.2)%
Percentage change in benchmark	(56.7)%	(17.1)%
Benchmark annualized volatility	78.7%	76.6%

During the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 12,650,040 outstanding Shares at December 31, 2015 to 6,950,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 8,250,040 outstanding Shares at December 31, 2014 to 13,350,040 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 42.9% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 23.2% for the nine months ended September 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on September 7, 2016 at $79.16 per Share and reached its low for the period on February 11, 2016 at $31.50 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on June 23, 2015 at $97.71 per Share and reached its low for the period on September 1, 2015 at $43.58 per Share.

The benchmark’s decline of 56.7% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 17.1% for the nine months ended September 30, 2015, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX Futures curve during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(4,236,471)	$(3,707,872)
Management fee	3,561,744	2,522,692
Brokerage commission	1,522,859	1,263,889
Net realized gain (loss)	262,990,607	35,802,720
Change in net unrealized appreciation/depreciation	16,725,819	(45,477,591)
Net income (loss)	$275,479,955	$(13,382,743)

The Fund’s net income increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2016.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$547,708,740	$351,789,953
NAV end of period	$738,749,800	$334,883,798
Percentage change in NAV	34.9%	(4.8)%
Shares outstanding beginning of period	3,900,490	560,804
Shares outstanding end of period	43,707,651	1,170,490
Percentage change in shares outstanding	1,020.6%	108.7%
Shares created	77,140,000	8,956,000
Shares redeemed	37,332,839	8,346,314

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Per share NAV beginning of period	$140.42	$627.30
Per share NAV end of period	$16.90	$286.11
Percentage change in per share NAV	(88.0)%	(54.4)%
Percentage change in benchmark	(56.7)%	(17.1)%
Benchmark annualized volatility	78.7%	76.6%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 3,900,490 outstanding Shares at December 31, 2015 to 43,707,651 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 560,804 outstanding Shares at December 31, 2014 to 1,170,490 outstanding Shares at September 30, 2015.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 88.0% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 54.4% for the nine months ended September 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $285.77 per Share and reached its low for the period on September 28, 2016 at $15.98 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $821.39 per Share and reached its low for the period on August 10, 2015 at $122.30 per Share.

The benchmark’s decline of 56.7% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 17.1% for the nine months ended September 30, 2015, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended June 31, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(7,007,927)	$(5,497,266)
Management fee	5,006,558	3,205,706
Brokerage commission	3,228,763	2,378,733
Net realized gain (loss)	(1,269,208,841)	(291,204,571)
Change in net unrealized appreciation/depreciation	(51,154,812)	(14,730,937)
Net income (loss)	$(1,327,371,580)	$(311,432,774)

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$95,897,894	$169,210,110
NAV end of period	$189,577,580	$141,774,453
Percentage change in NAV	97.7%	(16.2)%
Shares outstanding beginning of period	719,944	2,169,944
Shares outstanding end of period	2,369,942	1,619,944
Percentage change in shares outstanding	229.2%	(25.3)%
Shares created	6,550,000	10,200,000
Shares redeemed	4,900,002	10,750,000
Per share NAV beginning of period	$133.20	$77.98
Per share NAV end of period	$79.99	$87.52
Percentage change in per share NAV	(39.9)%	12.2%
Percentage change in benchmark	(0.3)%	(27.3)%
Benchmark annualized volatility	47.3%	47.8%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 719,944 outstanding Shares at December 31, 2015 to 2,369,942 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 2,169,944 outstanding Shares at December 31, 2014 to 1,619,944 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 39.9% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 12.2% for the nine months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 20, 2016 at $232.22 per Share and reached its low for the period on June 8, 2016 at $74.44 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 24, 2015 at $134.50 per Share and reached its low for the period on June 10, 2015 at $52.91 per Share.

The benchmark’s decline of 0.3% for the nine months ended September 30, 2016, as compared to the decline of 27.3% for the nine months ended September 30, 2015, can be attributed to a lesser decrease in the price of WTI Crude Oil during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(1,070,888)	$(1,823,433)
Management fee	1,291,075	1,681,411
Brokerage commission	125,327	187,715
Net realized gain (loss)	(36,901,010)	47,579,514
Change in net unrealized appreciation/depreciation	(29,797,685)	(45,637,289)
Net income (loss)	$(67,769,583)	$118,792

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a lesser decrease in the price of WTI Crude Oil during the nine months ended September 30, 2016.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$10,462,856	$14,688,564
NAV end of period	$6,349,132	$12,137,105
Percentage change in NAV	(39.3)%	(17.4)%
Shares outstanding beginning of period	224,856	524,856
Shares outstanding end of period	174,832	374,856
Percentage change in shares outstanding	(22.2)%	(28.6)%
Shares created	850,000	1,200,000
Shares redeemed	900,024	1,350,000
Per share NAV beginning of period	$46.53	$27.99
Per share NAV end of period	$36.32	$32.38
Percentage change in per share NAV	(21.9)%	15.7%
Percentage change in benchmark	(5.9)%	(23.0)%
Benchmark annualized volatility	39.6%	40.2%

During the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,856 outstanding Shares at December 31, 2015 to 174,832 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 524,856 outstanding Shares at December 31, 2014 to 374,856 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.9% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 15.7% for the nine months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on March 3, 2016, at $84.20 per Share and reached its low for the period on September 21, 2016, at $31.43 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on April 27, 2015 at $32.39 per Share and reached its low for the period on January 14, 2015 at $21.53 per Share.

The benchmark’s decline of 5.9% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 23.0% for the nine months ended September 30, 2015, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(107,463)	$(126,959)
Management fee	70,066	83,818
Brokerage commission	53,910	45,601
Net realized gain (loss)	458,954	6,412,870
Change in net unrealized appreciation/depreciation	2,803,491	(1,526,777)
Net income (loss)	$3,154,982	$4,759,134

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a lesser decrease in the price of Henry Hub Natural Gas and significantly lower Net Asset Value during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$74,971,764	$81,861,762
NAV end of period	$76,364,786	$74,568,380
Percentage change in NAV	1.9%	(8.9)%
Shares outstanding beginning of period	646,978	846,978
Shares outstanding end of period	1,096,978	696,978
Percentage change in shares outstanding	69.6%	(17.7)%
Shares created	1,000,000	100,000
Shares redeemed	550,000	250,000
Per share NAV beginning of period	$115.88	$96.65
Per share NAV end of period	$69.61	$106.99
Percentage change in per share NAV	(39.9)%	10.7%
Percentage change in benchmark	24.8%	(7.6)%
Benchmark annualized volatility	17.0%	14.3%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 646,978 outstanding Shares at December 31, 2015 to 1,096,978 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 696,978 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 39.9% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 10.7% for the nine months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $112.07 per Share and reached its low for the period on July 6, 2016 at $65.63 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on July 24, 2015 at $115.60 per Share and reached its low for the period on January 22, 2015 at $83.07 per Share.

The benchmark’s rise of 24.8% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 7.6% for the nine months ended September 30, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(350,865)	$(534,850)
Management fee	469,612	557,050
Brokerage commission	33	33
Net realized gain (loss)	(29,965,948)	7,024,594
Change in net unrealized appreciation/depreciation	(225,049)	2,668,359
Net income (loss)	$(30,541,862)	$9,158,103

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2016.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$55,987,938	$53,007,867
NAV end of period	$39,589,348	$55,044,902
Percentage change in NAV	(29.3)%	3.8%
Shares outstanding beginning of period	866,978	916,978
Shares outstanding end of period	1,416,976	916,978
Percentage change in shares outstanding	63.4%	0.0%
Shares created	1,600,000	1,100,000
Shares redeemed	1,050,002	1,100,000
Per share NAV beginning of period	$64.58	$57.81
Per share NAV end of period	$27.94	$60.03
Percentage change in per share NAV	(56.7)%	3.8%
Percentage change in benchmark	40.0%	(8.3)%
Benchmark annualized volatility	27.1%	24.3%

During the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 866,978 outstanding Shares at December 31, 2015 to 1,416,976 outstanding Shares at September 30, 2016. By comparison, during the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to September 30, 2015.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 56.7% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 3.8% for the nine months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 28, 2016 at $66.01 per Share and reached its low for the period on August 2, 2016 at $25.21 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on August 27, 2015 at $63.99 per Share and reached its low for the period on January 23, 2015 at $43.40 per Share.

The benchmark’s rise of 40.0% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 8.3% for the nine months ended September 30, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(210,102)	$(378,164)
Management fee	281,605	391,994
Brokerage commission	33	33
Net realized gain (loss)	(26,657,499)	7,379,053
Change in net unrealized appreciation/depreciation	(4,263,685)	(1,107,105)
Net income (loss)	$(31,131,286)	$5,893,784

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to an increase in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Silver.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$17,510,898	$14,021,804
NAV end of period	$14,775,779	$34,211,934
Percentage change in NAV	(15.6)%	144.0%
Shares outstanding beginning of period	400,005	350,005
Shares outstanding end of period	350,000	800,005
Percentage change in shares outstanding	(12.5)%	128.6%
Shares created	50,000	550,000
Shares redeemed	100,005	100,000
Per share NAV beginning of period	$43.78	$40.06
Per share NAV end of period	$42.22	$42.76
Percentage change in per share NAV	(3.6)%	6.7%
Percentage change in benchmark	3.4%	(7.7)%
Benchmark annualized volatility	8.3%	12.5%

During the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding Shares at December 31, 2014 to 800,005 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.6% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 6.7% for the nine months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $44.25 per Share and reached its low for the period on May 2, 2016 at $41.22 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $46.07 per Share and reached its low for the period on January 2, 2015 at $40.37 per Share.

The benchmark’s rise of 3.4% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 7.7% for the nine months ended September 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(95,407)	$(131,854)
Management fee	116,244	132,555
Brokerage commission	2,009	2,951
Net realized gain (loss)	(199,557)	1,196,111
Change in net unrealized appreciation/depreciation	(268,792)	(224,430)
Net income (loss)	$(563,756)	$839,827

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2016.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$20,460,679	$23,120,790
NAV end of period	$17,389,549	$22,583,663
Percentage change in NAV	(15.0)%	(2.3)%
Shares outstanding beginning of period	350,005	450,005
Shares outstanding end of period	350,000	350,005
Percentage change in shares outstanding	0.0%^	(22.2)%
Shares created	—	50,000
Shares redeemed	5	150,000
Per share NAV beginning of period	$58.46	$51.38
Per share NAV end of period	$49.68	$64.52
Percentage change in per share NAV	(15.0)%	25.6%
Percentage change in benchmark	5.1%	(14.0)%
Benchmark annualized volatility	12.1%	12.3%

^	Amount represents less than 0.05%

During the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. The decrease in the Fund’s NAV also resulted from a decrease from 350,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at September 30, 2016. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.0% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 25.6% for the nine months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 15, 2016 at $65.74 per Share and reached its low for the period on April 19, 2016 at $49.39 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on September 4, 2015 at $66.75 per Share and reached its low for the period on May 13, 2015 at $50.07 per Share.

The benchmark’s rise of 5.1% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 14.0% for the nine months ended September 30, 2015, can be attributed to a rise in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(115,076)	$(158,141)
Management fee	136,306	149,028
Brokerage commission	11,011	12,027
Net realized gain (loss)	(2,462,114)	5,931,063
Change in net unrealized appreciation/depreciation	(493,626)	(693,541)
Net income (loss)	$(3,070,816)	$5,079,381

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2016.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$522,306,518	$517,191,349
NAV end of period	$370,915,586	$547,279,138
Percentage change in NAV	(29.0)%	5.8%
Shares outstanding beginning of period	20,450,014	23,950,014
Shares outstanding end of period	15,600,000	22,450,014
Percentage change in shares outstanding	(23.7)%	(6.3)%
Shares created	650,000	11,900,000
Shares redeemed	5,500,014	13,400,000
Per share NAV beginning of period	$25.54	$21.59
Per share NAV end of period	$23.78	$24.38
Percentage change in per share NAV	(6.9)%	12.9%
Percentage change in benchmark	3.4%	(7.7)%
Benchmark annualized volatility	8.3%	12.5%

During the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 15,600,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 23,950,014 outstanding Shares at December 31, 2014 to 22,450,014 outstanding Shares at September 30, 2015.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.9% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV increase of 12.9% for the nine months ended September 30, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $26.09 per Share and reached its low for the period on May 2, 2016 at $22.63 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $28.50 per Share and reached its low for the period on January 2, 2015 at $21.94 per Share.

The benchmark’s rise of 3.4% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 7.7% for the nine months ended September 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(2,129,104)	$(3,837,538)
Management fee	2,894,802	4,000,943
Net realized gain (loss)	(60,591,510)	69,786,875
Change in net unrealized appreciation/depreciation	30,468,759	(11,431,990)
Net income (loss)	$(32,251,855)	$54,517,347

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2016.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$237,372,900	$531,471,873
NAV end of period	$263,899,544	$302,929,598
Percentage change in NAV	11.2%	(43.0)%
Shares outstanding beginning of period	2,699,294	5,949,294
Shares outstanding end of period	4,349,290	3,449,294
Percentage change in shares outstanding	61.1%	(42.0)%
Shares created	2,100,000	1,350,000
Shares redeemed	450,004	3,850,000
Per share NAV beginning of period	$87.94	$89.33
Per share NAV end of period	$60.68	$87.82
Percentage change in per share NAV	(31.0)%	(1.7)%
Percentage change in benchmark	18.5%	(0.2)%
Benchmark annualized volatility	13.0%	8.7%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 2,699,294 outstanding Shares at December 31, 2015 to 4,349,290 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 3,449,294 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.0% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 1.7% for the nine months ended September 30, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 29, 2016 at $88.99 per Share and reached its low for the period on August 18, 2016 at $59.02 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on June 5, 2015 at $97.30 per Share and reached its low for the period on January 15, 2015 at $84.11 per Share.

The benchmark’s rise of 18.5% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 0.2% for the nine months ended September 30, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(1,133,789)	$(2,955,236)
Management fee	1,462,231	3,069,183
Net realized gain (loss)	(86,179,609)	(6,896,574)
Change in net unrealized appreciation/depreciation	14,046,211	686,993
Net income (loss)	$(73,267,187)	$(9,164,817)

The Fund’s net income decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2016.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$783,922,475	$450,562,988
NAV end of period	$979,757,506	$787,261,737
Percentage change in NAV	25.0%	74.7%
Shares outstanding beginning of period	62,327,867	8,879,834
Shares outstanding end of period	93,227,866	35,227,867
Percentage change in shares outstanding	49.6%	296.7%
Shares created	100,950,000	54,530,000
Shares redeemed	70,050,001	28,181,967
Per share NAV beginning of period	$12.58	$50.74
Per share NAV end of period	$10.51	$22.35
Percentage change in per share NAV	(16.5)%	(56.0)%
Percentage change in benchmark	(0.3)%	(27.3)%
Benchmark annualized volatility	47.3%	47.8%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 62,327,867 outstanding Shares at December 31, 2015 to 93,227,866 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 8,879,834 outstanding Shares at December 31, 2014 to 35,227,867 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.5% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 56.0% for the nine months ended September 30, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on June 8, 2016 at $14.08 per Share and reached its low for the period on February 11, 2016 at $6.01 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on May 6, 2015 at $50.96 per Share and reached its low for the period on August 24, 2015 at $17.38 per Share.

The benchmark’s decline of 0.3% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 27.3% for the nine months ended September 30, 2015, can be attributed to a lesser decrease in the price of WTI Crude Oil during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(4,978,159)	$(6,489,539)
Management fee	6,031,448	6,257,893
Brokerage commission	443,936	449,106
Net realized gain (loss)	(132,886,039)	(497,221,597)
Change in net unrealized appreciation/depreciation	190,350,573	73,444,143
Net income (loss)	$52,486,375	$(430,266,993)

The Fund’s net income increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a lesser decrease in the price of WTI Crude Oil during the nine months ended September 30, 2016.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$38,851,184	$70,433,207
NAV end of period	$31,750,207	$52,582,988
Percentage change in NAV	(18.3)%	(25.3)%
Shares outstanding beginning of period	2,092,170	1,142,485
Shares outstanding end of period	2,192,169	1,642,170
Percentage change in shares outstanding	4.8%	43.7%
Shares created	2,200,000	1,687,500
Shares redeemed	2,100,001	1,187,815
Per share NAV beginning of period	$18.57	$61.65
Per share NAV end of period	$14.48	$32.02
Percentage change in per share NAV	(22.0)%	(48.1)%
Percentage change in benchmark	(5.9)%	(23.0)%
Benchmark annualized volatility	39.6%	40.2%

During the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 2,092,170 outstanding Shares at December 31, 2015 to 2,192,169 outstanding Shares at September 30, 2016. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,142,485 outstanding Shares at December 31, 2014 to 1,642,170 outstanding Shares at September 30, 2015.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.0% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 48.1% for the nine months ended September 30, 2015, was due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 8, 2016 at $20.23 per Share and reached its low for the period on March 3, 2016 at $8.89 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 14, 2015 at $74.33 per Share and reached its low for the period on September 30, 2015 at $32.02 per Share.

The benchmark’s decline of 5.9% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 23.0% for the nine months ended September 30, 2015, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(282,519)	$(620,187)
Management fee	229,760	479,185
Brokerage commission	98,016	156,022
Net realized gain (loss)	6,591,292	(58,399,470)
Change in net unrealized appreciation/depreciation	(7,750,780)	21,001,958
Net income (loss)	$(1,442,007)	$(38,017,699)

The Fund’s net income increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a lesser decrease in the price of Henry Hub Natural Gas and significantly lower Net Asset Value during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$69,864,815	$102,003,345
NAV end of period	$99,949,269	$81,225,498
Percentage change in NAV	43.1%	(20.4)%
Shares outstanding beginning of period	2,350,014	2,550,014
Shares outstanding end of period	2,250,000	2,450,014
Percentage change in shares outstanding	(4.3)%	(3.9)%
Shares created	150,000	100,000
Shares redeemed	250,014	200,000
Per share NAV beginning of period	$29.73	$40.00
Per share NAV end of period	$44.42	$33.15
Percentage change in per share NAV	49.4%	(17.1)%
Percentage change in benchmark	24.8%	(7.6)%
Benchmark annualized volatility	17.0%	14.3%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,014 outstanding Shares at December 31, 2015 to 2,250,000 outstanding Shares at September 30, 2016. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,450,014 outstanding Shares at September 30, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 49.4% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 17.1% for the nine months ended September 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 6, 2016 at $47.89 per Share and reached its low for the period on January 5, 2016 at $30.67 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 22, 2015 at $46.03 per Share and reached its low for the period on July 24, 2015 at $31.44 per Share.

The benchmark’s rise of 24.8% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 7.6% for the nine months ended September 30, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(486,568)	$(630,215)
Management fee	665,265	657,667
Brokerage commission	33	33
Net realized gain (loss)	33,704,266	(12,230,086)
Change in net unrealized appreciation/depreciation	(208,227)	(3,349,294)
Net income (loss)	$33,009,471	$(16,209,595)

The Fund’s net income increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2016.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$216,416,642	$291,169,743
NAV end of period	$372,251,128	$245,181,213
Percentage change in NAV	72.0%	(15.8)%
Shares outstanding beginning of period	7,996,533	7,396,533
Shares outstanding end of period	7,596,526	7,896,533
Percentage change in shares outstanding	(5.0)%	6.8%
Shares created	1,500,000	2,000,000
Shares redeemed	1,900,007	1,500,000
Per share NAV beginning of period	$27.06	$39.37
Per share NAV end of period	$49.00	$31.05
Percentage change in per share NAV	81.1%	(21.1)%
Percentage change in benchmark	40.0%	(8.3)%
Benchmark annualized volatility	27.1%	24.3%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The increase in the Fund’s NAV was offset by a decrease from 7,996,533 outstanding Shares at December 31, 2015 to 7,596,526 outstanding Shares at September 30, 2016. By comparison, during the nine months ended September 30, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,896,533 outstanding Shares at September 30, 2015.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 81.1% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 21.1% for the nine months ended September 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 2, 2016 at $57.12 per Share and reached its low for the period on January 28, 2016 at $25.96 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 23, 2015 at $50.86 per Share and reached its low for the period on August 27, 2015 at $29.64 per Share.

The benchmark’s rise of 40.0% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 8.3% for the nine months ended September 30, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(1,713,227)	$(1,975,441)
Management fee	2,300,935	2,085,125
Brokerage commission	36	42
Net realized gain (loss)	174,873,081	(72,523,674)
Change in net unrealized appreciation/depreciation	9,844,227	12,283,450
Net income (loss)	$183,004,081	$(62,215,665)

The Fund’s net income increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to an increase in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2016.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$10,857,730	$2,981,441
NAV end of period	$9,678,714	$10,754,497
Percentage change in NAV	(10.9)%	260.7%
Shares outstanding beginning of period	700,014	150,014
Shares outstanding end of period	600,000	650,014
Percentage change in shares outstanding	(14.3)%	333.3%
Shares created	50,000	800,000
Shares redeemed	150,014	300,000
Per share NAV beginning of period	$15.51	$19.87
Per share NAV end of period	$16.13	$16.55
Percentage change in per share NAV	4.0%	(16.7)%
Percentage change in benchmark	3.4%	(7.7)%
Benchmark annualized volatility	8.3%	12.5%

During the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 700,014 outstanding Shares at December 31, 2015 to 600,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 650,014 outstanding Shares at September 30, 2015. The increase of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.0% for the nine months ended September 30, 2016, as compared to Fund’s per Share NAV decrease of 16.7% for the nine months ended September 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on April 1, 2016 at $16.89 per Share and reached its low for the period on April 14, 2016 at $13.95 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $19.55 per Share and reached its low for the period on March 13, 2015 at $14.80 per Share.

The benchmark’s rise of 3.4% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 7.7% for the nine months ended September 30, 2015, can be attributed to a rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(53,805)	$(76,611)
Management fee	71,859	78,687
Net realized gain (loss)	1,156,114	(559,454)
Change in net unrealized appreciation/depreciation	(654,956)	(39,308)
Net income (loss)	$447,353	$(675,373)

The Fund’s net income increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2016.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV beginning of period	$5,473,848	$2,118,028
NAV end of period	$7,443,729	$5,534,391
Percentage change in NAV	36.0%	161.3%
Shares outstanding beginning of period	99,974	37,504
Shares outstanding end of period	99,970	99,974
Percentage change in shares outstanding	0.0%^	166.6%
Shares created	—	75,000
Shares redeemed	4	12,530
Per share NAV beginning of period	$54.75	$56.47
Per share NAV end of period	$74.46	$55.36
Percentage change in per share NAV	36.0%	(2.0)%
Percentage change in benchmark	18.5%	(0.2)%
Benchmark annualized volatility	13.0%	8.7%

^	Amount represents less than 0.05%

During the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares from December 31, 2015 to 99,970 outstanding Shares at September 30, 2016. By comparison, during the nine months ended September 30, 2015, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2014 to 99,974 outstanding Shares at September 30, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 36.0% for the nine months ended September 30, 2016, as compared to the Fund’s per Share NAV decrease of 2.0% for the nine months ended September 30, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 18, 2016 at $77.06 per Share and reached its low for the period on January 29, 2016 at $53.85 per Share. By comparison, during the nine months ended September 30, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $59.83 per Share and reached its low for the period on June 5, 2015 at $50.86 per Share.

The benchmark’s rise of 18.5% for the nine months ended September 30, 2016, as compared to the benchmark’s decline of 0.2% for the nine months ended September 30, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income (loss)	$(35,548)	$(33,316)
Management fee	47,356	35,135
Net realized gain (loss)	2,273,202	(174,875)
Change in net unrealized appreciation/depreciation	(267,574)	28,220
Net income (loss)	$1,970,080	$(179,971)

The Fund’s net income increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of September 30, 2016 and 2015, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of September 30, 2016 and 2015, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2016	8,392	$15.78	1,000	$132,383,800
VIX Futures (CBOE)	Long	November 2016	5,601	16.95	1,000	94,936,950

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2015	2,745	$23.03	1,000	$63,203,625
VIX Futures (CBOE)	Long	November 2015	2,144	22.13	1,000	47,436,000

The September 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of September 30, 2016 and 2015, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2017	614	$18.50	1,000	$11,359,000
VIX Futures (CBOE)	Long	February 2017	1,024	19.05	1,000	19,507,200
VIX Futures (CBOE)	Long	March 2017	1,023	19.40	1,000	19,846,200
VIX Futures (CBOE)	Long	April 2017	409	19.98	1,000	8,169,775

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2016	262	$21.98	1,000	$5,757,450
VIX Futures (CBOE)	Long	February 2016	468	22.18	1,000	10,377,900
VIX Futures (CBOE)	Long	March 2016	468	22.18	1,000	10,377,900
VIX Futures (CBOE)	Long	April 2016	205	22.43	1,000	4,597,125

The September 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of September 30, 2016 and 2015, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2016	18,688	$15.78	1,000	$(294,803,200)
VIX Futures (CBOE)	Short	November 2016	12,445	16.95	1,000	(210,942,750)

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2015	15,656	$23.03	1,000	$(360,479,400)
VIX Futures (CBOE)	Short	November 2015	12,319	22.13	1,000	(272,557,875)

The September 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of September 30, 2016 and 2015, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of September 30, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2016	54,497	$15.78	1,000	$859,690,175
VIX Futures (CBOE)	Long	November 2016	36,351	16.95	1,000	616,149,450

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2015	16,536	$23.03	1,000	$380,741,400
VIX Futures (CBOE)	Long	November 2015	12,983	22.13	1,000	287,248,875

The September 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2016 and 2015, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Crude Oil:

As of September 30, 2016 and 2015, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2016	2,093	$48.24	1,000	$(100,966,320)

Swap Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$79.0094	$(110,835,497)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	79.0094	(78,877,241)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	79.0094	(8,278,478)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	79.0094	(80,182,717)

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2015	2,842	$45.09	1,000	$(128,145,780)

Swap Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$103.4951	$(43,305,552)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	103.4951	(38,460,578)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	103.4951	(17,760,098)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	103.4951	(55,882,943)

The September 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2016 and 2015 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of September 30, 2016 and 2015, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2016	437	$2.91	10,000	$(12,699,220)

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2015	962	$2.52	10,000	$(24,280,880)

The September 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of September 30, 2016 and 2015, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2016	2	$1,317.10	100	$(263,420)

Forward Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,322.72	$(29,893,472)
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	1,322.80	(73,018,560)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,322.70	(21,689,635)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,322.71	(5,290,840)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,322.71	(22,552,206)

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2015	2	$1,115.20	100	$(223,040)

Forward Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,114.02	$(62,719,326)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,114.00	(36,759,772)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,113.99	(15,595,860)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,113.99	(33,809,597)

The September 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2016 and 2015 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2016 and 2015, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2016	2	$19.21	5,000	$(192,140)

Forward Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$19.3535	$(11,979,817)
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	19.3551	(41,536,045)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	19.3535	(12,976,522)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	19.3537	(3,019,177)
0.999 Fine Troy Ounce Silver	UBS AG	Short	19.3535	(9,463,862)

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2015	2	$14.52	5,000	$(145,180)

Forward Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$14.6514	$(44,247,228)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	14.6510	(27,331,441)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	14.6510	(9,611,056)
0.999 Fine Troy Ounce Silver	UBS AG	Short	14.6510	(28,745,262)

The September 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2016 and 2015 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2016 and 2015, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of September 30, 2016 and 2015, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2016	105	$1.13	125,000	$(14,801,063)

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2015	244	$1.12	125,000	$(34,095,950)

The September 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of September 30, 2016 and 2015, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2016	456	$76.49	1,000	$(34,879,440)

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2015	645	$69.88	1,000	$(45,072,600)

The September 30, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of September 30, 2016 and 2015, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/07/16	11,861,500	1.1236	$13,327,034
Euro	UBS AG	Long	10/07/16	18,134,300	1.1236	20,374,863
Euro	Goldman Sachs International	Short	10/07/16	(344,672,125)	1.1236	(387,257,692)
Euro	UBS AG	Short	10/07/16	(345,543,400)	1.1236	(388,236,616)

Foreign Currency Forward Contracts as of September 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/15	52,575,200	1.1175	$58,758,406
Euro	UBS AG	Long	10/09/15	84,264,100	1.1175	94,174,139
Euro	Goldman Sachs International	Short	10/09/15	(527,357,625)	1.1175	(589,378,515)
Euro	UBS AG	Short	10/09/15	(589,820,600)	1.1175	(659,187,567)

The September 30, 2016 and 2015 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2016 and 2015, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/16	812,107,700	0.009863	$8,009,961
Yen	UBS AG	Long	10/07/16	4,484,904,300	0.009863	44,235,400
Yen	Goldman Sachs International	Short	10/07/16	(27,401,188,900)	0.009863	(270,262,747)
Yen	UBS AG	Short	10/07/16	(31,384,937,700)	0.009863	(309,555,163)

Foreign Currency Forward Contracts as of September 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/15	5,754,030,200	0.008337	$47,975,159
Yen	UBS AG	Long	10/09/15	5,101,523,700	0.008337	42,534,780
Yen	Goldman Sachs International	Short	10/09/15	(42,132,482,600)	0.008337	(351,286,398)
Yen	UBS AG	Short	10/09/15	(41,389,892,100)	0.008337	(345,094,929)

The September 30, 2016 and 2015 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account.

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

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2016 and 2015, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2016 and 2015, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2016	8,345	$48.24	1,000	$402,562,800

Swap Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$79.0094	$566,152,847
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	79.0094	454,062,414
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	79.0094	100,430,739
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	79.0094	436,225,560

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2015	11,512	$45.09	1,000	$519,076,080

Swap Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$103.4951	$299,072,212
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	103.4951	329,950,075
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	103.4951	118,711,010
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	103.4951	307,603,721

The September 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2016 and 2015 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of September 30, 2016 and 2015, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2016	2,185	$2.91	10,000	$63,496,100

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2015	4,166	$2.52	10,000	$105,149,840

The September 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs.

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

ProShares Ultra Gold:

As of September 30, 2016 and 2015, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2016	2	$1,317.10	100	$263,420

Forward Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,322.72	$55,818,784
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	1,322.80	42,461,880
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,322.70	48,305,004
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,322.71	20,369,734
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,322.71	32,670,937

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2015	2	$1,115.20	100	$223,040

Forward Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,114.02	$81,323,460
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,114.00	29,654,680
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,113.99	17,155,446
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,113.99	34,088,094

The September 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2016 and 2015 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2016 and 2015, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2016	2	$19.21	5,000	$192,140

Forward Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$19.3535	$216,797,907
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	19.3551	110,726,656
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	19.3535	188,634,694
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	19.3537	67,428,291
0.999 Fine Troy Ounce Silver	UBS AG	Long	19.3535	160,692,111

Futures Positions as of September 30, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2015	2	$14.52	5,000	$145,180

Forward Agreements as of September 30, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$14.6514	$185,003,228
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	14.6510	116,956,003
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	14.6510	58,369,584
0.999 Fine Troy Ounce Silver	UBS AG	Long	14.6510	129,837,162

The September 30, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2016 and 2015 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account.

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2016 and 2015, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of September 30, 2016 and 2015, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/07/16	9,020,825	1.1236	$10,135,383
Euro	UBS AG	Long	10/07/16	8,385,200	1.1236	9,421,224
Euro	UBS AG	Short	10/07/16	(169,500)	1.1236	(190,442)

Foreign Currency Forward Contracts as of September 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/15	11,569,925	1.1175	$12,930,628
Euro	UBS AG	Long	10/09/15	8,722,700	1.1175	9,748,550
Euro	Goldman Sachs International	Short	10/09/15	(412,400)	1.1175	(460,901)
Euro	UBS AG	Short	10/09/15	(640,900)	1.1175	(716,274)

The September 30, 2016 and 2015 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs.

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

ProShares Ultra Yen:

As of September 30, 2016 and 2015, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/16	1,029,857,000	0.009863	$10,157,661
Yen	UBS AG	Long	10/07/16	524,705,100	0.009863	5,175,259
Yen	Goldman Sachs International	Short	10/07/16	(34,119,100)	0.009863	(336,523)
Yen	UBS AG	Short	10/07/16	(11,065,500)	0.009863	(109,141)

Foreign Currency Forward Contracts as of September 30, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/15	870,160,900	0.008337	$7,255,107
Yen	UBS AG	Long	10/09/15	486,769,100	0.008337	4,058,516
Yen	Goldman Sachs International	Short	10/09/15	(18,075,700)	0.008337	(150,709)
Yen	UBS AG	Short	10/09/15	(8,963,800)	0.008337	(74,737)

The September 30, 2016 and 2015 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2016, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Quarterly Report on Form 10-Q, apply both to the Trust taken as a whole and each Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and each Fund

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

Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the

Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-

202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1; no additional shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. Thus, as of September 30, 2016, the Trust had two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-202724); and 2) a Form S-3 Registration Statement (No. 333-210024).

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

Title of Securities Registered	Amount Registered As of September 30, 2016	Shares Sold For the Three Months Ended September 30, 2016	Sale Price of Shares Sold For the Three Months Ended September 30, 2016
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,293,316,711	4,605,000	$160,300,475
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$619,302,925	525,000	$25,197,176
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,637,796,044	9,250,000	$613,841,047
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$5,829,405,324	47,130,000	$1,028,299,001
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$1,459,211,527	1,550,000	$130,699,490
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$412,030,981	400,000	$14,880,332
ProShares UltraShort Gold Common Units of Beneficial Interest	$188,646,875	300,000	$20,969,905
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,083,528,399	600,000	$17,246,650
ProShares Short Euro Common Units of Beneficial Interest	$174,672,977	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	—	$—

ProShares UltraShort Euro Common Units of Beneficial Interest	$1,955,170,892	200,000	$4,859,432
ProShares UltraShort Yen Common Units of Beneficial Interest	$785,286,665	1,300,000	$80,966,165
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$4,410,088,158	35,600,000	$335,472,814
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$540,275,387	700,000	$9,934,929
ProShares Ultra Gold Common Units of Beneficial Interest	$277,649,678	50,000	$2,341,317
ProShares Ultra Silver Common Units of Beneficial Interest	$1,367,128,153	150,000	$7,887,783
ProShares Ultra Euro Common Units of Beneficial Interest	$126,652,323	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—
Total:	$25,471,660,436	102,360,000	$2,452,896,516

(a)	From July 1, 2016 to September 30, 2016, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares VIX Short-Term Futures ETF
07/01/16 to 07/31/16	511	$—
08/01/16 to 08/31/16	100,000	$30.84
09/01/16 to 09/30/16	750,000	$33.28
ProShares VIX Mid-Term Futures ETF
07/01/16 to 07/31/16	—	$—
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	50,000	$47.94
ProShares Short VIX Short-Term Futures ETF
07/01/16 to 07/31/16	8,800,000	$55.64
08/01/16 to 08/31/16	4,850,000	$72.16
09/01/16 to 09/30/16	2,450,000	$74.07
ProShares Ultra VIX Short-Term Futures ETF
07/01/16 to 07/31/16	1,972,839	$37.04
08/01/16 to 08/31/16	2,550,000	$21.16
09/01/16 to 09/30/16	17,300,000	$22.76
ProShares UltraShort Bloomberg Crude Oil
07/01/16 to 07/31/16	500,000	$104.29
08/01/16 to 08/31/16	150,000	$118.66
09/01/16 to 09/30/16	550,000	$97.61
ProShares UltraShort Bloomberg Natural Gas
07/01/16 to 07/31/16	250,000	$38.96
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	50,000	$38.69
ProShares UltraShort Gold
07/01/16 to 07/31/16	—	$—
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	—	$—
ProShares UltraShort Silver
07/01/16 to 07/31/16	—	$—
08/01/16 to 08/31/16	100,000	$29.07
09/01/16 to 09/30/16	50,000	$27.94
ProShares Short Euro
07/01/16 to 07/31/16	50,000	$43.21
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	—	$—
ProShares UltraShort Australian Dollar
07/01/16 to 07/31/16	—	$—
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	—	$—

ProShares UltraShort Euro
07/01/16 to 07/31/16	—	$—
08/01/16 to 08/31/16	500,000	$23.79
09/01/16 to 09/30/16	—	$—
ProShares UltraShort Yen
07/01/16 to 07/31/16	—	$—
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	—	$—
ProShares Ultra Bloomberg Crude Oil
07/01/16 to 07/31/16	800,000	$11.11
08/01/16 to 08/31/16	7,550,000	$10.91
09/01/16 to 09/30/16	7,900,000	$10.22
ProShares Ultra Bloomberg Natural Gas
07/01/16 to 07/31/16	550,000	$15.99
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	400,000	$15.52
ProShares Ultra Gold
07/01/16 to 07/31/16	50,000	$44.33
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	—	$—
ProShares Ultra Silver
07/01/16 to 07/31/16	300,000	$52.17
08/01/16 to 08/31/16	550,000	$50.32
09/01/16 to 09/30/16	200,000	$47.91
ProShares Ultra Euro
07/01/16 to 07/31/16	—	$—
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	—	$—
ProShares Ultra Yen
07/01/16 to 07/31/16	—	$—
08/01/16 to 08/31/16	—	$—
09/01/16 to 09/30/16	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: November 9, 2016

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: November 9, 2016