Form 10-K
period 2016-12-31
ProShares Trust II
filed 2017-03-01
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34200

PROSHARES TRUST II

(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2016 and the number of outstanding units for each Fund as of February 24, 2017 are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2016	Number of Outstanding Units as of February 24, 2017
ProShares VIX Short-Term Futures ETF	$193,732,260	9,859,451
ProShares VIX Mid-Term Futures ETF	42,675,530	1,112,403
ProShares Short VIX Short-Term Futures ETF	677,028,000	2,150,000
ProShares Ultra VIX Short-Term Futures ETF	867,583,104	20,277,809
ProShares UltraShort Bloomberg Crude Oil	164,867,666	7,839,884
ProShares UltraShort Bloomberg Natural Gas	2,548,778	224,832
ProShares UltraShort Gold	55,788,460	446,977
ProShares UltraShort Silver	30,604,790	616,976
ProShares Short Euro	17,124,000	350,000
ProShares UltraShort Australian Dollar	18,714,500	300,000
ProShares UltraShort Euro	386,688,000	11,900,000
ProShares UltraShort Yen	193,721,394	3,499,290
ProShares Ultra Bloomberg Crude Oil	902,787,523	34,011,317
ProShares Ultra Bloomberg Natural Gas	43,104,283	4,642,169
ProShares Ultra Gold	101,317,500	2,750,000
ProShares Ultra Silver	405,029,394	8,096,526
ProShares Ultra Euro	9,516,000	900,000
ProShares Ultra Yen	7,268,819	99,970

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1.     Business.

Summary

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2016, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below. The Matching VIX Funds are collectively referred to as the “Matching Funds” in this Annual Report on Form 10-K. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K. The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Annual Report on Form 10-K.

On February 18, 2016, the Trust announced plans to liquidate ProShares Managed Futures Strategy (ticker symbol: FUTS). ProShares Managed Futures Strategy was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on March 18, 2016. Beginning March 21, 2016, no secondary market for ProShares Managed Futures Strategy’s Shares remained. Proceeds of the liquidation were distributed to shareholders on March 30, 2016. Any shareholders remaining in the fund on March 30, 2016 automatically had their shares redeemed for cash at ProShares Managed Futures Strategy’s net asset value per Share as of March 21, 2016. On March 31, 2016, the NYSE Arca filed a Form 25 removing the listing of ProShares Managed Futures Strategy on the NYSE Arca. On April 11, 2016, a Form 15 was filed with the SEC terminating the registration of ProShares Managed Futures Strategy.

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

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “Short Funds,” “UltraShort Funds,” or “Ultra Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

Each of the Funds generally invest in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to its applicable commodity futures index, commodity, currency exchange rate or equity volatility index. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

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

Each Geared Fund continuously offers and redeems its Shares in blocks of 50,000 Shares and each Matching VIX Fund continuously offers and redeems shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV per Share and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. Additionally, the price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive any fees or compensation in connection with their sale of Shares to the public from any Fund, the Sponsor, or any of their affiliates. An Authorized Participant may receive commissions or fees from investors who purchase Shares through their commission or fee-based brokerage accounts.

As of December 31, 2016, ProShare Capital Management LLC, a Maryland limited liability company, served as the Trust’s Sponsor (the “Sponsor”) and commodity pool operator. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, which the Sponsor believes in combination, should produce daily returns consistent with a Fund’s objective. The Sponsor relies upon a pre-determined model to generate orders that result in repositioning each Fund’s investments in accordance with their respective investment objectives. Each Geared Fund invests principally in any one of or combinations of Financial Instruments, including swap agreements, futures contracts, forward contracts and other instruments with respect to the applicable Fund’s benchmark to the extent determined appropriate by the Sponsor. The types of commodity or currency interests in which each Commodity Index Fund or Currency Fund invests may vary daily. The Funds do not currently intend to invest directly in any commodity or currency. Each VIX Fund intends to obtain exposure to the applicable equity market volatility index by primarily investing in VIX futures contracts based on the VIX. Each Fund will also hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) for direct investment or as collateral for Financial Instruments. Each Fund may invest up to 100% of its assets in any of these types of cash or cash equivalent securities.

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

Information About Financial Instruments and Commodities Markets

Swap Agreements

Swap agreements are two-party contracts that have traditionally been entered into primarily by institutional investors in over the counter (“OTC”) markets for a specified period ranging from a day to more than a year. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivatives markets, including a requirement to execute certain swap and forward transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index for a fixed or floating rate of return (the “interest rate leg,” which will also include the cost of borrowing for short swaps) in respect of a predetermined notional amount. The notional amount of the agreement reflects the extent of a Fund’s total investment exposure under the swap agreement. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to the notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects a Fund’s total investment exposure under the swap agreement (i.e., the entire face amount or principal of a swap agreement), the net amount is a Fund’s current obligations (or rights) under the swap agreement, which is the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date. In a typical swap agreement entered into by an UltraShort Fund or a Short Fund, absent fees, transaction costs and interest, such Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases. In a typical swap agreement entered into by an Ultra Fund, absent fees, transaction costs and interest, the Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases. In the case of futures contracts-based indexes, such as those used by the VIX Fund and the Commodity Index Funds, the reference interest rate is zero, although a financing spread or fee is normally still applied.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2016, 25 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Kosovo, Latvia, Lithuania, Luxembourg, Malta, Monaco, Montenegro, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, Spain and the Vatican City.

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

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on November 30, 2016, the VIX was 13.33 and the price of the December 2016 VIX futures contracts expiring on December 21, 2016 was 14.53. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from November 30, 2016 to December 30, 2016) of the S&P 500 and the February VIX futures contracts represented forward implied volatility (the volatility expected for the period from December 21, 2016 to January 20, 2017 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2016, the S&P 500 included companies with capitalizations between $2.4 billion and $617.6 billion. The average capitalization of the companies comprising the Index was approximately $40 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

Underlying Benchmark	Create/Redeem Cutoff		NAV Calculation Time
Silver	6:30 a.m. (Eastern Time	)	7:00 a.m. (Eastern Time	)*
Gold	9:30 a.m. (Eastern Time	)	10:00 a.m. (Eastern Time	)*
S&P 500 VIX Short-Term Futures Index	2:00 p.m. (Eastern Time	)	4:15 p.m. (Eastern Time	)
S&P 500 VIX Mid-Term Futures Index	2:00 p.m. (Eastern Time	)	4:15 p.m. (Eastern Time	)
Bloomberg WTI Crude Oil SubindexSM	2:00 p.m. (Eastern Time	)	2:30 p.m. (Eastern Time	)
Bloomberg Natural Gas SubindexSM	2:00 p.m. (Eastern Time	)	2:30 p.m. (Eastern Time	)
Australian dollar	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)
Euro	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)
Yen	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

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

Futures contracts traded on a U.S. exchange are calculated at their then-current market value, which is based upon the settlement price (for the VIX Funds and the Commodity Index Funds) or the last traded price before the NAV time (for the Currency Funds), for that particular futures contract traded on the applicable U.S. exchange on the date with respect to which the NAV is being determined. If a futures contract traded on a U.S. exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

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

Licensing Fee

The Sponsor pays S&P a licensing fee for use of the VIX Futures Indexes as the benchmarks for the VIX Funds.

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

Non-Recurring Fees and Expenses

Each Fund pays all its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses that are unexpected or unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements. For purposes of this section:

•	The term “Matching VIX Fund” refers to ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF;

•	The term “Geared VIX Fund” refers to ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF;

•	The term “VIX Fund” refers to each Geared VIX Fund and each Matching VIX Fund;

•	The term “Geared Fund” refers to ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen, and each Geared VIX Fund;

•	The term “Commodity Index Fund” refers to ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil and ProShares Ultra Bloomberg Natural Gas;

•	The term “Commodity Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver; and

•	The term “Currency Fund” refers to ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Euro and ProShares Ultra Yen.

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

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-1x, -2x or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the fund’s performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 68%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 8.58% to 68.45%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2016
S&P 500 VIX Short-Term Futures Index	SPVXSPID	68.45%
S&P 500 VIX Mid-Term Futures Index	SPVXMPID	31.92%
Bloomberg WTI Crude Oil SubindexSM	BCOMCL	33.39%
Bloomberg Natural Gas SubindexSM	BCOMNG	40.11%
The daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price	GOLDLNPM	16.71%
The daily performance of silver bullion as measured by the London Silver Price	SLVRLN	27.27%
The U.S. dollar price of the euro	USDEUR	8.58%
The U.S. dollar price of the Japanese yen	USDJPY	9.80%
The U.S. dollar price of the Australian dollar	USDAUD	10.06%

The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-1x, -2x or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than that shown. The tables below show examples in which a Geared Fund has an investment objective to correspond (before fees and expenses) to the inverse (-1), two times the inverse (-2x) or two times (2x) the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the tables below show, with a benchmark volatility of [40]%, such a fund would return [3.1]%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

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

Risks Specific to the Commodity Index Funds, the Commodity Funds, the Currency Funds and the VIX Funds.

With regard to the Commodity Index Funds and the Commodity Fund, several factors may affect the price of commodities and, in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

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

With regard to the VIX Funds, several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund, including, but not limited to:

•	Prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500, the equity securities included in the S&P 500 and prevailing market prices of options on the S&P 500, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 and the VIX or VIX futures contracts;

•	Interest rates;

•	Inflation rates and investor’s expectations concerning inflation rates;

•	Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of the Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivatives markets;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500; and

•	The level of contango or backwardation in the VIX futures contracts market.

These factors interrelate in complex ways, and the effect of one factor on the market value of a Fund may offset or enhance the effect of another factor. In addition, the impact of changes in the level of a commodity index or the value of a commodity or currency will affect investors differently depending upon the Commodity Index Fund, Commodity Fund, Currency Fund or VIX Fund in which an investor invests. Daily increases in the level of a commodity index or a VIX futures index or the value of a commodity or currency will negatively impact the daily performance of Shares of the Short and UltraShort Commodity Index, Commodity, Currency or VIX Funds.

The Commodity Index Funds are linked to indexes comprised of commodity futures contracts and/or financial futures contracts, and are not directly linked to the “spot” prices of the underlying physical commodities or financial assets. Futures contracts may perform very differently from the spot price of the underlying physical commodities or financial assets.

Each Commodity Index Fund is designed to correspond (before fees and expenses) to the performance of, or a multiple or an inverse multiple of, the daily performance of its applicable benchmark, which is intended to reflect the performance of the prices of futures contracts on certain physical commodities and/or financial assets. The

Commodity Index Funds are not directly linked to the “spot” price of the physical commodities. While prices of swaps, futures contracts and other derivatives contracts are, as a rule, related to the prices of an underlying cash market, they are not perfectly correlated and often can perform very differently. It is possible that during certain time periods, the performance of different derivatives contracts may be substantially lower or higher than cash market prices for the underlying commodity or financial asset due to differences in derivatives contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivatives markets. Depending upon the direction and level of the benchmark changes, the Funds may underperform or outperform a portfolio of cash market commodities or financial assets.

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

Investments linked to volatility, commodity, currency or fixed income markets can be highly volatile compared to investments in traditional securities and the Funds may experience large losses. The value of these investments may be affected by changes in overall market movements, commodity or currency benchmarks (as the case may be), volatility, changes in interest rates, changes in inflation rates and investors’ expectations concerning inflation rates or factors affecting a particular industry, commodity or currency. For example, commodity futures contracts (as may be held by the Commodity Index Funds) may be affected by numerous factors, including drought, floods, fires, weather, livestock diseases, pipeline ruptures or spills, embargoes, tariffs and international, economic, political or regulatory developments. In particular, trading in VIX futures contracts and trading in natural gas futures contracts (or other Financial Instruments linked to natural gas) have been very volatile and can be expected to be very volatile in the future. High volatility may have an adverse impact on the Funds beyond the impact of any performance-based losses of the underlying benchmark.

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

The VIX Fund and the Commodity Index Funds are linked to indexes maintained by an index provider, either Standard & Poor’s (“S&P”) or Bloomberg, as applicable, each of which is unaffiliated with the Funds or the Sponsor. The policies implemented by each index provider concerning the calculation of the level of an index or the composition of an index could affect the level of an index and, therefore, the value of the corresponding Fund’s Shares. An index provider may change the composition of the indexes, or make other methodological changes that could change the level of an index. Additionally, an index provider may alter, discontinue or suspend calculation or dissemination of an index. Any of these actions could adversely affect the value of Shares of a Fund using that index as a benchmark. An index provider has no obligation to consider Fund shareholder interests in calculating or revising an index. In addition, for the VIX Fund, the CBOE can make methodological changes to the calculation of the VIX that could affect the value of VIX futures contracts and, consequently, the value of the VIX Fund’s Shares. There can be no assurance that the CBOE will not change the VIX calculation methodology in a way which may affect the value of the VIX Fund’s Shares. The CBOE may also alter, discontinue or suspend calculation or dissemination of the VIX and/or exercise settlement value. Any of these actions could adversely affect the value of such Fund’s Shares.

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

Certain of the Funds will use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks or in other swap agreements or forward contracts if such instruments tend to exhibit trading prices or returns that correlate with its benchmark or a component of the benchmark and will further the investment objective of the Fund. Each of the other Funds may invest in swap agreements (for the VIX Funds and the Natural Gas Funds) or forward contracts (for the other Currency Funds: ProShares Short Euro, and ProShares UltraShort Australian Dollar) if position accountability rules or position limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevent such Fund from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, the Funds, under these circumstances, could have 100% exposure to swap agreements or forward contracts, as applicable.

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

As of December 31, 2016, the Funds’ approved counterparties for swap agreements and forward contracts are: Deutsche Bank AG, Citibank N.A., UBS AG, Goldman Sachs International and Société Générale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Six of the Funds, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold, and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. One of the Funds, ProShares UltraShort Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2016

Fund	High	Low
ProShares VIX Short-Term Futures ETF*
First Quarter	$98.80	$57.95
Second Quarter	62.70	42.55
Third Quarter	45.25	27.75
Fourth Quarter	31.59	19.82
ProShares VIX Mid-Term Futures ETF
First Quarter	$66.66	$52.71
Second Quarter	56.59	50.57
Third Quarter	52.70	45.54
Fourth Quarter	46.69	41.16
ProShares Short VIX Short-Term Futures ETF
First Quarter	$50.88	$31.23
Second Quarter	65.19	41.89
Third Quarter	79.08	49.63
Fourth Quarter	97.82	64.32
ProShares Ultra VIX Short-Term Futures ETF*#
First Quarter	$290.20	$95.55
Second Quarter	110.36	47.15
Third Quarter	45.80	16.03
Fourth Quarter	20.39	7.63
ProShares UltraShort Bloomberg Crude Oil#
First Quarter	$227.5	$110.68
Second Quarter	148.86	74.12
Third Quarter	119.82	78.98
Fourth Quarter	97.89	63.05
ProShares UltraShort Bloomberg Natural Gas*
First Quarter	$84.81	$42.23
Second Quarter	70.63	34.06
Third Quarter	41.26	31.48
Fourth Quarter	45.35	21.90
ProShares UltraShort Gold
First Quarter	$112.34	$78.41
Second Quarter	84.95	69.72

Fund	High	Low
Third Quarter	71.28	65.57
Fourth Quarter	94.48	70.55
ProShares UltraShort Silver
First Quarter	$64.61	$46.77
Second Quarter	52.58	31.65
Third Quarter	31.01	25.41
Fourth Quarter	39.79	29.52
ProShares Short Euro
First Quarter	$44.26	$41.76
Second Quarter	43.79	41.03
Third Quarter	43.30	41.73
Fourth Quarter	45.75	42.22
ProShares UltraShort Australian Dollar
First Quarter	$65.86	$51.96
Second Quarter	58.30	49.29
Third Quarter	53.67	49.17
Fourth Quarter	56.16	48.06
ProShares UltraShort Euro
First Quarter	$26.26	$23.06
Second Quarter	24.84	22.46
Third Quarter	24.94	23.18
Fourth Quarter	27.87	23.79
ProShares UltraShort Yen
First Quarter	$89.81	$74.50
Second Quarter	76.30	60.61
Third Quarter	67.94	58.96
Fourth Quarter	82.49	60.50
ProShares Ultra Bloomberg Crude Oil#
First Quarter	$12.51	$6.41
Second Quarter	14.13	7.77
Third Quarter	12.59	7.84
Fourth Quarter	11.77	8.30
ProShares Ultra Bloomberg Natural Gas
First Quarter	$20.23	$8.84
Second Quarter	17.65	10.16
Third Quarter	18.54	13.33
Fourth Quarter	19.94	10.88
ProShares Ultra Gold
First Quarter	$42.29	$30.56
Second Quarter	45.25	37.85
Third Quarter	47.79	43.64
Fourth Quarter	43.80	31.88
ProShares Ultra Silver
First Quarter	$35.05	$26.99
Second Quarter	47.67	30.79
Third Quarter	56.55	45.49
Fourth Quarter	46.34	31.36
ProShares Ultra Euro
First Quarter	$16.94	$15.09
Second Quarter	17.33	15.58
Third Quarter	16.59	15.44
Fourth Quarter	16.08	13.54

Fund	High	Low
ProShares Ultra Yen
First Quarter	$63.49	$53.40
Second Quarter	69.89	60.92
Third Quarter	77.07	67.58
Fourth Quarter	76.15	54.00

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K
#	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Fiscal Year 2015

Fund	High	Low
ProShares VIX Short-Term Futures ETF*
First Quarter	$124.15	$81.90
Second Quarter	87.80	56.10
Third Quarter	104.85	51.60
Fourth Quarter	88.40	58.95
ProShares VIX Mid-Term Futures ETF
First Quarter	$69.26	$59.40
Second Quarter	62.14	51.80
Third Quarter	70.77	49.07
Fourth Quarter	64.15	51.90
ProShares Short VIX Short-Term Futures ETF
First Quarter	$70.77	$48.51
Second Quarter	98.13	65.84
Third Quarter	97.13	41.63
Fourth Quarter	64.74	43.08
ProShares Ultra VIX Short-Term Futures ETF*#
First Quarter	$4,251.25	$1,750.00
Second Quarter	2,001.25	783.25
Third Quarter	2,281.25	608.50
Fourth Quarter	1,496.50	595.75
ProShares UltraShort Bloomberg Crude Oil#
First Quarter	$55.47	$33.26
Second Quarter	43.04	25.45
Third Quarter	68.59	29.40
Fourth Quarter	73.85	34.96
ProShares UltraShort Bloomberg Natural Gas*
First Quarter	$31.25	$20.33
Second Quarter	32.96	20.83
Third Quarter	32.63	22.84
Fourth Quarter	74.30	31.33
ProShares UltraShort Gold
First Quarter	$105.58	$81.59
Second Quarter	100.58	90.40
Third Quarter	115.85	98.09
Fourth Quarter	118.85	93.48
ProShares UltraShort Silver*
First Quarter	$60.89	$42.25
Second Quarter	56.51	43.25
Third Quarter	66.70	53.43
Fourth Quarter	66.29	47.04

Fund	High	Low
ProShares Short Euro
First Quarter	$46.16	$40.29
Second Quarter	45.59	41.93
Third Quarter	44.21	40.26
Fourth Quarter	45.14	41.52
ProShares UltraShort Australian Dollar
First Quarter	$58.62	$50.07
Second Quarter	58.17	49.70
Third Quarter	66.91	55.24
Fourth Quarter	64.60	57.40
ProShares UltraShort Euro
First Quarter	$28.58	$21.84
Second Quarter	27.88	23.55
Third Quarter	26.20	22.26
Fourth Quarter	27.18	23.04
ProShares UltraShort Yen
First Quarter	$91.49	$84.06
Second Quarter	97.60	86.80
Third Quarter	96.20	83.73
Fourth Quarter	93.23	85.29
ProShares Ultra Bloomberg Crude Oil#
First Quarter	$103.60	$58.90
Second Quarter	107.20	68.70
Third Quarter	87.84	34.10
Fourth Quarter	54.90	23.12
ProShares Ultra Bloomberg Natural Gas
First Quarter	$78.48	$45.00
Second Quarter	58.64	38.40
Third Quarter	48.70	31.70
Fourth Quarter	32.75	12.42
ProShares Ultra Gold
First Quarter	$46.85	$35.69
Second Quarter	40.93	36.54
Third Quarter	37.18	31.30
Fourth Quarter	37.75	29.06
ProShares Ultra Silver
First Quarter	$52.29	$35.37
Second Quarter	46.83	35.47
Third Quarter	37.17	28.40
Fourth Quarter	38.32	26.55
ProShares Ultra Euro
First Quarter	$19.65	$14.80
Second Quarter	17.62	14.96
Third Quarter	18.19	15.63
Fourth Quarter	17.48	14.67
ProShares Ultra Yen
First Quarter	$59.88	$54.16
Second Quarter	57.16	50.86
Third Quarter	58.07	51.08
Fourth Quarter	56.88	52.07

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.
#	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

The approximate number of holders of the Shares of each Fund as of December 31, 2016 was as follows:

Fund	Number of Holders
ProShares VIX Short-Term Futures ETF	10,801
ProShares VIX Mid-Term Futures ETF	3,312
ProShares Short VIX Short-Term Futures ETF	7,176
ProShares Ultra VIX Short-Term Futures ETF	54,018
ProShares UltraShort Bloomberg Crude Oil	9,561
ProShares UltraShort Bloomberg Natural Gas	508
ProShares UltraShort Gold	2,931
ProShares UltraShort Silver	2,757
ProShares Short Euro	530
ProShares UltraShort Australian Dollar	410
ProShares UltraShort Euro	13,966
ProShares UltraShort Yen	7,651
ProShares Ultra Bloomberg Crude Oil	53,851
ProShares Ultra Bloomberg Natural Gas	3,512
ProShares Ultra Gold	8,995
ProShares Ultra Silver	23,801
ProShares Ultra Euro	2,045
ProShares Ultra Yen	255
Total:	206,080

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2016. The Funds have no obligation to make periodic distributions to Shareholders.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a

Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1. No additional shares were registered. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. Thus, as of December 31, 2015, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-202724); and 2) a Form S-3 Registration Statement (No. 333-199641).

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

Title of Securities Registered	Amount Registered As of December 31, 2016	Shares Sold For the Three Months Ended December 31, 2016	Sale Price of Shares Sold For the Three Months Ended December 31, 2016	Shares Sold For the Year Ended December 31, 2016	Sale Price of Shares Sold For the Year Ended December 31, 2016
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest*	$1,293,316,711	2,275,000	$53,644,908	12,265,000	$515,131,303
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$563,939,418	150,000	$6,824,007	1,100,000	$55,230,587
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,637,796,044	8,900,000	$694,142,241	52,950,000	$2,867,628,691
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest*#	$5,829,405,324	13,530,000	$811,415,169	28,958,000	$4,540,375,465
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest#	$1,459,211,527	5,400,000	$192,273,828	18,500,000	$1,002,034,810
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest*	$348,379,729	100,000	$2,708,916	950,000	$40,020,426
ProShares UltraShort Gold Common Units of Beneficial Interest	$188,646,875	50,000	$4,117,265	1,050,000	$83,353,994

Title of Securities Registered	Amount Registered As of December 31, 2016	Shares Sold For the Three Months Ended December 31, 2016	Sale Price of Shares Sold For the Three Months Ended December 31, 2016	Shares Sold For the Year Ended December 31, 2016	Sale Price of Shares Sold For the Year Ended December 31, 2016
ProShares UltraShort Silver Common Units of Beneficial Interest	$1,955,587,074	50,000	$1,751,904	1,650,000	$69,113,968
ProShares Short Euro Common Units of Beneficial Interest	$153,418,934	—	$—	50,000	$2,109,382
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	—	$—	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,955,170,892	—	$—	650,000	$15,418,329
ProShares UltraShort Yen Common Units of Beneficial Interest	$785,286,665	200,000	$14,691,897	2,300,000	$150,763,218
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest#	$4,410,088,158	12,400,000	$220,355,404	62,875,000	$1,094,604,444
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$459,783,760	1,250,000	$16,233,792	3,450,000	$40,783,818
ProShares Ultra Gold Common Units of Beneficial Interest	$277,649,678	900,000	$35,154,489	1,050,000	$41,599,776
ProShares Ultra Silver Common Units of Beneficial Interest	$1,367,128,153	1,300,000	$48,682,187	2,800,000	$104,165,405
ProShares Ultra Euro Common Units of Beneficial Interest	$123,444,588	250,000	$3,797,058	300,000	$4,628,749
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—	—	$—
Total:	$25,119,750,947	46,755,000	$2,105,793,065	190,898,000	$10,626,962,365

c)	From October 1, 2016 through December 31, 2016, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares VIX Short-Term Futures ETF
10/01/16 to 10/31/16	150,000	$29.59
11/01/16 to 11/30/16	1,425,000	$28.20
12/01/16 to 12/31/16	475,000	$21.65
ProShares VIX Mid-Term Futures ETF
10/01/16 to 10/31/16	—	$—
11/01/16 to 11/30/16	250,000	$43.05
12/01/16 to 12/31/16	100,000	$41.80
ProShares Short VIX Short-Term Futures ETF
10/01/16 to 10/31/16	4,900,000	$76.59
11/01/16 to 11/30/16	5,300,000	$81.44
12/01/16 to 12/31/16	3,150,000	$95.99
ProShares Ultra VIX Short-Term Futures ETF#
10/01/16 to 10/31/16	4,190,000	$82.94
11/01/16 to 11/30/16	3,450,000	$85.67
12/01/16 to 12/31/16	2,770,000	$44.24

ProShares UltraShort Bloomberg Crude Oil#
10/01/16 to 10/31/16	1,400,000	$38.25
11/01/16 to 11/30/16	1,800,000	$46.29
12/01/16 to 12/31/16	600,000	$33.51
ProShares UltraShort Bloomberg Natural Gas
10/01/16 to 10/31/16	—	$—
11/01/16 to 11/30/16	100,000	$43.21
12/01/16 to 12/31/16	—	$—
ProShares UltraShort Gold
10/01/16 to 10/31/16	350,000	$76.53
11/01/16 to 11/30/16	—	$—
12/01/16 to 12/31/16	100,000	$91.21
ProShares UltraShort Silver
10/01/16 to 10/31/16	500,000	$33.29
11/01/16 to 11/30/16	250,000	$31.47
12/01/16 to 12/31/16	100,000	$37.58
ProShares Short Euro
10/01/16 to 10/31/16	—	$—
11/01/16 to 11/30/16	—	$—
12/01/16 to 12/31/16	—	$—
ProShares UltraShort Australian Dollar
10/01/16 to 10/31/16	50,000	$50.35
11/01/16 to 11/30/16	—	$—
12/01/16 to 12/31/16	—	$—
ProShares UltraShort Euro
10/01/16 to 10/31/16	600,000	$25.25
11/01/16 to 11/30/16	1,300,000	$25.64
12/01/16 to 12/31/16	800,000	$27.14
ProShares UltraShort Yen
10/01/16 to 10/31/16	—	$—
11/01/16 to 11/30/16	350,000	$67.07
12/01/16 to 12/31/16	750,000	$77.90
ProShares Ultra Bloomberg Crude Oil#
10/01/16 to 10/31/16	6,975,000	$22.46
11/01/16 to 11/30/16	550,000	$20.52
12/01/16 to 12/31/16	11,475,000	$23.04
ProShares Ultra Bloomberg Natural Gas
10/01/16 to 10/31/16	250,000	$16.95
11/01/16 to 11/30/16	100,000	$15.25
12/01/16 to 12/31/16	800,000	$17.34
ProShares Ultra Gold
10/01/16 to 10/31/16	50,000	$40.87
11/01/16 to 11/30/16	200,000	$37.13
12/01/16 to 12/31/16	100,000	$34.64
ProShares Ultra Silver
10/01/16 to 10/31/16	—	$—
11/01/16 to 11/30/16	550,000	$37.66
12/01/16 to 12/31/16	100,000	$31.71
ProShares Ultra Euro
10/01/16 to 10/31/16	—	$—
11/01/16 to 11/30/16	—	$—
12/01/16 to 12/31/16	—	$—
ProShares Ultra Yen
10/01/16 to 10/31/16	—	$—
11/01/16 to 11/30/16	—	$—
12/01/16 to 12/31/16	—	$—

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and the Share splits for ProShares UltraShort Bloomberg Natural Gas.
#	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for ProShares Ultra Bloomberg Crude Oil and ProShares Ultra VIX Short-Term Futures ETF and the Share split for ProShares UltraShort Bloomberg Crude Oil.

Item 6.	Selected Financial Data.

Financial Highlights for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$174,247,783	$105,350,240	$111,540,076	$279,169,502	$183,678,945
Total shareholders’ equity at end of period	174,160,146	105,272,823	111,459,325	270,398,554	137,657,464
Net investment income (loss)	(1,436,647)	(1,150,794)	(1,118,548)	(1,584,119)	(1,053,112)
Net realized and unrealized gain (loss)	(194,856,158)	(26,753,742)	22,228,972	(161,051,480)	(159,588,720)
Net income (loss)	(196,292,805)	(27,904,536)	21,110,424	(162,635,599)	(160,641,832)
Net increase (decrease) in net asset value per share*	(45.00)	(38.45)	(38.03)	(277.00)	(1,489.68)

PROSHARES VIX MID-TERM FUTURES ETF
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$47,936,506	$27,671,016	$29,430,266	$56,501,754	$89,824,581
Total shareholders’ equity at end of period	45,818,914	27,650,638	21,459,575	51,134,323	37,302,992
Net investment income (loss)	(294,491)	(240,600)	(386,478)	(546,566)	(786,167)
Net realized and unrealized gain (loss)	(12,029,971)	(3,939,933)	(9,219,527)	(31,648,251)	(70,590,582)
Net income (loss)	(12,324,462)	(4,180,533)	(9,606,005)	(32,194,817)	(71,376,749)
Net increase (decrease) in net asset value per share	(11.82)	(9.64)	(13.58)	(61.62)	(157.76)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$228,630,598	$674,236,256	$541,342,389	$141,868,875	$95,411,974
Total shareholders’ equity at end of period	228,075,387	642,811,361	506,556,124	141,751,202	82,663,633
Net investment income (loss)	(5,396,850)	(5,798,200)	(4,285,469)	(1,328,369)	(437,699)
Net realized and unrealized gain (loss)	419,316,869	96,936,157	52,474,493	96,687,035	11,731,268
Net income (loss)	413,920,019	91,137,957	48,189,024	95,358,666	11,293,569
Net increase (decrease) in net asset value per share	40.42	(10.59)	(6.10)	34.43	20.13

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$552,972,566	$560,771,363	$358,364,869	$229,779,878	$156,387,315
Total shareholders’ equity at end of period	515,758,754	547,708,740	351,789,953	226,233,584	84,716,132
Net investment income (loss)	(8,936,777)	(7,410,148)	(5,359,486)	(4,828,761)	(3,001,646)
Net realized and unrealized gain (loss)	(1,587,220,286)	(419,888,086)	(75,812,141)	(432,159,208)	(506,284,763)
Net income (loss)	(1,596,157,063)	(427,298,234)	(81,171,627)	(436,987,969)	(509,286,409)
Net increase (decrease) in net asset value per share*#	(658.62)	(2,434.37)	(5,249.07)	(92,227.44)	(3,193,091.35)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$213,341,677	$96,858,373	$173,193,149	$258,594,876	$96,137,916
Total shareholders’ equity at end of period	200,958,303	95,897,894	169,210,110	256,060,149	89,481,266
Net investment income (loss)	(1,408,964)	(2,166,211)	(2,415,841)	(2,544,628)	(1,078,664)
Net realized and unrealized gain (loss)	(90,265,381)	57,732,875	145,729,447	(6,221,827)	35,047,625
Net income (loss)	(91,674,345)	55,566,664	143,313,606	(8,766,455)	33,968,961
Net increase (decrease) in net asset value per share#	(34.90)	27.61	23.12	(4.28)	0.74

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$4,042,309	$11,260,804	$14,698,814	$22,744,708	$12,780,598
Total shareholders’ equity at end of period	4,038,794	10,462,856	14,688,564	22,734,767	12,768,340
Net investment income (loss)	(122,172)	(177,124)	(460,907)	(209,360)	(196,407)
Net realized and unrealized gain (loss)	2,578,744	8,800,372	11,696,119	(1,952,152)	241,864
Net income (loss)	2,456,572	8,623,248	11,235,212	(2,161,512)	45,457
Net increase (decrease) in net asset value per share*	(23.43)	18.54	4.67	(10.73)	2.31

PROSHARES ULTRASHORT GOLD

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$63,709,441	$75,031,735	$84,214,601	$154,835,279	$92,495,298
Total shareholders’ equity at end of period	63,653,647	74,971,764	81,861,762	139,436,456	92,416,742
Net investment income (loss)	(461,423)	(703,582)	(857,817)	(1,175,860)	(1,106,213)
Net realized and unrealized gain (loss)	(11,000,717)	16,807,446	(13,246,612)	63,024,399	(39,758,386)
Net income (loss)	(11,462,140)	16,103,864	(14,104,429)	61,848,539	(40,864,599)
Net increase (decrease) in net asset value per share	(24.55)	19.23	(6.87)	39.65	(18.84)

PROSHARES ULTRASHORT SILVER
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$23,037,206	$56,035,123	$53,254,791	$115,311,683	$105,882,964
Total shareholders’ equity at end of period	23,017,656	55,987,938	53,007,867	112,989,686	100,656,703
Net investment income (loss)	(255,853)	(516,464)	(585,841)	(973,304)	(1,403,142)
Net realized and unrealized gain (loss)	(20,928,956)	14,943,700	17,926,873	91,898,519	(51,826,102)
Net income (loss)	(21,184,809)	14,427,236	17,341,032	90,925,215	(53,229,244)
Net increase (decrease) in net asset value per share	(27.27)	6.77	12.92	19.19	(12.64)

PROSHARES SHORT EURO
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$15,859,440	$17,524,993	$14,032,932	$8,903,836	$3,804,040
Total shareholders’ equity at end of period	15,770,088	17,510,898	14,021,804	8,896,842	3,763,040
Net investment income (loss)	(122,728)	(178,761)	(118,247)	(51,170)	(17,891)
Net realized and unrealized gain (loss)	553,281	1,417,580	2,011,540	(359,542)	(219,269)
Net income (loss)	430,553	1,238,819	1,893,293	(410,712)	(237,160)
Net increase (decrease) in net asset value per share	1.28	3.72	4.48	(2.04)	(2.37)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$16,658,768	$20,477,446	$23,139,187	$28,091,462	$3,832,949
Total shareholders’ equity at end of period	16,613,473	20,460,679	23,120,790	27,983,279	3,780,999
Net investment income (loss)	(145,652)	(209,987)	(213,183)	(159,424)	(16,229)
Net realized and unrealized gain (loss)	(1,183,820)	3,166,384	2,121,121	3,553,299	(202,972)
Net income (loss)	(1,329,472)	2,956,397	1,907,938	3,393,875	(219,201)
Net increase (decrease) in net asset value per share	(3.08)	7.08	4.74	8.83	(2.19)

PROSHARES ULTRASHORT EURO
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$356,811,359	$556,539,359	$519,833,940	$438,217,450	$553,957,981
Total shareholders’ equity at end of period	349,392,650	522,306,518	517,191,349	418,001,115	526,778,026
Net investment income (loss)	(2,764,657)	(5,000,587)	(3,994,145)	(4,375,512)	(7,447,508)
Net realized and unrealized gain (loss)	19,174,666	86,176,969	114,182,807	(48,644,550)	(33,586,639)
Net income (loss)	16,410,009	81,176,382	110,188,662	(53,020,062)	(41,034,147)
Net increase (decrease) in net asset value per share	1.54	3.95	4.53	(1.96)	(1.32)

PROSHARES ULTRASHORT YEN
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$277,139,658	$261,207,696	$534,061,601	$590,489,940	$409,067,507
Total shareholders’ equity at end of period	276,781,747	237,372,900	531,471,873	588,121,516	408,563,630
Net investment income (loss)	(1,609,562)	(3,623,678)	(3,741,601)	(4,398,231)	(2,184,694)
Net realized and unrealized gain (loss)	8,431,035	(3,541,134)	96,873,706	155,319,469	69,835,696
Net income (loss)	6,821,473	(7,164,812)	93,132,105	150,921,238	67,651,002
Net increase (decrease) in net asset value per share	(7.70)	(1.39)	18.47	20.11	9.80

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$962,419,733	$859,276,004	$532,881,413	$143,904,994	$499,982,244
Total shareholders’ equity at end of period	933,731,860	783,922,475	450,562,988	142,773,429	483,508,964
Net investment income (loss)	(6,631,380)	(8,473,155)	(1,766,364)	(2,196,281)	(3,248,430)
Net realized and unrealized gain (loss)	225,050,768	(863,611,244)	(368,561,922)	68,042,170	(17,357,813)
Net income (loss)	218,419,388	(872,084,399)	(370,328,286)	65,845,889	(20,606,243)
Net increase (decrease) in net asset value per share#	(1.81)	(76.33)	(219.42)	26.96	(114.89)

PROSHARES ULTRA BLOOMBERG NATURAL GAS
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$44,767,860	$38,879,917	$80,051,311	$68,626,038	$77,963,078
Total shareholders’ equity at end of period	43,203,386	38,851,184	70,433,207	62,915,779	73,019,370
Net investment income (loss)	(384,486)	(761,335)	(528,581)	(821,690)	(566,310)
Net realized and unrealized gain (loss)	13,794,133	(59,570,610)	(37,694,009)	41,585,400	(5,825,840)
Net income (loss)	13,409,647	(60,331,945)	(38,222,590)	40,763,710	(6,392,150)
Net increase (decrease) in net asset value per share	0.28	(43.08)	(93.70)	(0.84)	(251.71)

PROSHARES ULTRA GOLD
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$96,632,172	$72,172,441	$104,091,956	$141,039,466	$350,986,079
Total shareholders’ equity at end of period	92,127,200	69,864,815	102,003,345	132,017,405	335,054,752
Net investment income (loss)	(650,951)	(796,424)	(1,157,348)	(1,925,215)	(3,169,265)
Net realized and unrealized gain (loss)	3,617,098	(22,915,651)	(784,329)	(156,804,545)	31,641,746
Net income (loss)	2,966,147	(23,712,075)	(1,941,677)	(158,729,760)	28,472,481
Net increase (decrease) in net asset value per share	3.17	(10.27)	(1.25)	(42.51)	7.85

PROSHARES ULTRA SILVER

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$296,979,700	$239,160,686	$305,793,515	$468,353,977	$894,123,114
Total shareholders’ equity at end of period	275,779,940	216,416,642	291,169,743	465,479,519	747,725,400
Net investment income (loss)	(2,179,392)	(2,507,859)	(3,968,608)	(5,280,707)	(6,918,157)
Net realized and unrealized gain (loss)	63,914,077	(88,492,326)	(165,444,157)	(558,275,777)	(32,752,438)
Net income (loss)	61,734,685	(91,000,185)	(169,412,765)	(563,556,484)	(39,670,595)
Net increase (decrease) in net asset value per share	6.38	(12.31)	(23.96)	(108.56)	(0.87)

PROSHARES ULTRA EURO
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$12,500,772	$12,437,492	$3,089,736	$2,626,494	$4,876,503
Total shareholders’ equity at end of period	11,914,585	10,857,730	2,981,441	2,603,827	4,870,316
Net investment income (loss)	(74,522)	(104,071)	(22,247)	(35,024)	(60,126)
Net realized and unrealized gain (loss)	(1,039,312)	(1,274,395)	(625,043)	224,084	207,279
Net income (loss)	(1,113,834)	(1,378,466)	(647,290)	189,060	147,153
Net increase (decrease) in net asset value per share	(1.49)	(4.36)	(6.16)	1.68	0.46

PROSHARES ULTRA YEN
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total assets	$5,887,949	$5,483,876	$2,135,192	$2,960,724	$4,739,474
Total shareholders’ equity at end of period	5,540,957	5,473,848	2,118,028	2,795,026	4,227,995
Net investment income (loss)	(45,847)	(44,423)	(20,862)	(31,774)	(44,440)
Net realized and unrealized gain (loss)	113,155	(196,091)	(396,529)	(1,544,017)	(1,198,640)
Net income (loss)	67,308	(240,514)	(417,391)	(1,575,791)	(1,243,080)
Net increase (decrease) in net asset value per share	0.68	(1.72)	(18.05)	(38.21)	(33.15)

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.
#	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2016, 2015 and 2014, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Year Ended December 31, 2016	Interest Income Year Ended December 31, 2015	Interest Income Year Ended December 31, 2014
ProShares VIX Short-Term Futures ETF	$466,392	$42,319	$47,562
ProShares VIX Mid-Term Futures ETF	107,409	8,293	16,573
ProShares Short VIX Short-Term Futures ETF	1,126,057	180,686	81,544
ProShares Ultra VIX Short-Term Futures ETF	1,639,964	156,187	72,700
ProShares UltraShort Bloomberg Crude Oil	500,160	60,884	110,620
ProShares UltraShort Bloomberg Natural Gas	19,053	5,830	16,306
ProShares UltraShort Gold	164,570	31,999	40,675
ProShares UltraShort Silver	93,483	23,831	30,901
ProShares Short Euro	32,959	4,504	4,716
ProShares UltraShort Australian Dollar	43,459	5,998	8,225
ProShares UltraShort Euro	1,012,886	264,845	199,596
ProShares UltraShort Yen	531,771	135,814	197,253
ProShares Ultra Bloomberg Crude Oil	2,170,633	396,158	68,292
ProShares Ultra Bloomberg Natural Gas	72,943	20,167	15,961
ProShares Ultra Gold	249,319	42,700	54,755
ProShares Ultra Silver	842,215	156,353	179,642
ProShares Ultra Euro	25,015	2,797	1,083
ProShares Ultra Yen	16,858	3,609	1,101

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

The large size of the positions which a Fund may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Investments related to one benchmark, which in many cases is highly concentrated.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 22, 2017, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2016.

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

Results of Operations for the Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$105,272,823	$111,459,325	$270,398,554
NAV end of period	$174,160,146	$105,272,823	$111,459,325
Percentage change in NAV	65.4%	(5.6)%	(58.8)%
Shares outstanding beginning of period	1,589,962	1,064,962	1,894,962
Shares outstanding end of period	8,209,451	1,589,962	1,064,962
Percentage change in shares outstanding	416.3%	49.3%	(43.8)%
Shares created	12,265,000	2,495,000	2,115,000
Shares redeemed	5,645,511	1,970,000	2,945,000
Per share NAV beginning of period	$66.21	$104.66	$142.69
Per share NAV end of period	$21.21	$66.21	$104.66
Percentage change in per share NAV	(68.0)%	(36.7)%	(26.7)%
Percentage change in benchmark	(67.8)%	(36.1)%	(25.5)%
Benchmark annualized volatility	72.5%	78.6%	61.4%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 1,589,962 outstanding Shares at December 31, 2015 to 8,209,451 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2015 the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,064,962 outstanding Shares at December 31, 2014 to 1,589,962 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,894,962 outstanding Shares at December 31, 2013 to 1,064,962 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 68.0% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 36.7% for the year ended December 31, 2015, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 36.7% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 26.7% for the year ended December 31, 2014, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $97.95 per Share and reached its low for the year on December 27, 2016 at $19.78 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $120.75 per Share and reached its low for the year on August 10, 2015 at $51.75 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $181.25 per Share and reached its low for the year on December 5, 2014 at $86.25 per Share.

The benchmark’s decline of 67.8% for the year ended December 31, 2016, as compared to the benchmark’s decline of 36.1% for the year ended December 31, 2015, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2016. The benchmark’s decline of 36.1% for the year ended December 31, 2015, as compared to the benchmark’s decline of 25.5% for the year ended December 31, 2014, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(1,436,647)	$(1,150,794)	$(1,118,548)
Management fee	1,632,880	1,062,171	1,083,189
Brokerage commission	270,159	130,942	82,921
Net realized gain (loss)	(195,469,141)	(19,406,840)	(682,105)
Change in net unrealized appreciation/depreciation	612,983	(7,346,902)	22,911,077
Net income (loss)	$(196,292,805)	$(27,904,536)	$21,110,424

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a greater decline in the futures prices and benchmark volatility during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decline in the futures prices and benchmark volatility during the year ended December 31, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$27,650,638	$21,459,575	$51,134,323
NAV end of period	$45,818,914	$27,650,638	$21,459,575
Percentage change in NAV	65.7%	28.8%	(58.0)%
Shares outstanding beginning of period	512,404	337,404	662,501
Shares outstanding end of period	1,087,403	512,404	337,404
Percentage change in shares outstanding	112.2%	51.9%	(49.1)%
Shares created	1,100,000	325,000	593,750
Shares redeemed	525,001	150,000	918,847
Per share NAV beginning of period	$53.96	$63.60	$77.18
Per share NAV end of period	$42.14	$53.96	$63.60
Percentage change in per share NAV	(21.9)%	(15.2)%	(17.6)%
Percentage change in benchmark	(21.0)%	(14.3)%	(16.5)%
Benchmark annualized volatility	33.4%	38.8%	29.1%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 1,087,403 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 337,404 outstanding Shares at December 31, 2014 to 512,404 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 662,501 outstanding Shares at December 31, 2013 to 337,404 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.9% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 15.2% for the year ended

December 31, 2015 was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 15.2% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 17.6% for the year ended December 31, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $66.85 per Share and reached its low for the year on December 21, 2016 at $41.09 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on September 1, 2015 at $69.30 per Share and reached its low for the year on August 10, 2015 at $49.68 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $85.56 per Share and reached its low for the year on August 19, 2014 at $58.76 per Share.

The benchmark’s decline of 21% for the year ended December 31, 2016, as compared to the benchmark’s decline of 14.3% for the year ended December 31, 2015, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2016. By comparison, the benchmark’s decline of 14.3% for the year ended December 31, 2015, as compared to the benchmark’s decline of 16.5% for the year ended December 31, 2014, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(294,491)	$(240,600)	$(386,478)
Management fee	369,016	233,390	392,120
Brokerage commission	32,884	15,503	10,931
Net realized gain (loss)	(11,085,007)	(3,334,581)	(14,377,068)
Change in net unrealized appreciation/depreciation	(944,964)	(605,352)	5,157,541
Net income (loss)	$(12,324,462)	$(4,180,533)	$(9,606,005)

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a greater decline in futures prices during the year ended December 31, 2016. By comparison, the Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in futures prices during the year ended December 31, 2015.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$642,811,361	$506,556,124	$141,751,202
NAV end of period	$228,075,387	$642,811,361	$506,556,124
Percentage change in NAV	(64.5)%	26.9%	257.4%
Shares outstanding beginning of period	12,650,040	8,250,040	2,100,040
Shares outstanding end of period	2,500,000	12,650,040	8,250,040
Percentage change in shares outstanding	(80.2)%	53.3%	292.9%
Shares created	52,950,000	24,100,000	16,100,000
Shares redeemed	63,100,040	19,700,000	9,950,000
Per share NAV beginning of period	$50.81	$61.40	$67.50
Per share NAV end of period	$91.23	$50.81	$61.40
Percentage change in per share NAV	79.6%	(17.2)%	(9.0)%
Percentage change in benchmark	(67.8)%	(36.1)%	(25.5)%
Benchmark annualized volatility	72.5%	78.6%	61.4%

During the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,650,040 outstanding Shares at December 31, 2015 to 2,500,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 8,250,040 outstanding Shares at December 31, 2014 to 12,650,040 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 2,100,040 outstanding Shares at December 31, 2013 to 8,250,040 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 79.6% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 17.2% for the year ended December 31, 2015, was primarily due to a decline in prices of the first and second month VIX futures during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 17.2% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 9.0% for the year ended December 31, 2014, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 21, 2016 at $98.10 per Share and reached its low for the year on February 11, 2016 at $31.50 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on June 23, 2015 at $97.71 per Share and reached its low for the year on September 1, 2015 at $43.58 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on July 3, 2014 at $92.60 per Share and reached its low for the year on October 15, 2014 at $50.31 per Share.

The benchmark’s decline of 67.8% for the year ended December 31, 2016, as compared to the benchmark’s decline of 36.1% for the year ended December 31, 2015, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2016. The benchmark’s decline of 36.1% for the year ended December 31, 2015, as compared to the benchmark’s decline of 25.5% for the year ended December 31, 2014, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(5,396,850)	$(5,798,200)	$(4,285,469)
Management fee	4,448,808	4,043,491	2,785,597
Brokerage commission	2,074,099	1,935,395	1,581,416
Net realized gain (loss)	440,379,719	69,828,657	76,945,361
Change in net unrealized appreciation/depreciation	(21,062,850)	27,107,500	(24,470,868)
Net income (loss)	$413,920,019	$91,137,957	$48,189,024

The Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a greater decline in futures prices during the year ended December 31, 2016. The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decline in futures prices during the year ended December 31, 2015.

ProShares Ultra VIX Short-Term Futures ETF*#

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$547,708,740	$351,789,953	$226,233,584
NAV end of period	$515,758,754	$547,708,740	$351,789,953
Percentage change in NAV	(5.8)%	55.7%	55.5%
Shares outstanding beginning of period	780,098	112,161	26,979
Shares outstanding end of period	11,861,530	780,098	112,161
Percentage change in shares outstanding	1,420.5%	595.5%	315.7%
Shares created	28,958,000	2,887,200	408,600
Shares redeemed	17,876,568	2,219,263	323,418
Per share NAV beginning of period	$702.10	$3,136.47	$8,385.54
Per share NAV end of period	$43.48	$702.10	$3,136.47
Percentage change in per share NAV	(93.8)%	(77.6)%	(62.6)%
Percentage change in benchmark	(67.8)%	(36.1)%	(25.5)%
Benchmark annualized volatility	72.5%	78.6%	61.4%

During the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 780,098 outstanding Shares at December 31, 2015 to 11,861,530 outstanding Shares at December 31, 2016. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 112,161 outstanding Shares at December 31, 2014 to 780,098 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 26,979 outstanding Shares at December 31, 2013 to 112,161 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 93.8% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 77.6% for the year ended December 31, 2015, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 77.6% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 62.6% for the year ended December 31, 2014, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $1,428.75 per Share and reached its low for the year on December 27, 2016 at $37.88 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $4,107.00 per Share and reached its low for the year on December 1, 2015 at $607.00 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $13,065.00 per Share and reached its low for the year on December 5, 2014 at $2,253.75 per Share.

The benchmark’s decline of 67.8% for the year ended December 31, 2016, as compared to the benchmark’s decline of 36.1% for the year ended December 31, 2015, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2016. The benchmark’s decline of 36.1% for the year ended December 31, 2015, as compared to the benchmark’s decline of 25.5% for the year ended December 31, 2014, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(8,936,777)	$(7,410,148)	$(5,359,486)
Management fee	6,417,822	4,362,460	2,868,337
Brokerage commission	4,158,919	3,203,875	2,563,849
Net realized gain (loss)	(1,567,324,739)	(392,223,946)	(139,402,604)
Change in net unrealized appreciation/depreciation	(19,895,547)	(27,664,140)	63,590,463
Net income (loss)	$(1,596,157,063)	$(427,298,234)	$(81,171,627)

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a greater decline in futures prices during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decline in futures prices during the year ended December 31, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.
#	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Crude Oil#

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$95,897,894	$169,210,110	$256,060,149
NAV end of period	$200,958,303	$95,897,894	$169,210,110
Percentage change in NAV	109.6%	(43.3)%	(33.9)%
Shares outstanding beginning of period	1,439,888	4,339,888	16,139,888
Shares outstanding end of period	6,339,884	1,439,888	4,339,888
Percentage change in shares outstanding	340.3%	(66.8)%	(73.1)%
Shares created	18,500,000	21,600,000	31,400,000
Shares redeemed	13,600,004	24,500,000	43,200,000
Per share NAV beginning of period	$66.60	$38.99	$15.87
Per share NAV end of period	$31.70	$66.60	$38.99
Percentage change in per share NAV	(52.4)%	70.8%	145.8%
Percentage change in benchmark	6.7%	(44.4)%	(41.7)%
Benchmark annualized volatility	44.5%	45.5%	23.7%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 1,439,888 outstanding Shares at December 31, 2015 to 6,339,884 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 4,339,888 outstanding Shares at December 31, 2014 to 1,439,888 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 16,139,888 outstanding Shares at December 31, 2013 to 4,339,888 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.4% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 70.8% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2016. The Fund’s per Share NAV increase of 70.8% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 145.8% for the year ended December 31, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 20, 2016 at $116.11 per Share and reached its low for the year on December 28, 2016 at $31.37 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 21, 2015 at $72.44 per Share and reached its low for the year on June 10, 2015 at $26.46 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $38.99 per Share and reached its low for the year on June 20, 2014 at $12.04 per Share.

The benchmark’s rise of 6.7% for the year ended December 31, 2016, as compared to the benchmark’s decline of 44.4% for the year ended December 31, 2015, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2016. By comparison, the benchmark’s decline of 44.4% for the year ended December 31, 2015, as compared to the benchmark’s decline of 41.7% for the year ended December 31, 2014, can be attributed to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(1,408,964)	$(2,166,211)	$(2,415,841)
Management fee	1,755,696	1,978,613	2,448,428
Brokerage commission	153,428	248,482	78,033
Net realized gain (loss)	(67,756,228)	91,684,782	99,347,798
Change in net unrealized appreciation/depreciation	(22,509,153)	(33,951,907)	46,381,649
Net income (loss)	$(91,674,345)	$55,566,664	$143,313,606

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of WTI Crude Oil during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2015.

#	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the Share split for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$10,462,856	$14,688,564	$22,734,767
NAV end of period	$4,038,794	$10,462,856	$14,688,564
Percentage change in NAV	(61.4)%	(28.8)%	(35.4)%
Shares outstanding beginning of period	224,856	524,856	974,856
Shares outstanding end of period	174,832	224,856	524,856
Percentage change in shares outstanding	(22.2)%	(57.2)%	(46.2)%
Shares created	950,000	1,350,000	8,550,000
Shares redeemed	1,000,024	1,650,000	9,000,000
Per share NAV beginning of period	$46.53	$27.99	$23.32
Per share NAV end of period	$23.10	$46.53	$27.99
Percentage change in per share NAV	(50.4)%	66.3%	20.0%
Percentage change in benchmark	10.0%	(40.0)%	(30.7)%
Benchmark annualized volatility	40.3%	40.4%	42.1%

During the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,856 outstanding Shares at December 31, 2015 to 174,832 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg

Natural Gas SubindexSM. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 524,856 outstanding Shares at December 31, 2014 to 224,856 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 974,856 outstanding Shares at December 31, 2013 to 524,856 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.4% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 66.3% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2016. The Fund’s per Share NAV increase of 66.3% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 20.0% for the year ended December 31, 2014, was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on March 3, 2016 at $84.20 per Share and reached its low for the year on December 28, 2016 at $21.47 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 16, 2015 at $72.21 per Share and reached its low for the year on January 14, 2015 at $21.53 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $27.99 per Share and reached its low for the year on June 12, 2014 at $11.93 per Share.

The benchmark’s rise of 10.0% for the year ended December 31, 2016, as compared to the benchmark’s decline of 40.0% for the year ended December 31, 2015, can be attributed to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2016. The benchmark’s decline of 40.0% for the year ended December 31, 2015, as compared to the benchmark’s decline of 30.7% for the year ended December 31, 2014, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(122,172)	$(177,124)	$(460,907)
Management fee	81,259	112,277	385,014
Brokerage commission	59,966	70,677	92,199
Net realized gain (loss)	589,999	15,212,833	8,796,882
Change in net unrealized appreciation/depreciation	1,988,745	(6,412,461)	2,899,237
Net income (loss)	$2,456,572	$8,623,248	$11,235,212

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of Henry Hub Natural Gas, during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decrease in the price of Henry Hub Natural Gas, during the year ended December 31, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$74,971,764	$81,861,762	$139,436,456
NAV end of period	$63,653,647	$74,971,764	$81,861,762
Percentage change in NAV	(15.1)%	(8.4)%	(41.3)%
Shares outstanding beginning of period	646,978	846,978	1,346,978
Shares outstanding end of period	696,978	646,978	846,978
Percentage change in shares outstanding	7.7%	(23.6)%	(37.1)%
Shares created	1,050,000	150,000	550,000
Shares redeemed	1,000,000	350,000	1,050,000
Per share NAV beginning of period	$115.88	$96.65	$103.52
Per share NAV end of period	$91.33	$115.88	$96.65
Percentage change in per share NAV	(21.2)%	19.9%	(6.6)%
Percentage change in benchmark	8.1%	(12.1)%	0.1%
Benchmark annualized volatility	16.5%	14.4%	12.9%

During the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV was offset by an increase from 646,978 outstanding Shares at December 31, 2015 to 696,978 outstanding Shares at December 31, 2016. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 646,978 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 846,978 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.2% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 19.9% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2016. The Fund’s per Share NAV increase of 19.9% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 6.6% for the year ended December 31, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 5, 2016 at $112.07 per Share and reached its low for the year on July 6, 2016 at $65.63 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 17, 2015 at $118.51 per Share and reached its low for the year on January 22, 2015 at $83.07 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on November 5, 2014 at $109.00 per Share and reached its low for the year on March 14, 2014 at $77.10 per Share.

The benchmark’s rise of 8.1% for the year ended December 31, 2016, as compared to the benchmark’s decrease of 12.1% for the year ended December 31, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2016. By comparison, the benchmark’s decrease of 12.1% for the year ended December 31, 2015, as compared to the benchmark’s increase of 0.1% for the year ended December 31, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2015

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(461,423)	$(703,582)	$(857,817)
Management fee	625,950	735,540	898,453
Brokerage commission	43	41	39
Net realized gain (loss)	(12,241,129)	12,708,936	(5,312,609)
Change in net unrealized appreciation/depreciation	1,240,412	4,098,510	(7,934,003)
Net income (loss)	$(11,462,140)	$16,103,864	$(14,104,429)

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2016. By comparison, the Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$55,987,938	$53,007,867	$112,989,686
NAV end of period	$23,017,656	$55,987,938	$53,007,867
Percentage change in NAV	(58.9)%	5.6%	(53.1)%
Shares outstanding beginning of period	866,978	916,978	2,516,978
Shares outstanding end of period	616,976	866,978	916,978
Percentage change in shares outstanding	(28.8)%	(5.5)%	(63.6)%
Shares created	1,650,000	1,650,000	1,800,000
Shares redeemed	1,900,002	1,700,000	3,400,000
Per share NAV beginning of period	$64.58	$57.81	$44.89
Per share NAV end of period	$37.31	$64.58	$57.81
Percentage change in per share NAV	(42.2)%	11.7%	28.8%
Percentage change in benchmark	17.5%	(13.5)%	(18.1)%
Benchmark annualized volatility	27.8%	24.1%	21.8%

During the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 866,978 outstanding Shares at December 31, 2015 to 616,976 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. The increase in the Fund’s NAV was offset by a decrease from 916,978 outstanding Shares at December 31, 2014 to 866,978 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 2,516,978 outstanding Shares at December 31, 2013 to 916,978 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 42.2% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 11.7% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2016. The Fund’s per Share NAV increase of 11.7% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 28.8% for the year ended December 31, 2014, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 28, 2016 at $66.01 per Share and reached its low for the year on August 2, 2016 at $25.21 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 14, 2015 at $66.08 per Share and reached its low for the year on January 23, 2015 at $43.39 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on November 6, 2014 at $65.64 per Share and reached its low for the year on February 24, 2014 at $34.40 per Share.

The benchmark’s rise of 17.5% for the year ended December 31, 2016, as compared to the benchmark’s decline of 13.5% for the year ended December 31, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2016. The benchmark’s decline of 13.5% for the year ended December 31, 2015, as compared to the benchmark’s decline of 18.1% for the year ended December 31, 2014, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(255,853)	$(516,464)	$(585,841)
Management fee	349,293	540,253	616,703
Brokerage commission	43	42	39
Net realized gain (loss)	(17,556,630)	10,756,758	15,119,117
Change in net unrealized appreciation/depreciation	(3,372,326)	4,186,942	2,807,756
Net income (loss)	$(21,184,809)	$14,427,236	$17,341,032

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2015.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$17,510,898	$14,021,804	$8,896,842
NAV end of period	$15,770,088	$17,510,898	$14,021,804
Percentage change in NAV	(9.9)%	24.9%	57.6%
Shares outstanding beginning of period	400,005	350,005	250,005
Shares outstanding end of period	350,000	400,005	350,005
Percentage change in shares outstanding	(12.5)%	14.3%	40.0%
Shares created	50,000	550,000	250,000
Shares redeemed	100,005	500,000	150,000
Per share NAV beginning of period	$43.78	$40.06	$35.59

	Year Ended December 31, 2016	December 31, 2015	Year Ended December 31, 2014
Per share NAV end of period	$45.06	$43.78	$40.06
Percentage change in per share NAV	2.9%	9.3%	12.6%
Percentage change in benchmark	(3.1)%	(10.2)%	(12.0)%
Benchmark annualized volatility	8.3%	12.1%	6.1%

During the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from a decrease from 400,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding Shares at December 31, 2014 to 400,005 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 250,005 outstanding Shares at December 31, 2013 to 350,005 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.9% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 9.3% for the year ended December 31, 2015, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2016. The Fund’s per Share NAV increase of 9.3% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 12.6% for the year ended December 31, 2014, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 20, 2016 at $45.67 per Share and reached its low for the year on May 2, 2016 at $41.22 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on March 13, 2015 at $46.07 per Share and reached its low for the year on January 2, 2015 at $40.37 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $40.06 per Share and reached its low for the year on May 6, 2014 at $35.07 per Share.

The benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended December 31, 2016. By comparison, the benchmark’s decline of 10.2% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.0% for the year ended December 31, 2014, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(122,728)	$(178,761)	$(118,247)
Management fee	153,021	179,286	121,126
Brokerage commission	2,666	3,979	1,837
Net realized gain (loss)	663,807	1,559,643	1,593,450
Change in net unrealized appreciation/depreciation	(110,526)	(142,063)	418,090
Net income (loss)	$430,553	$1,238,819	$1,893,293

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2016. The Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar and a higher asset base during the year ended December 31, 2015.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$20,460,679	$23,120,790	$27,983,279
NAV end of period	$16,613,473	$20,460,679	$23,120,790
Percentage change in NAV	(18.8)%	(11.5)%	(17.4)%
Shares outstanding beginning of period	350,005	450,005	600,005
Shares outstanding end of period	300,000	350,005	450,005
Percentage change in shares outstanding	(14.3)%	(22.2)%	(25.0)%
Shares created	—	50,000	—
Shares redeemed	50,005	150,000	150,000
Per share NAV beginning of period	$58.46	$51.38	$46.64
Per share NAV end of period	$55.38	$58.46	$51.38
Percentage change in per share NAV	(5.3)%	13.8%	10.2%
Percentage change in benchmark	(1.0)%	(10.7)%	(8.6)%
Benchmark annualized volatility	11.5%	11.9%	8.4%

During the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,005 outstanding Shares at December 31, 2015 to 300,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 600,005 outstanding Shares at

December 31, 2013 to 450,005 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.3% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 13.8% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2016. The Fund’s per Share NAV increase of 13.8% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 10.2% for the year ended December 31, 2014, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 15, 2016 at $65.74 per Share and reached its low for the year on November 8, 2016 at $48.14 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on September 4, 2015 at $66.75 per Share and reached its low for the year on May 13, 2015 at $50.07 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 23, 2014 at $52.32 per Share and reached its low for the year on July 1, 2014 at $39.67 per Share.

The benchmark’s decline of 1.0% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.7% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2016. By comparison, the benchmark’s decline of 10.7% for the year ended December 31, 2015, as compared to the benchmark’s decline of 8.6% for the year ended December 31, 2014, can be attributed to a greater decline in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(145,652)	$(209,987)	$(213,183)
Management fee	175,191	199,845	208,597
Brokerage commission	13,920	16,140	12,811
Net realized gain (loss)	(2,786,709)	4,330,688	2,296,708
Change in net unrealized appreciation/depreciation	1,602,889	(1,164,304)	(175,587)
Net income (loss)	$(1,329,472)	$2,956,397	$1,907,938

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2016. The Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decline in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2015.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$522,306,518	$517,191,349	$418,001,115
NAV end of period	$349,392,650	$522,306,518	$517,191,349
Percentage change in NAV	(33.1)%	1.0%	23.7%
Shares outstanding beginning of period	20,450,014	23,950,014	24,500,014
Shares outstanding end of period	12,900,000	20,450,014	23,950,014
Percentage change in shares outstanding	(36.9)%	(14.6)%	(2.2)%
Shares created	650,000	12,600,000	4,500,000
Shares redeemed	8,200,014	16,100,000	5,050,000
Per share NAV beginning of period	$25.54	$21.59	$17.06
Per share NAV end of period	$27.08	$25.54	$21.59
Percentage change in per share NAV	6.0%	18.3%	26.6%
Percentage change in benchmark	(3.1)%	(10.2)%	(12.0)%
Benchmark annualized volatility	8.3%	12.1%	6.1%

During the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 12,900,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 23,950,014 outstanding Shares at December 31, 2014 to 20,450,014 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 24,500,014 outstanding Shares at December 31, 2013 to 23,950,014 outstanding Shares at December 31, 2014.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.0% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 18.3% for the year ended December 31, 2015, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2016. The Fund’s per Share NAV increase of 18.3% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 26.6% for the year ended December 31, 2014, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 20, 2016 at $27.77 per Share and reached its low for the year on May 2, 2016 at $22.63 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on March 13, 2015 at $28.50 per Share and reached its low for the year on January 2, 2015 at $21.94 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $21.59 per Share and reached its low for the year on May 6, 2014 at $16.52 per Share.

The benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the euro versus the

U.S. dollar during the year ended December 31, 2016. By comparison, the benchmark’s decline of 10.2% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.0% for the year ended December 31, 2014, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(2,764,657)	$(5,000,587)	$(3,994,145)
Management fee	3,777,543	5,265,432	4,193,741
Net realized gain (loss)	(25,711,276)	131,674,081	83,683,592
Change in net unrealized appreciation/depreciation	44,885,942	(45,497,112)	30,499,215
Net income (loss)	$16,410,009	$81,176,382	$110,188,662

The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2015.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$237,372,900	$531,471,873	$588,121,516
NAV end of period	$276,781,747	$237,372,900	$531,471,873
Percentage change in NAV	16.6%	(55.3)%	(9.6)%
Shares outstanding beginning of period	2,699,294	5,949,294	8,299,294
Shares outstanding end of period	3,449,290	2,699,294	5,949,294
Percentage change in shares outstanding	27.8%	(54.6)%	(28.3)%
Shares created	2,300,000	1,350,000	2,850,000
Shares redeemed	1,550,004	4,600,000	5,200,000
Per share NAV beginning of period	$87.94	$89.33	$70.86
Per share NAV end of period	$80.24	$87.94	$89.33
Percentage change in per share NAV	(8.8)%	(1.6)%	26.1%
Percentage change in benchmark	2.9%	(0.4)%	(12.1)%
Benchmark annualized volatility	12.6%	8.2%	7.9%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 2,699,294 outstanding Shares at December 31, 2015 to 3,449,290 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 2,699,294 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,949,294 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.8% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 1.6% for the year ended December 31, 2015, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 1.6% % for the year ended December 31, 2015, as compared to the Fund’s per Share NAV increase of 26.1% for the year ended December 31, 2014, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 29, 2016 at $88.99 per Share and reached its low for the year on August 18, 2016 at $59.02 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on June 5, 2015 at $97.30 per Share and reached its low for the year on January 15, 2015 at $84.11 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 5, 2014 at $92.07 per Share and reached its low for the year on July 17, 2014 at $64.75 per Share.

The benchmark’s rise of 2.9% for the year ended December 31, 2016, as compared to the benchmark’s decline of 0.4% for the year ended December 31, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016. By comparison, the benchmark’s decline of 0.4% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.1% for the year ended December 31, 2014, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(1,609,562)	$(3,623,678)	$(3,741,601)
Management fee	2,141,333	3,759,492	3,938,854
Net realized gain (loss)	(22,226,181)	8,806,429	127,860,058
Change in net unrealized appreciation/depreciation	30,657,216	(12,347,563)	(30,986,352)
Net income (loss)	$6,821,473	$(7,164,812)	$93,132,105

The Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar in conjunction with share transactions during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015.

ProShares Ultra Bloomberg Crude Oil#

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$783,922,475	$450,562,988	$142,773,429
NAV end of period	$933,731,860	$783,922,475	$450,562,988
Percentage change in NAV	19.1%	74.0%	215.6%
Shares outstanding beginning of period	31,163,934	4,439,917	444,917
Shares outstanding end of period	40,013,933	31,163,934	4,439,917
Percentage change in shares outstanding	28.4%	601.9%	897.9%
Shares created	62,875,000	43,415,000	5,040,000
Shares redeemed	54,025,001	16,690,983	1,045,000
Per share NAV beginning of period	$25.15	$101.48	$320.90
Per share NAV end of period	$23.34	$25.15	$101.48
Percentage change in per share NAV	(7.2)%	(75.2)%	(68.4)%
Percentage change in benchmark	6.7%	(44.4)%	(41.7)%
Benchmark annualized volatility	44.5%	45.5%	23.7%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 31,163,934 outstanding Shares at December 31, 2015 to 40,013,933 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 4,439,917 outstanding Shares at December 31, 2014 to 31,163,934 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 444,917 outstanding Shares at December 31, 2013 to 4,439,917 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.2% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 75.2% for the year ended December 31, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 75.2% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 68.4% for the year ended December 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on June 8, 2016 at $28.16 per Share and reached its low for the year on February 11, 2016 at $12.02 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on May 6, 2015 at $101.92 per Share and reached its low for the year on December 21, 2015 at $23.58 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on June 20, 2014 at $401.40 per Share and reached its low for the year on December 31, 2014 at $101.48 per Share.

The benchmark’s rise of 6.7% for the year ended December 31, 2016, as compared to the benchmark’s decline of 44.4% for the year ended December 31, 2015, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2016. By comparison, the benchmark’s decline of 44.4% for the year ended December 31, 2015, as compared to the benchmark’s decline of 41.7% for the year ended December 31, 2014, can be attributed to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(6,631,380)	$(8,473,155)	$(1,766,364)
Management fee	8,263,078	8,230,180	1,769,248
Brokerage commission	538,935	639,133	65,408
Net realized gain (loss)	74,043,666	(896,154,368)	(243,314,151)
Change in net unrealized appreciation/depreciation	151,007,102	32,543,124	(125,247,771)
Net income (loss)	$218,419,388	$(872,084,399)	$(370,328,286)

The Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of WTI Crude Oil during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2015.

#	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$38,851,184	$70,433,207	$62,915,779
NAV end of period	$43,203,386	$38,851,184	$70,433,207
Percentage change in NAV	11.2%	(44.8)%	11.9%
Shares outstanding beginning of period	2,092,170	1,142,485	404,985
Shares outstanding end of period	2,292,169	2,092,170	1,142,485
Percentage change in shares outstanding	9.6%	83.1%	182.1%
Shares created	3,450,000	2,137,500	1,437,500
Shares redeemed	3,250,001	1,187,815	700,000
Per share NAV beginning of period	$18.57	$61.65	$155.35
Per share NAV end of period	$18.85	$18.57	$61.65
Percentage change in per share NAV	1.5%	(69.9)%	(60.3)%
Percentage change in benchmark	10.0%	(40.0)%	(30.7)%
Benchmark annualized volatility	40.3%	40.4%	42.1%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 2,092,170 outstanding Shares at December 31, 2015 to 2,292,169 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,142,485 outstanding Shares at December 31, 2014 to 2,092,170 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 404,985 outstanding Shares at December 31, 2013 to 1,142,485 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.5% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 69.9% for the year ended December 31, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 69.9% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 60.3% for the year ended December 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 28, 2016 at $20.33 per Share and reached its low for the year on March 3, 2016 at $8.89 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 14, 2015 at $74.33 per Share and reached its low for the year on December 16, 2015 at $12.83 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on January 29, 2014 at $255.12 per Share and reached its low for the year on December 31, 2014 at $61.65 per Share.

The benchmark’s rise of 10.0% for the year ended December 31, 2016, as compared to the benchmark’s decline of 40.0% for the year ended December 31, 2015, can be attributed to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2016. By comparison, the benchmark’s decline of 40.0% for the year ended December 31, 2015, as compared to the benchmark’s decline of 30.7% for the year ended December 31, 2014, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(384,486)	$(761,335)	$(528,581)
Management fee	325,435	574,158	455,794
Brokerage commission	131,994	207,344	88,748
Net realized gain (loss)	17,571,111	(100,772,476)	(6,459,728)
Change in net unrealized appreciation/depreciation	(3,776,978)	41,201,866	(31,234,281)
Net income (loss)	$13,409,647	$(60,331,945)	$(38,222,590)

The Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2015.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$69,864,815	$102,003,345	$132,017,405
NAV end of period	$92,127,200	$69,864,815	$102,003,345
Percentage change in NAV	31.9%	(31.5)%	(22.7)%
Shares outstanding beginning of period	2,350,014	2,550,014	3,200,014
Shares outstanding end of period	2,800,000	2,350,014	2,550,014
Percentage change in shares outstanding	19.1%	(7.8)%	(20.3)%
Shares created	1,050,000	150,000	300,000
Shares redeemed	600,014	350,000	950,000
Per share NAV beginning of period	$29.73	$40.00	$41.26
Per share NAV end of period	$32.90	$29.73	$40.00
Percentage change in per share NAV	10.7%	(25.7)%	(3.1)%
Percentage change in benchmark	8.1%	(12.1)%	0.1%
Benchmark annualized volatility	16.5%	14.4%	12.9%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 2,350,014 outstanding Shares at December 31, 2015 to 2,800,000 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,350,014 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,550,014 outstanding Shares at December 31, 2014.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.7% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 25.7% for the year ended December 31, 2015 was primarily due to appreciation in the value of the assets of the Fund during the year ended December 31, 2016. By comparison, the Fund’s per Share NAV decrease of 25.7% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 3.1% for the year ended December 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on July 6, 2016 at $47.89 per Share and reached its low for the year on January 5, 2016 at $30.67 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 22, 2015 at $46.03 per Share and reached its low for the year on December 17, 2015 at $29.17 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on March 14, 2014 at $54.16 per Share and reached its low for the year on November 5, 2014 at $36.05 per Share.

The benchmark’s rise of 8.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 12.1% for the year ended December 31, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2016. By comparison, the benchmark’s decline of 12.1% for the year ended December 31, 2015, as compared to the benchmark’s rise of 0.1% for the year ended December 31, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(650,951)	$(796,424)	$(1,157,348)
Management fee	900,227	839,083	1,212,064
Brokerage commission	43	41	39
Net realized gain (loss)	5,815,759	(18,606,208)	(9,672,972)
Change in net unrealized appreciation/depreciation	(2,198,661)	(4,309,443)	8,888,643
Net income (loss)	$2,966,147	$(23,712,075)	$(1,941,677)

The Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to increase in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the year ended December 31, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$216,416,642	$291,169,743	$465,479,519
NAV end of period	$275,779,940	$216,416,642	$291,169,743
Percentage change in NAV	27.4%	(25.7)%	(37.4)%
Shares outstanding beginning of period	7,996,533	7,396,533	7,350,007
Shares outstanding end of period	8,246,526	7,996,533	7,396,533
Percentage change in shares outstanding	3.1%	8.1%	0.6%
Shares created	2,800,000	2,700,000	2,487,500
Shares redeemed	2,550,007	2,100,000	2,440,974
Per share NAV beginning of period	$27.06	$39.37	$63.33
Per share NAV end of period	$33.44	$27.06	$39.37
Percentage change in per share NAV	23.6%	(31.3)%	(37.8)%
Percentage change in benchmark	17.5%	(13.5)%	(18.1)%
Benchmark annualized volatility	27.8%	24.1%	21.8%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the silver bullion as measured by the London Silver Price. The increase in the Fund’s NAV also resulted in part from an increase from 7,996,533 outstanding Shares at December 31, 2015 to 8,246,526 outstanding Shares at December 31, 2016. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,996,533 outstanding Shares at December 31, 2015. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,350,007 outstanding Shares at December 31, 2013 to 7,396,533 outstanding Shares at December 31, 2014.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.6% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 31.3% for the year ended December 31, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2016. By comparison, the Fund’s per Share NAV decrease of 31.3% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 37.8% for the year ended December 31, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on August 2, 2016 at $57.12 per Share and reached its low for the year on January 28, 2016 at $25.96 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 23, 2015 at $50.86 per Share and reached its low for the year on December 14, 2015 at $26.73 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 24, 2014 at $80.11 per Share and reached its low for the year on November 6, 2014 at $36.63 per Share.

The benchmark’s rise of 17.5% for the year ended December 31, 2016, as compared to the benchmark’s decline of 13.5% for the year ended December 31, 2015, can be attributed to a rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2016. By comparison, the benchmark’s decline of 13.5% for the year ended December 31, 2015, as compared to the benchmark’s decline of 18.1% for the year ended December 31, 2014, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(2,179,392)	$(2,507,859)	$(3,968,608)
Management fee	3,021,562	2,664,160	4,148,207
Brokerage commission	45	52	43
Net realized gain (loss)	62,342,586	(78,309,750)	(155,543,194)
Change in net unrealized appreciation/depreciation	1,571,491	(10,182,576)	(9,900,963)
Net income (loss)	$61,734,685	$(91,000,185)	$(169,412,765)

The Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2016. By comparison, the Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2015.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$10,857,730	$2,981,441	$2,603,827
NAV end of period	$11,914,585	$10,857,730	$2,981,441
Percentage change in NAV	9.7%	264.2%	14.5%
Shares outstanding beginning of period	700,014	150,014	100,014
Shares outstanding end of period	850,000	700,014	150,014
Percentage change in shares outstanding	21.4%	366.6%	50.0%
Shares created	300,000	950,000	50,000
Shares redeemed	150,014	400,000	—
Per share NAV beginning of period	$15.51	$19.87	$26.03
Per share NAV end of period	$14.02	$15.51	$19.87
Percentage change in per share NAV	(9.6)%	(21.9)%	(23.7)%
Percentage change in benchmark	(3.1)%	(10.2)%	(12.0)%
Benchmark annualized volatility	8.3%	12.1%	6.1%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 700,014 outstanding Shares at December 31, 2015 to 850,000 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 700,014 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 100,014 outstanding Shares at December 31, 2013 to 150,014 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.6% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 21.9% for the year ended December 31, 2015, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 21.9% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2014, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on April 1, 2016 at $17.23 per Share and reached its low for the year on December 20, 2016 at $13.68 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 2, 2015 at $19.55 per Share and reached its low for the year on November 30, 2015 at $14.73 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on March 18, 2014 at $26.63 per Share and reached its low for the year on December 31, 2014 at $19.87 per Share.

The benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2016. By comparison, the benchmark’s decline of 10.2% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.0% for the year ended December 31, 2014, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(74,522)	$(104,071)	$(22,247)
Management fee	99,537	106,868	23,330
Net realized gain (loss)	139,113	(1,982,317)	(420,528)
Change in net unrealized appreciation/depreciation	(1,178,425)	707,922	(204,515)
Net income (loss)	$(1,113,834)	$(1,378,466)	$(647,290)

The Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2016. By comparison, the Fund’s net income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2015.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NAV beginning of period	$5,473,848	$2,118,028	$2,795,026
NAV end of period	$5,540,957	$5,473,848	$2,118,028
Percentage change in NAV	1.2%	158.4%	(24.2)%
Shares outstanding beginning of period	99,974	37,504	37,504
Shares outstanding end of period	99,970	99,974	37,504
Percentage change in shares outstanding	0.0%	166.6%	0.0%
Shares created	—	75,000	12,500
Shares redeemed	4	12,530	12,500
Per share NAV beginning of period	$54.75	$56.47	$74.53
Per share NAV end of period	$55.43	$54.75	$56.47
Percentage change in per share NAV	1.2%	(3.0)%	(24.2)%
Percentage change in benchmark	2.9%	(0.4)%	(12.1)%
Benchmark annualized volatility	12.6%	8.2%	7.9%

During the year ended December 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016. The increase in the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares at December 31, 2015 to 99,970 outstanding Shares at December 31, 2016. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2014 to 99,974 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015. By comparison, during the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to December 31, 2014.

For the years ended December 31, 2016, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.2% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 3.0% for the year ended December 31, 2015, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2016. The Fund’s per Share NAV decrease of 3.0% for the year ended December 31, 2015, as compared to the Fund’s per Share NAV decrease of 24.2% for the year ended December 31, 2014, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2015.

During the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on August 18, 2016 at $77.06 per Share and reached its low for the year on January 29, 2016 at $53.85 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $59.83 per Share and reached its low for the year on June 5, 2015 at $50.86 per Share. By comparison, during the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 3, 2014 at $80.84 per Share and reached its low for the year on December 5, 2014 at $55.12 per Share.

The benchmark’s rise of 2.9% for the year ended December 31, 2016, as compared to the benchmark’s decline of 0.4% for the year ended December 31, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016. By comparison, the benchmark’s decline of 0.4% for the year ended December 31, 2015, as compared to the benchmark’s decline of 12.1% for the year ended December 31, 2014, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net investment income (loss)	$(45,847)	$(44,423)	$(20,862)
Management fee	62,705	48,032	21,963
Net realized gain (loss)	717,052	(472,907)	(540,304)
Change in net unrealized appreciation/depreciation	(603,897)	276,816	143,775
Net income (loss)	$67,308	$(240,514)	$(417,391)

The Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016. By comparison, the Fund’s net income increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2016 and 2015, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of December 31, 2016 and 2015, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2017	6,549	$15.13	1,000	$99,053,625
VIX Futures (CBOE)	Long	February 2017	4,560	16.58	1,000	75,582,000

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2016	2,821	$18.53	1,000	$52,259,025
VIX Futures (CBOE)	Long	February 2016	2,821	18.88	1,000	53,246,375

The December 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2016 and 2015, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2017	474	$18.43	1,000	$8,733,450
VIX Futures (CBOE)	Long	May 2017	806	18.83	1,000	15,172,950
VIX Futures (CBOE)	Long	June 2017	807	19.08	1,000	15,393,525
VIX Futures (CBOE)	Long	July 2017	332	19.65	1,000	6,523,800

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2016	235	$19.35	1,000	$4,547,250
VIX Futures (CBOE)	Long	May 2016	469	19.50	1,000	9,145,500
VIX Futures (CBOE)	Long	June 2016	469	19.75	1,000	9,262,750
VIX Futures (CBOE)	Long	July 2016	234	20.05	1,000	4,691,700

The December 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2016 and 2015, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2017	8,491	$15.13	1,000	$(128,426,375)
VIX Futures (CBOE)	Short	February 2017	5,974	16.58	1,000	(99,019,050)

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2016	17,150	$18.53	1,000	$(317,703,750)
VIX Futures (CBOE)	Short	February 2016	17,151	18.88	1,000	(323,725,125)

The December 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2016 and 2015, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of December 31, 2016 and 2015, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2017	38,688	$15.13	1,000	$585,156,000
VIX Futures (CBOE)	Long	February 2017	27,012	16.58	1,000	447,723,900

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2016	29,321	$18.53	1,000	$543,171,525
VIX Futures (CBOE)	Long	February 2016	29,320	18.88	1,000	553,415,000

The December 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2016 and 2015, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2016 and 2015, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2017	1,401	$54.66	1,000	$(76,578,660)

Swap Agreements as of December 31, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$84.5784	$(116,603,958)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	84.5784	(87,898,388)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	84.5784	(31,195,025)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	84.5784	(89,698,517)

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2016	2,367	$38.17	1,000	$(90,348,390)

Swap Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$79.2476	$(19,234,533)
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	79.2476	(29,881,854)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	79.2476	(17,799,590)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	79.2476	(8,303,436)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	79.2476	(26,258,293)

The December 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2016 and 2015 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2016 and 2015, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2017	219	$3.68	10,000	$(8,067,960)

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2016	886	$2.36	10,000	$(20,936,180)

The December 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of December 31, 2016 and 2015, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2017	2	$1,151.70	100	$(230,340)

Forward Agreements as of December 31, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,146.25	$(51,008,125)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,146.25	(29,227,083)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,146.25	(16,735,250)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,146.26	(30,089,325)

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2016	2	$1,060.20	100	$(212,040)

Forward Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,059.96	$(6,889,740)
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	1,060.01	(72,186,681)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,059.96	(27,874,828)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,059.96	(14,839,440)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,059.96	(27,929,946)

The December 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2016 and 2015 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2016 and 2015, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2017	2	$15.99	5,000	$(159,890)

Forward Agreements as of December 31, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$16.2459	$(17,480,588)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.2454	(15,181,326)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.2456	(2,534,314)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.2457	(10,673,425)

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2016	2	$13.80	5,000	$(138,030)

Forward Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$13.8218	$(44,962,315)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	13.8212	(28,298,907)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	13.8212	(9,066,707)
0.999 Fine Troy Ounce Silver	UBS AG	Short	13.8212	(29,508,262)

The December 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2016 and 2015 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2016 and 2015, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of December 31, 2016 and 2015, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2017	120	$1.06	125,000	$(15,861,000)

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2016	129	$1.09	125,000	$(17,553,675)

The December 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of December 31, 2016 and 2015, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2017	462	$72.02	1,000	$(33,273,240)

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2016	562	$72.66	1,000	$(40,834,920)

The December 31, 2016 and 2015 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2016 and 2015, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/17	65,899,000	1.0535	$69,424,004
Euro	UBS AG	Long	01/13/17	22,361,500	1.0535	23,557,639
Euro	Goldman Sachs International	Short	01/13/17	(393,278,725)	1.0535	(414,315,600)
Euro	UBS AG	Short	01/13/17	(356,977,300)	1.0535	(376,072,375)

Foreign Currency Forward Contracts as of December 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/08/16	129,386,700	1.0868	$140,627,935
Euro	UBS AG	Long	01/08/16	75,393,200	1.0868	81,943,430
Euro	Goldman Sachs International	Short	01/08/16	(602,732,925)	1.0868	(655,098,912)
Euro	UBS AG	Short	01/08/16	(562,621,100)	1.0868	(611,502,135)

The December 31, 2016 and 2015 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2016 and 2015, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/17	9,411,824,400	0.008562	$80,581,067
Yen	UBS AG	Long	01/13/17	675,533,300	0.008562	5,783,703
Yen	Goldman Sachs International	Short	01/13/17	(41,411,055,600)	0.008562	(354,548,372)
Yen	UBS AG	Short	01/13/17	(33,192,173,500)	0.008562	(284,180,901)

Foreign Currency Forward Contracts as of December 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/08/16	5,938,040,200	0.008320	$49,402,434
Yen	UBS AG	Long	01/08/16	11,521,875,200	0.008320	95,858,003
Yen	Goldman Sachs International	Short	01/08/16	(33,696,676,000)	0.008320	(280,344,651)
Yen	UBS AG	Short	01/08/16	(40,852,769,100)	0.008320	(339,880,862)

The December 31, 2016 and 2015 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2016 and 2015, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2016 and 2015, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2017	5,855	$54.66	1,000	$320,034,300

Swap Agreements as of December 31, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$84.5784	$545,083,669
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	84.5784	379,451,639
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	84.5784	259,616,766
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	84.5784	363,331,028

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2016	11,089	$38.17	1,000	$423,267,130

Swap Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$79.2476	$158,594,078
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	79.2476	292,553,469
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	79.2476	298,419,036
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	79.2476	100,733,521
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	79.2476	294,338,185

The December 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2016 and 2015 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2016 and 2015, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2017	2,346	$3.68	10,000	$86,426,640

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2016	3,288	$2.36	10,000	$77,695,440

The December 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of December 31, 2016 and 2015, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2017	2	$1,151.70	100	$230,340

Forward Agreements as of December 31, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,146.25	$63,158,375
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,146.25	48,509,300
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,146.25	26,707,625
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,146.26	45,621,148

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2016	2	$1,060.20	100	$212,040

Forward Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,059.96	$3,179,880
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	1,060.01	67,734,639
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,059.96	25,036,255
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,059.96	16,323,384
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,059.96	27,240,972

The December 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2016 and 2015 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses)

associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2016 and 2015, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2017	2	$15.99	5,000	$159,890

Forward Agreements as of December 31, 2016
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$16.2459	$200,263,209
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.2454	138,066,406
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.2456	72,845,270
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.2457	140,232,882

Futures Positions as of December 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2016	3	$13.80	5,000	$207,045

Forward Agreements as of December 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$13.8218	$180,899,718
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	13.8212	94,755,383
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	13.8212	55,063,661
0.999 Fine Troy Ounce Silver	UBS AG	Long	13.8212	101,903,708

The December 31, 2016 and 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2016 and 2015 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2016 and 2015, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of December 31, 2016 and 2015, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/17	9,841,725	1.0535	$10,368,169
Euro	UBS AG	Long	01/13/17	13,774,600	1.0535	14,511,417
Euro	Goldman Sachs International	Short	01/13/17	(717,800)	1.0535	(756,196)
Euro	UBS AG	Short	01/13/17	(264,000)	1.0535	(278,122)

Foreign Currency Forward Contracts as of December 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/08/16	12,451,525	1.0868	$13,533,325
Euro	UBS AG	Long	01/08/16	11,518,600	1.0868	12,519,346
Euro	Goldman Sachs International	Short	01/08/16	(3,430,700)	1.0868	(3,728,762)
Euro	UBS AG	Short	01/08/16	(555,100)	1.0868	(603,328)

The December 31, 2016 and 2015 USD market value equals the number of euros multiplied by the forward rate.

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

ProShares Ultra Yen:

As of December 31, 2016 and 2015, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2016 and 2015, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/17	884,408,200	0.008562	$7,572,024
Yen	UBS AG	Long	01/13/17	470,179,000	0.008562	4,025,524
Yen	Goldman Sachs International	Short	01/13/17	(57,041,600)	0.008562	(488,372)

Foreign Currency Forward Contracts as of December 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/08/16	866,666,900	0.008320	$7,210,368
Yen	UBS AG	Long	01/08/16	488,922,300	0.008320	4,067,664
Yen	Goldman Sachs International	Short	01/08/16	(18,830,800)	0.008320	(156,666)
Yen	UBS AG	Short	01/08/16	(21,100,300)	0.008320	(175,547)

The December 31, 2016 and 2015 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Qualitative Disclosure

As described above in Item 7 in this Annual Report on Form 10-K, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Short Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Each Matching VIX Fund seek investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. The Matching VIX Funds seek to achieve their stated investment objectives both over a single day and over time.

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

Commodity Price Sensitivity

As further described above “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund.

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

Exchange Rate Sensitivity

As further described above “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of a Short Fund or an UltraShort Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund.

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

Equity Market Volatility Sensitivity

As further described above “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each VIX Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund. The impact of changes in the price of these assets will affect investors differently depending upon the Fund in which investors invest.

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

For Geared Funds, the impact of the index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the index for an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds or UltraShort Funds will generally decrease when the Index rises on a given day. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Funds or an UltraShort Funds assets should rise. As a result, the Fund’s short exposure may need to be increased.

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

Most Financial Instruments held by the Funds are “unfunded” meaning that the Fund will obtain exposure to the corresponding benchmark while still being in possession of its original cash assets. The cash positions that result from use of such Financial Instruments are held in a manner to minimize both interest rate and credit risk. During the reporting period, cash positions were maintained in a non-interest bearing demand deposit account. The Funds may also invest a portion of this cash in cash equivalents (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities).

Item 8.	Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2016 and 2015, June 30, 2016 and 2015, September 30, 2016 and 2015, and December 31, 2016 and 2015 and the years ended December 31, 2016 and 2015 for each Fund, as applicable.

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)				Year ended December 31,2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(221,289)	$(487,032)	$(407,697)	$(320,629)	$(1,436,647)

Net realized and unrealized gain (loss)	$(8,586,170)	$(39,223,810)	$(94,969,520)	$(52,076,658)	$(194,856,158)
Net income (loss)	$(8,807,459)	$(39,710,842)	$(95,377,217)	$(52,397,287)	$(196,292,805)
Net increase (decrease) in net asset value per share*	$(8.05)	$(13.02)	$(16.61)	$(7.32)	$(45.00)

	Three months ended (unaudited)				Year ended December 31,2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(274,472)	$(331,587)	$(318,561)	$(226,174)	$(1,150,794)

Net realized and unrealized gain (loss)	$(20,348,051)	$(32,570,365)	$51,225,945	$(25,061,271)	$(26,753,742)
Net income (loss)	$(20,622,523)	$(32,901,952)	$50,907,384	$(25,287,445)	$(27,904,536)
Net increase (decrease) in net asset value per share*	$(19.24)	$(17.83)	$18.75	$(20.13)	$(38.45)

PROSHARES VIX MID-TERM FUTURES ETF

	Three months ended (unaudited)				Year ended December 31,2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(51,495)	$(69,741)	$(89,667)	$(83,588)	$(294,491)

Net realized and unrealized gain (loss)	$(216,839)	$(899,031)	$(6,040,771)	$(4,873,330)	$(12,029,971)
Net income (loss)	$(268,334)	$(968,772)	$(6,130,438)	$(4,956,918)	$(12,324,462)
Net increase (decrease) in net asset value per share	$(1.24)	$(0.74)	$(6.23)	$(3.61)	$(11.82)

	Three months ended (unaudited)				Year ended December 31,2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(63,559)	$(57,794)	$(59,501)	$(59,746)	$(240,600)

Net realized and unrealized gain (loss)	$(633,713)	$(2,850,316)	$4,392,949	$(4,848,853)	$(3,939,933)
Net income (loss)	$(697,272)	$(2,908,110)	$4,333,448	$(4,908,599)	$(4,180,533)
Net increase (decrease) in net asset value per share	$(2.23)	$(6.43)	$8.89	$(9.87)	$(9.64)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)				Year ended December 31,2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(1,554,854)	$(1,510,189)	$(1,171,428)	$(1,160,379)	$(5,396,850)

Net realized and unrealized gain (loss)	$(38,162,938)	$92,425,137	$225,454,227	$139,600,443	$419,316,869
Net income (loss)	$(39,717,792)	$90,914,948	$224,282,799	$138,440,064	$413,920,019
Net increase (decrease) in net asset value per share	$(0.18)	$(0.80)	$22.80	$18.60	$40.42

	Three months ended (unaudited)				Year ended December 31,2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(1,492,492)	$(840,088)	$(1,375,292)	$(2,090,328)	$(5,798,200)

Net realized and unrealized gain (loss)	$47,179,205	$62,471,026	$(119,325,102)	$106,611,026	$96,936,157
Net income (loss)	$45,686,713	$61,630,938	$(120,700,394)	$104,520,698	$91,137,957
Net increase (decrease) in net asset value per share	$6.27	$11.18	$(31.68)	$3.64	$(10.59)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(1,649,007)	$(3,032,293)	$(2,326,627)	$(1,928,850)	$(8,936,777)

Net realized and unrealized gain (loss)	$(212,026,452)	$(502,252,751)	$(606,084,450)	$(266,856,633)	$(1,587,220,286)
Net income (loss)	$(213,675,459)	$(505,285,044)	$(608,411,077)	$(268,785,483)	$(1,596,157,063)
Net increase (decrease) in net asset value per share*#	$(220.77)	$(253.18)	$(143.64)	$(41.03)	$(658.62)

	Three months ended (unaudited)				Year ended December 31,2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(2,049,613)	$(2,003,111)	$(1,444,542)	$(1,912,882)	$(7,410,148)

Net realized and unrealized gain (loss)	$(223,600,088)	$(264,338,289)	$182,002,869	$(113,952,578)	$(419,888,086)
Net income (loss)	$(225,649,701)	$(266,341,400)	$180,558,327	$(115,865,460)	$(427,298,234)
Net increase (decrease) in net asset value per share*#	$(2,756.72)	$733.17	$317.61	$(728.43)	$(2,434.37)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Three months ended (unaudited)				Year ended December 31,2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(337,002)	$(412,454)	$(321,432)	$(338,076)	$(1,408,964)

Net realized and unrealized gain (loss)	$5,569,806	$(89,589,990)	$17,321,489	$(23,566,686)	$(90,265,381)
Net income (loss)	$5,232,804	$(90,002,444)	$17,000,057	$(23,904,762)	$(91,674,345)
Net increase (decrease) in net asset value per share#	$(1.71)	$(23.92)	$(0.97)	$(8.30)	$(34.90)

	Three months ended (unaudited)				Year ended December 31,2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(627,608)	$(732,642)	$(463,183)	$(342,778)	$(2,166,211)

Net realized and unrealized gain (loss)	$46,090,543	$(130,174,273)	$86,025,955	$55,790,650	$57,732,875
Net income (loss)	$45,462,935	$(130,906,915)	$85,562,772	$55,447,872	$55,566,664
Net increase (decrease) in net asset value per share#	$4.38	$(14.96)	$15.35	$22.84	$27.61

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(56,298)	$(31,909)	$(19,256)	$(14,709)	$(122,172)

Net realized and unrealized gain (loss)	$6,220,334	$(3,569,149)	$611,260	$(683,701)	$2,578,744
Net income (loss)	$6,164,036	$(3,601,058)	$592,004	$(698,410)	$2,456,572
Net increase (decrease) in net asset value per share*	$20.20	$(32.64)	$2.23	$(13.22)	$(23.43)

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(41,587)	$(48,062)	$(37,310)	$(50,165)	$(177,124)

Net realized and unrealized gain (loss)	$2,097,816	$(910,106)	$3,698,383	$3,914,279	$8,800,372
Net income (loss)	$2,056,229	$(958,168)	$3,661,073	$3,864,114	$8,623,248
Net increase (decrease) in net asset value per share*	$1.17	$(4.23)	$7.45	$14.15	$18.54

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(116,940)	$(114,810)	$(119,115)	$(110,558)	$(461,423)

Net realized and unrealized gain (loss)	$(19,481,223)	$(10,186,660)	$(523,114)	$19,190,280	$(11,000,717)
Net income (loss)	$(19,598,163)	$(10,301,470)	$(642,229)	$19,079,722	$(11,462,140)
Net increase (decrease) in net asset value per share	$(33.80)	$(11.77)	$(0.70)	$21.72	$(24.55)

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(185,696)	$(167,434)	$(181,720)	$(168,732)	$(703,582)

Net realized and unrealized gain (loss)	$2,615,871	$1,077,517	$5,999,565	$7,114,493	$16,807,446
Net income (loss)	$2,430,175	$910,083	$5,817,845	$6,945,761	$16,103,864
Net increase (decrease) in net asset value per share	$1.17	$1.18	$7.99	$8.89	$19.23

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)				Year ended December 31,2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(75,735)	$(70,289)	$(64,078)	$(45,751)	$(255,853)

Net realized and unrealized gain (loss)	$(9,579,793)	$(15,984,890)	$(5,356,501)	$9,992,228	$(20,928,956)
Net income (loss)	$(9,655,528)	$(16,055,179)	$(5,420,579)	$9,946,477	$(21,184,809)
Net increase (decrease) in net asset value per share	$(14.94)	$(16.48)	$(5.22)	$9.37	$(27.27)

	Three months ended (unaudited)				Year ended December 31,2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(118,220)	$(130,679)	$(129,265)	$(138,300)	$(516,464)

Net realized and unrealized gain (loss)	$(5,691,197)	$5,720,789	$6,242,356	$8,671,752	$14,943,700
Net income (loss)	$(5,809,417)	$5,590,110	$6,113,091	$8,533,452	$14,427,236
Net increase (decrease) in net asset value per share	$(7.22)	$4.13	$5.31	$4.55	$6.77

PROSHARES SHORT EURO

	Three months ended (unaudited)				Year ended December 31,2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31,2016
Net investment income (loss)	$(35,145)	$(31,107)	$(29,155)	$(27,321)	$(122,728)

Net realized and unrealized gain (loss)	$(761,194)	$452,845	$(160,000)	$1,021,630	$553,281
Net income (loss)	$(796,339)	$421,738	$(189,155)	$994,309	$430,553
Net increase (decrease) in net asset value per share	$(2.08)	$1.11	$(0.59)	$2.84	$1.28

	Three months ended (unaudited)				Year ended December 31,2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(38,347)	$(45,895)	$(47,612)	$(46,907)	$(178,761)

Net realized and unrealized gain (loss)	$1,781,715	$(777,986)	$(32,048)	$445,899	$1,417,580
Net income (loss)	$1,743,368	$(823,881)	$(79,660)	$398,992	$1,238,819
Net increase (decrease) in net asset value per share	$4.79	$(1.83)	$(0.26)	$1.02	$3.72

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(45,029)	$(36,158)	$(33,889)	$(30,576)	$(145,652)

Net realized and unrealized gain (loss)	$(2,387,137)	$721,364	$(1,289,967)	$1,771,920	$(1,183,820)
Net income (loss)	$(2,432,166)	$685,206	$(1,323,856)	$1,741,344	$(1,329,472)
Net increase (decrease) in net asset value per share	$(6.95)	$1.96	$(3.79)	$5.70	$(3.08)

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(55,714)	$(48,012)	$(54,415)	$(51,846)	$(209,987)

Net realized and unrealized gain (loss)	$2,656,367	$(963,218)	$3,544,373	$(2,071,138)	$3,166,384
Net income (loss)	$2,600,653	$(1,011,230)	$3,489,958	$(2,122,984)	$2,956,397
Net increase (decrease) in net asset value per share	$6.06	$(2.89)	$9.97	$(6.06)	$7.08

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(804,953)	$(666,494)	$(657,657)	$(635,553)	$(2,764,657)

Net realized and unrealized gain (loss)	$(41,031,168)	$18,960,086	$(8,051,669)	$49,297,417	$19,174,666
Net income (loss)	$(41,836,121)	$18,293,592	$(8,709,326)	$48,661,864	$16,410,009
Net increase (decrease) in net asset value per share	$(2.35)	$1.13	$(0.54)	$3.30	$1.54

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(1,189,555)	$(1,296,221)	$(1,351,762)	$(1,163,049)	$(5,000,587)

Net realized and unrealized gain (loss)	$114,159,808	$(48,496,893)	$(7,308,030)	$27,822,084	$86,176,969
Net income (loss)	$112,970,253	$(49,793,114)	$(8,659,792)	$26,659,035	$81,176,382
Net increase (decrease) in net asset value per share	$5.36	$(2.21)	$(0.36)	$1.16	$3.95

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(400,797)	$(324,778)	$(408,214)	$(475,773)	$(1,609,562)

Net realized and unrealized gain (loss)	$(28,677,455)	$(33,065,456)	$(10,390,487)	$80,564,433	$8,431,035
Net income (loss)	$(29,078,252)	$(33,390,234)	$(10,798,701)	$80,088,660	$6,821,473
Net increase (decrease) in net asset value per share	$(11.43)	$(12.98)	$(2.85)	$19.56	$(7.70)

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(1,116,544)	$(973,386)	$(865,306)	$(668,442)	$(3,623,678)

Net realized and unrealized gain (loss)	$(2,867,365)	$15,764,799	$(19,107,015)	$2,668,447	$(3,541,134)
Net income (loss)	$(3,983,909)	$14,791,413	$(19,972,321)	$2,000,005	$(7,164,812)
Net increase (decrease) in net asset value per share	$(0.36)	$3.21	$(4.36)	$0.12	$(1.39)

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(1,525,927)	$(1,768,802)	$(1,683,430)	$(1,653,221)	$(6,631,380)

Net realized and unrealized gain (loss)	$(158,102,104)	$296,192,078	$(80,625,440)	$167,586,234	$225,050,768
Net income (loss)	$(159,628,031)	$294,423,276	$(82,308,870)	$165,933,013	$218,419,388
Net increase (decrease) in net asset value per share#	$(7.16)	$6.34	$(3.31)	$2.32	$(1.81)

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(1,844,712)	$(2,559,682)	$(2,085,145)	$(1,983,616)	$(8,473,155)

Net realized and unrealized gain (loss)	$(193,319,571)	$358,080,448	$(588,538,331)	$(439,833,790)	$(863,611,244)
Net income (loss)	$(195,164,283)	$355,520,766	$(590,623,476)	$(441,817,406)	$(872,084,399)
Net increase (decrease) in net asset value per share#	$(33.23)	$22.75	$(46.30)	$(19.55)	$(76.33)

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(88,761)	$(100,326)	$(93,432)	$(101,967)	$(384,486)

Net realized and unrealized gain (loss)	$(13,053,665)	$18,337,272	$(6,443,095)	$14,953,621	$13,794,133
Net income (loss)	$(13,142,426)	$18,236,946	$(6,536,527)	$14,851,654	$13,409,647
Net increase (decrease) in net asset value per share	$(7.74)	$6.92	$(3.27)	$4.37	$0.28

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(206,884)	$(222,837)	$(190,466)	$(141,148)	$(761,335)

Net realized and unrealized gain (loss)	$(18,381,540)	$2,617,359	$(21,633,331)	$(22,173,098)	$(59,570,610)
Net income (loss)	$(18,588,424)	$2,394,522	$(21,823,797)	$(22,314,246)	$(60,331,945)
Net increase (decrease) in net asset value per share	$(15.98)	$(0.25)	$(13.40)	$(13.45)	$(43.08)

PROSHARES ULTRA GOLD

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(152,453)	$(161,625)	$(172,490)	$(164,383)	$(650,951)

Net realized and unrealized gain (loss)	$23,076,136	$11,212,784	$(792,881)	$(29,878,941)	$3,617,098
Net income (loss)	$22,923,683	$11,051,159	$(965,371)	$(30,043,324)	$2,966,147
Net increase (decrease) in net asset value per share	$10.15	$4.92	$(0.38)	$(11.52)	$3.17

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(227,743)	$(212,388)	$(190,084)	$(166,209)	$(796,424)

Net realized and unrealized gain (loss)	$(3,374,221)	$(3,014,902)	$(9,190,257)	$(7,336,271)	$(22,915,651)
Net income (loss)	$(3,601,964)	$(3,227,290)	$(9,380,341)	$(7,502,480)	$(23,712,075)
Net increase (decrease) in net asset value per share	$(1.62)	$(1.36)	$(3.87)	$(3.42)	$(10.27)

PROSHARES ULTRA SILVER

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(458,870)	$(553,155)	$(701,202)	$(466,165)	$(2,179,392)

Net realized and unrealized gain (loss)	$45,578,002	$108,003,006	$31,136,300	$(120,803,231)	$63,914,077
Net income (loss)	$45,119,132	$107,449,851	$30,435,098	$(121,269,396)	$61,734,685
Net increase (decrease) in net asset value per share	$5.67	$12.80	$3.47	$(15.56)	$6.38

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(699,839)	$(679,148)	$(596,454)	$(532,418)	$(2,507,859)

Net realized and unrealized gain (loss)	$17,250,785	$(34,725,040)	$(42,765,969)	$(28,252,102)	$(88,492,326)
Net income (loss)	$16,550,946	$(35,404,188)	$(43,362,423)	$(28,784,520)	$(91,000,185)
Net increase (decrease) in net asset value per share	$2.11	$(5.03)	$(5.40)	$(3.99)	$(12.31)

PROSHARES ULTRA EURO

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(20,743)	$(16,403)	$(16,659)	$(20,717)	$(74,522)

Net realized and unrealized gain (loss)	$896,550	$(557,861)	$162,469	$(1,540,470)	$(1,039,312)
Net income (loss)	$875,807	$(574,264)	$145,810	$(1,561,187)	$(1,113,834)
Net increase (decrease) in net asset value per share	$1.35	$(0.97)	$0.24	$(2.11)	$(1.49)

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(15,698)	$(34,217)	$(26,696)	$(27,460)	$(104,071)

Net realized and unrealized gain (loss)	$(1,740,537)	$1,082,327	$59,448	$(675,633)	$(1,274,395)
Net income (loss)	$(1,756,235)	$1,048,110	$32,752	$(703,093)	$(1,378,466)
Net increase (decrease) in net asset value per share	$(4.33)	$1.05	$(0.04)	$(1.04)	$(4.36)

PROSHARES ULTRA YEN

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(11,106)	$(11,556)	$(12,886)	$(10,299)	$(45,847)

Net realized and unrealized gain (loss)	$731,464	$1,082,813	$191,351	$(1,892,473)	$113,155
Net income (loss)	$720,358	$1,071,257	$178,465	$(1,902,772)	$67,308
Net increase (decrease) in net asset value per share	$7.21	$10.71	$1.79	$(19.03)	$0.68

	Three months ended (unaudited)				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net investment income (loss)	$(9,090)	$(12,481)	$(11,745)	$(11,107)	$(44,423)

Net realized and unrealized gain (loss)	$(106,753)	$(237,139)	$197,237	$(49,436)	$(196,091)
Net income (loss)	$(115,843)	$(249,620)	$185,492	$(60,543)	$(240,514)
Net increase (decrease) in net asset value per share	$(0.47)	$(2.50)	$1.86	$(0.61)	$(1.72)

See the Index to Financial Statements on Page 136 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.
#	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2016, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2016. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2016, the Sponsor serves as the Trust’s commodity pool operator.

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

Background and Principals

As of December 31, 2016, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

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

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008 and a listed principal of the Sponsor since September 18, 2013. Mr. Karpowicz has been employed by PFA since July 2002 and PSA since its inception as Vice President of Financial Administration. Mr. Karpowicz is 53 years old.

Todd B. Johnson, Principal Executive Officer of the Trust since January 2014; Chief Investment Officer of the Sponsor since February 27, 2009, a registered swap associated person of the Sponsor since January 4, 2013, a registered associated person of the Sponsor since January 29, 2010, and a listed principal of the Sponsor since January 16, 2009. As Principal Executive Officer of the Trust, Mr. Johnson’s responsibilities include oversight of the operations of the Trust. As Chief Investment Officer of the Sponsor, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PFA and PSA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. In addition, Mr. Johnson has been listed as a principal and associated person of PSA since January 14, 2014. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005. Mr. Johnson is 53 years old.

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

Benjamin McAbee, Portfolio Manager of the Sponsor since August 22, 2016, a registered associated person and an NFA associate member of the Sponsor since December 29, 2010. In these roles, Mr. McAbee’s responsibilities include day-to-day portfolio management of the Currency Funds and certain other series of the Trust. Mr. McAbee has been registered as an associated person of PFA since December 5, 2012. Mr. McAbee also serves as a Portfolio Manager of PFA since August 2016 and has served as an Associate Portfolio Manager from December 2011 to August 2016. In addition, Mr. McAbee serves as a Portfolio Manager of PSA since August 2016.

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

Alexander Ilyasov, Senior Portfolio Manager of the Sponsor since August 22, 2016. In this role,

Mr. Illyasov’s responsibilities include oversight of the investment management activities of the VIX Futures

Funds and certain other series of the Trust. Mr. Illyasov also serves as a Senior Portfolio Manager of PFA since October 2013 and has served as Portfolio Manager of PSA since October 2013.

Ryan T. Dofflemeyer, Portfolio Manager of the Sponsor since January 3, 2011, a registered associated person and an NFA associate member of the Sponsor since October 26, 2010. In these roles, Mr. Dofflemeyer’s responsibilities include day-to-day portfolio management of the VIX Funds, the Commodity Index Funds, the Commodity Funds and certain other series of the Trust. Mr. Dofflemeyer has been registered as an associated person of PFA since December 5, 2012. Mr. Dofflemeyer also serves as a Portfolio Manager of PFA since August 2007 and was a Portfolio Analyst between October 2003 and August 2007. In addition,

Mr. Dofflemeyer also serves as Portfolio Manager for Horizon BetaPro Funds (investment funds) since May 2008 and served as a Portfolio Manager of PSA from March 2010 through September 2013. Mr. Dofflemeyer worked as a Research Assistant for the Investment Company Institute (investment funds trade organization) from September 2001 to August 2003.

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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund. equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2016, the following represents Management Fees earned by the Sponsor:

Fund
ProShares VIX Short-Term Futures ETF	$1,632,880
ProShares VIX Mid-Term Futures ETF	369,016
ProShares Short VIX Short-Term Futures ETF	4,448,808
ProShares Ultra VIX Short-Term Futures ETF	6,417,822
ProShares UltraShort Bloomberg Crude Oil	1,755,696
ProShares UltraShort Bloomberg Natural Gas	81,259
ProShares UltraShort Gold	625,950
ProShares UltraShort Silver	349,293
ProShares Short Euro	153,021
ProShares UltraShort Australian Dollar	175,191
ProShares UltraShort Euro	3,777,543
ProShares UltraShort Yen	2,141,333
ProShares Ultra Bloomberg Crude Oil	8,263,078
ProShares Ultra Bloomberg Natural Gas	325,435
ProShares Ultra Gold	900,227
ProShares Ultra Silver	3,021,562
ProShares Ultra Euro	99,537
ProShares Ultra Yen	62,705

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2016 and 2015 were as follows :

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	742,060	775,725
Audit-Related Fees	33,000	12,500
Tax Fees	3,243,200	3,369,100
All Other Fees	—	—

Total	4,018,260	4,157,325

Audit fees for the year ended December 31, 2016 consist of fees paid to PwC for the audit of the Funds’ December 31, 2016 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2015 consist of fees paid to PwC for the audit of the Funds’ December 31, 2015 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the years ended December 31, 2015 or 2016 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Form of Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.

Item 16.	Form 10-K Summary.

Not applicable

ProShares Trust II

Financial Statements as of December 31, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor of ProShares Trust II and the Shareholders of each of the eighteen funds listed below, comprising ProShares Trust II

In our opinion, the accompanying combined and individual statements of financial condition, including the individual schedules of investments, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the combined financial position of ProShares Trust II as of December 31, 2016 and 2015, and the individual financial positions of each of the following eighteen funds comprising ProShares Trust II

ProShares VIX Short-Term Futures ETF (a)	ProShares UltraShort Yen (a)
ProShares VIX Mid-Term Futures ETF (a)	ProShares Ultra Bloomberg Crude Oil (a)
ProShares Short VIX Short-Term Futures ETF (a)	ProShares Ultra Bloomberg Natural Gas (a)
ProShares Ultra VIX Short-Term Futures ETF (a)	ProShares Ultra Gold (a)
ProShares UltraShort Bloomberg Crude Oil (a)	ProShares Ultra Silver (a)
ProShares UltraShort Bloomberg Natural Gas (a)	ProShares Ultra Euro (a)
ProShares UltraShort Gold (a)	ProShares Ultra Yen (a)
ProShares UltraShort Silver (a)
ProShares Short Euro (a)	ProShares Trust II (“combined”) (b)
ProShares UltraShort Australian Dollar (a)
ProShares UltraShort Euro (a)

(a)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2016 and 2015, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for each of the three years in the period ended December 31, 2016.
(b)	A statement of financial condition is presented as of December 31, 2016 and 2015, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for each of the three years in the period ended December 31, 2016.

(collectively, the “Trust”) as of December 31, 2016 and 2015, and the combined and individual results of their operations and their cash flows, for the respective periods described in (a) and (b) above in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual funds maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust and each of the individual fund’s financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

February 27, 2017

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$4,536,425	$2,124,103
Segregated cash balances with brokers for futures contracts	17,235,855	5,888,545
Short-term U.S. government and agency obligations (Note 3) (cost $147,990,045 and $96,075,481, respectively)	147,991,233	96,073,659
Receivable on open futures contracts	4,484,270	1,263,933

Total assets	174,247,783	105,350,240

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	87,637	77,417

Total liabilities	87,637	77,417

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	174,160,146	105,272,823

Total liabilities and shareholders’ equity	$174,247,783	$105,350,240

Shares outstanding (Note 1)	8,209,451	1,589,962

Net asset value per share (Note 1)	$21.21	$66.21

Market value per share (Note 1) (Note 2)	$21.26	$66.65

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills^^:
0.382% due 01/12/17†	$39,000,000	$38,996,151
0.330% due 01/19/17†	9,000,000	8,998,340
0.353% due 01/26/17†	15,500,000	15,495,891
0.409% due 02/02/17†	32,560,000	32,548,741
0.425% due 02/09/17†	5,000,000	4,997,739
0.390% due 02/16/17	10,000,000	9,994,561
0.493% due 03/23/17	37,000,000	36,959,810

Total short-term U.S. government and agency obligations (cost $147,990,045)		$147,991,233

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2017	6,549	$99,053,625	$(2,742,526)
VIX Futures - CBOE, expires February 2017	4,560	75,582,000	2,273,874

			$(468,652)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $17,235,855 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

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

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$466,392	$42,319	$47,562

Expenses
Management fee	1,632,880	1,062,171	1,083,189
Brokerage commissions and fees	270,159	130,942	82,921

Total expenses	1,903,039	1,193,113	1,166,110

Net investment income (loss)	(1,436,647)	(1,150,794)	(1,118,548)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(195,475,791)	(19,408,543)	(694,347)
Short-term U.S. government and agency obligations	6,650	1,703	12,242

Net realized gain (loss)	(195,469,141)	(19,406,840)	(682,105)

Change in net unrealized appreciation/depreciation on
Futures contracts	609,973	(7,343,245)	22,917,306
Short-term U.S. government and agency obligations	3,010	(3,657)	(6,229)

Change in net unrealized appreciation/depreciation	612,983	(7,346,902)	22,911,077

Net realized and unrealized gain (loss)	(194,856,158)	(26,753,742)	22,228,972

Net income (loss)	$(196,292,805)	$(27,904,536)	$21,110,424

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$105,272,823	$111,459,325	$270,398,554

Addition of 12,265,000, 2,495,000 and 2,115,000 shares, respectively (Note 1)	515,131,303	187,659,682	228,373,046
Redemption of 5,645,511, 1,970,000 and 2,945,000 shares, respectively (Note 1)	(249,951,175)	(165,941,648)	(408,422,699)

Net addition (redemption) of 6,619,489, 525,000 and (830,000) shares, respectively (Note 1)	265,180,128	21,718,034	(180,049,653)

Net investment income (loss)	(1,436,647)	(1,150,794)	(1,118,548)
Net realized gain (loss)	(195,469,141)	(19,406,840)	(682,105)
Change in net unrealized appreciation/depreciation	612,983	(7,346,902)	22,911,077

Net income (loss)	(196,292,805)	(27,904,536)	21,110,424

Shareholders’ equity, end of period	$174,160,146	$105,272,823	$111,459,325

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(196,292,805)	$(27,904,536)	$21,110,424
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(11,347,310)	12,551,205	45,580,600
Purchases of short-term U.S. government and agency obligations	(920,726,003)	(599,166,468)	(674,817,750)
Proceeds from sales or maturities of short-term U.S government and agency obligations	869,284,481	585,220,876	800,418,587
Net amortization and accretion on short-term U.S government and agency obligations	(466,392)	(41,722)	(46,740)
Net realized gain (loss) on investments	(6,650)	(1,703)	(12,242)
Change in unrealized appreciation/depreciation on investments	(3,010)	3,657	6,229
Decrease (Increase) in receivable on futures contracts	(3,220,337)	8,053,303	(6,138,219)
Increase (Decrease) in payable to Sponsor	10,220	(3,334)	(128,002)

Net cash provided by (used in) operating activities	(262,767,806)	(21,288,722)	185,972,887

Cash flow from financing activities
Proceeds from addition of shares	515,131,303	187,659,682	228,373,046
Payment on shares redeemed	(249,951,175)	(165,941,648)	(416,984,894)

Net cash provided by (used in) financing activities	265,180,128	21,718,034	(188,611,848)

Net increase (decrease) in cash	2,412,322	429,312	(2,638,961)
Cash, beginning of period	2,124,103	1,694,791	4,333,752

Cash, end of period	$4,536,425	$2,124,103	$1,694,791

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$1,155,115	$671,791
Segregated cash balances with brokers for futures contracts	1,052,615	980,750
Short-term U.S. government and agency obligations (Note 3) (cost $45,486,489 and $25,975,462, respectively)	45,486,235	25,976,287
Receivable on open futures contracts	242,541	42,188

Total assets	47,936,506	27,671,016

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,085,020	—
Payable to Sponsor	32,572	20,378

Total liabilities	2,117,592	20,378

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,818,914	27,650,638

Total liabilities and shareholders’ equity	$47,936,506	$27,671,016

Shares outstanding	1,087,403	512,404

Net asset value per share	$42.14	$53.96

Market value per share (Note 2)	$42.34	$53.99

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills^^:
0.281% due 01/05/17	$1,500,000	$1,499,968
0.390% due 01/12/17	18,500,000	18,498,174
0.299% due 01/19/17	2,000,000	1,999,631
0.311% due 01/26/17	1,500,000	1,499,602
0.411% due 02/02/17	2,000,000	1,999,308
0.372% due 02/09/17†	10,000,000	9,995,478
0.390% due 02/16/17	6,000,000	5,996,737
0.491% due 02/23/17†	4,000,000	3,997,337

Total short-term U.S. government and agency obligations (cost $45,486,489)		$45,486,235

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2017	474	$8,733,450	$(655,635)
VIX Futures - CBOE, expires May 2017	806	15,172,950	(628,070)
VIX Futures - CBOE, expires June 2017	807	15,393,525	(72,915)
VIX Futures - CBOE, expires July 2017	332	6,523,800	68,375

			$(1,288,245)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $1,052,615 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills^^:
0.019% due 02/04/16	$15,119,000	$15,117,893
0.000% due 02/25/16	1,778,000	1,777,808
0.209% due 03/03/16†	9,082,000	9,080,586

Total short-term U.S. government and agency obligations (cost $25,975,462)		$25,976,287

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2016	235	$4,547,250	$(168,335)
VIX Futures - CBOE, expires May 2016	469	9,145,500	10,005
VIX Futures - CBOE, expires June 2016	469	9,262,750	(135,125)
VIX Futures - CBOE, expires July 2016	234	4,691,700	(50,905)

			$(344,360)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $980,750 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$107,409	$8,293	$16,573

Expenses
Management fee	369,016	233,390	392,120
Brokerage commissions and fees	32,884	15,503	10,931

Total expenses	401,900	248,893	403,051

Net investment income (loss)	(294,491)	(240,600)	(386,478)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(11,085,506)	(3,335,936)	(14,378,810)
Short-term U.S. government and agency obligations	499	1,355	1,742

Net realized gain (loss)	(11,085,007)	(3,334,581)	(14,377,068)

Change in net unrealized appreciation/depreciation on
Futures contracts	(943,885)	(605,025)	5,157,354
Short-term U.S. government and agency obligations	(1,079)	(327)	187

Change in net unrealized appreciation/depreciation	(944,964)	(605,352)	5,157,541

Net realized and unrealized gain (loss)	(12,029,971)	(3,939,933)	(9,219,527)

Net income (loss)	$(12,324,462)	$(4,180,533)	$(9,606,005)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$27,650,638	$21,459,575	$51,134,323

Addition of 1,100,000, 325,000 and 593,750 shares, respectively	55,230,587	19,318,111	41,886,902
Redemption of 525,001, 150,000 and 918,847 shares, respectively	(24,737,849)	(8,946,515)	(61,955,645)

Net addition (redemption) of 574,999, 175,000 and (325,097) shares, respectively	30,492,738	10,371,596	(20,068,743)

Net investment income (loss)	(294,491)	(240,600)	(386,478)
Net realized gain (loss)	(11,085,007)	(3,334,581)	(14,377,068)
Change in net unrealized appreciation/depreciation	(944,964)	(605,352)	5,157,541

Net income (loss)	(12,324,462)	(4,180,533)	(9,606,005)

Shareholders’ equity, end of period	$45,818,914	$27,650,638	$21,459,575

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(12,324,462)	$(4,180,533)	$(9,606,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(71,865)	926,200	6,547,440
Purchases of short-term U.S. government and agency obligations	(175,738,460)	(95,567,067)	(161,570,392)
Proceeds from sales or maturities of short-term U.S government and agency obligations	156,335,340	93,706,007	183,523,221
Net amortization and accretion on short-term U.S government and agency obligations	(107,408)	(8,293)	(16,573)
Net realized gain (loss) on investments	(499)	(1,355)	(1,742)
Change in unrealized appreciation/depreciation on investments	1,079	327	(187)
Decrease (Increase) in receivable on futures contracts	(200,353)	1,741,140	(1,682,594)
Increase (Decrease) in payable to Sponsor	12,194	(2,358)	(22,712)

Net cash provided by (used in) operating activities	(32,094,434)	(3,385,932)	17,170,456

Cash flow from financing activities
Proceeds from addition of shares	55,230,587	19,318,111	41,886,902
Payment on shares redeemed	(22,652,829)	(16,894,470)	(59,329,673)

Net cash provided by (used in) financing activities	32,577,758	2,423,641	(17,442,771)

Net increase (decrease) in cash	483,324	(962,291)	(272,315)
Cash, beginning of period	671,791	1,634,082	1,906,397

Cash, end of period	$1,155,115	$671,791	$1,634,082

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$1,850,760	$5,150,976
Segregated cash balances with brokers for futures contracts	55,323,984	123,528,405
Short-term U.S. government and agency obligations (Note 3) (cost $170,391,741 and $535,381,199, respectively)	170,396,436	535,392,718
Receivable from capital shares sold	—	10,164,157
Receivable on open futures contracts	1,059,418	—

Total assets	228,630,598	674,236,256

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	29,497,107
Payable on open futures contracts	325,000	1,420,271
Payable to Sponsor	230,211	507,517

Total liabilities	555,211	31,424,895

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	228,075,387	642,811,361

Total liabilities and shareholders’ equity	$228,630,598	$674,236,256

Shares outstanding	2,500,000	12,650,040

Net asset value per share	$91.23	$50.81

Market value per share (Note 2)	$90.98	$50.45

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(75% of shareholders’ equity)
U.S. Treasury Bills^^:
0.471% due 02/09/17	$47,500,000	$47,478,520
0.437% due 02/16/17†	95,000,000	94,948,330
0.493% due 03/23/17	28,000,000	27,969,586

Total short-term U.S. government and agency obligations (cost $170,391,741)		$170,396,436

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2017	8,491	$128,426,375	$(7,027,685)
VIX Futures - CBOE, expires February 2017	5,974	99,019,050	(3,281,926)

			$(10,309,611)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $55,323,984 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills^^:
0.065% due 01/07/16	$44,561,000	$44,560,853
0.053% due 01/14/16	13,600,000	13,599,660
0.000% due 01/21/16	10,817,000	10,816,540
0.165% due 01/28/16	22,342,000	22,340,063
0.035% due 02/04/16	36,091,000	36,088,358
0.036% due 02/11/16	85,348,000	85,336,743
0.000% due 02/25/16	10,901,000	10,899,819
0.208% due 03/03/16	63,916,000	63,906,048
0.194% due 03/17/16	74,289,000	74,274,692
0.206% due 03/24/16	35,842,000	35,827,663
0.364% due 05/26/16†	137,956,000	137,742,279

Total short-term U.S. government and agency obligations (cost $535,381,199)		$535,392,718

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2016	17,150	$317,703,750	$10,805,245
VIX Futures - CBOE, expires February 2016	17,151	323,725,125	(58,830)

			$10,746,415

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $123,528,405 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$1,126,057	$180,686	$81,544

Expenses
Management fee	4,448,808	4,043,491	2,785,597
Brokerage commissions and fees	2,074,099	1,935,395	1,581,416

Total expenses	6,522,907	5,978,886	4,367,013

Net investment income (loss)	(5,396,850)	(5,798,200)	(4,285,469)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	440,391,389	69,793,028	76,925,998
Short-term U.S. government and agency obligations	(11,670)	35,629	19,363

Net realized gain (loss)	440,379,719	69,828,657	76,945,361

Change in net unrealized appreciation/depreciation on
Futures contracts	(21,056,026)	27,098,564	(24,469,104)
Short-term U.S. government and agency obligations	(6,824)	8,936	(1,764)

Change in net unrealized appreciation/depreciation	(21,062,850)	27,107,500	(24,470,868)

Net realized and unrealized gain (loss)	419,316,869	96,936,157	52,474,493

Net income (loss)	$413,920,019	$91,137,957	$48,189,024

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$642,811,361	$506,556,124	$141,751,202

Addition of 52,950,000, 24,100,000 and 16,100,000 shares, respectively	2,867,628,691	1,403,231,166	1,056,547,830
Redemption of 63,100,040, 19,700,000 and 9,950,000 shares, respectively	(3,696,284,684)	(1,358,113,886)	(739,931,932)

Net addition (redemption) of (10,150,040), 4,400,000 and 6,150,000 shares, respectively	(828,655,993)	45,117,280	316,615,898

Net investment income (loss)	(5,396,850)	(5,798,200)	(4,285,469)
Net realized gain (loss)	440,379,719	69,828,657	76,945,361
Change in net unrealized appreciation/depreciation	(21,062,850)	27,107,500	(24,470,868)

Net income (loss)	413,920,019	91,137,957	48,189,024

Shareholders’ equity, end of period	$228,075,387	$642,811,361	$506,556,124

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$413,920,019	$91,137,957	$48,189,024
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	68,204,421	(38,283,455)	(51,692,300)
Purchases of short-term U.S. government and agency obligations	(2,915,165,614)	(2,104,319,382)	(1,647,460,143)
Proceeds from sales or maturities of short-term U.S government and agency obligations	3,281,269,459	2,016,127,119	1,306,143,088
Net amortization and accretion on short-term U.S government and agency obligations	(1,126,057)	(180,670)	(81,544)
Net realized gain (loss) on investments	11,670	(35,629)	(19,363)
Change in unrealized appreciation/depreciation on investments	6,824	(8,936)	1,764
Decrease (Increase) in receivable on futures contracts	(1,059,418)	—	603,833
Increase (Decrease) in payable to Sponsor	(277,306)	100,052	289,792
Increase (Decrease) in payable on futures contracts	(1,095,271)	(29,599,748)	31,020,019

Net cash provided by (used in) operating activities	844,688,727	(65,062,692)	(313,005,830)

Cash flow from financing activities
Proceeds from addition of shares	2,877,792,848	1,393,067,009	1,056,547,830
Payment on shares redeemed	(3,725,781,791)	(1,331,975,560)	(736,573,151)

Net cash provided by (used in) financing activities	(847,988,943)	61,091,449	319,974,679

Net increase (decrease) in cash	(3,300,216)	(3,971,243)	6,968,849
Cash, beginning of period	5,150,976	9,122,219	2,153,370

Cash, end of period	$1,850,760	$5,150,976	$9,122,219

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$10,969,955	$9,081,964
Segregated cash balances with brokers for futures contracts	71,363,625	62,348,600
Short-term U.S. government and agency obligations (Note 3) (cost $434,676,067 and $438,333,277, respectively)	434,671,795	438,357,849
Receivable from capital shares sold	–	32,987,472
Receivable on open futures contracts	35,967,191	17,995,478

Total assets	552,972,566	560,771,363

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	36,789,539	12,635,235
Payable to Sponsor	424,273	427,388

Total liabilities	37,213,812	13,062,623

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	515,758,754	547,708,740

Total liabilities and shareholders’ equity	$552,972,566	$560,771,363

Shares outstanding (Note 1) (Note 9)	11,861,530	780,098

Net asset value per share (Note 1) (Note 9)	$43.48	$702.10

Market value per share (Note 1) (Note 2) (Note 9)	$43.75	$708.75

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills^^:
0.294% due 01/05/17	$20,161,000	$20,160,569
0.307% due 01/12/17	68,063,000	68,056,282
0.336% due 01/19/17†	62,500,000	62,488,475
0.319% due 01/26/17†	66,000,000	65,982,504
0.342% due 02/02/17†	60,092,000	60,071,220
0.442% due 02/09/17†	14,000,000	13,993,669
0.435% due 02/16/17†	133,000,000	132,927,661
0.491% due 02/23/17†	8,000,000	7,994,674
0.493% due 03/23/17	3,000,000	2,996,741

Total short-term U.S. government and agency obligations (cost $434,676,067)		$434,671,795

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2017	38,688	$585,156,000	$(21,567,112)
VIX Futures - CBOE, expires February 2017	27,012	447,723,900	13,594,875

			$(7,972,237)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $71,363,625 was pledged to cover margin requirements for open futures contracts as of

December 31, 2016.

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$1,639,964	$156,187	$72,700

Expenses
Management fee	6,417,822	4,362,460	2,868,337
Brokerage commissions and fees	4,158,919	3,203,875	2,563,849

Total expenses	10,576,741	7,566,335	5,432,186

Net investment income (loss)	(8,936,777)	(7,410,148)	(5,359,486)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,567,340,688)	(392,174,228)	(139,412,525)
Short-term U.S. government and agency obligations	15,949	(49,718)	9,921

Net realized gain (loss)	(1,567,324,739)	(392,223,946)	(139,402,604)

Change in net unrealized appreciation/depreciation on
Futures contracts	(19,866,703)	(27,690,787)	63,595,164
Short-term U.S. government and agency obligations	(28,844)	26,647	(4,701)

Change in net unrealized appreciation/depreciation	(19,895,547)	(27,664,140)	63,590,463

Net realized and unrealized gain (loss)	(1,587,220,286)	(419,888,086)	(75,812,141)

Net income (loss)	$(1,596,157,063)	$(427,298,234)	$(81,171,627)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$547,708,740	$351,789,953	$226,233,584

Addition of 28,958,000, 2,887,200 and 408,600 shares, respectively (Note 1) (Note 9)	4,540,375,465	3,192,766,319	1,646,851,705
Redemption of 17,876,568, 2,219,263 and 323,418 shares, respectively (Note 1) (Note 9)	(2,976,168,388)	(2,569,549,298)	(1,440,123,709)

Net addition (redemption) of 11,081,432, 667,937 and 85,182 shares, respectively (Note 1) (Note 9)	1,564,207,077	623,217,021	206,727,996

Net investment income (loss)	(8,936,777)	(7,410,148)	(5,359,486)
Net realized gain (loss)	(1,567,324,739)	(392,223,946)	(139,402,604)
Change in net unrealized appreciation/depreciation	(19,895,547)	(27,664,140)	63,590,463

Net income (loss)	(1,596,157,063)	(427,298,234)	(81,171,627)

Shareholders’ equity, end of period	$515,758,754	$547,708,740	$351,789,953

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(1,596,157,063)	$(427,298,234)	$(81,171,627)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(9,015,025)	54,559,100	(9,805,950)
Purchases of short-term U.S. government and agency obligations	(4,242,730,514)	(3,411,109,730)	(2,489,268,812)
Proceeds from sales or maturities of short-term U.S government and agency obligations	4,248,037,733	3,155,524,185	2,416,241,031
Net amortization and accretion on short-term U.S government and agency obligations	(1,634,060)	(156,187)	(72,700)
Net realized gain (loss) on investments	(15,949)	49,718	(9,921)
Change in unrealized appreciation/depreciation on investments	28,844	(26,647)	4,701
Decrease (Increase) in receivable on futures contracts	(17,971,713)	24,535,963	(42,531,441)
Increase (Decrease) in payable to Sponsor	(3,115)	124,528	113,369
Increase (Decrease) in payable on futures contracts	—	—	(3,356,803)

Net cash provided by (used in) operating activities	(1,619,460,862)	(603,797,304)	(209,858,153)

Cash flow from financing activities
Proceeds from addition of shares	4,573,362,937	3,172,328,095	1,645,206,121
Payment on shares redeemed	(2,952,014,084)	(2,563,186,119)	(1,433,851,653)

Net cash provided by (used in) financing activities	1,621,348,853	609,141,976	211,354,468

Net increase (decrease) in cash	1,887,991	5,344,672	1,496,315
Cash, beginning of period	9,081,964	3,737,292	2,240,977

Cash, end of period	$10,969,955	$9,081,964	$3,737,292

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$2,715,772	$598,645
Segregated cash balances with brokers for futures contracts	4,931,520	10,154,430
Short-term U.S. government and agency obligations (Note 3) (cost $205,694,828 and $79,694,797, respectively)	205,694,385	79,692,642
Unrealized appreciation on swap agreements	—	6,412,656

Total assets	213,341,677	96,858,373

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	13,602	850,883
Brokerage commissions and fees payable	—	8,453
Payable to Sponsor	162,891	101,143
Unrealized depreciation on swap agreements	12,206,881	—

Total liabilities	12,383,374	960,479

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	200,958,303	95,897,894

Total liabilities and shareholders’ equity	$213,341,677	$96,858,373

Shares outstanding (Note 9)	6,339,884	1,439,888

Net asset value per share (Note 9)	$31.70	$66.60

Market value per share (Note 2) (Note 9)	$31.65	$66.82

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills^^:
0.281% due 01/05/17†	$14,476,000	$14,475,690
0.353% due 01/12/17†	56,495,000	56,489,424
0.344% due 01/19/17†	38,000,000	37,992,993
0.395% due 01/26/17†	13,300,000	13,296,474
0.406% due 02/02/17	5,500,000	5,498,098
0.441% due 02/09/17†	9,000,000	8,995,930
0.390% due 02/16/17	11,000,000	10,994,017
0.458% due 03/02/17†	50,000,000	49,960,930
0.493% due 03/23/17†	3,000,000	2,996,741
0.516% due 03/30/17†	5,000,000	4,994,088

Total short-term U.S. government and agency obligations (cost $205,694,828)		$205,694,385

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires March 2017	1,401	$76,578,660	$(1,426,815)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/10/17	$(116,603,958)	$(4,742,191)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/10/17	(87,898,388)	(3,061,395)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/10/17	(31,195,025)	(1,050,699)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/10/17	(89,698,517)	(3,352,596)

				$(12,206,881)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $4,931,520 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills^^:
0.080% due 01/07/16	$3,329,000	$3,328,989
0.020% due 01/21/16	21,612,000	21,611,082
0.026% due 02/04/16	5,980,000	5,979,562
0.180% due 02/18/16†	5,106,000	5,105,266
0.000% due 02/25/16†	14,974,000	14,972,378
0.200% due 03/10/16	2,835,000	2,834,403
0.172% due 03/17/16†	2,372,000	2,371,543
0.176% due 03/24/16†	14,653,000	14,647,139
0.353% due 05/26/16†	8,856,000	8,842,280

Total short-term U.S. government and agency obligations (cost $79,694,797)		$79,692,642

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2016	2,367	$90,348,390	$2,464,513

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/06/16	$(19,234,533)	$1,098,278
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/16	(29,881,854)	1,722,894
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/16	(17,799,590)	1,595,552
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/16	(8,303,436)	521,142
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/16	(26,258,293)	1,474,790

				$6,412,656

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $10,154,430 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$500,160	$60,884	$110,620

Expenses
Management fee	1,755,696	1,978,613	2,448,428
Brokerage commissions and fees	153,428	248,482	78,033

Total expenses	1,909,124	2,227,095	2,526,461

Net investment income (loss)	(1,408,964)	(2,166,211)	(2,415,841)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,045,454)	46,904,474	44,472,509
Swap agreements	(55,706,710)	44,765,850	54,854,588
Short-term U.S. government and agency obligations	(4,064)	14,458	20,701

Net realized gain (loss)	(67,756,228)	91,684,782	99,347,798

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,891,328)	(13,342,090)	17,039,376
Swap agreements	(18,619,537)	(20,605,421)	29,350,977
Short-term U.S. government and agency obligations	1,712	(4,396)	(8,704)

Change in net unrealized appreciation/depreciation	(22,509,153)	(33,951,907)	46,381,649

Net realized and unrealized gain (loss)	(90,265,381)	57,732,875	145,729,447

Net income (loss)	$(91,674,345)	$55,566,664	$143,313,606

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$95,897,894	$169,210,110	$256,060,149

Addition of 18,500,000, 21,600,000 and 31,400,000 shares, respectively (Note 9)	1,002,034,810	796,070,368	474,919,955
Redemption of 13,600,004, 24,500,000 and 43,200,000 shares, respectively (Note 9)	(805,300,056)	(924,949,248)	(705,083,600)

Net addition (redemption) of 4,899,996, (2,900,000) and (11,800,000) shares, respectively (Note 9)	196,734,754	(128,878,880)	(230,163,645)

Net investment income (loss)	(1,408,964)	(2,166,211)	(2,415,841)
Net realized gain (loss)	(67,756,228)	91,684,782	99,347,798
Change in net unrealized appreciation/depreciation	(22,509,153)	(33,951,907)	46,381,649

Net income (loss)	(91,674,345)	55,566,664	143,313,606

Shareholders’ equity, end of period	$200,958,303	$95,897,894	$169,210,110

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(91,674,345)	$55,566,664	$143,313,606
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	5,222,910	2,138,235	(4,659,270)
Purchases of short-term U.S. government and agency obligations	(1,099,847,442)	(1,238,357,695)	(1,127,199,240)
Proceeds from sales or maturities of short-term U.S government and agency obligations	974,343,507	1,290,330,607	1,243,311,872
Net amortization and accretion on short-term U.S government and agency obligations	(500,160)	(60,884)	(110,620)
Net realized gain (loss) on investments	4,064	(14,458)	(20,701)
Change in unrealized appreciation/depreciation on investments	18,617,825	20,609,817	(29,342,273)
Decrease (Increase) in receivable on futures contracts	—	1,293,531	210,412
Increase (Decrease) in payable to Sponsor	61,748	(27,242)	(73,442)
Increase (Decrease) in brokerage commissions and fees payable	(8,453)	8,453	—
Increase (Decrease) in payable on futures contracts	(837,281)	850,883	—

Net cash provided by (used in) operating activities	(194,617,627)	132,337,911	225,430,344

Cash flow from financing activities
Proceeds from addition of shares	1,002,034,810	796,070,368	474,919,955
Payment on shares redeemed	(805,300,056)	(928,803,902)	(701,228,946)

Net cash provided by (used in) financing activities	196,734,754	(132,733,534)	(226,308,991)

Net increase (decrease) in cash	2,117,127	(395,623)	(878,647)
Cash, beginning of period	598,645	994,268	1,872,915

Cash, end of period	$2,715,772	$598,645	$994,268

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$326,631	$1,099,140
Segregated cash balances with brokers for futures contracts	710,655	2,046,660
Short-term U.S. government and agency obligations (Note 3) (cost $2,899,188 and $8,114,653, respectively)	2,899,151	8,115,004
Receivable on open futures contracts	105,872	—

Total assets	4,042,309	11,260,804

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	785,170
Brokerage commissions and fees payable	144	1,908
Payable to Sponsor	3,371	10,870

Total liabilities	3,515	797,948

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,038,794	10,462,856

Total liabilities and shareholders’ equity	$4,042,309	$11,260,804

Shares outstanding (Note 1)	174,832	224,856

Net asset value per share (Note 1)	$23.10	$46.53

Market value per share (Note 1) (Note 2)	$23.05	$46.55

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(72% of shareholders’ equity)
U.S. Treasury Bills^^:
0.343% due 01/26/17	$1,900,000	$1,899,497
0.406% due 02/02/17	1,000,000	999,654

Total short-term U.S. government and agency obligations (cost $2,899,188)		$2,899,151

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2017	219	$8,067,960	$(482,031)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $710,655 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills^^:
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

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$19,053	$5,830	$16,306

Expenses
Management fee	81,259	112,277	385,014
Brokerage commissions and fees	59,966	70,677	92,199

Total expenses	141,225	182,954	477,213

Net investment income (loss)	(122,172)	(177,124)	(460,907)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	586,860	15,212,804	8,791,719
Short-term U.S. government and agency obligations	3,139	29	5,163

Net realized gain (loss)	589,999	15,212,833	8,796,882

Change in net unrealized appreciation/depreciation on
Futures contracts	1,989,133	(6,412,629)	2,899,165
Short-term U.S. government and agency obligations	(388)	168	72

Change in net unrealized appreciation/depreciation	1,988,745	(6,412,461)	2,899,237

Net realized and unrealized gain (loss)	2,578,744	8,800,372	11,696,119

Net income (loss)	$2,456,572	$8,623,248	$11,235,212

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$10,462,856	$14,688,564	$22,734,767

Addition of 950,000, 1,350,000 and 8,550,000 shares, respectively (Note 1)	40,020,426	37,204,187	119,491,987
Redemption of 1,000,024, 1,650,000 and 9,000,000 shares, respectively (Note 1)	(48,901,060)	(50,053,143)	(138,773,402)

Net addition (redemption) of (50,024), (300,000) and (450,000) shares, respectively (Note 1)	(8,880,634)	(12,848,956)	(19,281,415)

Net investment income (loss)	(122,172)	(177,124)	(460,907)
Net realized gain (loss)	589,999	15,212,833	8,796,882
Change in net unrealized appreciation/depreciation	1,988,745	(6,412,461)	2,899,237

Net income (loss)	2,456,572	8,623,248	11,235,212

Shareholders’ equity, end of period	$4,038,794	$10,462,856	$14,688,564

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$2,456,572	$8,623,248	$11,235,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,336,005	2,359,170	(2,021,030)
Purchases of short-term U.S. government and agency obligations	(46,397,398)	(59,678,558)	(208,007,837)
Proceeds from sales or maturities of short-term U.S government and agency obligations	51,635,055	60,242,291	217,631,381
Net amortization and accretion on short-term U.S government and agency obligations	(19,053)	(5,830)	(16,306)
Net realized gain (loss) on investments	(3,139)	(29)	(5,163)
Change in unrealized appreciation/depreciation on investments	388	(168)	(72)
Decrease (Increase) in receivable on futures contracts	(105,872)	923,531	597,017
Increase (Decrease) in payable to Sponsor	(7,499)	620	309
Increase (Decrease) in brokerage commissions and fees payable	(1,764)	1,908	—
Increase (Decrease) in payable on futures contracts	(785,170)	785,170	—

Net cash provided by (used in) operating activities	8,108,125	13,251,353	19,413,511

Cash flow from financing activities
Proceeds from addition of shares	40,020,426	37,204,187	119,491,987
Payment on shares redeemed	(48,901,060)	(50,053,143)	(138,773,402)

Net cash provided by (used in) financing activities	(8,880,634)	(12,848,956)	(19,281,415)

Net increase (decrease) in cash	(772,509)	402,397	132,096
Cash, beginning of period	1,099,140	696,743	564,647

Cash, end of period	$326,631	$1,099,140	$696,743

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$120,840	$151,638
Segregated cash balances with brokers for futures contracts	13,200	91,250
Short-term U.S. government and agency obligations (Note 3) (cost $60,540,275 and $72,981,653, respectively)	60,540,555	72,979,905
Unrealized appreciation on forward agreements	3,033,566	1,808,942
Receivable on open futures contracts	1,280	—

Total assets	63,709,441	75,031,735

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	80
Payable to Sponsor	55,794	59,891

Total liabilities	55,794	59,971

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	63,653,647	74,971,764

Total liabilities and shareholders’ equity	$63,709,441	$75,031,735

Shares outstanding	696,978	646,978

Net asset value per share	$91.33	$115.88

Market value per share (Note 2)	$90.54	$115.83

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.435% due 01/12/17	$1,572,000	$1,571,845
0.308% due 01/19/17†	1,000,000	999,815
0.371% due 01/26/17	10,000,000	9,997,349
0.407% due 02/02/17	13,000,000	12,995,504
0.406% due 02/16/17†	18,000,000	17,990,210
0.491% due 02/23/17†	5,000,000	4,996,671
0.481% due 03/09/17†	10,000,000	9,991,333
0.493% due 03/23/17	2,000,000	1,997,828

Total short-term U.S. government and agency obligations (cost $60,540,275)		$60,540,555

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2017	2	$230,340	$18,980

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	(0.85)%	01/10/17	$(44,500)	$(51,008,125)	$1,147,811
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.70)	01/10/17	(25,498)	(29,227,083)	881,454
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.65)	01/10/17	(14,600)	(16,735,250)	393,006
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.74)	01/10/17	(26,250)	(30,089,325)	611,295

					$3,033,566

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $13,200 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills^^:
0.135% due 01/07/16†	$10,805,000	$10,804,964
0.040% due 01/14/16†	30,298,000	30,297,243
0.043% due 01/21/16	6,940,000	6,939,705
0.000% due 02/25/16†	10,734,000	10,732,837
0.210% due 03/03/16	1,742,000	1,741,729
0.070% due 03/10/16†	4,806,000	4,804,987
0.181% due 03/17/16†	500,000	499,904
0.203% due 03/24/16†	2,297,000	2,296,081
0.353% due 05/26/16†	4,870,000	4,862,455

Total short-term U.S. government and agency obligations (cost $72,981,653)		$72,979,905

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2016	2	$212,040	$5,220

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	0.50%	01/06/16	$(6,500)	$(6,889,740)	$3,915
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.25	01/06/16	(68,100)	(72,186,681)	1,046,664
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.60	01/06/16	(26,298)	(27,874,828)	158,827
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.74	01/06/16	(14,000)	(14,839,440)	212,680
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.61	01/06/16	(26,350)	(27,929,946)	386,856

					$1,808,942

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,250 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

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

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$164,570	$31,999	$40,675

Expenses
Management fee	625,950	735,540	898,453
Brokerage commissions and fees	43	41	39

Total expenses	625,993	735,581	898,492

Net investment income (loss)	(461,423)	(703,582)	(857,817)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(29,440)	15,950	23,310
Forward agreements	(12,211,311)	12,691,685	(5,339,792)
Short-term U.S. government and agency obligations	(378)	1,301	3,873

Net realized gain (loss)	(12,241,129)	12,708,936	(5,312,609)

Change in net unrealized appreciation/depreciation on
Futures contracts	13,760	9,740	(19,040)
Forward agreements	1,224,624	4,091,720	(7,915,831)
Short-term U.S. government and agency obligations	2,028	(2,950)	868

Change in net unrealized appreciation/depreciation	1,240,412	4,098,510	(7,934,003)

Net realized and unrealized gain (loss)	(11,000,717)	16,807,446	(13,246,612)

Net income (loss)	$(11,462,140)	$16,103,864	$(14,104,429)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$74,971,764	$81,861,762	$139,436,456

Addition of 1,050,000, 150,000 and 550,000 shares, respectively	83,353,994	13,383,255	51,784,693
Redemption of 1,000,000, 350,000 and 1,050,000 shares, respectively	(83,209,971)	(36,377,117)	(95,254,958)

Net addition (redemption) of 50,000, (200,000) and (500,000) shares, respectively	144,023	(22,993,862)	(43,470,265)

Net investment income (loss)	(461,423)	(703,582)	(857,817)
Net realized gain (loss)	(12,241,129)	12,708,936	(5,312,609)
Change in net unrealized appreciation/depreciation	1,240,412	4,098,510	(7,934,003)

Net income (loss)	(11,462,140)	16,103,864	(14,104,429)

Shareholders’ equity, end of period	$63,653,647	$74,971,764	$81,861,762

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(11,462,140)	$16,103,864	$(14,104,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	78,050	(82,450)	7,150
Purchases of short-term U.S. government and agency obligations	(320,273,448)	(254,497,395)	(320,898,147)
Proceeds from sales or maturities of short-term U.S government and agency obligations	332,879,016	265,587,947	385,891,756
Net amortization and accretion on short-term U.S government and agency obligations	(164,568)	(31,999)	(40,646)
Net realized gain (loss) on investments	378	(1,301)	(3,873)
Change in unrealized appreciation/depreciation on investments	(1,226,652)	(4,088,770)	7,914,963
Decrease (Increase) in receivable on futures contracts	(1,280)	3,260	(2,960)
Increase (Decrease) in payable to Sponsor	(4,097)	(10,170)	(53,758)
Increase (Decrease) in payable on futures contracts	(80)	80	—

Net cash provided by (used in) operating activities	(174,821)	22,983,066	58,710,056

Cash flow from financing activities
Proceeds from addition of shares	83,353,994	13,383,255	51,784,693
Payment on shares redeemed	(83,209,971)	(36,377,117)	(110,529,962)

Net cash provided by (used in) financing activities	144,023	(22,993,862)	(58,745,269)

Net increase (decrease) in cash	(30,798)	(10,796)	(35,213)
Cash, beginning of period	151,638	162,434	197,647

Cash, end of period	$120,840	$151,638	$162,434

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$86,051	$514,784
Segregated cash balances with brokers for futures contracts	14,300	11,440
Short-term U.S. government and agency obligations (Note 3) (cost $21,549,766 and $50,730,044, respectively)	21,550,319	50,730,230
Unrealized appreciation on forward agreements	1,384,246	4,778,279
Receivable on open futures contracts	2,290	390

Total assets	23,037,206	56,035,123

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	19,550	47,185

Total liabilities	19,550	47,185

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,017,656	55,987,938

Total liabilities and shareholders’ equity	$23,037,206	$56,035,123

Shares outstanding	616,976	866,978

Net asset value per share	$37.31	$64.58

Market value per share (Note 2)	$38.76	$64.55

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills^^:
0.339% due 01/12/17†	$5,759,000	$5,758,432
0.455% due 01/19/17	1,500,000	1,499,723
0.371% due 01/26/17	1,000,000	999,735
0.409% due 02/02/17	1,300,000	1,299,551
0.452% due 02/09/17†	8,000,000	7,996,382
0.491% due 02/23/17†	2,000,000	1,998,668
0.493% due 03/23/17†	2,000,000	1,997,828

Total short-term U.S. government and agency obligations (cost $21,549,766)		$21,550,319

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2017	2	$159,890	$27,310

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(1.05)%	01/10/17	$(1,076,000)	$(17,480,588)	$610,478
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.80)	01/10/17	(934,500)	(15,181,326)	323,829
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(0.80)	01/10/17	(156,000)	(2,534,314)	86,543
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.82)	01/10/17	(657,000)	(10,673,425)	363,396

					$1,384,246

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $14,300 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills^^:
0.135% due 01/07/16†	$8,744,000	$8,743,971
0.043% due 01/21/16	1,641,000	1,640,930
0.055% due 01/28/16	1,000,000	999,913
0.000% due 02/11/16†	1,982,000	1,981,739
0.138% due 02/18/16†	8,323,000	8,321,804
0.000% due 02/25/16†	4,001,000	4,000,567
0.181% due 03/17/16†	4,573,000	4,572,119
0.163% due 03/24/16†	18,199,000	18,191,721
0.386% due 05/26/16†	2,281,000	2,277,466

Total short-term U.S. government and agency obligations (cost $50,730,044)		$50,730,230

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2016	2	$138,030	$5,970

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.50)%	01/06/16	$(3,253,000)	$(44,962,315)	$2,500,263
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.10)	01/06/16	(2,047,500)	(28,298,907)	1,044,986
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	0.00	01/06/16	(656,000)	(9,066,707)	438,975
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.09)	01/06/16	(2,135,000)	(29,508,262)	794,055

					$4,778,279

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $11,440 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$93,483	$23,831	$30,901

Expenses
Management fee	349,293	540,253	616,703
Brokerage commissions and fees	43	42	39

Total expenses	349,336	540,295	616,742

Net investment income (loss)	(255,853)	(516,464)	(585,841)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(40,250)	15,575	32,275
Forward agreements	(17,514,464)	10,743,970	15,082,608
Short-term U.S. government and agency obligations	(1,916)	(2,787)	4,234

Net realized gain (loss)	(17,556,630)	10,756,758	15,119,117

Change in net unrealized appreciation/depreciation on
Futures contracts	21,340	4,410	(12,640)
Forward agreements	(3,394,033)	4,183,326	2,822,810
Short-term U.S. government and agency obligations	367	(794)	(2,414)

Change in net unrealized appreciation/depreciation	(3,372,326)	4,186,942	2,807,756

Net realized and unrealized gain (loss)	(20,928,956)	14,943,700	17,926,873

Net income (loss)	$(21,184,809)	$14,427,236	$17,341,032

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$55,987,938	$53,007,867	$112,989,686

Addition of 1,650,000, 1,650,000 and 1,800,000 shares, respectively (Note 1)	69,113,968	84,272,164	72,497,634
Redemption of 1,900,002, 1,700,000 and 3,400,000 shares, respectively (Note 1)	(80,899,441)	(95,719,329)	(149,820,485)

Net addition (redemption) of (250,002), (50,000) and (1,600,000) shares, respectively (Note 1)	(11,785,473)	(11,447,165)	(77,322,851)

Net investment income (loss)	(255,853)	(516,464)	(585,841)
Net realized gain (loss)	(17,556,630)	10,756,758	15,119,117
Change in net unrealized appreciation/depreciation	(3,372,326)	4,186,942	2,807,756

Net income (loss)	(21,184,809)	14,427,236	17,341,032

Shareholders’ equity, end of period	$23,017,656	$55,987,938	$53,007,867

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(21,184,809)	$14,427,236	$17,341,032
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,860)	2,860	7,700
Purchases of short-term U.S. government and agency obligations	(149,552,689)	(220,073,123)	(243,452,982)
Proceeds from sales or maturities of short-term U.S government and agency obligations	178,824,533	221,589,835	306,085,077
Net amortization and accretion on short-term U.S government and agency obligations	(93,482)	(23,831)	(30,901)
Net realized gain (loss) on investments	1,916	2,787	(4,234)
Change in unrealized appreciation/depreciation on investments	3,393,666	(4,182,532)	(2,820,396)
Decrease (Increase) in receivable on futures contracts	(1,900)	6,380	(4,320)
Increase (Decrease) in payable to Sponsor	(27,635)	4,831	(51,786)

Net cash provided by (used in) operating activities	11,356,740	11,754,443	77,069,190

Cash flow from financing activities
Proceeds from addition of shares	69,113,968	84,272,164	72,497,634
Payment on shares redeemed	(80,899,441)	(95,719,329)	(149,820,485)

Net cash provided by (used in) financing activities	(11,785,473)	(11,447,165)	(77,322,851)

Net increase (decrease) in cash	(428,733)	307,278	(253,661)
Cash, beginning of period	514,784	207,506	461,167

Cash, end of period	$86,051	$514,784	$207,506

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$2,292,012	$1,783,802
Segregated cash balances with brokers for futures contracts	402,600	503,745
Short-term U.S. government and agency obligations (Note 3) (cost $13,164,807 and $15,153,202, respectively)	13,164,828	15,153,211
Receivable on open futures contracts	—	84,235

Total assets	15,859,440	17,524,993

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	76,666	—
Payable to Sponsor	12,686	14,095

Total liabilities	89,352	14,095

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,770,088	17,510,898

Total liabilities and shareholders’ equity	$15,859,440	$17,524,993

Shares outstanding	350,000	400,005

Net asset value per share	$45.06	$43.78

Market value per share (Note 2)	$45.12	$43.74

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills^^:
0.270% due 01/12/17	$8,168,000	$8,167,194
0.355% due 01/19/17	2,000,000	1,999,631
0.491% due 02/23/17	3,000,000	2,998,003

Total short-term U.S. government and agency obligations (cost $13,164,807)		$13,164,828

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires March 2017	120	$15,861,000	$132,900

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $402,600 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills^^:
0.000% due 01/07/16	$5,605,000	$5,604,982
0.027% due 02/04/16	2,555,000	2,554,813
0.000% due 02/25/16	2,962,000	2,961,679
0.200% due 03/10/16	1,635,000	1,634,655
0.181% due 03/17/16	200,000	199,961
0.203% due 03/24/16	2,198,000	2,197,121

Total short-term U.S. government and agency obligations (cost $15,153,202)		$15,153,211

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires March 2016	129	$17,553,675	$243,438

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $503,745 was pledged to cover margin requirements for open futures contracts as of December 31, 2015

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$32,959	$4,504	$4,716

Expenses
Management fee	153,021	179,286	121,126
Brokerage commissions and fees	2,666	3,979	1,837

Total expenses	155,687	183,265	122,963

Net investment income (loss)	(122,728)	(178,761)	(118,247)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	663,774	1,559,425	1,593,048
Short-term U.S. government and agency obligations	33	218	402

Net realized gain (loss)	663,807	1,559,643	1,593,450

Change in net unrealized appreciation/depreciation on
Futures contracts	(110,538)	(141,893)	418,562
Short-term U.S. government and agency obligations	12	(170)	(472)

Change in net unrealized appreciation/depreciation	(110,526)	(142,063)	418,090

Net realized and unrealized gain (loss)	553,281	1,417,580	2,011,540

Net income (loss)	$430,553	$1,238,819	$1,893,293

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$17,510,898	$14,021,804	$8,896,842

Addition of 50,000, 550,000 and 250,000 shares, respectively	2,109,382	23,563,492	8,924,282
Redemption of 100,005, 500,000 and 150,000 shares, respectively	(4,280,745)	(21,313,217)	(5,692,613)

Net addition (redemption) of (50,005), 50,000 and 100,000 shares, respectively	(2,171,363)	2,250,275	3,231,669

Net investment income (loss)	(122,728)	(178,761)	(118,247)
Net realized gain (loss)	663,807	1,559,643	1,593,450
Change in net unrealized appreciation/depreciation	(110,526)	(142,063)	418,090

Net income (loss)	430,553	1,238,819	1,893,293

Shareholders’ equity, end of period	$15,770,088	$17,510,898	$14,021,804

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$430,553	$1,238,819	$1,893,293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	101,145	(260,865)	(114,180)
Purchases of short-term U.S. government and agency obligations	(53,315,548)	(56,503,913)	(36,652,485)
Proceeds from sales or maturities of short-term U.S government and agency obligations	55,336,935	53,441,831	32,472,610
Net amortization and accretion on short-term U.S government and agency obligations	(32,959)	(4,504)	(4,716)
Net realized gain (loss) on investments	(33)	(218)	(402)
Change in unrealized appreciation/depreciation on investments	(12)	170	472
Decrease (Increase) in receivable on futures contracts	84,235	(20,985)	(54,150)
Increase (Decrease) in payable to Sponsor	(1,409)	2,967	4,134
Increase (Decrease) in payable on futures contracts	76,666	—	—

Net cash provided by (used in) operating activities	2,679,573	(2,106,698)	(2,455,424)

Cash flow from financing activities
Proceeds from addition of shares	2,109,382	23,563,492	8,924,282
Payment on shares redeemed	(4,280,745)	(21,313,217)	(5,692,613)

Net cash provided by (used in) financing activities	(2,171,363)	2,250,275	3,231,669

Net increase (decrease) in cash	508,210	143,577	776,245
Cash, beginning of period	1,783,802	1,640,225	863,980

Cash, end of period	$2,292,012	$1,783,802	$1,640,225

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$2,834,389	$1,958,996
Segregated cash balances with brokers for futures contracts	914,760	57,065
Short-term U.S. government and agency obligations (Note 3) (cost $12,909,895 and $18,409,449, respectively)	12,909,619	18,408,894
Receivable on open futures contracts	—	52,491

Total assets	16,658,768	20,477,446

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	32,340	—
Payable to Sponsor	12,955	16,767

Total liabilities	45,295	16,767

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	16,613,473	20,460,679

Total liabilities and shareholders’ equity	$16,658,768	$20,477,446

Shares outstanding	300,000	350,005

Net asset value per share	$55.38	$58.46

Market value per share (Note 2)	$55.24	$58.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills^^:
0.326% due 01/19/17	$12,912,000	$12,909,619

Total short-term U.S. government and agency obligations (cost $12,909,895)		$12,909,619

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures – CME, expires March 2017	462	$33,273,240	$1,182,340

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $914,760 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills^^:
0.048% due 02/04/16	$2,538,000	$2,537,814
0.000% due 02/25/16	415,000	414,955
0.151% due 03/03/16†	1,267,000	1,266,803
0.156% due 03/24/16†	14,195,000	14,189,322

Total short-term U.S. government and agency obligations (cost $18,409,449)		$18,408,894

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires March 2016	562	$40,834,920	$(420,270)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $57,065 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$43,459	$5,998	$8,225

Expenses
Management fee	175,191	199,845	208,597
Brokerage commissions and fees	13,920	16,140	12,811

Total expenses	189,111	215,985	221,408

Net investment income (loss)	(145,652)	(209,987)	(213,183)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,787,204)	4,330,463	2,296,216
Short-term U.S. government and agency obligations	495	225	492

Net realized gain (loss)	(2,786,709)	4,330,688	2,296,708

Change in net unrealized appreciation/depreciation on
Futures contracts	1,602,610	(1,163,751)	(174,124)
Short-term U.S. government and agency obligations	279	(553)	(1,463)

Change in net unrealized appreciation/depreciation	1,602,889	(1,164,304)	(175,587)

Net realized and unrealized gain (loss)	(1,183,820)	3,166,384	2,121,121

Net income (loss)	$(1,329,472)	$2,956,397	$1,907,938

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$20,460,679	$23,120,790	$27,983,279

Addition of 0, 50,000 and 0 shares, respectively	—	2,764,167	—
Redemption of 50,005, 150,000 and 150,000 shares, respectively	(2,517,734)	(8,380,675)	(6,770,427)

Net addition (redemption) of (50,005), (100,000) and (150,000) shares, respectively	(2,517,734)	(5,616,508)	(6,770,427)

Net investment income (loss)	(145,652)	(209,987)	(213,183)
Net realized gain (loss)	(2,786,709)	4,330,688	2,296,708
Change in net unrealized appreciation/depreciation	1,602,889	(1,164,304)	(175,587)

Net income (loss)	(1,329,472)	2,956,397	1,907,938

Shareholders’ equity, end of period	$16,613,473	$20,460,679	$23,120,790

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(1,329,472)	$2,956,397	$1,907,938
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(857,695)	963,152	121,418
Purchases of short-term U.S. government and agency obligations	(51,162,005)	(61,647,966)	(41,309,385)
Proceeds from sales or maturities of short-term U.S government and agency obligations	56,705,513	63,512,421	45,247,467
Net amortization and accretion on short-term U.S government and agency obligations	(43,459)	(5,998)	(8,225)
Net realized gain (loss) on investments	(495)	(225)	(492)
Change in unrealized appreciation/depreciation on investments	(279)	553	1,463
Decrease (Increase) in receivable on futures contracts	52,491	10,043	(62,534)
Increase (Decrease) in payable to Sponsor	(3,812)	(1,630)	(3,620)
Increase (Decrease) in payable on futures contracts	32,340	—	(86,166)

Net cash provided by (used in) operating activities	3,393,127	5,786,747	5,807,864

Cash flow from financing activities
Proceeds from addition of shares	—	2,764,167	—
Payment on shares redeemed	(2,517,734)	(8,380,675)	(6,770,427)

Net cash provided by (used in) financing activities	(2,517,734)	(5,616,508)	(6,770,427)

Net increase (decrease) in cash	875,393	170,239	(962,563)
Cash, beginning of period	1,958,996	1,788,757	2,751,320

Cash, end of period	$2,834,389	$1,958,996	$1,788,757

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$2,916,502	$10,372,583
Short-term U.S. government and agency obligations (Note 3) (cost $337,373,566 and $546,177,230, respectively)	337,375,787	546,166,776
Unrealized appreciation on foreign currency forward contracts	16,519,070	—

Total assets	356,811,359	556,539,359

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,771,472	5,108,230
Payable to Sponsor	291,098	414,275
Unrealized depreciation on foreign currency forward contracts	356,139	28,710,336

Total liabilities	7,418,709	34,232,841

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	349,392,650	522,306,518

Total liabilities and shareholders’ equity	$356,811,359	$556,539,359

Shares outstanding	12,900,000	20,450,014

Net asset value per share	$27.08	$25.54

Market value per share (Note 2)	$27.08	$25.53

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills^^:
0.286% due 01/05/17†	$35,000,000	$34,999,251
0.421% due 01/12/17†	39,020,000	39,016,149
0.342% due 01/19/17	4,000,000	3,999,263
0.350% due 01/26/17†	68,000,000	67,981,973
0.391% due 02/02/17†	65,000,000	64,977,523
0.471% due 02/09/17	3,500,000	3,498,417
0.390% due 02/16/17	33,000,000	32,982,051
0.491% due 02/23/17†	45,000,000	44,970,039
0.493% due 03/23/17†	45,000,000	44,951,121

Total short-term U.S. government and agency obligations (cost $337,373,566)		$337,375,787

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/13/17	65,899,000	$69,424,004	$295,605
Euro with UBS AG	01/13/17	22,361,500	23,557,639	(356,139)

				$(60,534)

Contracts to Sell
Euro with Goldman Sachs International	01/13/17	(393,278,725)	$(414,315,600)	$7,813,462
Euro with UBS AG	01/13/17	(356,977,300)	(376,072,375)	8,410,003

				$16,223,465

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills^^:
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

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$1,012,886	$264,845	$199,596

Expenses
Management fee	3,777,543	5,265,432	4,193,741

Total expenses	3,777,543	5,265,432	4,193,741

Net investment income (loss)	(2,764,657)	(5,000,587)	(3,994,145)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(25,711,518)	131,651,572	83,678,955
Short-term U.S. government and agency obligations	242	22,509	4,637

Net realized gain (loss)	(25,711,276)	131,674,081	83,683,592

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	44,873,267	(45,473,330)	30,511,501
Short-term U.S. government and agency obligations	12,675	(23,782)	(12,286)

Change in net unrealized appreciation/depreciation	44,885,942	(45,497,112)	30,499,215

Net realized and unrealized gain (loss)	19,174,666	86,176,969	114,182,807

Net income (loss)	$16,410,009	$81,176,382	$110,188,662

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$522,306,518	$517,191,349	$418,001,115

Addition of 650,000, 12,600,000 and 4,500,000 shares, respectively	15,418,329	328,253,174	84,751,333
Redemption of 8,200,014, 16,100,000 and 5,050,000 shares, respectively	(204,742,206)	(404,314,387)	(95,749,761)

Net addition (redemption) of (7,550,014), (3,500,000) and (550,000) shares, respectively	(189,323,877)	(76,061,213)	(10,998,428)

Net investment income (loss)	(2,764,657)	(5,000,587)	(3,994,145)
Net realized gain (loss)	(25,711,276)	131,674,081	83,683,592
Change in net unrealized appreciation/depreciation	44,885,942	(45,497,112)	30,499,215

Net income (loss)	16,410,009	81,176,382	110,188,662

Shareholders’ equity, end of period	$349,392,650	$522,306,518	$517,191,349

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$16,410,009	$81,176,382	$110,188,662
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,535,809,146)	(1,901,774,819)	(1,291,071,881)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,745,625,938	1,842,981,707	1,241,999,870
Net amortization and accretion on short-term U.S government and agency obligations	(1,012,886)	(263,820)	(199,596)
Net realized gain (loss) on investments	(242)	(22,509)	(4,637)
Change in unrealized appreciation/depreciation on investments	(44,885,942)	45,497,112	(30,499,215)
Increase (Decrease) in payable to Sponsor	(123,177)	28,455	40,427

Net cash provided by (used in) operating activities	180,204,554	67,622,508	30,453,630

Cash flow from financing activities
Proceeds from addition of shares	15,418,329	341,209,778	71,794,729
Payment on shares redeemed	(203,078,964)	(399,206,157)	(101,720,845)

Net cash provided by (used in) financing activities	(187,660,635)	(57,996,379)	(29,926,116)

Net increase (decrease) in cash	(7,456,081)	9,626,129	527,514
Cash, beginning of period	10,372,583	746,454	218,940

Cash, end of period	$2,916,502	$10,372,583	$746,454

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$3,166,988	$276,968
Short-term U.S. government and agency obligations (Note 3) (cost $257,103,135 and $260,014,650, respectively)	257,102,313	259,997,001
Unrealized appreciation on foreign currency forward contracts	16,870,357	933,727

Total assets	277,139,658	261,207,696

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	–	8,794,729
Payable to Sponsor	232,491	210,888
Unrealized depreciation on foreign currency forward contracts	125,420	14,829,179

Total liabilities	357,911	23,834,796

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	276,781,747	237,372,900

Total liabilities and shareholders’ equity	$277,139,658	$261,207,696

Shares outstanding	3,449,290	2,699,294

Net asset value per share	$80.24	$87.94

Market value per share (Note 2)	$80.25	$87.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills^^:
0.286% due 01/05/17†	$21,383,000	$21,382,543
0.343% due 01/12/17†	32,400,000	32,396,802
0.405% due 01/19/17†	12,500,000	12,497,695
0.346% due 01/26/17†	57,000,000	56,984,889
0.390% due 02/02/17†	30,006,000	29,995,624
0.452% due 02/09/17†	35,000,000	34,984,173
0.393% due 02/16/17	53,000,000	52,971,173
0.491% due 02/23/17†	15,900,000	15,889,414

Total short-term U.S. government and agency obligations (cost $257,103,135)		$257,102,313

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/13/17	9,411,824,400	$80,581,067	$215,477
Yen with UBS AG	01/13/17	675,533,300	5,783,703	(125,420)

				$90,057

Contracts to Sell
Yen with Goldman Sachs International	01/13/17	(41,411,055,600)	$(354,548,372)	$8,041,302
Yen with UBS AG	01/13/17	(33,192,173,500)	(284,180,901)	8,613,578

				$16,654,880

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$531,771	$135,814	$197,253

Expenses
Management fee	2,141,333	3,759,492	3,938,854

Total expenses	2,141,333	3,759,492	3,938,854

Net investment income (loss)	(1,609,562)	(3,623,678)	(3,741,601)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(22,220,271)	8,809,464	127,846,225
Short-term U.S. government and agency obligations	(5,910)	(3,035)	13,833

Net realized gain (loss)	(22,226,181)	8,806,429	127,860,058

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	30,640,389	(12,316,677)	(30,965,459)
Short-term U.S. government and agency obligations	16,827	(30,886)	(20,893)

Change in net unrealized appreciation/depreciation	30,657,216	(12,347,563)	(30,986,352)

Net realized and unrealized gain (loss)	8,431,035	(3,541,134)	96,873,706

Net income (loss)	$6,821,473	$(7,164,812)	$93,132,105

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$237,372,900	$531,471,873	$588,121,516

Addition of 2,300,000, 1,350,000 and 2,850,000 shares, respectively	150,763,218	124,524,909	216,403,570
Redemption of 1,550,004, 4,600,000 and 5,200,000 shares, respectively	(118,175,844)	(411,459,070)	(366,185,318)

Net addition (redemption) of 749,996, (3,250,000) and (2,350,000) shares, respectively	32,587,374	(286,934,161)	(149,781,748)

Net investment income (loss)	(1,609,562)	(3,623,678)	(3,741,601)
Net realized gain (loss)	(22,226,181)	8,806,429	127,860,058
Change in net unrealized appreciation/depreciation	30,657,216	(12,347,563)	(30,986,352)

Net income (loss)	6,821,473	(7,164,812)	93,132,105

Shareholders’ equity, end of period	$276,781,747	$237,372,900	$531,471,873

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$6,821,473	$(7,164,812)	$93,132,105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,044,852,917)	(1,322,695,643)	(1,219,436,703)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,048,290,293	1,595,758,281	1,245,266,414
Net amortization and accretion on short-term U.S government and agency obligations	(531,771)	(135,814)	(197,253)
Net realized gain (loss) on investments	5,910	3,035	(13,833)
Change in unrealized appreciation/depreciation on investments	(30,657,216)	12,347,563	30,986,352
Increase (Decrease) in payable to Sponsor	21,603	(228,916)	2,264

Net cash provided by (used in) operating activities	(20,902,625)	277,883,694	149,739,346

Cash flow from financing activities
Proceeds from addition of shares	150,763,218	124,524,909	216,403,570
Payment on shares redeemed	(126,970,573)	(402,664,341)	(366,185,318)

Net cash provided by (used in) financing activities	23,792,645	(278,139,432)	(149,781,748)

Net increase (decrease) in cash	2,890,020	(255,738)	(42,402)
Cash, beginning of period	276,968	532,706	575,108

Cash, end of period	$3,166,988	$276,968	$532,706

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$1,401,555	$4,008,379
Segregated cash balances with brokers for futures contracts	20,609,600	47,571,810
Short-term U.S. government and agency obligations (Note 3) (cost $885,046,303 and $797,652,302, respectively)	885,050,007	797,650,543
Unrealized appreciation on swap agreements	55,358,571	—
Receivable from capital shares sold	—	4,894,509
Receivable on open futures contracts	—	5,150,763

Total assets	962,419,733	859,276,004

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	25,879,004	2,514,956
Payable on open futures contracts	1,993,438	—
Brokerage commissions and fees payable	2,332	25,000
Payable to Sponsor	813,099	636,984
Unrealized depreciation on swap agreements	—	72,176,589

Total liabilities	28,687,873	75,353,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	933,731,860	783,922,475

Total liabilities and shareholders’ equity	$962,419,733	$859,276,004

Shares outstanding (Note 9)	40,013,933	31,163,934

Net asset value per share (Note 9)	$23.34	$25.15

Market value per share (Note 2) (Note 9)	$23.36	$25.08

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.289% due 01/05/17†	$144,500,000	$144,496,908
0.270% due 01/12/17†	113,636,000	113,624,784
0.371% due 01/19/17†	48,500,000	48,491,057
0.362% due 01/26/17†	106,000,000	105,971,899
0.418% due 02/02/17†	105,749,000	105,712,432
0.400% due 02/09/17†	108,000,000	107,951,162
0.420% due 02/16/17†	77,000,000	76,958,120
0.491% due 02/23/17†	20,000,000	19,986,684
0.481% due 03/09/17†	150,000,000	149,869,995
0.493% due 03/23/17	12,000,000	11,986,966

Total short-term U.S. government and agency obligations (cost $885,046,303)		$885,050,007

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires March 2017	5,855	$320,034,300	$5,537,165

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/10/17	$545,083,669	$18,427,009
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/10/17	379,451,639	14,016,906
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/10/17	259,616,766	8,661,821
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/10/17	363,331,028	14,252,835

				$55,358,571

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $20,609,600 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills^^:
0.087% due 01/07/16	$55,485,000	$55,484,817
0.040% due 01/14/16	18,803,000	18,802,530
0.001% due 01/21/16	6,843,000	6,842,709
0.094% due 01/28/16†	91,564,000	91,556,061
0.025% due 02/04/16	80,508,000	80,502,107
0.005% due 02/11/16†	74,430,000	74,420,183
0.119% due 02/18/16†	68,546,000	68,536,150
0.013% due 02/25/16†	38,009,000	38,004,884
0.202% due 03/03/16†	86,544,000	86,530,525
0.200% due 03/10/16†	25,596,000	25,590,604
0.147% due 03/17/16†	73,235,000	73,220,895
0.178% due 03/24/16†	44,753,000	44,735,099
0.356% due 05/26/16†	133,631,000	133,423,979

Total short-term U.S. government and agency obligations (cost $797,652,302)		$797,650,543

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2016	11,089	$423,267,130	$(17,929,314)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/06/16	$158,594,078	$(2,509,989)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/16	292,553,469	(20,221,872)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/16	298,419,036	(20,806,119)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/16	100,733,521	(6,357,459)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/16	294,338,185	(22,281,150)

				$(72,176,589)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $47,571,810 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.
^	The positions and counterparties herein are as of December 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of the purchase.
*	Reflects the floating financing rate, as of December 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$2,170,633	$396,158	$68,292

Expenses
Management fee	8,263,078	8,230,180	1,769,248
Brokerage commissions and fees	538,935	639,133	65,408

Total expenses	8,802,013	8,869,313	1,834,656

Net investment income (loss)	(6,631,380)	(8,473,155)	(1,766,364)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	43,093,616	(297,227,106)	(109,160,069)
Swap agreements	30,967,424	(598,949,990)	(134,165,888)
Short-term U.S. government and agency obligations	(17,374)	22,728	11,806

Net realized gain (loss)	74,043,666	(896,154,368)	(243,314,151)

Change in net unrealized appreciation/depreciation on
Futures contracts	23,466,479	28,545,473	(47,101,448)
Swap agreements	127,535,160	4,004,508	(78,138,990)
Short-term U.S. government and agency obligations	5,463	(6,857)	(7,333)

Change in net unrealized appreciation/depreciation	151,007,102	32,543,124	(125,247,771)

Net realized and unrealized gain (loss)	225,050,768	(863,611,244)	(368,561,922)

Net income (loss)	$218,419,388	$(872,084,399)	$(370,328,286)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$783,922,475	$450,562,988	$142,773,429

Addition of 62,875,000, 43,415,000 and 5,040,000 shares, respectively (Note 9)	1,094,604,444	2,505,616,928	1,007,757,253
Redemption of 54,025,001, 16,690,983 and 1,045,000 shares, respectively (Note 9)	(1,163,214,447)	(1,300,173,042)	(329,639,408)

Net addition (redemption) of 8,849,999, 26,724,017 and 3,995,000 shares, respectively (Note 9)	(68,610,003)	1,205,443,886	678,117,845

Net investment income (loss)	(6,631,380)	(8,473,155)	(1,766,364)
Net realized gain (loss)	74,043,666	(896,154,368)	(243,314,151)
Change in net unrealized appreciation/depreciation	151,007,102	32,543,124	(125,247,771)

Net income (loss)	218,419,388	(872,084,399)	(370,328,286)

Shareholders’ equity, end of period	$933,731,860	$783,922,475	$450,562,988

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$218,419,388	$(872,084,399)	$(370,328,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	26,962,210	(12,966,690)	(30,783,225)
Purchases of short-term U.S. government and agency obligations	(3,746,504,691)	(4,300,690,737)	(1,059,239,810)
Proceeds from sales or maturities of short-term U.S government and agency obligations	3,661,263,949	3,970,639,458	729,547,449
Net amortization and accretion on short-term U.S government and agency obligations	(2,170,633)	(382,657)	(68,292)
Net realized gain (loss) on investments	17,374	(22,728)	(11,806)
Change in unrealized appreciation/depreciation on investments	(127,540,623)	(3,997,651)	78,146,323
Decrease (Increase) in receivable on futures contracts	5,150,763	(5,150,763)	—
Increase (Decrease) in payable to Sponsor	176,115	316,922	185,707
Increase (Decrease) in brokerage commissions and fees payable	(22,668)	25,000	—
Increase (Decrease) in payable on futures contracts	1,993,438	(5,817,266)	4,820,056

Net cash provided by (used in) operating activities	37,744,622	(1,230,131,511)	(647,731,884)

Cash flow from financing activities
Proceeds from addition of shares	1,099,498,953	2,529,448,592	979,031,080
Payment on shares redeemed	(1,139,850,399)	(1,297,658,086)	(329,639,408)

Net cash provided by (used in) financing activities	(40,351,446)	1,231,790,506	649,391,672

Net increase (decrease) in cash	(2,606,824)	1,658,995	1,659,788
Cash, beginning of period	4,008,379	2,349,384	689,596

Cash, end of period	$1,401,555	$4,008,379	$2,349,384

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$971,442	$1,411,137
Segregated cash balances with brokers for futures contracts	7,612,770	7,595,280
Short-term U.S. government and agency obligations (Note 3) (cost $36,183,384 and $26,806,648, respectively)	36,183,648	26,807,731
Receivable on open futures contracts	—	3,065,769

Total assets	44,767,860	38,879,917

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,528,005	—
Brokerage commissions and fees payable	433	3,623
Payable to Sponsor	36,036	25,110

Total liabilities	1,564,474	28,733

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	43,203,386	38,851,184

Total liabilities and shareholders’ equity	$44,767,860	$38,879,917

Shares outstanding	2,292,169	2,092,170

Net asset value per share	$18.85	$18.57

Market value per share (Note 2)	$18.96	$18.48

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations (84% of shareholders’ equity)
U.S. Treasury Bills^^:
0.435% due 01/12/17	$1,200,000	$1,199,882
0.345% due 01/19/17	8,000,000	7,998,525
0.311% due 01/26/17	3,000,000	2,999,205
0.403% due 02/02/17	3,000,000	2,998,963
0.425% due 02/09/17	4,000,000	3,998,191
0.440% due 02/16/17	12,000,000	11,993,473
0.491% due 02/23/17	2,000,000	1,998,668
0.493% due 03/23/17	3,000,000	2,996,741

Total short-term U.S. government and agency obligations (cost $36,183,384)		$36,183,648

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2017	2,346	$86,426,640	$2,536,720

^^	Rates shown represents discount rate at the time of the purchase.
††	Cash collateral in the amount of $7,612,770 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(69% of shareholders’ equity)
U.S. Treasury Bills^^:
0.080% due 01/07/16	$1,137,000	$1,136,996
0.165% due 01/28/16	861,000	860,925
0.035% due 02/04/16	1,316,000	1,315,904
0.000% due 02/25/16	588,000	587,936
0.151% due 03/03/16	3,234,000	3,233,497
0.200% due 03/10/16	1,823,000	1,822,616
0.186% due 03/24/16	17,857,000	17,849,857

Total short-term U.S. government and agency obligations (cost $26,806,648)		$26,807,731

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2016	3,288	$77,695,440	$6,312,879

^^	Rates shown represents discount rate at the time of the purchase.
††	Cash collateral in the amount of $7,595,280 was pledged to cover margin requirements for open futures contracts as of December 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$72,943	$20,167	$15,961

Expenses
Management fee	325,435	574,158	455,794
Brokerage commissions and fees	131,994	207,344	88,748

Total expenses	457,429	781,502	544,542

Net investment income (loss)	(384,486)	(761,335)	(528,581)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	17,571,809	(100,776,817)	(6,464,796)
Short-term U.S. government and agency obligations	(698)	4,341	5,068

Net realized gain (loss)	17,571,111	(100,772,476)	(6,459,728)

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,776,159)	41,202,162	(31,232,744)
Short-term U.S. government and agency obligations	(819)	(296)	(1,537)

Change in net unrealized appreciation/depreciation	(3,776,978)	41,201,866	(31,234,281)

Net realized and unrealized gain (loss)	13,794,133	(59,570,610)	(37,694,009)

Net income (loss)	$13,409,647	$(60,331,945)	$(38,222,590)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$38,851,184	$70,433,207	$62,915,779

Addition of 3,450,000, 2,137,500 and 1,437,500 shares, respectively (Note 1)	40,783,818	83,526,876	171,856,215
Redemption of 3,250,001, 1,187,815 and 700,000 shares, respectively (Note 1)	(49,841,263)	(54,776,954)	(126,116,197)

Net addition (redemption) of 199,999, 949,685 and 737,500 shares, respectively (Note 1)	(9,057,445)	28,749,922	45,740,018

Net investment income (loss)	(384,486)	(761,335)	(528,581)
Net realized gain (loss)	17,571,111	(100,772,476)	(6,459,728)
Change in net unrealized appreciation/depreciation	(3,776,978)	41,201,866	(31,234,281)

Net income (loss)	13,409,647	(60,331,945)	(38,222,590)

Shareholders’ equity, end of period	$43,203,386	$38,851,184	$70,433,207

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$13,409,647	$(60,331,945)	$(38,222,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(17,490)	13,538,800	(14,531,880)
Purchases of short-term U.S. government and agency obligations	(136,277,314)	(262,203,648)	(269,350,242)
Proceeds from sales or maturities of short-term U.S government and agency obligations	126,972,823	288,829,035	274,880,518
Net amortization and accretion on short-term U.S government and agency obligations	(72,943)	(18,846)	(15,961)
Net realized gain (loss) on investments	698	(4,341)	(5,068)
Change in unrealized appreciation/depreciation on investments	819	296	1,537
Decrease (Increase) in receivable on futures contracts	3,065,769	(3,065,769)	—
Increase (Decrease) in payable to Sponsor	10,926	(40,680)	(15,937)
Increase (Decrease) in brokerage commissions and fees payable	(3,190)	3,623	—
Increase (Decrease) in payable on futures contracts	1,528,005	(9,552,314)	3,923,782

Net cash provided by (used in) operating activities	8,617,750	(32,845,789)	(43,335,841)

Cash flow from financing activities
Proceeds from addition of shares	40,783,818	87,380,298	168,002,793
Payment on shares redeemed	(49,841,263)	(54,776,954)	(126,116,197)

Net cash provided by (used in) financing activities	(9,057,445)	32,603,344	41,886,596

Net increase (decrease) in cash	(439,695)	(242,445)	(1,449,245)
Cash, beginning of period	1,411,137	1,653,582	3,102,827

Cash, end of period	$971,442	$1,411,137	$1,653,582

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$1,262,351	$251,524
Segregated cash balances with brokers for futures contracts	13,200	8,250
Short-term U.S. government and agency obligations (Note 3) (cost $95,356,703 and $71,908,280, respectively)	95,356,621	71,912,587
Receivable on open futures contracts	—	80

Total assets	96,632,172	72,172,441

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,280	—
Payable to Sponsor	72,585	57,031
Unrealized depreciation on forward agreements	4,431,107	2,250,595

Total liabilities	4,504,972	2,307,626

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	92,127,200	69,864,815

Total liabilities and shareholders’ equity	$96,632,172	$72,172,441

Shares outstanding	2,800,000	2,350,014

Net asset value per share	$32.90	$29.73

Market value per share (Note 2)	$33.20	$29.73

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(104% of shareholders’ equity)
U.S. Treasury Bills^^:
0.318% due 01/05/17†	$5,340,000	$5,339,886
0.276% due 01/12/17†	15,564,000	15,562,464
0.355% due 01/19/17†	4,395,000	4,394,189
0.360% due 01/26/17†	22,000,000	21,994,168
0.406% due 02/02/17†	6,100,000	6,097,891
0.393% due 02/16/17†	11,006,000	11,000,014
0.491% due 02/23/17†	4,000,000	3,997,337
0.493% due 03/23/17†	27,000,000	26,970,672

Total short-term U.S. government and agency obligations (cost $95,356,703)		$95,356,621

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2017	2	$230,340	$(18,960)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	1.35%	01/10/17	$55,100	$63,158,375	$(1,464,982)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	1.55	01/10/17	42,320	48,509,300	(1,112,916)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	1.55	01/10/17	23,300	26,707,625	(643,587)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	1.54	01/10/17	39,800	45,621,148	(1,209,622)

					$(4,431,107)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $13,200 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2016 on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$249,319	$42,700	$54,755

Expenses
Management fee	900,227	839,083	1,212,064
Brokerage commissions and fees	43	41	39

Total expenses	900,270	839,124	1,212,103

Net investment income (loss)	(650,951)	(796,424)	(1,157,348)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	29,500	(16,180)	(23,260)
Forward agreements	5,787,065	(18,589,635)	(9,651,073)
Short-term U.S. government and agency obligations	(806)	(393)	1,361

Net realized gain (loss)	5,815,759	(18,606,208)	(9,672,972)

Change in net unrealized appreciation/depreciation on
Futures contracts	(13,760)	(9,780)	19,140
Forward agreements	(2,180,512)	(4,301,749)	8,864,128
Short-term U.S. government and agency obligations	(4,389)	2,086	5,375

Change in net unrealized appreciation/depreciation	(2,198,661)	(4,309,443)	8,888,643

Net realized and unrealized gain (loss)	3,617,098	(22,915,651)	(784,329)

Net income (loss)	$2,966,147	$(23,712,075)	$(1,941,677)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$69,864,815	$102,003,345	$132,017,405

Addition of 1,050,000, 150,000 and 300,000 shares, respectively	41,599,776	5,401,300	13,559,078
Redemption of 600,014, 350,000 and 950,000 shares, respectively	(22,303,538)	(13,827,755)	(41,631,461)

Net addition (redemption) of 449,986, (200,000) and (650,000) shares, respectively	19,296,238	(8,426,455)	(28,072,383)

Net investment income (loss)	(650,951)	(796,424)	(1,157,348)
Net realized gain (loss)	5,815,759	(18,606,208)	(9,672,972)
Change in net unrealized appreciation/depreciation	(2,198,661)	(4,309,443)	8,888,643

Net income (loss)	2,966,147	(23,712,075)	(1,941,677)

Shareholders’ equity, end of period	$92,127,200	$69,864,815	$102,003,345

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$2,966,147	$(23,712,075)	$(1,941,677)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,950)	550	7,150
Purchases of short-term U.S. government and agency obligations	(406,481,915)	(260,988,119)	(407,203,130)
Proceeds from sales or maturities of short-term U.S government and agency obligations	383,282,007	291,047,782	446,217,714
Net amortization and accretion on short-term U.S government and agency obligations	(249,321)	(42,700)	(54,755)
Net realized gain (loss) on investments	806	393	(1,361)
Change in unrealized appreciation/depreciation on investments	2,184,901	4,299,663	(8,869,503)
Decrease (Increase) in receivable on futures contracts	80	(80)	—
Increase (Decrease) in payable to Sponsor	15,554	(28,602)	(25,929)
Increase (Decrease) in payable on futures contracts	1,280	(3,260)	2,960

Net cash provided by (used in) operating activities	(18,285,411)	10,573,552	28,131,469

Cash flow from financing activities
Proceeds from addition of shares	41,599,776	5,401,300	13,559,078
Payment on shares redeemed	(22,303,538)	(15,827,473)	(41,728,968)

Net cash provided by (used in) financing activities	19,296,238	(10,426,173)	(28,169,890)

Net increase (decrease) in cash	1,010,827	147,379	(38,421)
Cash, beginning of period	251,524	104,145	142,566

Cash, end of period	$1,262,351	$251,524	$104,145

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$1,664,601	$243,900
Segregated cash balances with brokers for futures contracts	14,300	17,160
Short-term U.S. government and agency obligations (Note 3) (cost $295,296,440 and $238,900,176, respectively)	295,300,799	238,899,626

Total assets	296,979,700	239,160,686

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,290	1,875
Payable to Sponsor	221,281	181,068
Unrealized depreciation on forward agreements	20,976,189	22,561,101

Total liabilities	21,199,760	22,744,044

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	275,779,940	216,416,642

Total liabilities and shareholders’ equity	$296,979,700	$239,160,686

Shares outstanding	8,246,526	7,996,533

Net asset value per share	$33.44	$27.06

Market value per share (Note 2)	$32.09	$27.08

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills^^:
0.318% due 01/05/17†	$52,000,000	$51,998,887
0.354% due 01/12/17†	68,895,000	68,888,200
0.339% due 01/19/17†	27,000,000	26,995,021
0.371% due 01/26/17	2,000,000	1,999,470
0.394% due 02/02/17†	9,500,000	9,496,715
0.452% due 02/09/17†	76,000,000	75,965,633
0.423% due 02/16/17†	36,000,000	35,980,420
0.491% due 02/23/17†	6,000,000	5,996,005
0.493% due 03/23/17	18,000,000	17,980,448

Total short-term U.S. government and agency obligations (cost $295,296,440)		$295,300,799

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2017	2	$159,890	$(27,360)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	1.55%	01/10/17	$12,327,000	$200,263,209	$(6,946,009)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	1.65	01/10/17	8,498,800	138,066,406	(5,869,092)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.70	01/10/17	4,484,000	72,845,270	(2,532,729)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	1.72	01/10/17	8,632,000	140,232,882	(5,628,359)

					$(20,976,189)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $14,300 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2016, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$842,215	$156,353	$179,642

Expenses
Management fee	3,021,562	2,664,160	4,148,207
Brokerage commissions and fees	45	52	43

Total expenses	3,021,607	2,664,212	4,148,250

Net investment income (loss)	(2,179,392)	(2,507,859)	(3,968,608)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	45,750	(19,600)	(52,451)
Forward agreements	62,296,691	(78,289,709)	(155,498,969)
Short-term U.S. government and agency obligations	145	(441)	8,226

Net realized gain (loss)	62,342,586	(78,309,750)	(155,543,194)

Change in net unrealized appreciation/depreciation on
Futures contracts	(18,330)	(7,470)	12,640
Forward agreements	1,584,912	(10,165,981)	(9,902,240)
Short-term U.S. government and agency obligations	4,909	(9,125)	(11,363)

Change in net unrealized appreciation/depreciation	1,571,491	(10,182,576)	(9,900,963)

Net realized and unrealized gain (loss)	63,914,077	(88,492,326)	(165,444,157)

Net income (loss)	$61,734,685	$(91,000,185)	$(169,412,765)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$216,416,642	$291,169,743	$465,479,519

Addition of 2,800,000, 2,700,000 and 2,487,500 shares, respectively	104,165,405	96,078,803	144,929,400
Redemption of 2,550,007, 2,100,000 and 2,440,974 shares, respectively	(106,536,792)	(79,831,719)	(149,826,411)

Net addition (redemption) of 249,993, 600,000 and 46,526 shares, respectively	(2,371,387)	16,247,084	(4,897,011)

Net investment income (loss)	(2,179,392)	(2,507,859)	(3,968,608)
Net realized gain (loss)	62,342,586	(78,309,750)	(155,543,194)
Change in net unrealized appreciation/depreciation	1,571,491	(10,182,576)	(9,900,963)

Net income (loss)	61,734,685	(91,000,185)	(169,412,765)

Shareholders’ equity, end of period	$275,779,940	$216,416,642	$291,169,743

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$61,734,685	$(91,000,185)	$(169,412,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,860	(2,860)	7,700
Purchases of short-term U.S. government and agency obligations	(1,412,194,485)	(835,846,036)	(1,432,093,309)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,356,640,583	902,567,408	1,594,662,608
Net amortization and accretion on short-term U.S government and agency obligations	(842,217)	(156,353)	(177,671)
Net realized gain (loss) on investments	(145)	441	(8,226)
Change in unrealized appreciation/depreciation on investments	(1,589,821)	10,175,106	9,913,603
Increase (Decrease) in payable to Sponsor	40,213	(72,982)	(125,078)
Increase (Decrease) in payable on futures contracts	415	(4,895)	4,320

Net cash provided by (used in) operating activities	3,792,088	(14,340,356)	2,771,182

Cash flow from financing activities
Proceeds from addition of shares	104,165,405	96,078,803	144,929,400
Payment on shares redeemed	(106,536,792)	(81,799,551)	(147,858,579)

Net cash provided by (used in) financing activities	(2,371,387)	14,279,252	(2,929,179)

Net increase (decrease) in cash	1,420,701	(61,104)	(157,997)
Cash, beginning of period	243,900	305,004	463,001

Cash, end of period	$1,664,601	$243,900	$305,004

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$606,393	$227,310
Short-term U.S. government and agency obligations (Note 3) (cost $11,891,729 and $11,605,665, respectively)	11,891,831	11,605,262
Unrealized appreciation on foreign currency forward contracts	2,548	604,920

Total assets	12,500,772	12,437,492

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,569,718
Payable to Sponsor	9,629	10,044
Unrealized depreciation on foreign currency forward contracts	576,558	—

Total liabilities	586,187	1,579,762

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	11,914,585	10,857,730

Total liabilities and shareholders’ equity	$12,500,772	$12,437,492

Shares outstanding	850,000	700,014

Net asset value per share	$14.02	$15.51

Market value per share (Note 2)	$14.09	$15.51

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills^^:
0.295% due 01/05/17†	$1,000,000	$999,979
0.270% due 01/12/17	901,000	900,911
0.299% due 01/19/17†	2,000,000	1,999,631
0.493% due 03/23/17	8,000,000	7,991,310

Total short-term U.S. government and agency obligations (cost $11,891,729)		$11,891,831

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/13/17	9,841,725	$10,368,169	$(236,099)
Euro with UBS AG	01/13/17	13,774,600	14,511,417	(337,302)

				$(573,401)

Contracts to Sell
Euro with Goldman Sachs International	01/13/17	(717,800)	$(756,196)	$(3,157)
Euro with UBS AG	01/13/17	(264,000)	(278,122)	2,548

				$(609)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills^^:
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

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$25,015	$2,797	$1,083

Expenses
Management fee	99,537	106,868	23,330

Total expenses	99,537	106,868	23,330

Net investment income (loss)	(74,522)	(104,071)	(22,247)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	138,959	(1,982,208)	(420,533)
Short-term U.S. government and agency obligations	154	(109)	5

Net realized gain (loss)	139,113	(1,982,317)	(420,528)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(1,178,930)	708,291	(204,333)
Short-term U.S. government and agency obligations	505	(369)	(182)

Change in net unrealized appreciation/depreciation	(1,178,425)	707,922	(204,515)

Net realized and unrealized gain (loss)	(1,039,312)	(1,274,395)	(625,043)

Net income (loss)	$(1,113,834)	$(1,378,466)	$(647,290)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$10,857,730	$2,981,441	$2,603,827

Addition of 300,000, 950,000 and 50,000 shares, respectively	4,628,749	15,916,613	1,024,904
Redemption of 150,014, 400,000 and 0 shares, respectively	(2,458,060)	(6,661,858)	—

Net addition (redemption) of 149,986, 550,000 and 50,000 shares, respectively	2,170,689	9,254,755	1,024,904

Net investment income (loss)	(74,522)	(104,071)	(22,247)
Net realized gain (loss)	139,113	(1,982,317)	(420,528)
Change in net unrealized appreciation/depreciation	(1,178,425)	707,922	(204,515)

Net income (loss)	(1,113,834)	(1,378,466)	(647,290)

Shareholders’ equity, end of period	$11,914,585	$10,857,730	$2,981,441

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(1,113,834)	$(1,378,466)	$(647,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(48,066,675)	(42,137,395)	(7,297,855)
Proceeds from sales or maturities of short-term U.S government and agency obligations	47,805,780	32,950,150	7,338,926
Net amortization and accretion on short-term U.S government and agency obligations	(25,015)	(2,797)	(1,083)
Net realized gain (loss) on investments	(154)	109	(5)
Change in unrealized appreciation/depreciation on investments	1,178,425	(707,922)	204,515
Increase (Decrease) in payable to Sponsor	(415)	8,041	(718)

Net cash provided by (used in) operating activities	(221,888)	(11,268,280)	(403,510)

Cash flow from financing activities
Proceeds from addition of shares	4,628,749	15,916,613	1,024,904
Payment on shares redeemed	(4,027,778)	(5,092,140)	—

Net cash provided by (used in) financing activities	600,971	10,824,473	1,024,904

Net increase (decrease) in cash	379,083	(443,807)	621,394
Cash, beginning of period	227,310	671,117	49,723

Cash, end of period	$606,393	$227,310	$671,117

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$604,691	$147,371
Short-term U.S. government and agency obligations (Note 3) (cost $5,283,104 and $5,069,206, respectively)	5,282,879	5,069,491
Unrealized appreciation on foreign currency forward contracts	379	267,014

Total assets	5,887,949	5,483,876

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,537	4,325
Unrealized depreciation on foreign currency forward contracts	342,455	5,703

Total liabilities	346,992	10,028

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,540,957	5,473,848

Total liabilities and shareholders’ equity	$5,887,949	$5,483,876

Shares outstanding	99,970	99,974

Net asset value per share	$55.43	$54.75

Market value per share (Note 2)	$55.52	$54.70

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.210% due 01/05/17†	$150,000	$149,997
0.270% due 01/12/17	480,000	479,953
0.311% due 01/26/17†	1,655,000	1,654,561
0.390% due 02/16/17	3,000,000	2,998,368

Total short-term U.S. government and agency obligations (cost $5,283,104)		$5,282,879

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/13/17	884,408,200	$7,572,024	$(220,115)
Yen with UBS AG	01/13/17	470,179,000	4,025,524	(122,340)

				$(342,455)

Contracts to Sell
Yen with Goldman Sachs International	01/13/17	(57,041,600)	$(488,372)	$379

				$379

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills^^:
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

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income
Interest	$16,858	$3,609	$1,101

Expenses
Management fee	62,705	48,032	21,963

Total expenses	62,705	48,032	21,963

Net investment income (loss)	(45,847)	(44,423)	(20,862)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	717,086	(472,913)	(540,398)
Short-term U.S. government and agency obligations	(34)	6	94

Net realized gain (loss)	717,052	(472,907)	(540,304)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(603,387)	276,556	144,064
Short-term U.S. government and agency obligations	(510)	260	(289)

Change in net unrealized appreciation/depreciation	(603,897)	276,816	143,775

Net realized and unrealized gain (loss)	113,155	(196,091)	(396,529)

Net income (loss)	$67,308	$(240,514)	$(417,391)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$5,473,848	$2,118,028	$2,795,026

Addition of 0, 75,000 and 12,500 shares, respectively (Note 1)	—	4,285,016	716,043
Redemption of 4, 12,530 and 12,500 shares, respectively (Note 1)	(199)	(688,682)	(975,650)

Net addition (redemption) of (4), 62,470 and 0 shares, respectively (Note 1)	(199)	3,596,334	(259,607)

Net investment income (loss)	(45,847)	(44,423)	(20,862)
Net realized gain (loss)	717,052	(472,907)	(540,304)
Change in net unrealized appreciation/depreciation	(603,897)	276,816	143,775

Net income (loss)	67,308	(240,514)	(417,391)

Shareholders’ equity, end of period	$5,540,957	$5,473,848	$2,118,028

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$67,308	$(240,514)	$(417,391)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(28,924,289)	(12,557,564)	(5,540,122)
Proceeds from sales or maturities of short-term U.S government and agency obligations	28,727,215	8,779,817	7,181,715
Net amortization and accretion on short-term U.S government and agency obligations	(16,858)	(3,609)	(1,101)
Net realized gain (loss) on investments	34	(6)	(94)
Change in unrealized appreciation/depreciation on investments	603,897	(276,816)	(143,775)
Increase (Decrease) in payable to Sponsor	212	2,810	(822)

Net cash provided by (used in) operating activities	457,519	(4,295,882)	1,078,410

Cash flow from financing activities
Proceeds from addition of shares	—	4,285,016	716,043
Payment on shares redeemed	(199)	(688,682)	(975,650)

Net cash provided by (used in) financing activities	(199)	3,596,334	(259,607)

Net increase (decrease) in cash	457,320	(699,548)	818,803
Cash, beginning of period	147,371	846,919	28,116

Cash, end of period	$604,691	$147,371	$846,919

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets
Cash	$39,482,473	$48,049,225
Segregated cash balances with brokers for futures contracts	180,212,984	261,083,712
Short-term U.S. government and agency obligations (Note 3) (cost $3,038,837,465 and $3,313,585,456, respectively)	3,038,848,441	3,313,591,600
Unrealized appreciation on swap agreements	55,358,571	6,669,519
Unrealized appreciation on forward agreements	4,417,812	6,587,221
Unrealized appreciation on foreign currency forward contracts	33,392,354	1,805,661
Receivable from capital shares sold	—	48,046,138
Receivable on open futures contracts	41,862,862	27,655,327

Total assets	3,393,575,497	3,713,488,403

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	71,525,035	60,119,975
Payable on open futures contracts	3,972,621	3,078,269
Brokerage commissions and fees payable	2,909	39,148
Payable to Sponsor	2,722,696	2,839,305
Unrealized depreciation on swap agreements	12,206,881	72,446,044
Unrealized depreciation on forward agreements	25,407,296	24,811,696
Unrealized depreciation on foreign currency forward contracts	1,400,572	43,545,218

Total liabilities	117,238,010	206,879,655

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,276,337,487	3,506,608,748

Total liabilities and shareholders’ equity	$3,393,575,497	$3,713,488,403

Shares outstanding	102,788,942	87,793,127

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016*	Year ended December 31, 2015**	Year ended December 31, 2014
Investment Income
Interest	$9,133,928	$1,546,729	$1,151,784

Expenses
Management fee	34,712,239	35,055,606	27,669,705
Brokerage commissions and fees	7,438,871	6,480,284	4,580,430
Offering costs	—	59,479	16,401
Limitation by Sponsor	—	(11,814)	(9,474)

Total expenses	42,151,110	41,583,555	32,257,062

Net investment income (loss)	(33,017,182)	(40,036,826)	(31,105,278)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,286,470,453)	(675,706,798)	(136,360,050)
Swap agreements	(25,398,375)	(553,434,721)	(79,470,613)
Forward agreements	38,357,981	(73,443,689)	(155,407,226)
Foreign currency forward contracts	(47,075,744)	138,005,915	210,564,249
Short-term U.S. government and agency obligations	(15,768)	47,732	123,212

Net realized gain (loss)	(1,320,602,359)	(1,164,531,561)	(160,550,428)

Change in net unrealized appreciation/depreciation on
Futures contracts	(22,030,613)	40,193,356	9,175,329
Swap agreements	108,928,215	(16,849,426)	(48,539,505)
Forward agreements	(2,765,009)	(6,192,684)	(6,131,133)
Foreign currency forward contracts	73,731,339	(56,805,160)	(514,227)
Short-term U.S. government and agency obligations	4,832	(46,135)	(73,469)

Change in net unrealized appreciation/depreciation	157,868,764	(39,700,049)	(46,083,005)

Net realized and unrealized gain (loss)	(1,162,733,595)	(1,204,231,610)	(206,633,433)

Net income (loss)	$(1,195,750,777)	$(1,244,268,436)	$(237,738,711)

*	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, and ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively. See Note 1.
**	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation, respectively. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016*	Year ended December 31, 2015**	Year ended December 31, 2014
Shareholders’ equity, beginning of period	$3,506,608,748	$3,332,060,486	$3,082,207,084

Addition of 191,098,000, 119,309,700 and 78,857,360 shares, respectively	10,633,008,985	8,943,932,891	5,351,585,350
Redemption of 176,102,185, 94,955,635 and 86,585,739 shares, respectively	(9,667,529,469)	(7,525,116,193)	(4,863,993,237)

Net addition (redemption) of 14,995,815, 24,354,065 and (7,728,379) shares, respectively	965,479,516	1,418,816,698	487,592,113

Net investment income (loss)	(33,017,182)	(40,036,826)	(31,105,278)
Net realized gain (loss)	(1,320,602,359)	(1,164,531,561)	(160,550,428)
Change in net unrealized appreciation/depreciation	157,868,764	(39,700,049)	(46,083,005)

Net income (loss)	(1,195,750,777)	(1,244,268,436)	(237,738,711)

Shareholders’ equity, end of period	$3,276,337,487	$3,506,608,748	$3,332,060,486

*	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, and ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively. See Note 1.
**	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation, respectively. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year ended December 31, 2016*	Year ended December 31, 2015**	Year ended December 31, 2014
Cash flow from operating activities
Net income (loss)	$(1,195,750,777)	$(1,244,268,436)	$(237,738,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	80,870,728	35,477,903	(61,515,085)
Purchases of short-term U.S. government and agency obligations	(18,373,450,463)	(17,070,603,480)	(12,667,505,150)
Proceeds from sales or maturities of short-term U.S government and agency obligations	18,657,310,693	16,764,420,326	12,509,293,100
Net amortization and accretion on short-term U.S government and agency obligations	(9,128,007)	(1,530,269)	(1,148,962)
Net realized gain (loss) on investments	15,768	(47,732)	(123,212)
Change in unrealized appreciation/depreciation on investments	(179,899,377)	79,893,405	55,258,334
Decrease (Increase) in receivable on futures contracts	(14,207,535)	28,346,999	(49,071,751)
Decrease (Increase) in Limitation by Sponsor	—	9,474	(9,474)
Change in offering cost	—	49,384	(49,384)
Increase (Decrease) in payable to Sponsor	(116,609)	181,800	134,637
Increase (Decrease) in brokerage commissions and fees payable	(36,239)	39,148	—
Increase (Decrease) in payable on futures contracts	894,352	(43,327,729)	36,334,537
Increase (Decrease) in payable for offering costs	—	(65,785)	65,785

Net cash provided by (used in) operating activities	(1,033,497,466)	(1,451,424,992)	(416,075,336)

Cash flow from financing activities
Proceeds from addition of shares	10,681,055,123	8,953,972,200	5,304,403,567
Payment on shares redeemed	(9,656,124,409)	(7,490,397,088)	(4,875,819,732)

Net cash provided by (used in) financing activities	1,024,930,714	1,463,575,112	428,583,835

Net increase (decrease) in cash	(8,566,752)	12,150,120	12,508,499
Cash, beginning of period	48,049,351	35,899,231	23,390,732

Cash, end of period	$39,482,599	$48,049,351	$35,899,231

*	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, and ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively. See Note 1.
**	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation, respectively. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2016, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2014, 2015 and 2016. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Each Fund is an investment company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services — Investment Companies.” As such, the Funds follow the investment company accounting and reporting guidance. The following is a summary of significant accounting policies followed by each Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates & Indemnifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2016 and 2015, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2016 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	December 30
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	December 30
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	December 30
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 30
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	December 30
Short Euro,	3:00 p.m.	4:00 p.m.	December 30
UltraShort Euro, Ultra Euro
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	December 30
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 30
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 30

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2016.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2016.

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

The following table summarizes the valuation of investments at December 31, 2016 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$147,991,233	$(468,652)	$—	$—	$—	$147,522,581
VIX Mid-Term Futures ETF	45,486,235	(1,288,245)	—	—	—	44,197,990
Short VIX Short-Term Futures ETF	170,396,436	(10,309,611)	—	—	—	160,086,825
Ultra VIX Short-Term Futures ETF	434,671,795	(7,972,237)	—	—	—	426,699,558
UltraShort Bloomberg Crude Oil	205,694,385	(1,426,815)	—	—	(12,206,881)	192,060,689
UltraShort Bloomberg Natural Gas	2,899,151	(482,031)	—	—	—	2,417,120
UltraShort Gold	60,540,555	18,980	3,033,566	—	—	63,593,101
UltraShort Silver	21,550,319	27,310	1,384,246	—	—	22,961,875
Short Euro	13,164,828	132,900	—	—	—	13,297,728
UltraShort Australian Dollar	12,909,619	1,182,340	—	—	—	14,091,959
UltraShort Euro	337,375,787	—	—	16,162,931	—	353,538,718
UltraShort Yen	257,102,313	—	—	16,744,937	—	273,847,250
Ultra Bloomberg Crude Oil	885,050,007	5,537,165	—	—	55,358,571	945,945,743
Ultra Bloomberg Natural Gas	36,183,648	2,536,720	—	—	—	38,720,368
Ultra Gold	95,356,621	(18,960)	(4,431,107)	—	—	90,906,554
Ultra Silver	295,300,799	(27,360)	(20,976,189)	—	—	274,297,250
Ultra Euro	11,891,831	—	—	(574,010)	—	11,317,821
Ultra Yen	5,282,879	—	—	(342,076)	—	4,940,803

Total Trust	$3,038,848,441	$(12,558,496)	$(20,989,484)	$31,991,782	$43,151,690	$3,080,443,933

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At December 31, 2016, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At December 31, 2016, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2015 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$96,073,659	$(1,078,625)	$—	$—	$—	$94,995,034
VIX Mid-Term Futures ETF	25,976,287	(344,360)	—	—	—	25,631,927
Short VIX Short-Term Futures ETF	535,392,718	10,746,415	—	—	—	546,139,133
Ultra VIX Short-Term Futures ETF	438,357,849	11,894,466	—	—	—	450,252,315
UltraShort Bloomberg Crude Oil	79,692,642	2,464,513	—	—	6,412,656	88,569,811
UltraShort Bloomberg Natural Gas	8,115,004	(2,471,164)	—	—	—	5,643,840
UltraShort Gold	72,979,905	5,220	1,808,942	—	—	74,794,067
UltraShort Silver	50,730,230	5,970	4,778,279	—	—	55,514,479
Short Euro	15,153,211	243,438	—	—	—	15,396,649
UltraShort Australian Dollar	18,408,894	(420,270)	—	—	—	17,988,624
UltraShort Euro	546,166,776	—	—	(28,710,336)	—	517,456,440
UltraShort Yen	259,997,001	—	—	(13,895,452)	—	246,101,549
Ultra Bloomberg Crude Oil	797,650,543	(17,929,314)	—	—	(72,176,589)	707,544,640
Ultra Bloomberg Natural Gas	26,807,731	6,312,879	—	—	—	33,120,610
Ultra Gold	71,912,587	(5,200)	(2,250,595)	—	—	69,656,792
Ultra Silver	238,899,626	(9,030)	(22,561,101)	—	—	216,329,495
Ultra Euro	11,605,262	—	—	604,920	—	12,210,182
Ultra Yen	5,069,491	—	—	261,311	—	5,330,802

Total Trust**	$3,298,989,416	$9,414,938	$(18,224,475)	$(41,739,557)	$(65,763,933)	$3,182,676,389

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

**	Amounts exclude the activity of: ProShares Managed Futures Strategy which liquidated on March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity which liquidated on September 1, 2016.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). Through July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 30, 2016 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2016, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2016, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of December 31, 2016

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation

VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,273,874	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,742,526	*
		ProShares VIX Mid- Term Futures ETF	68,375	*		ProShares VIX Mid-Term Futures ETF	1,356,620	*
		ProShares Ultra VIX Short-Term Futures ETF	13,594,875	*		ProShares Short VIX Short-Term Futures ETF	10,309,611	*
						ProShares Ultra VIX Short-Term Futures ETF	21,567,112	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Gold	3,052,546	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	13,633,696	*
		ProShares UltraShort Silver	1,411,556	*		ProShares UltraShort Bloomberg Natural Gas	482,031	*
		ProShares Ultra Bloomberg Crude Oil	60,895,736	*		ProShares Ultra Gold	4,450,067	*
		ProShares Ultra Bloomberg Natural Gas	2,536,720	*		ProShares Ultra Silver	21,003,549	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	132,900	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	356,139
		ProShares UltraShort Australian Dollar	1,182,340	*		ProShares UltraShort Yen	125,420
		ProShares UltraShort Euro	16,519,070			ProShares Ultra Euro	576,558
		ProShares UltraShort Yen	16,870,357			ProShares Ultra Yen	342,455
		ProShares Ultra Euro	2,548
		ProShares Ultra Yen	379

		Total Trust	$118,541,276	*		Total Trust	$76,945,784	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2015

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation

VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Mid- Term Futures ETF	$10,005	*	Payable on open futures contracts	ProShares VIX Short- Term Futures ETF	$1,078,625	*
		ProShares Short VIX Short-Term Futures ETF	10,805,245	*		ProShares VIX Mid-Term Futures ETF	354,365	*
		ProShares Ultra VIX Short-Term Futures ETF	11,894,466	*		ProShares Short VIX Short-Term Futures ETF	58,830	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	8,877,169	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	2,471,164	*
		ProShares Ultra Bloomberg Natural Gas	6,312,879	*		ProShares Ultra Bloomberg Crude Oil	90,105,903	*
		ProShares UltraShort Gold	1,814,162	*		ProShares Ultra Gold	2,255,795	*
		ProShares UltraShort Silver	4,784,249	*		ProShares Ultra Silver	22,570,131	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	243,438	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	420,270	*
		ProShares UltraShort Yen	933,727			ProShares UltraShort Euro	28,710,336
		ProShares Ultra Euro	604,920			ProShares UltraShort Yen	14,829,179
		ProShares Ultra Yen	267,014			ProShares Ultra Yen	5,703

		Total Trust**	$46,547,274	*		Total Trust**	$162,860,301	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.
**	Amounts exclude the activity of: ProShares Managed Futures Strategy which liquidated on March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity which liquidated on September 1, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2016

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(195,475,791)	$609,973
		ProShares VIX Mid-Term Futures ETF	(11,085,506)	(943,885)
		ProShares Short VIX Short-Term Futures ETF	440,391,389	(21,056,026)
		ProShares Ultra VIX Short-Term Futures ETF	(1,567,340,688)	(19,866,703)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	(67,752,164)	(22,510,865)
		ProShares UltraShort Bloomberg Natural Gas	586,860	1,989,133
		ProShares UltraShort Gold	(12,240,751)	1,238,384
		ProShares UltraShort Silver	(17,554,714)	(3,372,693)
		ProShares Ultra Bloomberg Crude Oil	74,061,040	151,001,639
		ProShares Ultra Bloomberg Natural Gas	17,571,809	(3,776,159)
		ProShares Ultra Gold	5,816,565	(2,194,272)
		ProShares Ultra Silver	62,342,441	1,566,582

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	663,774	(110,538)
		ProShares UltraShort Australian Dollar	(2,787,204)	1,602,610
		ProShares UltraShort Euro	(25,711,518)	44,873,267
		ProShares UltraShort Yen	(22,220,271)	30,640,389
		ProShares Ultra Euro	138,959	(1,178,930)
		ProShares Ultra Yen	717,086	(603,387)

		Total Trust	$(1,319,878,684)	$157,908,519

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2015

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(19,408,543)	$(7,343,245)
		ProShares VIX Mid-Term Futures ETF	(3,335,936)	(605,025)
		ProShares Short VIX Short-Term Futures ETF	69,793,028	27,098,564
		ProShares Ultra VIX Short-Term Futures ETF	(392,174,228)	(27,690,787)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	91,670,324	(33,947,511)
		ProShares UltraShort Bloomberg Natural Gas	15,212,804	(6,412,629)
		ProShares UltraShort Gold	12,707,635	4,101,460
		ProShares UltraShort Silver	10,759,545	4,187,736
		ProShares Ultra Bloomberg Crude Oil	(896,177,096)	32,549,981
		ProShares Ultra Bloomberg Natural Gas	(100,776,817)	41,202,162
		ProShares Ultra Gold	(18,605,815)	(4,311,529)
		ProShares Ultra Silver	(78,309,309)	(10,173,451)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	1,559,425	(141,893)
		ProShares UltraShort Australian Dollar	4,330,463	(1,163,751)
		ProShares UltraShort Euro	131,651,572	(45,473,330)
		ProShares UltraShort Yen	8,809,464	(12,316,677)
		ProShares Ultra Euro	(1,982,208)	708,291
		ProShares Ultra Yen	(472,913)	276,556

		Total Trust*	$(1,164,748,605)	$(39,455,078)

*	Amounts exclude the activity of: ProShares Managed Futures Strategy which liquidated on March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity which liquidated on September 1, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(694,347)	$22,917,306
		ProShares VIX Mid-Term Futures ETF	(14,378,810)	5,157,354
		ProShares Short VIX Short-Term Futures ETF	76,925,998	(24,469,104)
		ProShares Ultra VIX Short-Term Futures ETF	(139,412,525)	63,595,164

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	99,327,097	46,390,353
		ProShares UltraShort Bloomberg Natural Gas	8,791,719	2,899,165
		ProShares UltraShort Gold	(5,316,482)	(7,934,871)
		ProShares UltraShort Silver	15,114,883	2,810,170
		ProShares Ultra Bloomberg Crude Oil	(243,325,957)	(125,240,438)
		ProShares Ultra Bloomberg Natural Gas	(6,464,796)	(31,232,744)
		ProShares Ultra Gold	(9,674,333)	8,883,268
		ProShares Ultra Silver	(155,551,420)	(9,889,600)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	1,593,048	418,562
		ProShares UltraShort Australian Dollar	2,296,216	(174,124)
		ProShares UltraShort Euro	83,678,955	30,511,501
		ProShares UltraShort Yen	127,846,225	(30,965,459)
		ProShares Ultra Euro	(420,533)	(204,333)
		ProShares Ultra Yen	(540,398)	144,064

		Total Trust*	$(160,205,460)	$(46,383,766)

*	Amounts exclude the activity of ProShares Ultra Australian Dollar which liquidated on June 29, 2015, ProShares Managed Futures Strategy which liquidated on March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity which liquidated on September 1, 2016.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2016:

	Fair Values of Derivative Instruments as of December 31, 2016
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Crude Oil Swap agreements	$—	$—	$—	$12,206,881	$—	$12,206,881
ProShares UltraShort Gold
Forward agreements	3,033,566	—	3,033,566	—	—	—
ProShares UltraShort Silver
Forward agreements	1,384,246	—	1,384,246	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	16,519,070	—	16,519,070	356,139	—	356,139
ProShares UltraShort Yen
Foreign currency forward contracts	16,870,357	—	16,870,357	125,420	—	125,420
ProShares Ultra Bloomberg Crude Oil Swap agreements	55,358,571	—	55,358,571	—	—	—
ProShares Ultra Gold
Forward agreements	—	—	—	4,431,107	—	4,431,107
ProShares Ultra Silver
Forward agreements	—	—	—	20,976,189	—	20,976,189
ProShares Ultra Euro
Foreign currency forward contracts	2,548	—	2,548	576,558	—	576,558
ProShares Ultra Yen
Foreign currency forward contracts	379	—	379	342,455	—	342,455

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2016. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2016
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	$(4,742,191)	$4,742,191	$—	$—
Goldman Sachs International	(3,061,395)	3,061,395	—	—
Societe Generale S.A.	(1,050,699)	1,050,699	—	—
UBS AG	(3,352,596)	3,352,596	—	—
ProShares UltraShort Gold
Citibank N.A.	1,147,811	—	—	1,147,811
Goldman Sachs International	881,454	(874,948)	—	6,506
Societe Generale S.A.	393,006	(393,006)	—	—
UBS AG	611,295	—	(611,295)	—
ProShares UltraShort Silver
Citibank N.A.	610,478	—	—	610,478
Goldman Sachs International	323,829	(323,829)	—	—
Societe Generale S.A.	86,543	(86,543)	—	—
UBS AG	363,396	—	(363,396)	—
ProShares UltraShort Euro
Goldman Sachs International	8,109,067	(8,109,067)	—	—
UBS AG	8,053,864	—	(8,053,864)	—
ProShares UltraShort Yen
Goldman Sachs International	8,256,779	(7,771,819)	—	484,960
UBS AG	8,488,158	—	(7,980,000)	508,158
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	18,427,009	—	—	18,427,009
Goldman Sachs International	14,016,906	(14,016,906)	—	—
Societe Generale S.A.	8,661,821	(8,661,821)	—	—
UBS AG	14,252,835	—	(14,252,835)	—
ProShares Ultra Gold
Citibank N.A.	(1,464,982)	1,464,982	—	—
Goldman Sachs International	(1,112,916)	1,112,916	—	—
Societe Generale S.A.	(643,587)	643,587	—	—
UBS AG	(1,209,622)	1,209,622	—	—
ProShares Ultra Silver
Citibank N.A.	(6,946,009)	6,946,009	—	—
Goldman Sachs International	(5,869,092)	5,869,092	—	—
Societe Generale S.A.	(2,532,729)	2,532,729	—	—
UBS AG	(5,628,359)	5,628,359	—	—
ProShares Ultra Euro
Goldman Sachs International	(239,256)	239,256	—	—
UBS AG	(334,754)	334,754	—	—
ProShares Ultra Yen
Goldman Sachs International	(219,736)	219,736	—	—
UBS AG	(122,340)	122,340	—	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2015:

	Fair Values of Derivative Instruments as of December 31, 2015
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Crude Oil Swap agreements	$6,412,656	$—	$6,412,656	$—	$—	$—
ProShares UltraShort Gold
Forward agreements	1,808,942	—	1,808,942	—	—	—
ProShares UltraShort Silver
Forward agreements	4,778,279	—	4,778,279	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	—	—	—	28,710,336	—	28,710,336
ProShares UltraShort Yen
Foreign currency forward contracts	933,727	—	933,727	14,829,179	—	14,829,179
ProShares Ultra Bloomberg Crude Oil Swap agreements	—	—	—	72,176,589	—	72,176,589
ProShares Ultra Gold
Forward agreements	—	—	—	2,250,595	—	2,250,595
ProShares Ultra Silver
Forward agreements	—	—	—	22,561,101	—	22,561,101
ProShares Ultra Euro
Foreign currency forward contracts	604,920	—	604,920	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	267,014	—	267,014	5,703	—	5,703

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2015
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

Non-Recurring Fees and Expenses

Each Fund pays all its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses that are unexpected or unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds.

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

Transaction fees for the years ended December 31, 2016, 2015 and 2014 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

VIX Short-Term Futures ETF	$229,699	$105,024	$72,020
VIX Mid-Term Futures ETF	24,056	8,521	8,927
Short VIX Short-Term Futures ETF	801,564	342,734	218,121
Ultra VIX Short-Term Futures ETF	1,822,247	1,391,292	734,298
UltraShort Bloomberg Crude Oil	398,027	382,054	257,458
UltraShort Bloomberg Natural Gas	8,989	8,853	26,053
UltraShort Gold	29,854	11,024	32,473
UltraShort Silver	16,729	39,354	48,832
Short Euro	—	—	—
UltraShort Australian Dollar	—	—	—
UltraShort Euro	—	—	—
UltraShort Yen	—	—	—
Ultra Bloomberg Crude Oil	504,533	847,422	299,493
Ultra Bloomberg Natural Gas	9,175	13,939	30,073
Ultra Gold	14,138	4,218	12,088
Ultra Silver	47,414	38,848	65,208
Ultra Euro	—	—	—
Ultra Yen	—	—	—

Total Trust*	$3,906,425	$3,193,283	$1,805,044

*	Amounts exclude the activity of ProShares Ultra Australian Dollar which liquidated on June 29, 2015, ProShares Managed Futures Strategy which liquidated on March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity which liquidated on September 1, 2016.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2016:

For the Year Ended December 31, 2016
Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*^	UltraShort Bloomberg Crude Oil^	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2015	$66.2109	$53.9626	$50.8150	$702.1025	$66.6009	$46.5314

Net investment income (loss)	(0.2754)	(0.3333)	(0.6090)	(1.9193)	(0.3600)	(0.6812)
Net realized and unrealized gain (loss)#	(44.7209)	(11.4932)	41.0242	(656.7016)	(34.5434)	(22.7492)
Change in net asset value from operations	(44.9963)	(11.8265)	40.4152	(658.6209)	(34.9034)	(23.4304)
Net asset value, at December 31, 2016	$21.2146	$42.1361	$91.2302	$43.4816	$31.6975	$23.1010

Market value per share, at December 31, 2015†	$66.65	$53.99	$50.45	$708.75	$66.82	$46.55
Market value per share, at December 31, 2016†	$21.26	$42.34	$90.98	$43.75	$31.65	$23.05

Total Return, at net asset value	(68.0)%	(21.9)%	79.5%	(93.8)%	(52.4)%	(50.4)%
Total Return, at market value	(68.1)%	(21.6)%	80.3%	(93.8)%	(52.6)%	(50.5)%

Ratios to Average Net Assets

Expense ratio	0.99%	0.93%	1.39%	1.57%	1.03%	1.65%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.75)%	(0.68)%	(1.15)%	(1.32)%	(0.76)%	(1.43)%

*	See Note 1 of these Notes for Financial Statements.
^	See Note 9 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2016
Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2015	$115.8799	$64.5783	$43.7767	$58.4582	$25.5406	$87.9389

Net investment income (loss)	(0.5542)	(0.2641)	(0.3268)	(0.4268)	(0.1703)	(0.4974)
Net realized and unrealized gain (loss)#	(23.9976)	(27.0070)	1.6075	(2.6532)	1.7144	(7.1984)
Change in net asset value from operations	(24.5518)	(27.2711)	1.2807	(3.0800)	1.5441	(7.6958)
Net asset value, at December 31, 2016	$91.3281	$37.3072	$45.0574	$55.3782	$27.0847	$80.2431

Market value per share, at December 31, 2015†	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89
Market value per share, at December 31, 2016†	$90.54	$38.76	$45.12	$55.24	$27.08	$80.25

Total Return, at net asset value	(21.2)%	(42.2)%	2.9%	(5.3)%	6.0%	(8.8)%
Total Return, at market value	(21.8)%	(40.0)%	3.2%	(5.0)%	6.1%	(8.7)%

Ratios to Average Net Assets

Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.70)%	(0.70)%	(0.76)%	(0.79)%	(0.70)%	(0.71)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2016
Per Share Operating Performance	Ultra Bloomberg Crude Oil^	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2015	$25.1548	$18.5698	$29.7295	$27.0638	$15.5107	$54.7527

Net investment income (loss)	(0.1534)	(0.1579)	(0.2751)	(0.2717)	(0.1119)	(0.4586)
Net realized and unrealized gain (loss)#	(1.6662)	0.4364	3.4482	6.6499	(1.3816)	1.1321
Change in net asset value from operations	(1.8196)	0.2785	3.1731	6.3782	(1.4935)	0.6735
Net asset value, at December 31, 2016	$23.3352	$18.8483	$32.9026	$33.4420	$14.0172	$55.4262

Market value per share, at December 31, 2015†	$25.08	$18.48	$29.73	$27.08	$15.51	$54.70
Market value per share, at December 31, 2016†	$23.36	$18.96	$33.20	$32.09	$14.09	$55.52

Total Return, at net asset value	(7.2)%	1.5%	10.7%	23.6%	(9.6)%	1.2%
Total Return, at market value	(6.9)%	2.6%	11.7%	18.5%	(9.2)%	1.5%

Ratios to Average Net Assets

Expense ratio	1.01%	1.34%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.76)%	(1.12)%	(0.69)%	(0.69)%	(0.71)%	(0.69)%

^	See Note 9 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2015:

For the Year Ended December 31, 2015
Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*^	UltraShort Bloomberg Crude Oil^	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2014	$104.6604	$63.6020	$61.4004	$3,136.4730	$38.9895	$27.9859

Net investment income (loss)	(0.6622)	(0.5053)	(0.8162)	(18.0602)	(0.3924)	(0.4438)
Net realized and unrealized gain (loss)#	(37.7873)	(9.1341)	(9.7692)	(2,416.3103)	28.0038	18.9893
Change in net asset value from operations	(38.4495)	(9.6394)	(10.5854)	(2,434.3705)	27.6114	18.5455
Net asset value, at December 31, 2015	$66.2109	$53.9626	$50.8150	$702.1025	$66.6009	$46.5314

Market value per share, at December 31, 2014†	$104.95	$63.89	$61.16	$3,143.75	$38.26	$27.34
Market value per share, at December 31, 2015†	$66.65	$53.99	$50.45	$708.75	$66.82	$46.55

Total Return, at net asset value	(36.7)%	(15.2)%	(17.2)%	(77.6)%	70.8%	66.3%
Total Return, at market value	(36.5)%	(15.5)%	(17.5)%	(77.5)%	74.6%	70.3%

Ratios to Average Net Assets

Expense ratio	0.95%	0.91%	1.40%	1.65%	1.07%	1.55%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.92)%	(0.88)%	(1.36)%	(1.61)%	(1.04)%	(1.50)%

*	See Note 1 of these Notes for Financial Statements.
^	See Note 9 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2015
Per Share Operating Performance	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2014	$96.6516	$57.8071	$40.0617	$51.3790	$21.5946	$89.3336

Net investment income (loss)	(0.9149)	(0.4968)	(0.4096)	(0.5741)	(0.2256)	(0.8243)
Net realized and unrealized gain (loss)#	20.1432	7.2680	4.1246	7.6533	4.1716	(0.5704)
Change in net asset value from operations	19.2283	6.7712	3.7150	7.0792	3.9460	(1.3947)
Net asset value, at December 31, 2015	$115.8799	$64.5783	$43.7767	$58.4582	$25.5406	$87.9389

Market value per share, at December 31, 2014†	$100.22	$59.70	$40.03	$51.37	$21.61	$89.30
Market value per share, at December 31, 2015†	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89

Total Return, at net asset value	19.9%	11.7%	9.3%	13.8%	18.3%	(1.6)%
Total Return, at market value	15.6%	8.1%	9.3%	13.2%	18.1%	(1.6)%

Ratios to Average Net Assets

Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.91)%	(0.91)%	(0.95)%	(1.00)%	(0.90)%	(0.92)%

*	See Note 1 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2015
Per Share Operating Performance	Ultra Bloomberg Crude Oil^	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2014	$101.4800	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747

Net investment income (loss)	(0.5621)	(0.4982)	(0.3292)	(0.3258)	(0.1505)	(0.4787)
Net realized and unrealized gain (loss)#	(75.7631)	(42.5811)	(9.9424)	(11.9761)	(4.2132)	(1.2433)
Change in net asset value from operations	(76.3252)	(43.0793)	(10.2716)	(12.3019)	(4.3637)	(1.7220)
Net asset value, at December 31, 2015	$25.1548	$18.5698	$29.7295	$27.0638	$15.5107	$54.7527

Market value per share, at December 31, 2014†	$103.70	$63.12	$38.41	$38.05	$19.80	$56.48
Market value per share, at December 31, 2015†	$25.08	$18.48	$29.73	$27.08	$15.51	$54.70

Total Return, at net asset value	(75.2)%	(69.9)%	(25.7)%	(31.3)%	(22.0)%	(3.0)%
Total Return, at market value	(75.8)%	(70.7)%	(22.6)%	(28.8)%	(21.7)%	(3.2)%

Ratios to Average Net Assets

Expense ratio	1.02%	1.29%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.98)%	(1.26)%	(0.90)%	(0.89)%	(0.93)%	(0.88)%

*	See Note 1 of these Notes for Financial Statements.
^	See Note 9 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2014:

For the Year Ended December 31, 2014
Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF*	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*^	UltraShort Bloomberg Crude Oil^	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2013	$142.6934	$77.1837	$67.4993	$8,385.5437	$15.8651	$23.3212

Net investment income (loss)	(1.0237)	(0.5666)	(1.0247)	(72.6365)	(0.1387)	(0.1654)
Net realized and unrealized gain (loss)#	(37.0093)	(13.0151)	(5.0742)	(5,176.4342)	23.2631	4.8301
Change in net asset value from operations	(38.0330)	(13.5817)	(6.0989)	(5,249.0707)	23.1244	4.6647
Net asset value, at December 31, 2014	$104.6604	$63.6020	$61.4004	$3,136.4730	$38.9895	$27.9859

Market value per share, at December 31, 2013†	$142.65	$77.16	$67.47	$8,390.00	$15.79	$23.12
Market value per share, at December 31, 2014†	$104.95	$63.89	$61.16	$3,143.75	$38.26	$27.34

Total Return, at net asset value	(26.7)%	(17.6)%	(9.0)%	(62.6)%	145.8%	20.0%
Total Return, at market value	(26.4)%	(17.2)%	(9.4)%	(62.5)%	142.3%	18.3%

Ratios to Average Net Assets

Expense ratio	0.92%	0.87%	1.49%	1.80%	0.98%	1.18%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.88)%	(0.84)%	(1.46)%	(1.78)%	(0.94)%	(1.14)%

*	See Note 1 of these Notes for Financial Statements.
^	See Note 9 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2014
Per Share Operating Performance	UltraShort Gold	UltraShort Silver*	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2013	$103.5180	$44.8910	$35.5867	$46.6384	$17.0613	$70.8640

Net investment income (loss)	(0.8233)	(0.3937)	(0.3428)	(0.4272)	(0.1642)	(0.6412)
Net realized and unrealized gain (loss)#	(6.0431)	13.3098	4.8178	5.1678	4.6975	19.1108
Change in net asset value from operations	(6.8664)	12.9161	4.4750	4.7406	4.5333	18.4696
Net asset value, at December 31, 2014	$96.6516	$57.8071	$40.0617	$51.3790	$21.5946	$89.3336

Market value per share, at December 31, 2013†	$103.53	$45.10	$35.66	$46.66	$17.06	$70.91
Market value per share, at December 31, 2014†	$100.22	$59.70	$40.03	$51.37	$21.61	$89.30

Total Return, at net asset value	(6.6)%	28.8%	12.6%	10.2%	26.6%	26.1%
Total Return, at market value	(3.2)%	32.4%	12.3%	10.1%	26.7%	25.9%

Ratios to Average Net Assets

Expense ratio	0.95%	0.95%	0.96%	1.01%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.91)%	(0.90)%	(0.93)%	(0.97)%	(0.90)%	(0.90)%

*	See Note 1 of these Notes for Financial Statements.
#	Percentages The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2014
Per Share Operating Performance	Ultra Bloomberg Crude Oil^	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen*
Net asset value, at December 31, 2013	$320.8990	$155.3534	$41.2553	$63.3305	$26.0346	$74.5261

Net investment income (loss)	(2.1856)	(1.5167)	(0.4078)	(0.5348)	(0.2185)	(0.6693)
Net realized and unrealized gain (loss)#	(217.2334)	(92.1876)	(0.8464)	(23.4300)	(5.9417)	(17.3821)
Change in net asset value from operations	(219.4190)	(93.7043)	(1.2542)	(23.9648)	(6.1602)	(18.0514)
Net asset value, at December 31, 2014	$101.4800	$61.6491	$40.0011	$39.3657	$19.8744	$56.4747

Market value per share, at December 31, 2013†	$322.20	$157.12	$41.26	$63.04	$25.98	$74.44
Market value per share, at December 31, 2014†	$103.70	$63.12	$38.41	$38.05	$19.80	$56.48

Total Return, at net asset value	(68.4)%	(60.3)%	(3.0)%	(37.8)%	(23.7)%	(24.2)%
Total Return, at market value	(67.8)%	(59.8)%	(6.9)%	(39.6)%	(23.8)%	(24.1)%

Ratios to Average Net Assets

Expense ratio	0.99%	1.13%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.95)%	(1.10)%	(0.91)%	(0.91)%	(0.91)%	(0.90)%

*	See Note 1 of these Notes for Financial Statements.
^	See Note 9 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

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

On December 22, 2016, the Trust announced a 2-for-1 split of the shares of beneficial interest of ProShares UltraShort Bloomberg Crude Oil (NYSE Arca symbol “SCO”). The split was effective prior to the opening of trading on NYSE Arca on January 12, 2017.

The split was effective for shareholders of record after the close of the markets on January 9, 2017 and payable after the close of the markets on January 11, 2017. The Fund traded at its post-split price on January 12, 2017. The ticker symbol for the Fund did not change, and the Fund continues to trade on NYSE Arca.

The split was applied retroactively for all periods presented, increasing the number of shares outstanding for ProShares UltraShort Bloomberg Crude Oil, and resulted in a proportionate decrease in the price per share and per share information of ProShares UltraShort Bloomberg Crude Oil. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

On December 22, 2016, the Trust announced a 1-for-2 reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Crude Oil (NYSE Arca symbol “UCO”) and a 1-for-5 reverse split of the shares of beneficial interest of ProShares Ultra VIX Short-Term Futures ETF (NYSE Arca symbol “UVXY”). The reverse splits were effective prior to the opening of trading on NYSE Arca on January 12, 2017.

The reverse splits were effective for shareholders at the market open on January 12, 2017, when the Funds traded at their post-split price. The ticker symbols for the Funds did not change, and each Fund was issued a new CUSIP numbers.

The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding for ProShares Ultra Bloomberg Crude Oil and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per share and per share information of ProShares Ultra Bloomberg Crude Oil and ProShares Ultra VIX Short-Term Futures ETF. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse splits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: February 27, 2017

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: February 27, 2017