Form 10-Q
period 2017-03-31
ProShares Trust II
filed 2017-05-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I.    FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,456,836	$4,536,425
Segregated cash balances with brokers for futures contracts	20,177,990	17,235,855
Short-term U.S. government and agency obligations (Note 3) (cost $120,747,055 and $147,990,045, respectively)	120,745,955	147,991,233
Receivable on open futures contracts	4,784,562	4,484,270

Total assets	148,165,343	174,247,783

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	10,579,336	—
Payable to Sponsor	73,038	87,637

Total liabilities	10,652,374	87,637

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	137,512,969	174,160,146

Total liabilities and shareholders’ equity	$148,165,343	$174,247,783

Shares outstanding	10,434,451	8,209,451

Net asset value per share	$13.18	$21.21

Market value per share (Note 2)	$13.17	$21.26

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (88% of shareholders’ equity)
U.S. Treasury Bills^^:
0.480% due 04/06/17†	$17,880,000	$17,879,195
0.468% due 04/20/17†	5,000,000	4,998,276
0.526% due 04/27/17†	13,000,000	12,993,673
0.461% due 05/04/17	2,000,000	1,998,812
0.681% due 05/11/17	19,000,000	18,985,661
0.468% due 05/18/17	5,000,000	4,995,500
0.729% due 05/25/17	7,000,000	6,992,872
0.742% due 06/08/17	14,000,000	13,981,776
0.754% due 06/22/17	4,000,000	3,993,422
0.741% due 07/06/17	6,000,000	5,988,172
0.756% due 07/13/17	20,000,000	19,957,076
0.749% due 07/20/17	8,000,000	7,981,520

Total short-term U.S. government and agency obligations (cost $120,747,055)		$120,745,955

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2017	5,954	$79,039,350	$(5,411,609)
VIX Futures - CBOE, expires May 2017	4,323	58,684,725	(1,913,851)

			$(7,325,460)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $20,177,990 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$158,805	$46,149

Expenses
Management fee	309,772	215,103
Brokerage commissions and fees	33,254	52,335

Total expenses	343,026	267,438

Net investment income (loss)	(184,221)	(221,289)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(65,227,857)	7,706,149
Short-term U.S. government and agency obligations	(1,496)	(2,542)

Net realized gain (loss)	(65,229,353)	7,703,607

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,856,808)	(16,310,375)
Short-term U.S. government and agency obligations	(2,288)	20,598

Change in net unrealized appreciation/depreciation	(6,859,096)	(16,289,777)

Net realized and unrealized gain (loss)	(72,088,449)	(8,586,170)

Net income (loss)	$(72,272,670)	$(8,807,459)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$174,160,146

Addition of 4,325,000 shares	65,697,001
Redemption of 2,100,000 shares	(30,071,508)

Net addition (redemption) of 2,225,000 shares	35,625,493

Net investment income (loss)	(184,221)
Net realized gain (loss)	(65,229,353)
Change in net unrealized appreciation/depreciation	(6,859,096)

Net income (loss)	(72,272,670)

Shareholders’ equity, at March 31, 2017	$137,512,969

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(72,272,670)	$(8,807,459)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,942,135)	(6,047,600)
Purchases of short-term U.S. government and agency obligations	(202,769,692)	(125,016,889)
Proceeds from sales or maturities of short-term U.S government and agency obligations	230,169,991	98,825,064
Net amortization and accretion on short-term U.S government and agency obligations	(158,805)	(46,149)
Net realized gain (loss) on investments	1,496	2,542
Change in unrealized appreciation/depreciation on investments	2,288	(20,598)
Decrease (Increase) in receivable on futures contracts	(300,292)	(358,448)
Increase (Decrease) in payable to Sponsor	(14,599)	(1,457)

Net cash provided by (used in) operating activities	(48,284,418)	(41,470,994)

Cash flow from financing activities
Proceeds from addition of shares	65,697,001	88,134,106
Payment on shares redeemed	(19,492,172)	(46,968,723)

Net cash provided by (used in) financing activities	46,204,829	41,165,383

Net increase (decrease) in cash	(2,079,589)	(305,611)
Cash, beginning of period	4,536,425	2,124,103

Cash, end of period	$2,456,836	$1,818,492

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$6,787,359	$1,155,115
Segregated cash balances with brokers for futures contracts	6,123,600	1,052,615
Short-term U.S. government and agency obligations (Note 3) (cost $24,969,086 and $45,486,489, respectively)	24,969,025	45,486,235
Receivable on open futures contracts	19,801	242,541

Total assets	37,899,785	47,936,506

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,085,020
Payable to Sponsor	25,802	32,572

Total liabilities	25,802	2,117,592

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	37,873,983	45,818,914

Total liabilities and shareholders’ equity	$37,899,785	$47,936,506

Shares outstanding	1,187,403	1,087,403

Net asset value per share	$31.90	$42.14

Market value per share (Note 2)	$31.95	$42.34

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (66% of shareholders’ equity)
U.S. Treasury Bills^^:
0.681% due 05/11/17	$10,000,000	$9,992,453
0.468% due 05/18/17	3,000,000	2,997,300
0.746% due 06/08/17	2,000,000	1,997,397
0.758% due 06/29/17	10,000,000	9,981,875

Total short-term U.S. government and agency obligations (cost $24,969,086)		$24,969,025

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2017	462	$6,941,550	$(1,540,020)
VIX Futures - CBOE, expires August 2017	798	12,349,050	(1,908,810)
VIX Futures - CBOE, expires September 2017	798	12,987,450	(961,220)
VIX Futures - CBOE, expires October 2017	336	5,619,600	(142,330)

			$(4,552,380)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $6,123,600 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$44,260	$12,259

Expenses
Management fee	85,185	57,998
Brokerage commissions and fees	3,642	5,756

Total expenses	88,827	63,754

Net investment income (loss)	(44,567)	(51,495)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(8,167,318)	2,594,460
Short-term U.S. government and agency obligations	(600)	49

Net realized gain (loss)	(8,167,918)	2,594,509

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,264,135)	(2,815,700)
Short-term U.S. government and agency obligations	193	4,352

Change in net unrealized appreciation/depreciation	(3,263,942)	(2,811,348)

Net realized and unrealized gain (loss)	(11,431,860)	(216,839)

Net income (loss)	$(11,476,427)	$(268,334)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$45,818,914

Addition of 125,000 shares	4,450,525
Redemption of 25,000 shares	(919,029)

Net addition (redemption) of 100,000 shares	3,531,496

Net investment income (loss)	(44,567)
Net realized gain (loss)	(8,167,918)
Change in net unrealized appreciation/depreciation	(3,263,942)

Net income (loss)	(11,476,427)

Shareholders’ equity, at March 31, 2017	$37,873,983

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(11,476,427)	$(268,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(5,070,985)	470,290
Purchases of short-term U.S. government and agency obligations	(68,935,466)	(33,074,275)
Proceeds from sales or maturities of short-term U.S government and agency obligations	89,496,529	30,952,564
Net amortization and accretion on short-term U.S government and agency obligations	(44,260)	(12,259)
Net realized gain (loss) on investments	600	(49)
Change in unrealized appreciation/depreciation on investments	(193)	(4,352)
Decrease (Increase) in receivable on futures contracts	222,740	9,822
Increase (Decrease) in payable to Sponsor	(6,770)	(2,274)

Net cash provided by (used in) operating activities	4,185,768	(1,928,867)

Cash flow from financing activities
Proceeds from addition of shares	4,450,525	8,345,497
Payment on shares redeemed	(3,004,049)	(6,076,834)

Net cash provided by (used in) financing activities	1,446,476	2,268,663

Net increase (decrease) in cash	5,632,244	339,796
Cash, beginning of period	1,155,115	671,791

Cash, end of period	$6,787,359	$1,011,587

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$6,166,551	$1,850,760
Segregated cash balances with brokers for futures contracts	120,372,738	55,323,984
Short-term U.S. government and agency obligations (Note 3) (cost $359,594,072 and $170,391,741, respectively)	359,574,827	170,396,436
Receivable on open futures contracts	4,610,040	1,059,418

Total assets	490,724,156	228,630,598

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,674,656	325,000
Payable to Sponsor	296,649	230,211

Total liabilities	3,971,305	555,211

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	486,752,851	228,075,387

Total liabilities and shareholders’ equity	$490,724,156	$228,630,598

Shares outstanding	3,450,000	2,500,000

Net asset value per share	$141.09	$91.23

Market value per share (Note 2)	$141.15	$90.98

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (74% of shareholders’ equity)
U.S. Treasury Bills^^:
0.480% due 04/20/17†	$49,000,000	$48,983,110
0.550% due 04/27/17†	38,000,000	37,981,505
0.526% due 05/04/17	61,000,000	60,963,754
0.681% due 05/11/17	9,000,000	8,993,208
0.557% due 05/18/17	38,000,000	37,965,800
0.700% due 06/08/17	36,000,000	35,953,139
0.743% due 06/22/17	29,000,000	28,952,312
0.754% due 06/29/17	17,000,000	16,969,188
0.738% due 07/06/17	17,000,000	16,966,486
0.756% due 07/13/17	20,000,000	19,957,076
0.749% due 07/20/17	16,000,000	15,963,040
0.754% due 07/27/17	30,000,000	29,926,209

Total short-term U.S. government and agency obligations (cost $359,594,072)		$359,574,827

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2017	20,982	$278,536,050	$13,339,863
VIX Futures - CBOE, expires May 2017	15,288	207,534,600	5,511,500

			$18,851,363

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $120,372,738 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$352,258	$317,712

Expenses
Management fee	743,985	1,391,819
Brokerage commissions and fees	514,465	480,747

Total expenses	1,258,450	1,872,566

Net investment income (loss)	(906,192)	(1,554,854)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	99,893,092	(92,182,809)
Short-term U.S. government and agency obligations	(4,058)	(27,578)

Net realized gain (loss)	99,889,034	(92,210,387)

Change in net unrealized appreciation/depreciation on
Futures contracts	29,160,974	53,977,479
Short-term U.S. government and agency obligations	(23,940)	69,970

Change in net unrealized appreciation/depreciation	29,137,034	54,047,449

Net realized and unrealized gain (loss)	129,026,068	(38,162,938)

Net income (loss)	$128,119,876	$(39,717,792)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$228,075,387

Addition of 6,250,000 shares	771,316,846
Redemption of 5,300,000 shares	(640,759,258)

Net addition (redemption) of 950,000 shares	130,557,588

Net investment income (loss)	(906,192)
Net realized gain (loss)	99,889,034
Change in net unrealized appreciation/depreciation	29,137,034

Net income (loss)	128,119,876

Shareholders’ equity, at March 31, 2017	$486,752,851

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$128,119,876	$(39,717,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(65,048,754)	(7,970,265)
Purchases of short-term U.S. government and agency obligations	(864,629,486)	(603,823,043)
Proceeds from sales or maturities of short-term U.S government and agency obligations	675,775,355	725,160,071
Net amortization and accretion on short-term U.S government and agency obligations	(352,258)	(317,712)
Net realized gain (loss) on investments	4,058	27,578
Change in unrealized appreciation/depreciation on investments	23,940	(69,970)
Decrease (Increase) in receivable on futures contracts	(3,550,622)	—
Increase (Decrease) in payable to Sponsor	66,438	(96,692)
Increase (Decrease) in payable on futures contracts	3,349,656	477,548

Net cash provided by (used in) operating activities	(126,241,797)	73,669,723

Cash flow from financing activities
Proceeds from addition of shares	771,316,846	604,070,943
Payment on shares redeemed	(640,759,258)	(674,681,690)

Net cash provided by (used in) financing activities	130,557,588	(70,610,747)

Net increase (decrease) in cash	4,315,791	3,058,976
Cash, beginning of period	1,850,760	5,150,976

Cash, end of period	$6,166,551	$8,209,952

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,840,176	$10,969,955
Segregated cash balances with brokers for futures contracts	183,513,820	71,363,625
Short-term U.S. government and agency obligations (Note 3) (cost $186,818,004 and $434,676,067, respectively)	186,814,615	434,671,795
Receivable from capital shares sold	2,344,975	—
Receivable on open futures contracts	17,751,437	35,967,191

Total assets	393,265,023	552,972,566

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	33,000,369	36,789,539
Payable to Sponsor	315,195	424,273

Total liabilities	33,315,564	37,213,812

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	359,949,459	515,758,754

Total liabilities and shareholders’ equity	$393,265,023	$552,972,566

Shares outstanding	22,227,809	11,861,530

Net asset value per share	$16.19	$43.48

Market value per share (Note 2)	$16.17	$43.75

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (52% of shareholders’ equity)
U.S. Treasury Bills^^:
0.480% due 04/06/17†	$18,510,000	$18,509,167
0.475% due 04/20/17†	17,000,000	16,994,140
0.475% due 04/27/17†	7,000,000	6,996,593
0.526% due 05/04/17†	41,500,000	41,475,341
0.671% due 05/18/17	10,000,000	9,991,000
0.729% due 05/25/17	14,000,000	13,985,744
0.721% due 06/08/17	18,000,000	17,976,569
0.752% due 06/22/17	13,000,000	12,978,623
0.758% due 06/29/17	13,000,000	12,976,437
0.741% due 07/06/17	35,000,000	34,931,001

Total short-term U.S. government and agency obligations (cost $186,818,004)		$186,814,615

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2017	31,138	$413,356,950	$(27,246,843)
VIX Futures - CBOE, expires May 2017	22,625	307,134,375	(9,319,049)

			$(36,565,892)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $183,513,820 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$370,985	$298,805

Expenses
Management fee	921,662	1,211,901
Brokerage commissions and fees	766,833	735,911

Total expenses	1,688,495	1,947,812

Net investment income (loss)	(1,317,510)	(1,649,007)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(365,515,188)	11,205,618
Short-term U.S. government and agency obligations	(22,315)	(26,968)

Net realized gain (loss)	(365,537,503)	11,178,650

Change in net unrealized appreciation/depreciation on
Futures contracts	(28,593,655)	(223,342,238)
Short-term U.S. government and agency obligations	883	137,136

Change in net unrealized appreciation/depreciation	(28,592,772)	(223,205,102)

Net realized and unrealized gain (loss)	(394,130,275)	(212,026,452)

Net income (loss)	$(395,447,785)	$(213,675,459)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$515,758,754

Addition of 23,990,000 shares	543,896,842
Redemption of 13,623,721 shares	(304,258,352)

Net addition (redemption) of 10,366,279 shares	239,638,490

Net investment income (loss)	(1,317,510)
Net realized gain (loss)	(365,537,503)
Change in net unrealized appreciation/depreciation	(28,592,772)

Net income (loss)	(395,447,785)

Shareholders’ equity, at March 31, 2017	$359,949,459

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(395,447,785)	$(213,675,459)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(112,150,195)	(5,077,195)
Purchases of short-term U.S. government and agency obligations	(605,949,939)	(1,184,631,327)
Proceeds from sales or maturities of short-term U.S government and agency obligations	854,156,672	882,626,631
Net amortization and accretion on short-term U.S government and agency obligations	(370,985)	(296,718)
Net realized gain (loss) on investments	22,315	26,968
Change in unrealized appreciation/depreciation on investments	(883)	(137,136)
Decrease (Increase) in receivable on futures contracts	18,215,754	17,995,478
Increase (Decrease) in payable to Sponsor	(109,078)	158,099
Increase (Decrease) in payable on futures contracts	—	1,498,969

Net cash provided by (used in) operating activities	(241,634,124)	(501,511,690)

Cash flow from financing activities
Proceeds from addition of shares	541,551,867	1,341,924,100
Payment on shares redeemed	(308,047,522)	(848,468,839)

Net cash provided by (used in) financing activities	233,504,345	493,455,261

Net increase (decrease) in cash	(8,129,779)	(8,056,429)
Cash, beginning of period	10,969,955	9,081,964

Cash, end of period	$2,840,176	$1,025,535

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$458,099	$2,715,772
Segregated cash balances with brokers for futures contracts	6,057,810	4,931,520
Short-term U.S. government and agency obligations (Note 3) (cost $176,844,375 and $205,694,828, respectively)	176,833,352	205,694,385
Unrealized appreciation on swap agreements	22,477,882	—

Total assets	205,827,143	213,341,677

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	474,750	13,602
Payable to Sponsor	194,871	162,891
Unrealized depreciation on swap agreements	—	12,206,881

Total liabilities	669,621	12,383,374

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	205,157,522	200,958,303

Total liabilities and shareholders’ equity	$205,827,143	$213,341,677

Shares outstanding	5,589,884	6,339,884

Net asset value per share	$36.70	$31.70

Market value per share (Note 2)	$36.57	$31.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.512% due 04/06/17†	$12,000,000	$11,999,460
0.468% due 04/20/17†	11,000,000	10,996,208
0.778% due 04/27/17	5,000,000	4,997,567
0.574% due 05/04/17†	64,000,000	63,961,971
0.681% due 05/11/17	8,000,000	7,993,962
0.468% due 05/18/17†	28,000,000	27,974,800
0.706% due 05/25/17†	4,000,000	3,995,927
0.752% due 06/22/17†	20,000,000	19,967,112
0.758% due 07/13/17	25,000,000	24,946,345

Total short-term U.S. government and agency obligations (cost $176,844,375)		$176,833,352

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires May 2017	1,899	$96,089,400	$3,828,256

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	04/07/17	$(97,361,151)	$9,428,645
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/17	(89,101,087)	5,695,389
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/17	(42,336,107)	2,594,383
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/17	(85,487,594)	4,759,465

				$22,477,882

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $6,057,810 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2017, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$259,046	$89,112

Expenses
Management fee	536,024	368,250
Brokerage commissions and fees	13,722	57,864

Total expenses	549,746	426,114

Net investment income (loss)	(290,700)	(337,002)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,533,513	23,757,635
Swap agreements	(3,683,380)	(1,436,037)
Short-term U.S. government and agency obligations	392	(14,646)

Net realized gain (loss)	(1,149,475)	22,306,952

Change in net unrealized appreciation/depreciation on
Futures contracts	5,255,071	(17,462,141)
Swap agreements	34,684,763	692,178
Short-term U.S. government and agency obligations	(10,580)	32,817

Change in net unrealized appreciation/depreciation	39,929,254	(16,737,146)

Net realized and unrealized gain (loss)	38,779,779	5,569,806

Net income (loss)	$38,489,079	$5,232,804

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$200,958,303

Addition of 2,100,000 shares	71,710,751
Redemption of 2,850,000 shares	(106,000,611)

Net addition (redemption) of (750,000) shares	(34,289,860)

Net investment income (loss)	(290,700)
Net realized gain (loss)	(1,149,475)
Change in net unrealized appreciation/depreciation	39,929,254

Net income (loss)	38,489,079

Shareholders’ equity, at March 31, 2017	$205,157,522

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$38,489,079	$5,232,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,126,290)	(3,466,870)
Purchases of short-term U.S. government and agency obligations	(365,653,894)	(407,223,784)
Proceeds from sales or maturities of short-term U.S government and agency obligations	394,763,785	299,246,209
Net amortization and accretion on short-term U.S government and agency obligations	(259,046)	(89,112)
Net realized gain (loss) on investments	(392)	14,646
Change in unrealized appreciation/depreciation on investments	(34,674,183)	(724,995)
Increase (Decrease) in payable to Sponsor	31,980	37,130
Increase (Decrease) in brokerage commissions and fees payable	—	68
Increase (Decrease) in payable on futures contracts	461,148	(780,123)

Net cash provided by (used in) operating activities	32,032,187	(107,754,027)

Cash flow from financing activities
Proceeds from addition of shares	71,710,751	449,967,206
Payment on shares redeemed	(106,000,611)	(340,849,619)

Net cash provided by (used in) financing activities	(34,289,860)	109,117,587

Net increase (decrease) in cash	(2,257,673)	1,363,560
Cash, beginning of period	2,715,772	598,645

Cash, end of period	$458,099	$1,962,205

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF FINANCIAL CONDITION

March 31, 2017 (unaudited)
Assets
Cash	$3,480,059
Segregated cash balances with brokers for futures contracts	800,690
Offering costs (Note 5)	145,554
Limitation by Sponsor	1,967

Total assets	4,428,270

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	48,085
Payable for offering costs	148,400

Total liabilities	196,485

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,231,785

Total liabilities and shareholders’ equity	$4,428,270

Shares outstanding	200,008

Net asset value per share	$21.16

Market value per share (Note 2)	$21.07

*	Since the Fund’s inception date was January 13, 2017, the Statement of Financial Condition as of December 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires May 2017	251	$12,700,600	$(661,506)

††	Cash collateral in the amount of $800,690 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF OPERATIONS

(unaudited)

January 13, 2017 (Inception) through March 31, 2017
Expenses
Brokerage commissions and fees	$952
Offering costs	2,846
Limitation by Sponsor	(1,967)

Total expenses	1,831

Net investment income (loss)	(1,831)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(105,766)

Net realized gain (loss)	(105,766)

Change in net unrealized appreciation/depreciation on
Futures contracts	(661,506)

Change in net unrealized appreciation/depreciation	(661,506)

Net realized and unrealized gain (loss)	(767,272)

Net income (loss)	$(769,103)

*	Since the Fund’s inception date was January 13, 2017, the Statement of Operations for the three months ended March 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 13, 2017 (INCEPTION) TO MARCH 31, 2017

(unaudited)

Shareholders’ equity, at January 13, 2017 (Inception)	$—

Addition of 200,008 shares	5,000,888

Net addition (redemption) of 200,008 shares	5,000,888

Net investment income (loss)	(1,831)
Net realized gain (loss)	(105,766)
Change in net unrealized appreciation/depreciation	(661,506)

Net income (loss)	(769,103)

Shareholders’ equity, at March 31, 2017	$4,231,785

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF *

STATEMENT OF CASH FLOWS

(unaudited)

January 13, 2017 (Inception) through March 31, 2017
Cash flow from operating activities
Net income (loss)	$(769,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(800,690)
Decrease (Increase) in Limitation by Sponsor	(1,967)
Change in offering cost	(145,554)
Increase (Decrease) in payable on futures contracts	48,085
Increase (Decrease) in payable for offering costs	148,400

Net cash provided by (used in) operating activities	(1,520,829)

Cash flow from financing activities
Proceeds from addition of shares	5,000,888
Net cash provided by (used in) financing activities	5,000,888

Net increase (decrease) in cash	3,480,059
Cash, beginning of period	—

Cash, end of period	$3,480,059

*	Since the Fund’s inception date was January 13, 2017, the Statement of Cash Flows for the three months ended March 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$399,064	$326,631
Segregated cash balances with brokers for futures contracts	1,219,680	710,655
Short-term U.S. government and agency obligations (Note 3) (cost $4,995,568 and $2,899,188, respectively)	4,995,406	2,899,151
Receivable from capital shares sold	1,426,285	—
Receivable on open futures contracts	2,577	105,872

Total assets	8,043,012	4,042,309

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and fees payable	—	144
Payable to Sponsor	5,985	3,371

Total liabilities	5,985	3,515

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,037,027	4,038,794

Total liabilities and shareholders’ equity	$8,043,012	$4,042,309

Shares outstanding	274,832	174,832

Net asset value per share	$29.24	$23.10

Market value per share (Note 2)	$29.25	$23.05

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (62% of shareholders’ equity)
U.S. Treasury Bills^^:
0.468% due 04/20/17	$2,000,000	$1,999,311
0.696% due 06/08/17	3,000,000	2,996,095

Total short-term U.S. government and agency obligations (cost $4,995,568)		$4,995,406

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires May 2017	504	$16,077,600	$(1,147,785)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $1,219,680 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$4,941	$9,568

Expenses
Management fee	15,245	36,919
Brokerage commissions and fees	5,512	28,947

Total expenses	20,757	65,866

Net investment income (loss)	(15,816)	(56,298)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,858,381	4,114,349
Short-term U.S. government and agency obligations	(259)	1,110

Net realized gain (loss)	1,858,122	4,115,459

Change in net unrealized appreciation/depreciation on
Futures contracts	(665,754)	2,104,068
Short-term U.S. government and agency obligations	(125)	807

Change in net unrealized appreciation/depreciation	(665,879)	2,104,875

Net realized and unrealized gain (loss)	1,192,243	6,220,334

Net income (loss)	$1,176,427	$6,164,036

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$4,038,794

Addition of 100,000 shares	2,821,806

Net addition (redemption) of 100,000 shares	2,821,806

Net investment income (loss)	(15,816)
Net realized gain (loss)	1,858,122
Change in net unrealized appreciation/depreciation	(665,879)

Net income (loss)	1,176,427

Shareholders’ equity, at March 31, 2017	$8,037,027

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$1,176,427	$6,164,036
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(509,025)	1,036,860
Purchases of short-term U.S. government and agency obligations	(9,990,836)	(18,575,327)
Proceeds from sales or maturities of short-term U.S government and agency obligations	7,899,138	22,891,407
Net amortization and accretion on short-term U.S government and agency obligations	(4,941)	(9,568)
Net realized gain (loss) on investments	259	(1,110)
Change in unrealized appreciation/depreciation on investments	125	(807)
Decrease (Increase) in receivable on futures contracts	103,295	(70,660)
Increase (Decrease) in payable to Sponsor	2,614	1,621
Increase (Decrease) in brokerage commissions and fees payable	(144)	176
Increase (Decrease) in payable on futures contracts	—	(785,170)

Net cash provided by (used in) operating activities	(1,323,088)	10,651,458

Cash flow from financing activities
Proceeds from addition of shares	1,395,521	7,446,378
Payment on shares redeemed	—	(19,079,739)

Net cash provided by (used in) financing activities	1,395,521	(11,633,361)

Net increase (decrease) in cash	72,433	(981,903)
Cash, beginning of period	326,631	1,099,140

Cash, end of period	$399,064	$117,237

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$366,179	$120,840
Segregated cash balances with brokers for futures contracts	9,240	13,200
Short-term U.S. government and agency obligations (Note 3) (cost $34,953,490 and $60,540,275, respectively)	34,953,973	60,540,555
Unrealized appreciation on forward agreements	—	3,033,566
Receivable on open futures contracts	680	1,280

Total assets	35,330,072	63,709,441

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	29,878	55,794
Unrealized depreciation on forward agreements	1,149,376	—

Total liabilities	1,179,254	55,794

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	34,150,818	63,653,647

Total liabilities and shareholders’ equity	$35,330,072	$63,709,441

Shares outstanding	446,978	696,978

Net asset value per share	$76.40	$91.33

Market value per share (Note 2)	$75.93	$90.54

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills^^:
0.468% due 04/20/17†	$3,000,000	$2,998,966
0.581% due 05/04/17†	4,000,000	3,997,623
0.696% due 06/08/17†	10,000,000	9,986,983
0.746% due 06/22/17†	18,000,000	17,970,401

Total short-term U.S. government and agency obligations (cost $34,953,490)		$34,953,973

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires June 2017	2	$250,240	$(8,760)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.995 Fine Troy Ounce Gold	(0.90)%	04/07/17	$(17,300)	$(21,540,057)	$(529,930)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.72)	04/07/17	(13,998)	(17,428,630)	(212,437)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.67)	04/07/17	(8,800)	(10,956,704)	(119,017)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.66)	04/07/17	(14,550)	(18,115,769)	(287,992)

					$(1,149,376)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $9,240 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$51,417	$29,189

Expenses
Management fee	98,275	146,112
Brokerage commissions and fees	19	17

Total expenses	98,294	146,129

Net investment income (loss)	(46,877)	(116,940)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	9,080	(36,440)
Forward agreements	(4,880,240)	(19,375,567)
Short-term U.S. government and agency obligations	(1,001)	(1,149)

Net realized gain (loss)	(4,872,161)	(19,413,156)

Change in net unrealized appreciation/depreciation on
Futures contracts	(27,740)	1,660
Forward agreements	(4,182,942)	(84,391)
Short-term U.S. government and agency obligations	203	14,664

Change in net unrealized appreciation/depreciation	(4,210,479)	(68,067)

Net realized and unrealized gain (loss)	(9,082,640)	(19,481,223)

Net income (loss)	$(9,129,517)	$(19,598,163)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$63,653,647

Addition of 50,000 shares	4,089,610
Redemption of 300,000 shares	(24,462,922)

Net addition (redemption) of (250,000) shares	(20,373,312)

Net investment income (loss)	(46,877)
Net realized gain (loss)	(4,872,161)
Change in net unrealized appreciation/depreciation	(4,210,479)

Net income (loss)	(9,129,517)

Shareholders’ equity, at March 31, 2017	$34,150,818

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(9,129,517)	$(19,598,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,960	81,350
Decrease (Increase) in segregated cash balances with brokers for swap agreements	—	(309,000)
Purchases of short-term U.S. government and agency obligations	(60,927,990)	(108,280,051)
Proceeds from sales or maturities of short-term U.S government and agency obligations	86,565,185	113,918,239
Net amortization and accretion on short-term U.S government and agency obligations	(51,411)	(29,191)
Net realized gain (loss) on investments	1,001	1,149
Change in unrealized appreciation/depreciation on investments	4,182,739	69,727
Decrease (Increase) in receivable on futures contracts	600	—
Increase (Decrease) in payable to Sponsor	(25,916)	(13,014)
Increase (Decrease) in payable on futures contracts	—	1,400

Net cash provided by (used in) operating activities	20,618,651	(14,157,554)

Cash flow from financing activities
Proceeds from addition of shares	4,089,610	49,855,817
Payment on shares redeemed	(24,462,922)	(35,713,611)

Net cash provided by (used in) financing activities	(20,373,312)	14,142,206

Net increase (decrease) in cash	245,339	(15,348)
Cash, beginning of period	120,840	151,638

Cash, end of period	$366,179	$136,290

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$957,191	$86,051
Segregated cash balances with brokers for futures contracts	12,650	14,300
Segregated cash balances with brokers for forward agreements	738,500	—
Short-term U.S. government and agency obligations (Note 3) (cost $13,976,175 and $21,549,766, respectively)	13,976,290	21,550,319
Unrealized appreciation on forward agreements	—	1,384,246
Receivable from capital shares sold	2,924,905	—
Receivable on open futures contracts	—	2,290

Total assets	18,609,536	23,037,206

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	500	—
Payable to Sponsor	14,958	19,550
Unrealized depreciation on forward agreements	468,843	—

Total liabilities	484,301	19,550

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,125,235	23,017,656

Total liabilities and shareholders’ equity	$18,609,536	$23,037,206

Shares outstanding	616,976	616,976

Net asset value per share	$29.38	$37.31

Market value per share (Note 2)	$28.90	$38.76

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (77% of shareholders’ equity)
U.S. Treasury Bills^^:
0.581% due 05/04/17†	$3,000,000	$2,998,217
0.758% due 06/29/17	7,000,000	6,987,313
0.749% due 07/20/17†	4,000,000	3,990,760

Total short-term U.S. government and agency obligations (cost $13,976,175)		$13,976,290

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2017	2	$182,560	$(2,410)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(0.95)%	04/07/17	$(567,000)	$(10,242,061)	$(146,742)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.86)	04/07/17	(428,500)	(7,740,338)	(114,054)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(0.83)	04/07/17	(156,000)	(2,817,968)	(37,747)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.87)	04/07/17	(845,000)	(15,264,080)	(170,300)

					$(468,843)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $12,650 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$22,503	$19,684

Expenses
Management fee	46,053	95,411
Brokerage commissions and fees	10	8

Total expenses	46,063	95,419

Net investment income (loss)	(23,560)	(75,735)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,650	(12,850)
Forward agreements	(2,864,911)	(5,335,654)
Short-term U.S. government and agency obligations	(124)	(2,961)

Net realized gain (loss)	(2,857,385)	(5,351,465)

Change in net unrealized appreciation/depreciation on
Futures contracts	(29,720)	(4,060)
Forward agreements	(1,853,089)	(4,230,038)
Short-term U.S. government and agency obligations	(438)	5,770

Change in net unrealized appreciation/depreciation	(1,883,247)	(4,228,328)

Net realized and unrealized gain (loss)	(4,740,632)	(9,579,793)

Net income (loss)	$(4,764,192)	$(9,655,528)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$23,017,656

Addition of 200,000 shares	6,462,895
Redemption of 200,000 shares	(6,591,124)

Net addition (redemption) of 0 shares	(128,229)

Net investment income (loss)	(23,560)
Net realized gain (loss)	(2,857,385)
Change in net unrealized appreciation/depreciation	(1,883,247)

Net income (loss)	(4,764,192)

Shareholders’ equity, at March 31, 2017	$18,125,235

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(4,764,192)	$(9,655,528)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,650	—
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(738,500)	—
Purchases of short-term U.S. government and agency obligations	(38,960,618)	(55,036,538)
Proceeds from sales or maturities of short-term U.S government and agency obligations	46,556,582	59,535,509
Net amortization and accretion on short-term U.S government and agency obligations	(22,497)	(19,684)
Net realized gain (loss) on investments	124	2,961
Change in unrealized appreciation/depreciation on investments	1,853,527	4,224,268
Decrease (Increase) in receivable on futures contracts	2,290	390
Increase (Decrease) in payable to Sponsor	(4,592)	(14,470)
Increase (Decrease) in payable on futures contracts	500	2,740

Net cash provided by (used in) operating activities	3,924,274	(960,352)

Cash flow from financing activities
Proceeds from addition of shares	3,537,990	37,350,601
Payment on shares redeemed	(6,591,124)	(35,686,040)

Net cash provided by (used in) financing activities	(3,053,134)	1,664,561

Net increase (decrease) in cash	871,140	704,209
Cash, beginning of period	86,051	514,784

Cash, end of period	$957,191	$1,218,993

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$4,241,191	$2,292,012
Segregated cash balances with brokers for futures contracts	350,900	402,600
Short-term U.S. government and agency obligations (Note 3) (cost $10,989,180 and $13,164,807, respectively)	10,989,510	13,164,828
Receivable on open futures contracts	9,425	—

Total assets	15,591,026	15,859,440

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	76,666
Payable to Sponsor	12,556	12,686

Total liabilities	12,556	89,352

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,578,470	15,770,088

Total liabilities and shareholders’ equity	$15,591,026	$15,859,440

Shares outstanding	350,000	350,000

Net asset value per share	$44.51	$45.06

Market value per share (Note 2)	$44.29	$45.12

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (71% of shareholders’ equity)
U.S. Treasury Bills^^:
0.681% due 05/11/17	$7,000,000	$6,994,717
0.733% due 06/08/17	4,000,000	3,994,793

Total short-term U.S. government and agency obligations (cost $10,989,180)		$10,989,510

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires June 2017	116	$15,546,900	$(119,763)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $350,900 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$15,696	$6,138

Expenses
Management fee	36,567	40,533
Brokerage commissions and fees	650	750

Total expenses	37,217	41,283

Net investment income (loss)	(21,521)	(35,145)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	82,257	(54,194)
Short-term U.S. government and agency obligations	—	33

Net realized gain (loss)	82,257	(54,161)

Change in net unrealized appreciation/depreciation on
Futures contracts	(252,663)	(708,507)
Short-term U.S. government and agency obligations	309	1,474

Change in net unrealized appreciation/depreciation	(252,354)	(707,033)

Net realized and unrealized gain (loss)	(170,097)	(761,194)

Net income (loss)	$(191,618)	$(796,339)

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$15,770,088

Net investment income (loss)	(21,521)
Net realized gain (loss)	82,257
Change in net unrealized appreciation/depreciation	(252,354)

Net income (loss)	(191,618)

Shareholders’ equity, at March 31, 2017	$15,578,470

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(191,618)	$(796,339)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	51,700	105,435
Purchases of short-term U.S. government and agency obligations	(20,976,677)	(17,038,538)
Proceeds from sales or maturities of short-term U.S government and agency obligations	23,168,000	18,206,935
Net amortization and accretion on short-term U.S government and agency obligations	(15,696)	(6,138)
Net realized gain (loss) on investments	—	(33)
Change in unrealized appreciation/depreciation on investments	(309)	(1,474)
Decrease (Increase) in receivable on futures contracts	(9,425)	84,235
Increase (Decrease) in payable to Sponsor	(130)	(522)
Increase (Decrease) in payable on futures contracts	(76,666)	59,557

Net cash provided by (used in) operating activities	1,949,179	613,118

Cash flow from financing activities
Payment on shares redeemed	—	(2,120,031)

Net cash provided by (used in) financing activities	—	(2,120,031)

Net increase (decrease) in cash	1,949,179	(1,506,913)
Cash, beginning of period	2,292,012	1,783,802

Cash, end of period	$4,241,191	$276,889

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,966,748	$2,834,389
Segregated cash balances with brokers for futures contracts	633,600	914,760
Short-term U.S. government and agency obligations (Note 3) (cost $11,990,933 and $12,909,895, respectively)	11,990,944	12,909,619
Receivable on open futures contracts	46,195	—

Total assets	14,637,487	16,658,768

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	32,340
Payable to Sponsor	11,897	12,955

Total liabilities	11,897	45,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,625,590	16,613,473

Total liabilities and shareholders’ equity	$14,637,487	$16,658,768

Shares outstanding	300,000	300,000

Net asset value per share	$48.75	$55.38

Market value per share (Note 2)	$49.00	$55.24

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (82% of shareholders’ equity)
U.S. Treasury Bills^^:
0.681% due 05/11/17	$12,000,000	$11,990,944

Total short-term U.S. government and agency obligations (cost $11,990,933)		$11,990,944

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires June 2017	384	$29,322,240	$(250,274)

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $633,600 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$14,271	$7,785

Expenses
Management fee	35,132	48,844
Brokerage commissions and fees	2,468	3,970

Total expenses	37,600	52,814

Net investment income (loss)	(23,329)	(45,029)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(532,227)	(1,688,439)

Net realized gain (loss)	(532,227)	(1,688,439)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,432,614)	(701,530)
Short-term U.S. government and agency obligations	287	2,832

Change in net unrealized appreciation/depreciation	(1,432,327)	(698,698)

Net realized and unrealized gain (loss)	(1,964,554)	(2,387,137)

Net income (loss)	$(1,987,883)	$(2,432,166)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$16,613,473

Net investment income (loss)	(23,329)
Net realized gain (loss)	(532,227)
Change in net unrealized appreciation/depreciation	(1,432,327)

Net income (loss)	(1,987,883)

Shareholders’ equity, at March 31, 2017	$14,625,590

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,987,883)	$(2,432,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	281,160	(224,765)
Purchases of short-term U.S. government and agency obligations	(23,978,767)	(18,645,318)
Proceeds from sales or maturities of short-term U.S government and agency obligations	24,912,000	21,394,000
Net amortization and accretion on short-term U.S government and agency obligations	(14,271)	(7,785)
Change in unrealized appreciation/depreciation on investments	(287)	(2,832)
Decrease (Increase) in receivable on futures contracts	(46,195)	52,491
Increase (Decrease) in payable to Sponsor	(1,058)	(1,494)
Increase (Decrease) in payable on futures contracts	(32,340)	18,920

Net cash provided by (used in) operating activities	(867,641)	151,051

Cash flow from financing activities
Payment on shares redeemed	—	(314)

Net cash provided by (used in) financing activities	—	(314)

Net increase (decrease) in cash	(867,641)	150,737
Cash, beginning of period	2,834,389	1,958,996

Cash, end of period	$1,966,748	$2,109,733

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$553,647	$2,916,502
Short-term U.S. government and agency obligations (Note 3) (cost $304,778,830 and $337,373,566, respectively)	304,774,494	337,375,787
Unrealized appreciation on foreign currency forward contracts	—	16,519,070

Total assets	305,328,141	356,811,359

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,771,472
Payable to Sponsor	248,483	291,098
Unrealized depreciation on foreign currency forward contracts	7,898,026	356,139

Total liabilities	8,146,509	7,418,709

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	297,181,632	349,392,650

Total liabilities and shareholders’ equity	$305,328,141	$356,811,359

Shares outstanding	11,250,000	12,900,000

Net asset value per share	$26.42	$27.08

Market value per share (Note 2)	$26.39	$27.08

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
U.S. Treasury Bills^^:
0.491% due 04/06/17†	$80,000,000	$79,996,400
0.468% due 04/20/17†	75,000,000	74,974,147
0.581% due 05/04/17†	26,000,000	25,984,551
0.681% due 05/11/17†	15,000,000	14,988,679
0.636% due 05/18/17	13,000,000	12,988,300
0.706% due 05/25/17	4,000,000	3,995,927
0.696% due 06/08/17†	22,000,000	21,971,363
0.719% due 06/15/17†	12,000,000	11,982,724
0.752% due 06/22/17†	25,000,000	24,958,890
0.758% due 06/29/17	13,000,000	12,976,437
0.756% due 07/13/17†	20,000,000	19,957,076

Total short-term U.S. government and agency obligations (cost $304,778,830)		$304,774,494

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/07/17	62,503,900	$66,687,685	$(317,659)
Euro with UBS AG	04/07/17	44,556,300	47,538,738	(454,854)

				$(772,513)

Contracts to Sell
Euro with Goldman Sachs International	04/07/17	(337,564,325)	$(360,159,662)	$(3,827,140)
Euro with UBS AG	04/07/17	(326,405,600)	(348,254,012)	(3,298,373)

				$(7,125,513)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$384,744	$261,439

Expenses
Management fee	743,765	1,066,392

Total expenses	743,765	1,066,392

Net investment income (loss)	(359,021)	(804,953)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	15,679,619	(28,914,132)
Short-term U.S. government and agency obligations	(1,625)	(7,912)

Net realized gain (loss)	15,677,994	(28,922,044)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(24,060,957)	(12,202,398)
Short-term U.S. government and agency obligations	(6,557)	93,274

Change in net unrealized appreciation/depreciation	(24,067,514)	(12,109,124)

Net realized and unrealized gain (loss)	(8,389,520)	(41,031,168)

Net income (loss)	$(8,748,541)	$(41,836,121)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$349,392,650

Addition of 300,000 shares	8,005,313
Redemption of 1,950,000 shares	(51,467,790)

Net addition (redemption) of (1,650,000) shares	(43,462,477)

Net investment income (loss)	(359,021)
Net realized gain (loss)	15,677,994
Change in net unrealized appreciation/depreciation	(24,067,514)

Net income (loss)	(8,748,541)

Shareholders’ equity, at March 31, 2017	$297,181,632

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(8,748,541)	$(41,836,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(502,532,256)	(457,470,451)
Proceeds from sales or maturities of short-term U.S government and agency obligations	535,510,111	564,017,239
Net amortization and accretion on short-term U.S government and agency obligations	(384,744)	(261,440)
Net realized gain (loss) on investments	1,625	7,912
Change in unrealized appreciation/depreciation on investments	24,067,514	12,109,124
Increase (Decrease) in payable to Sponsor	(42,615)	(80,213)

Net cash provided by (used in) operating activities	47,871,094	76,486,050

Cash flow from financing activities
Proceeds from addition of shares	8,005,313	5,936,565
Payment on shares redeemed	(58,239,262)	(92,566,673)

Net cash provided by (used in) financing activities	(50,233,949)	(86,630,108)

Net increase (decrease) in cash	(2,362,855)	(10,144,058)
Cash, beginning of period	2,916,502	10,372,583

Cash, end of period	$553,647	$228,525

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,160,481	$3,166,988
Short-term U.S. government and agency obligations (Note 3) (cost $233,824,069 and $257,103,135, respectively)	233,816,362	257,102,313
Unrealized appreciation on foreign currency forward contracts	2,017,763	16,870,357

Total assets	236,994,606	277,139,658

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,656,190	—
Payable to Sponsor	198,778	232,491
Unrealized depreciation on foreign currency forward contracts	11,907,790	125,420

Total liabilities	15,762,758	357,911

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	221,231,848	276,781,747

Total liabilities and shareholders’ equity	$236,994,606	$277,139,658

Shares outstanding	3,049,290	3,449,290

Net asset value per share	$72.55	$80.24

Market value per share (Note 2)	$72.50	$80.25

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (106% of shareholders’ equity)
U.S. Treasury Bills^^:
0.497% due 04/06/17†	$43,000,000	$42,998,065
0.470% due 04/20/17†	59,000,000	58,979,663
0.506% due 04/27/17†	27,000,000	26,986,859
0.581% due 05/04/17†	20,000,000	19,988,116
0.681% due 05/11/17†	13,000,000	12,990,189
0.696% due 06/08/17†	28,000,000	27,963,552
0.758% due 06/29/17	15,000,000	14,972,813
0.758% due 07/13/17	25,000,000	24,946,345
0.749% due 07/20/17	4,000,000	3,990,760

Total short-term U.S. government and agency obligations (cost $233,824,069)		$233,816,362

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/07/17	9,230,888,600	$82,910,614	$1,768,534
Yen with UBS AG	04/07/17	5,365,757,400	48,194,519	249,229

				$2,017,763

Contracts to Sell

Yen with Goldman Sachs International	04/07/17	(36,985,173,400)	$(332,195,909)	$(6,937,341)
Yen with UBS AG	04/07/17	(26,906,211,700)	(241,668,016)	(4,970,449)

				$(11,907,790)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$323,279	$68,348

Expenses
Management fee	635,023	469,145

Total expenses	635,023	469,145

Net investment income (loss)	(311,744)	(400,797)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(271,234)	(37,616,676)
Short-term U.S. government and agency obligations	(1,420)	(6,135)

Net realized gain (loss)	(272,654)	(37,622,811)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(26,634,964)	8,912,168
Short-term U.S. government and agency obligations	(6,885)	33,188

Change in net unrealized appreciation/depreciation	(26,641,849)	8,945,356

Net realized and unrealized gain (loss)	(26,914,503)	(28,677,455)

Net income (loss)	$(27,226,247)	$(29,078,252)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$276,781,747

Addition of 750,000 shares	58,094,887
Redemption of 1,150,000 shares	(86,418,539)

Net addition (redemption) of (400,000) shares	(28,323,652)

Net investment income (loss)	(311,744)
Net realized gain (loss)	(272,654)
Change in net unrealized appreciation/depreciation	(26,641,849)

Net income (loss)	(27,226,247)

Shareholders’ equity, at March 31, 2017	$221,231,848

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(27,226,247)	$(29,078,252)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(484,578,984)	(182,386,068)
Proceeds from sales or maturities of short-term U.S government and agency obligations	508,179,909	263,096,137
Net amortization and accretion on short-term U.S government and agency obligations	(323,279)	(68,349)
Net realized gain (loss) on investments	1,420	6,135
Change in unrealized appreciation/depreciation on investments	26,641,849	(8,945,356)
Increase (Decrease) in payable to Sponsor	(33,713)	(69,403)

Net cash provided by (used in) operating activities	22,660,955	42,554,844

Cash flow from financing activities
Proceeds from addition of shares	58,094,887	3,910,497
Payment on shares redeemed	(82,762,349)	(45,072,219)

Net cash provided by (used in) financing activities	(24,667,462)	(41,161,722)

Net increase (decrease) in cash	(2,006,507)	1,393,122
Cash, beginning of period	3,166,988	276,968

Cash, end of period	$1,160,481	$1,670,090

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$4,457,335	$1,401,555
Segregated cash balances with brokers for futures contracts	20,792,420	20,609,600
Short-term U.S. government and agency obligations (Note 3) (cost $950,045,989 and $885,046,303, respectively)	950,050,760	885,050,007
Unrealized appreciation on swap agreements	—	55,358,571
Receivable on open futures contracts	1,897,768	—

Total assets	977,198,283	962,419,733

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	19,827,786	25,879,004
Payable on open futures contracts	—	1,993,438
Brokerage commissions and fees payable	—	2,332
Payable to Sponsor	650,128	813,099
Unrealized depreciation on swap agreements	73,028,088	—

Total liabilities	93,506,002	28,687,873

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	883,692,281	933,731,860

Total liabilities and shareholders’ equity	$977,198,283	$962,419,733

Shares outstanding	46,611,317	40,013,933

Net asset value per share	$18.96	$23.34

Market value per share (Note 2)	$19.02	$23.36

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (108% of shareholders’ equity)
U.S. Treasury Bills^^:
0.512% due 04/06/17†	$132,000,000	$131,994,060
0.482% due 04/20/17†	110,000,000	109,962,083
0.647% due 04/27/17†	116,000,000	115,943,543
0.581% due 05/04/17†	12,000,000	11,992,870
0.681% due 05/11/17†	60,000,000	59,954,718
0.641% due 05/18/17†	27,000,000	26,975,700
0.719% due 05/25/17†	49,000,000	48,950,103
0.705% due 06/08/17†	195,000,000	194,746,169
0.719% due 06/15/17†	65,000,000	64,906,419
0.752% due 06/22/17†	30,000,000	29,950,668
0.757% due 06/29/17	47,000,000	46,914,812
0.741% due 07/06/17	6,000,000	5,988,172
0.757% due 07/13/17†	55,000,000	54,881,959
0.749% due 07/20/17	34,000,000	33,921,460
0.754% due 07/27/17	13,000,000	12,968,024

Total short-term U.S. government and agency obligations (cost $950,045,989)		$950,050,760

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires May 2017	6,518	$329,810,800	$(13,941,483)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	04/07/17	$519,328,658	$(23,054,244)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/17	345,653,639	(18,662,165)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/17	194,947,646	(12,017,382)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/17	377,419,060	(19,294,297)

				$(73,028,088)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $20,792,420 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2017, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$1,044,411	$451,064

Expenses
Management fee	1,961,599	1,812,678
Brokerage commissions and fees	37,317	164,313

Total expenses	1,998,916	1,976,991

Net investment income (loss)	(954,505)	(1,525,927)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,694,318)	(106,357,669)
Swap agreements	2,282,231	(146,978,331)
Short-term U.S. government and agency obligations	(5,011)	(28,659)

Net realized gain (loss)	(417,098)	(253,364,659)

Change in net unrealized appreciation/depreciation on
Futures contracts	(19,478,648)	73,775,869
Swap agreements	(128,386,659)	21,353,674
Short-term U.S. government and agency obligations	1,067	133,012

Change in net unrealized appreciation/depreciation	(147,864,240)	95,262,555

Net realized and unrealized gain (loss)	(148,281,338)	(158,102,104)

Net income (loss)	$(149,235,843)	$(159,628,031)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$933,731,860

Addition of 21,700,000 shares	428,942,155
Redemption of 15,102,616 shares	(329,745,891)

Net addition (redemption) of 6,597,384 shares	99,196,264

Net investment income (loss)	(954,505)
Net realized gain (loss)	(417,098)
Change in net unrealized appreciation/depreciation	(147,864,240)

Net income (loss)	(149,235,843)

Shareholders’ equity, at March 31, 2017	$883,692,281

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(149,235,843)	$(159,628,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(182,820)	6,369,110
Decrease (Increase) in segregated cash balances with brokers for swap agreements	—	(2,000)
Purchases of short-term U.S. government and agency obligations	(1,408,298,554)	(1,045,075,237)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,344,338,268	1,044,988,214
Net amortization and accretion on short-term U.S government and agency obligations	(1,044,411)	(451,064)
Net realized gain (loss) on investments	5,011	28,659
Change in unrealized appreciation/depreciation on investments	128,385,592	(21,486,686)
Decrease (Increase) in receivable on futures contracts	(1,897,768)	3,577,559
Increase (Decrease) in payable to Sponsor	(162,971)	68,951
Increase (Decrease) in brokerage commissions and fees payable	(2,332)	2,818
Increase (Decrease) in payable on futures contracts	(1,993,438)	—

Net cash provided by (used in) operating activities	(90,089,266)	(171,607,707)

Cash flow from financing activities
Proceeds from addition of shares	428,942,155	413,322,770
Payment on shares redeemed	(335,797,109)	(241,676,909)

Net cash provided by (used in) financing activities	93,145,046	171,645,861

Net increase (decrease) in cash	3,055,780	38,154
Cash, beginning of period	1,401,555	4,008,379

Cash, end of period	$4,457,335	$4,046,533

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF FINANCIAL CONDITION

March 31, 2017 (unaudited)
Assets
Cash	$4,670,050
Segregated cash balances with brokers for futures contracts	1,106,933
Receivable on open futures contracts	72,963
Offering costs (Note 5)	145,554
Limitation by Sponsor	1,901

Total assets	5,997,401

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	148,400

Total liabilities	148,400

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,849,001

Total liabilities and shareholders’ equity	$5,997,401

Shares outstanding	200,008

Net asset value per share	$29.24

Market value per share (Note 2)	$29.42

*	Since the Fund’s inception date was January 13, 2017, the Statement of Financial Condition as of December 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires May 2017	347	$17,558,200	$850,582

††	Cash collateral in the amount of $1,106,933 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF OPERATIONS

(unaudited)

January 13, 2017 (Inception) through March 31, 2017
Expenses
Brokerage commissions and fees	$873
Offering costs	2,846
Limitation by Sponsor	(1,901)

Total expenses	1,818

Net investment income (loss)	(1,818)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(959)

Net realized gain (loss)	(959)

Change in net unrealized appreciation/depreciation on
Futures contracts	850,582

Change in net unrealized appreciation/depreciation	850,582

Net realized and unrealized gain (loss)	849,623

Net income (loss)	$847,805

*	Since the Fund’s inception date was January 13, 2017, the Statement of Operations for the three months ended March 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 13, 2017 (INCEPTION) TO MARCH 31, 2017

(unaudited)

Shareholders’ equity, at January 13, 2017 (Inception)	$—

Addition of 200,008 shares	5,001,196

Net addition (redemption) of 200,008 shares	5,001,196

Net investment income (loss)	(1,818)
Net realized gain (loss)	(959)
Change in net unrealized appreciation/depreciation	850,582

Net income (loss)	847,805

Shareholders’ equity, at March 31, 2017	$5,849,001

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF CASH FLOWS

(unaudited)

January 13, 2017 (Inception) through March 31, 2017
Cash flow from operating activities
Net income (loss)	$847,805
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,106,933)
Decrease (Increase) in receivable on futures contracts	(72,963)
Decrease (Increase) in Limitation by Sponsor	(1,901)
Change in offering cost	(145,554)
Increase (Decrease) in payable for offering costs	148,400

Net cash provided by (used in) operating activities	(331,146)

Cash flow from financing activities
Proceeds from addition of shares	5,001,196

Net cash provided by (used in) financing activities	5,001,196

Net increase (decrease) in cash	4,670,050
Cash, beginning of period	—

Cash, end of period	$4,670,050

*	Since the Fund’s inception date was January 13, 2017, the Statement of Cash Flows for the three months ended March 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,642,076	$971,442
Segregated cash balances with brokers for futures contracts	7,153,520	7,612,770
Short-term U.S. government and agency obligations (Note 3) (cost $40,944,985 and $36,183,384, respectively)	40,945,742	36,183,648

Total assets	49,741,338	44,767,860

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,518,306	—
Payable on open futures contracts	27,184	1,528,005
Brokerage commissions and fees payable	—	433
Payable to Sponsor	40,995	36,036

Total liabilities	2,586,485	1,564,474

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	47,154,853	43,203,386

Total liabilities and shareholders’ equity	$49,741,338	$44,767,860

Shares outstanding	3,842,169	2,292,169

Net asset value per share	$12.27	$18.85

Market value per share (Note 2)	$12.27	$18.96

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (87% of shareholders’ equity)
U.S. Treasury Bills^^:
0.468% due 04/20/17	$2,000,000	$1,999,311
0.505% due 04/27/17	4,000,000	3,998,053
0.581% due 05/04/17	6,000,000	5,996,435
0.717% due 05/25/17	1,000,000	998,982
0.696% due 06/08/17	2,000,000	1,997,397
0.755% due 06/22/17	16,000,000	15,973,689
0.758% due 06/29/17	10,000,000	9,981,875

Total short-term U.S. government and agency obligations (cost $40,944,985)		$40,945,742

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires May 2017	2,956	$94,296,400	$3,437,144

^^	Rates shown represents discount rate at the time of the purchase.
††	Cash collateral in the amount of $7,153,520 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$44,039	$11,732

Expenses
Management fee	108,892	68,744
Brokerage commissions and fees	21,654	31,749

Total expenses	130,546	100,493

Net investment income (loss)	(86,507)	(88,761)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,377,716)	(5,857,221)
Short-term U.S. government and agency obligations	(419)	(1,498)

Net realized gain (loss)	(14,378,135)	(5,858,719)

Change in net unrealized appreciation/depreciation on
Futures contracts	900,424	(7,197,145)
Short-term U.S. government and agency obligations	493	2,199

Change in net unrealized appreciation/depreciation	900,917	(7,194,946)

Net realized and unrealized gain (loss)	(13,477,218)	(13,053,665)

Net income (loss)	$(13,563,725)	$(13,142,426)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$43,203,386

Addition of 2,750,000 shares	32,218,707
Redemption of 1,200,000 shares	(14,703,515)

Net addition (redemption) of 1,550,000 shares	17,515,192

Net investment income (loss)	(86,507)
Net realized gain (loss)	(14,378,135)
Change in net unrealized appreciation/depreciation	900,917

Net income (loss)	(13,563,725)

Shareholders’ equity, at March 31, 2017	$47,154,853

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(13,563,725)	$(13,142,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	459,250	1,811,700
Purchases of short-term U.S. government and agency obligations	(72,915,545)	(29,493,479)
Proceeds from sales or maturities of short-term U.S government and agency obligations	68,197,564	31,630,943
Net amortization and accretion on short-term U.S government and agency obligations	(44,039)	(11,732)
Net realized gain (loss) on investments	419	1,498
Change in unrealized appreciation/depreciation on investments	(493)	(2,199)
Decrease (Increase) in receivable on futures contracts	—	3,065,769
Increase (Decrease) in payable to Sponsor	4,959	(1,535)
Increase (Decrease) in brokerage commissions and fees payable	(433)	350
Increase (Decrease) in payable on futures contracts	(1,500,821)	899,028

Net cash provided by (used in) operating activities	(19,362,864)	(5,242,083)

Cash flow from financing activities
Proceeds from addition of shares	32,218,707	10,167,811
Payment on shares redeemed	(12,185,209)	(5,036,082)

Net cash provided by (used in) financing activities	20,033,498	5,131,729

Net increase (decrease) in cash	670,634	(110,354)
Cash, beginning of period	971,442	1,411,137

Cash, end of period	$1,642,076	$1,300,783

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,025,963	$1,262,351
Segregated cash balances with brokers for futures contracts	9,240	13,200
Short-term U.S. government and agency obligations (Note 3) (cost $94,854,390 and $95,356,703, respectively)	94,854,485	95,356,621
Unrealized appreciation on forward agreements	1,941,550	—
Receivable on open futures contracts	1,960	—

Total assets	97,833,198	96,632,172

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,280
Payable to Sponsor	79,556	72,585
Unrealized depreciation on forward agreements	—	4,431,107

Total liabilities	79,556	4,504,972

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	97,753,642	92,127,200

Total liabilities and shareholders’ equity	$97,833,198	$96,632,172

Shares outstanding	2,550,000	2,800,000

Net asset value per share	$38.33	$32.90

Market value per share (Note 2)	$38.45	$33.20

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills^^:
0.511% due 04/06/17†	$5,000,000	$4,999,775
0.468% due 04/20/17†	21,000,000	20,992,762
0.752% due 06/22/17†	20,000,000	19,967,112
0.757% due 07/13/17†	49,000,000	48,894,836

Total short-term U.S. government and agency obligations (cost $94,854,390)		$94,854,485

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires June 2017	2	$250,240	$8,740

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	1.40%	04/07/17	$57,300	$71,343,657	$772,797
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	1.57	04/07/17	37,420	46,590,894	455,269
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	1.57	04/07/17	24,000	29,881,920	306,128
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	1.46	04/07/17	38,100	47,437,167	407,356

					$1,941,550

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $9,240 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2017 on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$121,475	$46,386

Expenses
Management fee	242,441	198,822
Brokerage commissions and fees	19	17

Total expenses	242,460	198,839

Net investment income (loss)	(120,985)	(152,453)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(9,101)	36,560
Forward agreements	9,456,591	25,947,056
Short-term U.S. government and agency obligations	(105)	(74)

Net realized gain (loss)	9,447,385	25,983,542

Change in net unrealized appreciation/depreciation on
Futures contracts	27,700	(1,680)
Forward agreements	6,372,657	(2,917,052)
Short-term U.S. government and agency obligations	177	11,326

Change in net unrealized appreciation/depreciation	6,400,534	(2,907,406)

Net realized and unrealized gain (loss)	15,847,919	23,076,136

Net income (loss)	$15,726,934	$22,923,683

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$92,127,200

Addition of 300,000 shares	10,610,305
Redemption of 550,000 shares	(20,710,797)

Net addition (redemption) of (250,000) shares	(10,100,492)

Net investment income (loss)	(120,985)
Net realized gain (loss)	9,447,385
Change in net unrealized appreciation/depreciation	6,400,534

Net income (loss)	15,726,934

Shareholders’ equity, at March 31, 2017	$97,753,642

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$15,726,934	$22,923,683
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,960	(1,650)
Purchases of short-term U.S. government and agency obligations	(188,779,641)	(96,073,781)
Proceeds from sales or maturities of short-term U.S government and agency obligations	189,403,317	75,813,416
Net amortization and accretion on short-term U.S government and agency obligations	(121,468)	(46,386)
Net realized gain (loss) on investments	105	74
Change in unrealized appreciation/depreciation on investments	(6,372,834)	2,905,726
Decrease (Increase) in receivable on futures contracts	(1,960)	(1,400)
Increase (Decrease) in payable to Sponsor	6,971	18,718
Increase (Decrease) in payable on futures contracts	(1,280)	80

Net cash provided by (used in) operating activities	9,864,104	5,538,480

Cash flow from financing activities
Proceeds from addition of shares	10,610,305	4,103,970
Payment on shares redeemed	(20,710,797)	(5,167,913)

Net cash provided by (used in) financing activities	(10,100,492)	(1,063,943)

Net increase (decrease) in cash	(236,388)	4,474,537
Cash, beginning of period	1,262,351	251,524

Cash, end of period	$1,025,963	$4,726,061

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$659,404	$1,664,601
Segregated cash balances with brokers for futures contracts	12,650	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $299,658,192 and $295,296,440, respectively)	299,656,699	295,300,799
Unrealized appreciation on forward agreements	6,275,694	—
Receivable on open futures contracts	40	—

Total assets	306,604,487	296,979,700

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	2,290
Payable to Sponsor	238,132	221,281
Unrealized depreciation on forward agreements	—	20,976,189

Total liabilities	238,132	21,199,760

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	306,366,355	275,779,940

Total liabilities and shareholders’ equity	$306,604,487	$296,979,700

Shares outstanding	7,546,526	8,246,526

Net asset value per share	$40.60	$33.44

Market value per share (Note 2)	$41.23	$32.09

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills^^:
0.512% due 04/06/17†	$52,000,000	$51,997,660
0.468% due 04/20/17†	2,000,000	1,999,311
0.506% due 04/27/17†	64,000,000	63,968,851
0.581% due 05/04/17†	9,000,000	8,994,652
0.681% due 05/11/17†	20,000,000	19,984,906
0.696% due 06/08/17†	3,000,000	2,996,095
0.719% due 06/15/17†	19,000,000	18,972,646
0.752% due 06/22/17†	30,000,000	29,950,668
0.758% due 06/29/17	26,000,000	25,952,875
0.757% due 07/13/17†	75,000,000	74,839,035

Total short-term U.S. government and agency obligations (cost $299,658,192)		$299,656,699

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2017	2	$182,560	$2,360

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	1.45%	04/07/17	$12,633,000	$228,197,459	$2,110,077
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	1.71	04/07/17	8,533,800	154,152,856	1,743,273
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.73	04/07/17	4,484,000	80,998,528	1,035,060
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	1.77	04/07/17	8,259,000	149,190,576	1,387,284

					$6,275,694

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $12,650 was pledged to cover margin requirements for open futures contracts as of March 31, 2017.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$365,340	$121,610

Expenses
Management fee	707,554	580,470
Brokerage commissions and fees	10	10

Total expenses	707,564	580,480

Net investment income (loss)	(342,224)	(458,870)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,800)	19,200
Forward agreements	30,209,688	34,095,244
Short-term U.S. government and agency obligations	101	(580)

Net realized gain (loss)	30,201,989	34,113,864

Change in net unrealized appreciation/depreciation on
Futures contracts	29,720	6,419
Forward agreements	27,251,883	11,404,712
Short-term U.S. government and agency obligations	(5,852)	53,007

Change in net unrealized appreciation/depreciation	27,275,751	11,464,138

Net realized and unrealized gain (loss)	57,477,740	45,578,002

Net income (loss)	$57,135,516	$45,119,132

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$275,779,940

Redemption of 700,000 shares	(26,549,101)

Net addition (redemption) of (700,000) shares	(26,549,101)

Net investment income (loss)	(342,224)
Net realized gain (loss)	30,201,989
Change in net unrealized appreciation/depreciation	27,275,751

Net income (loss)	57,135,516

Shareholders’ equity, at March 31, 2017	$306,366,355

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$57,135,516	$45,119,132
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,650	5,720
Decrease (Increase) in segregated cash balances with brokers for forward agreements	—	(2,282,000)
Purchases of short-term U.S. government and agency obligations	(512,387,609)	(311,185,299)
Proceeds from sales or maturities of short-term U.S government and agency obligations	508,391,289	275,682,212
Net amortization and accretion on short-term U.S government and agency obligations	(365,331)	(121,622)
Net realized gain (loss) on investments	(101)	580
Change in unrealized appreciation/depreciation on investments	(27,246,031)	(11,457,719)
Decrease (Increase) in receivable on futures contracts	(40)	(1,920)
Increase (Decrease) in payable to Sponsor	16,851	31,465
Increase (Decrease) in payable on futures contracts	(2,290)	(1,875)

Net cash provided by (used in) operating activities	25,543,904	(4,211,326)

Cash flow from financing activities
Proceeds from addition of shares	—	21,276,467
Payment on shares redeemed	(26,549,101)	(14,566,823)

Net cash provided by (used in) financing activities	(26,549,101)	6,709,644

Net increase (decrease) in cash	(1,005,197)	2,498,318
Cash, beginning of period	1,664,601	243,900

Cash, end of period	$659,404	$2,742,218

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$249,576	$606,393
Short-term U.S. government and agency obligations (Note 3) (cost $12,973,495 and $11,891,729, respectively)	12,973,788	11,891,831
Unrealized appreciation on foreign currency forward contracts	320,318	2,548
Receivable from capital shares sold	712,206	—

Total assets	14,255,888	12,500,772

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	11,366	9,629
Unrealized depreciation on foreign currency forward contracts	—	576,558

Total liabilities	11,366	586,187

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,244,522	11,914,585

Total liabilities and shareholders’ equity	$14,255,888	$12,500,772

Shares outstanding	1,000,000	850,000

Net asset value per share	$14.24	$14.02

Market value per share (Note 2)	$14.27	$14.09

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (91% of shareholders’ equity)
U.S. Treasury Bills^^:
0.733% due 06/08/17†	$2,000,000	$1,997,396
0.756% due 07/13/17	11,000,000	10,976,392

Total short-term U.S. government and agency obligations (cost $12,973,495)		$12,973,788

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/07/17	13,386,225	$14,282,251	$152,837
Euro with UBS AG	04/07/17	15,651,800	16,699,475	148,872

				$301,709

Contracts to Sell
Euro with Goldman Sachs International	04/07/17	(544,600)	$(581,054)	$881
Euro with UBS AG	04/07/17	(1,789,700)	(1,909,496)	17,728

				$18,609

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$14,780	$4,963

Expenses
Management fee	30,067	25,706

Total expenses	30,067	25,706

Net investment income (loss)	(15,287)	(20,743)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(628,668)	504,670
Short-term U.S. government and agency obligations	—	(70)

Net realized gain (loss)	(628,668)	504,600

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	894,328	389,442
Short-term U.S. government and agency obligations	191	2,508

Change in net unrealized appreciation/depreciation	894,519	391,950

Net realized and unrealized gain (loss)	265,851	896,550

Net income (loss)	$250,564	$875,807

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$11,914,585

Addition of 200,000 shares	2,808,173
Redemption of 50,000 shares	(728,800)

Net addition (redemption) of 150,000 shares	2,079,373

Net investment income (loss)	(15,287)
Net realized gain (loss)	(628,668)
Change in net unrealized appreciation/depreciation	894,519

Net income (loss)	250,564

Shareholders’ equity, at March 31, 2017	$14,244,522

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$250,564	$875,807
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(15,867,986)	(17,943,173)
Proceeds from sales or maturities of short-term U.S government and agency obligations	14,801,000	19,781,084
Net amortization and accretion on short-term U.S government and agency obligations	(14,780)	(4,963)
Net realized gain (loss) on investments	—	70
Change in unrealized appreciation/depreciation on investments	(894,519)	(391,950)
Increase (Decrease) in payable to Sponsor	1,737	(1,574)

Net cash provided by (used in) operating activities	(1,723,984)	2,315,301

Cash flow from financing activities
Proceeds from addition of shares	2,095,967	—
Payment on shares redeemed	(728,800)	(2,341,477)

Net cash provided by (used in) financing activities	1,367,167	(2,341,477)

Net increase (decrease) in cash	(356,817)	(26,176)
Cash, beginning of period	606,393	227,310

Cash, end of period	$249,576	$201,134

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$3,652,817	$604,691
Segregated cash balances with brokers for foreign currency forward contracts	145,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $1,999,314 and $5,283,104, respectively)	1,999,027	5,282,879
Unrealized appreciation on foreign currency forward contracts	255,628	379

Total assets	6,052,472	5,887,949

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,749	4,537
Unrealized depreciation on foreign currency forward contracts	8,000	342,455

Total liabilities	12,749	346,992

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,039,723	5,540,957

Total liabilities and shareholders’ equity	$6,052,472	$5,887,949

Shares outstanding	99,970	99,970

Net asset value per share	$60.42	$55.43

Market value per share (Note 2)	$60.19	$55.52

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (33% of shareholders’ equity)
U.S. Treasury Bills^^:
0.475% due 04/27/17†	$2,000,000	$1,999,027

Total short-term U.S. government and agency obligations (cost $1,999,314)		$1,999,027

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/07/17	811,211,000	$7,286,189	$154,740
Yen with UBS AG	04/07/17	590,611,100	5,304,790	100,888

				$255,628

Contracts to Sell
Yen with Goldman Sachs International	04/07/17	(50,141,700)	$(450,366)	$(6,107)
Yen with UBS AG	04/07/17	(7,017,600)	(63,031)	(1,893)

				$(8,000)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest	$4,310	$2,894

Expenses
Management fee	13,643	14,000

Total expenses	13,643	14,000

Net investment income (loss)	(9,333)	(11,106)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(81,511)	832,221
Short-term U.S. government and agency obligations	(32)	—

Net realized gain (loss)	(81,543)	832,221

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	589,704	(101,109)
Short-term U.S. government and agency obligations	(62)	352

Change in net unrealized appreciation/depreciation	589,642	(100,757)

Net realized and unrealized gain (loss)	508,099	731,464

Net income (loss)	$498,766	$720,358

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$5,540,957

Net investment income (loss)	(9,333)
Net realized gain (loss)	(81,543)
Change in net unrealized appreciation/depreciation	589,642

Net income (loss)	498,766

Shareholders’ equity, at March 31, 2017	$6,039,723

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$498,766	$720,358
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(145,000)	—
Purchases of short-term U.S. government and agency obligations	(4,996,716)	(9,570,863)
Proceeds from sales or maturities of short-term U.S government and agency obligations	8,284,784	9,220,000
Net amortization and accretion on short-term U.S government and agency obligations	(4,310)	(2,894)
Net realized gain (loss) on investments	32	—
Change in unrealized appreciation/depreciation on investments	(589,642)	100,757
Increase (Decrease) in payable to Sponsor	212	631

Net cash provided by (used in) operating activities	3,048,126	467,989

Cash flow from financing activities
Payment on shares redeemed	—	(199)

Net cash provided by (used in) financing activities	—	(199)

Net increase (decrease) in cash	3,048,126	467,790
Cash, beginning of period	604,691	147,371

Cash, end of period	$3,652,817	$615,161

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash	$48,190,802	$39,482,473
Segregated cash balances with brokers for futures contracts	368,347,481	180,212,984
Segregated cash balances with brokers for forward agreements	738,500	—
Segregated cash balances with brokers for foreign currency forward contracts	145,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $2,884,957,202 and $3,038,837,465, respectively)	2,884,915,254	3,038,848,441
Unrealized appreciation on swap agreements	22,477,882	55,358,571
Unrealized appreciation on forward agreements	8,217,244	4,417,812
Unrealized appreciation on foreign currency forward contracts	2,593,709	33,392,354
Receivable from capital shares sold	7,408,371	—
Receivable on open futures contracts	29,197,448	41,862,862
Offering costs (Note 5)	291,108	—
Limitation by Sponsor	3,868	—

Total assets	3,372,526,667	3,393,575,497

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	69,581,987	71,525,035
Payable on open futures contracts	4,225,175	3,972,621
Brokerage commissions and fees payable	—	2,909
Payable to Sponsor	2,453,016	2,722,696
Payable for offering costs	296,800	—
Unrealized depreciation on swap agreements	73,028,088	12,206,881
Unrealized depreciation on forward agreements	1,618,219	25,407,296
Unrealized depreciation on foreign currency forward contracts	19,813,816	1,400,572

Total liabilities	171,017,101	117,238,010

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,201,509,566	3,276,337,487

Total liabilities and shareholders’ equity	$3,372,526,667	$3,393,575,497

Shares outstanding	121,227,621	102,788,942

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016**
Investment Income
Interest	$3,596,560	$1,810,237

Expenses
Management fee	7,270,884	7,893,721
Brokerage commissions and fees	1,401,400	1,564,121
Offering costs	5,692	—
Limitation by Sponsor	(3,868)	—

Total expenses	8,674,108	9,457,842

Net investment income (loss)	(5,077,548)	(7,647,605)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(352,254,277)	(156,804,469)
Swap agreements	(1,401,149)	(148,832,027)
Forward agreements	31,921,128	35,331,079
Foreign currency forward contracts	14,698,206	(65,193,917)
Short-term U.S. government and agency obligations	(37,972)	(119,774)

Net realized gain (loss)	(307,074,064)	(335,619,108)

Change in net unrealized appreciation/depreciation on
Futures contracts	(25,038,772)	(138,735,060)
Swap agreements	(93,701,896)	22,038,186
Forward agreements	27,588,509	4,173,231
Foreign currency forward contracts	(49,211,889)	(3,001,897)
Short-term U.S. government and agency obligations	(52,924)	620,582

Change in net unrealized appreciation/depreciation	(140,416,972)	(114,904,958)

Net realized and unrealized gain (loss)	(447,491,036)	(450,524,066)

Net income (loss)	$(452,568,584)	$(458,171,671)

**	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, ProShares Ultra Commodity Fund and ProShares UltraShort Commodity Fund through September 1, 2016 (dates of liquidation). See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$3,276,337,487

Addition of 63,540,016 shares	2,021,127,900
Redemption of 45,101,337 shares	(1,643,387,237)

Net addition (redemption) of 18,438,679 shares	377,740,663

Net investment income (loss)	(5,077,548)
Net realized gain (loss)	(307,074,064)
Change in net unrealized appreciation/depreciation	(140,416,972)

Net income (loss)	(452,568,584)

Shareholders’ equity, at March 31, 2017	$3,201,509,566

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016**
Cash flow from operating activities
Net income (loss)	$(452,568,584)	$(458,171,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(188,134,497)	(12,627,558)
Decrease (Increase) in segregated cash balances with brokers for swap agreements	—	(664,000)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(738,500)	(2,282,000)
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(145,000)	—
Purchases of short-term U.S. government and agency obligations	(5,453,130,656)	(4,733,869,345)
Proceeds from sales or maturities of short-term U.S government and agency obligations	5,610,569,479	4,573,717,680
Net amortization and accretion on short-term U.S government and agency obligations	(3,596,532)	(1,808,150)
Net realized gain (loss) on investments	37,972	119,774
Change in unrealized appreciation/depreciation on investments	115,378,200	(23,830,102)
Decrease (Increase) in receivable on futures contracts	12,665,414	24,353,316
Decrease (Increase) in Limitation by Sponsor	(3,868)	—
Change in offering cost	(291,108)	—
Increase (Decrease) in payable to Sponsor	(269,680)	28,256
Increase (Decrease) in brokerage commissions and fees payable	(2,909)	3,248
Increase (Decrease) in payable on futures contracts	252,554	1,371,084
Increase (Decrease) in payable for offering costs	296,800	—

Net cash provided by (used in) operating activities	(359,680,915)	(633,659,468)

Cash flow from financing activities
Proceeds from addition of shares	2,013,719,529	3,045,812,728
Payment on shares redeemed	(1,645,330,285)	(2,424,388,447)

Net cash provided by (used in) financing activities	368,389,244	621,424,281

Net increase (decrease) in cash	8,708,329	(12,235,187)
Cash, beginning of period	39,482,599	48,049,225

Cash, end of period	$48,190,928	$35,814,038

**	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, ProShares Ultra Commodity Fund and ProShares UltraShort Commodity Fund through September 1, 2016 (dates of liquidation). See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2017, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2016 and during three months ended March 31, 2017. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares UltraShort Bloomberg Natural Gas	July 20, 2016	3-for-1 Share split	July 25, 2016
ProShares VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016
ProShares Ultra VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016
ProShares UltraShort Bloomberg Crude Oil	January 11, 2017	2-for-1 Share split	January 12, 2017
ProShares Ultra Bloomberg Crude Oil	January 11, 2017	1-for-2 reverse Share split	January 12, 2017
ProShares Ultra VIX Short-Term Futures ETF	January 11, 2017	1-for-5 reverse Share split	January 12, 2017

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments,

consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2017, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2017 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	March 31, 2017
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	March 31, 2017
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	March 31, 2017
UltraPro 3x Short Crude Oil ETF
UltraPro 3x Crude Oil ETF
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31, 2017
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	March 31, 2017
Short Euro	3:00 p.m.	4:00 p.m.	March 31, 2017
UltraShort Euro, Ultra Euro
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	March 31, 2017
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 31, 2017
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 31, 2017

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2017.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2017.

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

The following table summarizes the valuation of investments at March 31, 2017 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$120,745,955	$(7,325,460)	$—	$—	$—	$113,420,495
VIX Mid-Term Futures ETF	24,969,025	(4,552,380)	—	—	—	20,416,645
Short VIX Short-Term Futures ETF	359,574,827	18,851,363	—	—	—	378,426,190
Ultra VIX Short-Term Futures ETF	186,814,615	(36,565,892)	—	—	—	150,248,723
UltraShort Bloomberg Crude Oil	176,833,352	3,828,256	—	—	22,477,882	203,139,490
UltraPro 3X Short Crude Oil ETF	—	(661,506)	—	—	—	(661,506)
UltraShort Bloomberg Natural Gas	4,995,406	(1,147,785)	—	—	—	3,847,621
UltraShort Gold	34,953,973	(8,760)	(1,149,376)	—	—	33,795,837
UltraShort Silver	13,976,290	(2,410)	(468,843)	—	—	13,505,037
Short Euro	10,989,510	(119,763)	—	—	—	10,869,747
UltraShort Australian Dollar	11,990,944	(250,274)	—	—	—	11,740,670
UltraShort Euro	304,774,494	—	—	(7,898,026)	—	296,876,468
UltraShort Yen	233,816,362	—	—	(9,890,027)	—	223,926,335
Ultra Bloomberg Crude Oil	950,050,760	(13,941,483)	—	—	(73,028,088)	863,081,189
UltraPro 3X Crude Oil ETF	—	850,582	—	—	—	850,582
Ultra Bloomberg Natural Gas	40,945,742	3,437,144	—	—	—	44,382,886
Ultra Gold	94,854,485	8,740	1,941,550	—	—	96,804,775
Ultra Silver	299,656,699	2,360	6,275,694	—	—	305,934,753
Ultra Euro	12,973,788	—	—	320,318	—	13,294,106
Ultra Yen	1,999,027	—	—	247,628	—	2,246,655

Total Trust	$2,884,915,254	$(37,597,268)	$6,599,025	$(17,220,107)	$(50,550,206)	$2,786,146,698

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At March 31, 2017, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At March 31, 2017, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends ASC 230 to provide guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. At this time, management is evaluating the implications of these changes on the financial statements.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2017 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2017, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2017, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of March 31, 2017

	Assets Derivatives				Liability Derivatives
Derivatives not	Statements of				Statements of
accounted for	Financial				Financial
as hedging	Condition		Unrealized		Condition		Unrealized
instruments	Location	Fund	Appreciation		Location	Fund	Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$18,851,363	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$7,325,460	*
						ProShares VIX Mid-Term Futures ETF	4,552,380	*
						ProShares Ultra VIX Short-Term Futures ETF	36,565,892	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	26,306,138	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	1,147,785	*
		ProShares UltraPro 3X Crude Oil ETF	850,582	*		ProShares UltraShort Gold	1,158,136	*
		ProShares Ultra Bloomberg Natural Gas	3,437,144	*		ProShares UltraShort Silver	471,253	*
		ProShares Ultra Gold	1,950,290	*		ProShares Ultra Bloomberg Crude Oil	86,969,571	*
		ProShares Ultra Silver	6,278,054	*		ProShares UltraPro 3X Short Crude Oil ETF	661,506	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Yen	2,017,763		Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	119,763	*
		ProShares Ultra Euro	320,318			ProShares UltraShort Australian Dollar	250,274	*
		ProShares Ultra Yen	255,628			ProShares UltraShort Euro	7,898,026
						ProShares UltraShort Yen	11,907,790
						ProShares Ultra Yen	8,000

		Total Trust	$60,267,280	*		Total Trust	$159,035,836	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2016

Derivatives not accounted for as hedging instruments	Assets Derivatives				Liability Derivatives
	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,273,874	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,742,526	*
		ProShares VIX Mid-Term Futures ETF	68,375	*		ProShares VIX Mid-Term Futures ETF	1,356,620	*
		ProShares Ultra VIX Short-Term Futures ETF				ProShares Short VIX Short-Term Futures ETF

			13,594,875	*			10,309,611	*
						ProShares Ultra VIX Short-Term Futures ETF

							21,567,112	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Gold	3,052,546	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	13,633,696	*
		ProShares UltraShort Silver	1,411,556	*		ProShares UltraShort Bloomberg Natural Gas

							482,031	*
		ProShares Ultra Bloomberg Crude Oil	60,895,736	*		ProShares Ultra Gold	4,450,067	*
		ProShares Ultra Bloomberg Natural Gas	2,536,720	*		ProShares Ultra Silver	21,003,549	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro ProShares UltraShort Australian Dollar	132,900	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	356,139
			1,182,340	*		ProShares UltraShort Yen	125,420
		ProShares UltraShort Euro				ProShares Ultra Euro	576,558
			16,519,070
		ProShares UltraShort Yen				ProShares Ultra Yen	342,455
			16,870,357
		ProShares Ultra Euro	2,548
		ProShares Ultra Yen	379

		Total Trust	$118,541,276	*		Total Trust	$76,945,784	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2017

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(65,227,857)	$(6,856,808)
		ProShares VIX Mid-Term Futures ETF	(8,167,318)	(3,264,135)
		ProShares Short VIX Short-Term Futures ETF	99,893,092	29,160,974
		ProShares Ultra VIX Short-Term Futures ETF	(365,515,188)	(28,593,655)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	(1,149,867)	39,939,834
		ProShares UltraPro 3X Short Crude Oil ETF	(105,766)	(661,506)
		ProShares UltraShort Bloomberg Natural Gas	1,858,381	(665,754)
		ProShares UltraShort Gold	(4,871,160)	(4,210,682)
		ProShares UltraShort Silver	(2,857,261)	(1,882,809)
		ProShares Ultra Bloomberg Crude Oil	(412,087)	(147,865,307)
		ProShares UltraPro 3X Crude Oil ETF	(959)	850,582
		ProShares Ultra Bloomberg Natural Gas	(14,377,716)	900,424
		ProShares Ultra Gold	9,447,490	6,400,357
		ProShares Ultra Silver	30,201,888	27,281,603

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	82,257	(252,663)
		ProShares UltraShort Australian Dollar	(532,227)	(1,432,614)
		ProShares UltraShort Euro	15,679,619	(24,060,957)
		ProShares UltraShort Yen	(271,234)	(26,634,964)
		ProShares Ultra Euro	(628,668)	894,328
		ProShares Ultra Yen	(81,511)	589,704

		Total Trust	$(307,036,092)	$(140,364,048)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2016

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income		Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$7,706,149		$(16,310,375)
		ProShares VIX Mid-Term Futures ETF	2,594,460		(2,815,700)
		ProShares Short VIX Short-Term Futures ETF	(92,182,809)		53,977,479
		ProShares Ultra VIX Short-Term Futures ETF	11,205,618		(223,342,238)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	22,321,598		(16,769,963)
		ProShares UltraShort Bloomberg Natural Gas	4,114,349		2,104,068
		ProShares UltraShort Gold	(19,412,007 (5,348,504 (253,336,000	) ) )	(82,731)
		ProShares UltraShort Silver			(4,234,098)
		ProShares Ultra Bloomberg Crude Oil			95,129,543
		ProShares Ultra Bloomberg Natural Gas	(5,857,221)		(7,197,145)
		ProShares Ultra Gold	25,983,616		(2,918,732)
		ProShares Ultra Silver	34,114,444		11,411,131

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(54,194)		(708,507)
		ProShares UltraShort Australian Dollar	(1,688,439)		(701,530)
		ProShares UltraShort Euro	(28,914,132)		(12,202,398)
		ProShares UltraShort Yen	(37,616,676)		8,912,168
		ProShares Ultra Euro	504,670		389,442
		ProShares Ultra Yen	832,221		(101,109)

		Total Trust *	$(335,032,857)		$(115,460,695)

*	Amount excludes the activity of ProShares Managed Futures Strategy which liquidated on March 30, 2016, and ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity both of which liquidated on September 1, 2016.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2017.

Fair Values of Derivative Instruments as of March 31, 2017
	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	the Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
	Condition	Condition	Condition	Condition	Condition	Condition
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	$22,477,882	$—	$22,477,882	$—	$—	$—
ProShares UltraShort Gold
Forward agreements	—	—	—	(1,149,376)	—	(1,149,376)
ProShares UltraShort Silver
Forward agreements	—	—	—	(468,843)	—	(468,843)
ProShares UltraShort Euro
Foreign currency forward contracts	—	—	—	(7,898,026)	—	(7,898,026)
ProShares UltraShort Yen
Foreign currency forward contracts	2,017,763	—	2,017,763	(11,907,790)	—	(11,907,790)
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	(73,028,088)	—	(73,028,088)
ProShares Ultra Gold
Forward agreements	1,941,550	—	1,941,550	—	—	—
ProShares Ultra Silver
Forward agreements	6,275,694	—	6,275,694	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	320,318	—	320,318	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	255,628	—	255,628	(8,000)	—	(8,000)

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2017. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2017
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	$9,428,645	$—	$—	$9,428,645
Goldman Sachs International	5,695,389	(5,695,389)	—	—
Societe Generale S.A.	2,594,383	(2,594,383)	—	—
UBS AG	4,759,465	—	(4,759,465)	—
ProShares UltraShort Gold
Citibank N.A.	(529,930)	529,930	—	—
Goldman Sachs International	(212,437)	212,437	—	—
Societe Generale S.A.	(119,017)	119,017	—	—
UBS AG	(287,992)	287,992	—	—
ProShares UltraShort Silver
Citibank N.A.	(146,742)	146,742	—	—
Goldman Sachs International	(114,054)	—	114,054	—
Societe Generale S.A.	(37,747)	37,747	—	—
UBS AG	(170,300)	170,300	—	—
ProShares UltraShort Euro
Goldman Sachs International	(4,144,799)	4,144,799	—	—
UBS AG	(3,753,227)	3,753,227	—	—
ProShares UltraShort Yen
Goldman Sachs International	(5,168,807)	5,168,807	—	—
UBS AG	(4,721,220)	4,721,220	—	—
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	(23,054,244)	23,054,244	—	—
Goldman Sachs International	(18,662,165)	18,662,165	—	—
Societe Generale S.A.	(12,017,382)	12,017,382	—	—
UBS AG	(19,294,297)	19,294,297	—	—
ProShares Ultra Gold
Citibank N.A.	772,797	—	—	772,797
Goldman Sachs International	455,269	(455,269)	—	—
Societe Generale S.A.	306,128	(306,128)	—	—
UBS AG	407,356	—	(407,356)	—
ProShares Ultra Silver
Citibank N.A.	2,110,077	—	—	2,110,077
Goldman Sachs International	1,743,273	(1,743,273)	—	—
Societe Generale S.A.	1,035,060	(1,035,060)	—	—
UBS AG	1,387,284	—	(1,387,284)	—
ProShares Ultra Euro
Goldman Sachs International	153,718	(153,718)	—	—
UBS AG	166,600	—	(166,600)	—
ProShares Ultra Yen
Goldman Sachs International	148,633	—	—	148,633
UBS AG	98,995	—	—	98,995

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

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge the Management Fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor reimbursed and will reimburse each Fund, to the extent that its offering costs exceed the Management Fee, for the first year of operations.

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

Transaction fees for the three months ended March 31, 2017 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Three Months Ended
Fund	March 31, 2017
VIX Short-Term Futures ETF	$28,633
VIX Mid-Term Futures ETF	1,627
Short VIX Short-Term Futures ETF	169,987
Ultra VIX Short-Term Futures ETF	206,499
UltraShort Bloomberg Crude Oil	38,515
UltraPro 3X Short Crude Oil ETF	688
UltraShort Bloomberg Natural Gas	277
UltraShort Gold	6,281
UltraShort Silver	—
Short Euro	—
UltraShort Australian Dollar	—
UltraShort Euro	—
UltraShort Yen	—
Ultra Bloomberg Crude Oil	169,486
UltraPro 3X Crude Oil ETF	996
Ultra Bloomberg Natural Gas	4,867
Ultra Gold	6,883
Ultra Silver	6,060
Ultra Euro	—
Ultra Yen	—

Total Trust	$640,799

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2017:

For the Three Months Ended March 31, 2017 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF	UltraShort Bloomberg Crude Oil	UltraPro 3X Short Crude Oil ETF+
Net asset value, at December 31, 2016	$21.2146	$42.1361	$91.2302	$43.4816	$31.6975	$25.0000

Net investment income (loss)	(0.0193)	(0.0398)	(0.3509)	(0.0759)	(0.0436)	(0.0092)
Net realized and unrealized gain (loss)#	(8.0166)	(10.1998)	50.2085	(27.2120)	5.0477	(3.8327)
Change in net asset value from operations	(8.0359)	(10.2396)	49.8576	(27.2879)	5.0041	(3.8419)
Net asset value, at March 31, 2017	$13.1787	$31.8965	$141.0878	$16.1937	$36.7016	$21.1581

Market value per share, at December 31, 2016†	$21.26	$42.34	$90.98	$43.75	$31.65	$25.00
Market value per share, at March 31, 2017†	$13.17	$31.95	$141.15	$16.17	$36.57	$21.07

Total Return, at net asset value^	(37.9)%	(24.3)%	54.7%	(62.8)%	15.8%	(15.4)%
Total Return, at market value^	(38.1)%	(24.5)%	55.1%	(63.0)%	15.5%	(15.7)%

Ratios to Average Net Assets**

Expense ratio	0.94%	0.89%	1.61%	1.74%	0.97%	1.98%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.51)%	(0.44)%	(1.16)%	(1.36)%	(0.52)%	(1.98)%

+	From commencement of operations, March 24, 2017 through March 31, 2017.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2017.

The returns for a share outstanding 2017 are calculated based on the initial offering price upon commencement of operations of $25.0000 for ProShares UltraPro 3X Short Crude Oil ETF.
**	Percentages are annualized.

For the Three Months Ended March 31, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro
Net asset value, at December 31, 2016	$23.1010	$91.3281	$37.3072	$45.0574	$55.3782	$27.0847

Net investment income (loss)	(0.0756)	(0.0907)	(0.0389)	(0.0615)	(0.0778)	(0.0299)
Net realized and unrealized gain (loss)#	6.2180	(14.8336)	(7.8908)	(0.4860)	(6.5484)	(0.6387)
Change in net asset value from operations	6.1424	(14.9243)	(7.9297)	(0.5475)	(6.6262)	(0.6686)
Net asset value, at March 31, 2017	$29.2434	$76.4038	$29.3775	$44.5099	$48.7520	$26.4161

Market value per share, at December 31, 2016†	$23.05	$90.54	$38.76	$45.12	$55.24	$27.08
Market value per share, at March 31, 2017†	$29.25	$75.93	$28.90	$44.29	$49.00	$26.39

Total Return, at net asset value^	26.6%	(16.3)%	(21.3)%	(1.2)%	(12.0)%	(2.5)%
Total Return, at market value^	26.9%	(16.1)%	(25.4)%	(1.8)%	(11.3)%	(2.5)%

Ratios to Average Net Assets**

Expense ratio	1.29%	0.95%	0.95%	0.97%	1.02%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.99)%	(0.45)%	(0.49)%	(0.56)%	(0.63)%	(0.46)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2017.
**	Percentages are annualized.

For the Three Months Ended March 31, 2017 (unaudited)

Per Share Operating Performance	UltraShort Yen	Ultra Bloomberg Crude Oil	UltraPro 3X Crude Oil ETF+	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2016	$80.2431	$23.3352	$25.0000	$18.8483	$32.9026	$33.4420

Net investment income (loss)	(0.0872)	(0.0237)	(0.0091)	(0.0231)	(0.0430)	(0.0428)
Net realized and unrealized gain (loss)#	(7.6040)	(4.3528)	4.2529	(6.5522)	5.4752	7.1978
Change in net asset value from operations	(7.6912)	(4.3765)	4.2438	(6.5753)	5.4322	7.1550
Net asset value, at March 31, 2017	$72.5519	$18.9587	$29.2438	$12.2730	$38.3348	$40.5970

Market value per share, at December 31, 2016†	$80.25	$23.36	$25.00	$18.96	$33.20	$32.09
Market value per share, at March 31, 2017†	$72.50	$19.02	$29.42	$12.27	$38.45	$41.23

Total Return, at net asset value^	(9.6)%	(18.8)%	17.0%	(34.9)%	16.5%	21.4%
Total Return, at market value^	(9.7)%	(18.6)%	17.7%	(35.3)%	15.8%	28.5%

Ratios to Average Net Assets**

Expense ratio	0.95%	0.97%	1.83%	1.14%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.47)%	(0.46)%	(1.83)%	(0.75)%	(0.47)%	(0.46)%

+	From commencement of operations, March 24, 2017 through March 31, 2017.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2017.

The returns for a share outstanding 2017 are calculated based on the initial offering price upon commencement of operations of $25.0000 for ProShares UltraPro 3X Crude Oil ETF.

**	Percentages are annualized.

For the Three Months Ended March 31, 2017 (unaudited)

Per Share Operating Performance	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2016	$14.0172	$55.4262

Net investment income (loss)	(0.0170)	(0.0934)
Net realized and unrealized gain (loss)#	0.2443	5.0826
Change in net asset value from operations	0.2273	4.9892
Net asset value, at March 31, 2017	$14.2445	$60.4154

Market value per share, at December 31, 2016†	$14.09	$55.52
Market value per share, at March 31, 2017†	$14.27	$60.19

Total Return, at net asset value^	1.6%	9.0%
Total Return, at market value^	1.3%	8.4%

Ratios to Average Net Assets**

Expense ratio	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%
Net investment income (loss)	(0.48)%	(0.65)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2017.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended March 31, 2016:

For the Three Months Ended March 31, 2016 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2015	$66.2109	$53.9626	$50.8150	$702.1025	$66.6009	$46.5314

Net investment income (loss)	(0.1658)	(0.1114)	(0.1045)	(2.5177)	(0.1658)	(0.2198)
Net realized and unrealized gain (loss)#	(7.8809)	(1.1293)	(0.0774)	(218.2555)	(1.5411)	20.4183
Change in net asset value from operations	(8.0467)	(1.2407)	(0.1819)	(220.7732)	(1.7069)	20.1985
Net asset value, at March 31, 2016	$58.1642	$52.7219	$50.6331	$481.3293	$64.8940	$66.7299

Market value per share, at December 31, 2015†	$66.65	$53.99	$50.45	$708.75	$66.82	$46.55
Market value per share, at March 31, 2016†	$58.40	$52.87	$50.53	$483.25	$65.47	$65.93

Total Return, at net asset value^	(12.2)%	(2.3)%	(0.4)%	(31.4)%	(2.6)%	43.4%
Total Return, at market value^	(12.4)%	(2.1)%	0.2%	(31.8)%	(2.0)%	41.6%

Ratios to Average Net Assets**

Expense ratio	1.06%	0.93%	1.28%	1.53%	1.10%	1.69%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.87)%	(0.75)%	(1.06)%	(1.29)%	(0.87)%	(1.45)%

*	See Note 1 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2016.
**	Percentages are annualized.

For the Three Months Ended March 31, 2016 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2015	$115.8799	$64.5783	$43.7767	$58.4582	$25.5406	$87.9389

Net investment income (loss)	(0.1751)	(0.1034)	(0.0882)	(0.1287)	(0.0442)	(0.1633)
Net realized and unrealized gain (loss)#	(33.6297)	(14.8384)	(1.9898)	(6.8204)	(2.3017)	(11.2617)
Change in net asset value from operations	(33.8048)	(14.9418)	(2.0780)	(6.9491)	(2.3459)	(11.4250)
Net asset value, at March 31, 2016	$82.0751	$49.6365	$41.6987	$51.5091	$23.1947	$76.5139

Market value per share, at December 31, 2015†	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89
Market value per share, at March 31, 2016†	$83.03	$49.42	$41.66	$51.65	$23.19	$76.50

Total Return, at net asset value^	(29.2)%	(23.1)%	(4.7)%	(11.9)%	(9.2)%	(13.0)%
Total Return, at market value^	(28.3)%	(23.4)%	(4.8)%	(11.2)%	(9.2)%	(13.0)%

Ratios to Average Net Assets**

Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.76)%	(0.75)%	(0.82)%	(0.88)%	(0.72)%	(0.81)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2016.
**	Percentages are annualized.

For the Three Months Ended March 31, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2015	$25.1548	$18.5698	$29.7295	$27.0638	$15.5107	$54.7527

Net investment income (loss)	(0.0345)	(0.0389)	(0.0664)	(0.0577)	(0.0303)	(0.1111)
Net realized and unrealized gain (loss)#	(7.1318)	(7.7017)	10.2171	5.7209	1.3839	7.3171
Change in net asset value from operations	(7.1663)	(7.7406)	10.1507	5.6632	1.3536	7.2060
Net asset value, at March 31, 2016	$17.9885	$10.8292	$39.8802	$32.7270	$16.8643	$61.9587

Market value per share, at December 31, 2015†	$25.08	$18.48	$29.73	$27.08	$15.51	$54.70
Market value per share, at March 31, 2016†	$17.82	$10.88	$39.69	$32.82	$16.87	$61.98

Total Return, at net asset value^	(28.5)%	(41.7)%	34.1%	20.9%	8.7%	13.2%
Total Return, at market value^	(28.9)%	(41.1)%	33.5%	21.2%	8.8%	13.3%

Ratios to Average Net Assets**

Expense ratio	1.04%	1.39%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.80)%	(1.23)%	(0.73)%	(0.75)%	(0.77)%	(0.75)%

*	See Note 1 of these Notes for Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2016.
**	Percentages are annualized.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2016 may specify a January 2017 expiration. As that contract nears expiration, it may be replaced by selling the January 2017 contract and purchasing the contract expiring in March 2017. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2017 contract would take place at a price that is higher than the price at which the March 2017 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2017, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of net asset value per share (“NAV”) to the next.

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

ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF and ProShares Ultra Bloomberg Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2017 and 2016, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Three Months Ended March 31, 2017	Interest Income Three Months Ended March 31, 2016
ProShares VIX Short-Term Futures ETF	$158,805	$46,149
ProShares VIX Mid-Term Futures ETF	44,260	12,259
ProShares Short VIX Short-Term Futures ETF	352,258	317,712
ProShares Ultra VIX Short-Term Futures ETF	370,985	298,805
ProShares UltraShort Bloomberg Crude Oil	259,046	89,112
ProShares UltraPro 3X Short Crude Oil ETF	—	—
ProShares UltraShort Bloomberg Natural Gas	4,941	9,568
ProShares UltraShort Gold	51,417	29,189
ProShares UltraShort Silver	22,503	19,684
ProShares Short Euro	15,696	6,138
ProShares UltraShort Australian Dollar	14,271	7,785
ProShares UltraShort Euro	384,744	261,439
ProShares UltraShort Yen	323,279	68,348
ProShares Ultra Bloomberg Crude Oil	1,044,411	451,064
ProShares UltraPro 3X Crude Oil ETF	—	—
ProShares Ultra Bloomberg Natural Gas	44,039	11,732
ProShares Ultra Gold	121,475	46,386
ProShares Ultra Silver	365,340	121,610
ProShares Ultra Euro	14,780	4,963
ProShares Ultra Yen	4,310	2,894

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 2, 2017, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the three months ended March 31, 2017.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$174,160,146	$105,272,823
NAV end of period	$137,512,969	$159,076,994
Percentage change in NAV	(21.0)%	51.1%
Shares outstanding beginning of period	8,209,451	1,589,962
Shares outstanding end of period	10,434,451	2,734,962
Percentage change in shares outstanding	27.1%	72.0%
Shares created	4,325,000	1,715,000
Shares redeemed	2,100,000	570,000
Per share NAV beginning of period	$21.21	$66.21
Per share NAV end of period	$13.18	$58.16
Percentage change in per share NAV	(37.9)%	(12.2)%
Percentage change in benchmark	(37.7)%	(11.7)%
Benchmark annualized volatility	35.2%	72.0%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,209,451 outstanding Shares at December 31, 2016 to 10,434,451 outstanding Shares at March 31, 2017.

By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from an increase from 1,589,962 outstanding Shares at December 31, 2015 to 2,734,962 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.9% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 12.2% for the three months ended March 31, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $19.58 per Share and reached its low for the period on March 30, 2017 at $12.83 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $97.95 per Share and reached its low for the period on March 30, 2016 at $57.80 per Share.

The benchmark’s decline of 37.7% for the three months ended March 31, 2017, as compared to the benchmark’s decline of 11.7% for the three months ended March 31, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(184,221)	$(221,289)
Management fee	309,772	215,103
Brokerage commission	33,254	52,335
Net realized gain (loss)	(65,229,353)	7,703,607
Change in net unrealized appreciation/depreciation	(6,859,096)	(16,289,777)
Net income (loss)	$(72,272,670)	$(8,807,459)

The Fund’s net income decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a greater decline in the futures prices and benchmark volatility during the three months ended March 31, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$45,818,914	$27,650,638
NAV end of period	$37,873,983	$29,650,967
Percentage change in NAV	(17.3)%	7.2%
Shares outstanding beginning of period	1,087,403	512,404
Shares outstanding end of period	1,187,403	562,403
Percentage change in shares outstanding	9.2%	9.8%
Shares created	125,000	150,000
Shares redeemed	25,000	100,001
Per share NAV beginning of period	$42.14	$53.96
Per share NAV end of period	$31.90	$52.72
Percentage change in per share NAV	(24.3)%	(2.3)%
Percentage change in benchmark	(24.1)%	(2.0)%
Benchmark annualized volatility	18.2%	39.7%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,087,403 outstanding Shares at December 31, 2016 to 1,187,403 outstanding Shares at March 31, 2017. By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 562,403 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.3% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 2.3% for the three months ended March 31, 2016 was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $40.96 per Share and reached its low for the period on March 31, 2017 at $31.90 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $66.85 per Share and reached its low for the period on March 30, 2016 at $52.65 per Share.

The benchmark’s decline of 24.1% for the three months ended March 31, 2017, as compared to the benchmark’s decline of 2.0% for the three months ended March 31, 2016, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(44,567)	$(51,495)
Management fee	85,185	57,998
Brokerage commission	3,642	5,756
Net realized gain (loss)	(8,167,918)	2,594,509
Change in net unrealized appreciation/depreciation	(3,263,942)	(2,811,348)
Net income (loss)	$(11,476,427)	$(268,334)

The Fund’s net income decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a greater decline in futures prices during the three months ended March 31, 2017.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$228,075,387	$642,811,361
NAV end of period	$486,752,851	$508,862,366
Percentage change in NAV	113.4%	(20.8)%
Shares outstanding beginning of period	2,500,000	12,650,040
Shares outstanding end of period	3,450,000	10,050,000
Percentage change in shares outstanding	38.0%	(20.6)%
Shares created	6,250,000	14,900,000
Shares redeemed	5,300,000	17,500,040
Per share NAV beginning of period	$91.23	$50.81
Per share NAV end of period	$141.09	$50.63
Percentage change in per share NAV	54.7%	(0.4)%
Percentage change in benchmark	(37.7)%	(11.7)%
Benchmark annualized volatility	35.2%	72.0%

During the three months ended March 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 2,500,000 outstanding Shares at December 31, 2016 to 3,450,000 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,650,040 outstanding Shares at December 31, 2015 to 10,050,000 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 54.7% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 0.4% for the three months ended March 31, 2016, was primarily due to an appreciation in the value of the assets of the Fund during three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 30, 2017 at $145.09 per Share and reached its low for the period on January 3, 2017 at $98.20 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 30, 2016 at $50.96 per Share and reached its low for the period on February 11, 2016 at $31.50 per Share.

The benchmark’s decline of 37.7%for the three months ended March 31, 2017, as compared to the benchmark’s decline of 11.7% for the three months ended March 31, 2016, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(906,192)	$(1,554,854)
Management fee	743,985	1,391,819
Brokerage commission	514,465	480,747
Net realized gain (loss)	99,889,034	(92,210,387)
Change in net unrealized appreciation/depreciation	29,137,034	54,047,449
Net income (loss)	$128,119,876	$(39,717,792)

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a greater decline in futures prices during the three months ended March 31, 2017.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$515,758,754	$547,708,740
NAV end of period	$359,949,459	$892,431,755
Percentage change in NAV	(30.2)%	62.9%
Shares outstanding beginning of period	11,861,530	780,098
Shares outstanding end of period	22,227,809	1,854,098
Percentage change in shares outstanding	87.4%	137.7%
Shares created	23,990,000	1,908,000
Shares redeemed	13,623,721	834,000
Per share NAV beginning of period	$43.48	$702.10
Per share NAV end of period	$16.19	$481.33
Percentage change in per share NAV	(62.8)%	(31.4)%
Percentage change in benchmark	(37.7)%	(11.7)%
Benchmark annualized volatility	35.2%	72.0%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 11,861,530 outstanding Shares at December 31, 2016 to 22,227,809 outstanding Shares at March 31, 2017. By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from an increase from 780,098 outstanding Shares at December 31, 2015 to 1,854,098 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 62.8% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 31.4% for the three months ended March 31, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $36.80 per Share and reached its low for the period on March 30, 2017 at $15.35 per Share.

By comparison, during the three months ended March 31, 2016 the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $1,428.75 per Share and reached its low for the period on March 30, 2016 at $475.25 per Share.

The benchmark’s decline of 37.7%for the three months ended March 31, 2017, as compared to the benchmark’s decline of 11.7% for the three months ended March 31, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(1,317,510)	$(1,649,007)
Management fee	921,662	1,211,901
Brokerage commission	766,833	735,911
Net realized gain (loss)	(365,537,503)	11,178,650
Change in net unrealized appreciation/depreciation	(28,592,772)	(223,205,102)
Net income (loss)	$(395,447,785)	$(213,675,459)

The Fund’s net income decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a greater decline in futures prices during the three months ended March 31, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$200,958,303	$95,897,894
NAV end of period	$205,157,522	$223,228,004
Percentage change in NAV	2.1%	132.8%
Shares outstanding beginning of period	6,339,884	1,439,888
Shares outstanding end of period	5,589,884	3,439,884
Percentage change in shares outstanding	(11.8)%	138.9%
Shares created	2,100,000	5,400,000
Shares redeemed	2,850,000	3,400,004
Per share NAV beginning of period	$31.70	$66.60
Per share NAV end of period	$36.70	$64.89
Percentage change in per share NAV	15.8%	(2.6)%
Percentage change in benchmark	(9.0)%	(11.6)%
Benchmark annualized volatility	24.1%	60.8%

During the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 6,339,884 outstanding Shares at December 31, 2016 to 5,589,884 outstanding Shares at March 31, 2017. By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from an increase from 1,439,888 outstanding Shares at December 31, 2015 to 3,439,884 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.8% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 2.6% for the three months ended March 31, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 23, 2017 at $41.45 per Share and reached its low for the period on January 6, 2017 at $31.36 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 20, 2016 at $116.11 per Share and reached its low for the period on March 17, 2016 at $55.42 per Share.

The benchmark’s decline of 9.0% for the three months ended March 31, 2017, as compared to the benchmark’s decline of 11.6% for the three months ended March 31, 2016, can be attributed to a lesser decrease in the price of WTI Crude Oil during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(290,700)	$(337,002)
Management fee	536,024	368,250
Brokerage commission	13,722	57,864
Net realized gain (loss)	(1,149,475)	22,306,952
Change in net unrealized appreciation/depreciation	39,929,254	(16,737,146)
Net income (loss)	$38,489,079	$5,232,804

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser decrease in the price of WTI Crude Oil during the three months ended March 31, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraPro 3x Short Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the three months ended March 31, 2016 have not been provided. In addition, since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended March 31, 2017 may not be meaningful.

The following table provides summary performance information for the Fund from commencement of operations to March 31, 2017:

	March 24, 2017 (Commencement of Operations) through March 31, 2017
NAV beginning of period	$200
NAV end of period	$4,231,785
Percentage change in NAV	—	NM
Shares outstanding beginning of period	8
Shares outstanding end of period	200,008
Percentage change in shares outstanding	—	NM
Shares created	200,000
Shares redeemed	—
Per share NAV beginning of period	$25.00
Per share NAV end of period	$21.16
Percentage change in per share NAV	(15.4)%
Percentage change in benchmark	5.5%
Benchmark annualized volatility	17.6%

NM — Not Meaningful

During the period ended March 31, 2017, the increase in the Fund’s NAV resulted from an increase from 8 outstanding Shares at March 24, 2017 to 200,008 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the period ended March 31, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the period ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 27, 2017 at $25.37 per Share and reached its low for the period on March 31, 2017 at $21.16 per Share.

The benchmark’s rise of 5.5% for the period ended March 31, 2017, can be attributed to a greater increase in the price of WTI Crude Oil during the period ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to March 31, 2017:

March 24, 2017 (Commencement of Operations) through March 31, 2017
Net investment income (loss)	$(1,831)
Brokerage commission	952
Offering costs	2,846
Limitation by Sponsor	(1,967)
Net realized gain (loss)	(105,766)
Change in net unrealized appreciation/depreciation	(661,506)
Net income (loss)	$(769,103)

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$4,038,794	$10,462,856
NAV end of period	$8,037,027	$4,993,531
Percentage change in NAV	99.0%	(52.3)%
Shares outstanding beginning of period	174,832	224,856
Shares outstanding end of period	274,832	74,832
Percentage change in shares outstanding	57.2%	(66.7)%
Shares created	100,000	150,000
Shares redeemed	—	300,024
Per share NAV beginning of period	$23.10	$46.53
Per share NAV end of period	$29.24	$66.73
Percentage change in per share NAV	26.6%	43.4%
Percentage change in benchmark	(17.0)%	(21.8)%
Benchmark annualized volatility	43.6%	41.6%

During the three months ended March 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 174,832 outstanding Shares at December 31, 2016 to 274,832 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted from a decrease from 224,856 outstanding Shares at December 31, 2015 to 74,832 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 26.6% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV increase of 43.4% for the three months ended March 31, 2016, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on February 22, 2017 at $39.72 per Share and reached its low for the period on January 26, 2017 at $25.38 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 3, 2016 at $84.20 per Share and reached its low for the period on January 8, 2016 at $42.05 per Share.

The benchmark’s decline of 17.0% for the three months ended March 31, 2017, as compared to the benchmark’s decline of 21.8% for the three months ended March 31, 2016, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(15,816)	$(56,298)
Management fee	15,245	36,919
Brokerage commission	5,512	28,947
Net realized gain (loss)	1,858,122	4,115,459
Change in net unrealized appreciation/depreciation	(665,879)	2,104,875
Net income (loss)	$1,176,427	$6,164,036

The Fund’s net income decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser decrease in the price of Henry Hub Natural Gas, during the three months ended March 31, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$63,653,647	$74,971,764
NAV end of period	$34,150,818	$69,515,807
Percentage change in NAV	(46.3)%	(7.3)%
Shares outstanding beginning of period	696,978	646,978
Shares outstanding end of period	446,978	846,978
Percentage change in shares outstanding	(35.9)%	30.9%
Shares created	50,000	600,000
Shares redeemed	300,000	400,000
Per share NAV beginning of period	$91.33	$115.88
Per share NAV end of period	$76.40	$82.08
Percentage change in per share NAV	(16.3)%	(29.2)%
Percentage change in benchmark	8.6%	16.7%
Benchmark annualized volatility	14.1%	21.1%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 696,978 outstanding Shares at December 31, 2016 to 446,978 outstanding Shares at March 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV was offset by an increase from 646,978 outstanding Shares at December 31, 2015 to 846,978 outstanding Shares at March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.3% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 29.2% for the three months ended March 31, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $90.53 per Share and reached its low for the period on March 27, 2017 at $74.86 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $112.07 per Share and reached its low for the period on March 4, 2016 at $77.66 per Share.

The benchmark’s increase of 8.6%for the three months ended March 31, 2017, as compared to the benchmark’s increase of 16.7% for the three months ended March 31, 2016, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(46,877)	$(116,940)
Management fee	98,275	146,112
Brokerage commission	19	17
Net realized gain (loss)	(4,872,161)	(19,413,156)
Change in net unrealized appreciation/depreciation	(4,210,479)	(68,067)
Net income (loss)	$(9,129,517)	$(19,598,163)

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2017.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$23,017,656	$55,987,938
NAV end of period	$18,125,235	$50,479,106
Percentage change in NAV	(21.3)%	(9.8)%
Shares outstanding beginning of period	616,976	866,976
Shares outstanding end of period	616,976	1,016,976
Percentage change in shares outstanding	0.0%	17.3%
Shares created	200,000	750,000
Shares redeemed	200,000	600,002
Per share NAV beginning of period	$37.31	$64.58
Per share NAV end of period	$29.38	$49.64
Percentage change in per share NAV	(21.3)%	(23.1)%
Percentage change in benchmark	11.2%	11.3%
Benchmark annualized volatility	19.7%	26.1%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to March 31, 2017. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 866,976 outstanding Shares at December 31, 2015 to 1,016,976 outstanding Shares at March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.3% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 23.1% for the three months ended March 31, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $38.64 per Share and reached its low for the period on February 27, 2017 at $28.83 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 28, 2016 at $66.01 per Share and reached its low for the period on March 18, 2016 at $46.41 per Share.

The benchmark’s rise of 11.2% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 11.3% for the three months ended March 31, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(23,560)	$(75,735)
Management fee	46,053	95,411
Brokerage commission	10	8
Net realized gain (loss)	(2,857,385)	(5,351,465)
Change in net unrealized appreciation/depreciation	(1,883,247)	(4,228,328)
Net income (loss)	$(4,764,192)	$(9,655,528)

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2017.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$15,770,088	$17,510,898
NAV end of period	$15,578,470	$14,594,528
Percentage change in NAV	(1.2)%	(16.7)%
Shares outstanding beginning of period	350,000	400,005
Shares outstanding end of period	350,000	350,000
Percentage change in shares outstanding	0.0%	(12.5)%
Shares created	—	—
Shares redeemed	—	50,005
Per share NAV beginning of period	$45.06	$43.78
Per share NAV end of period	$44.51	$41.70
Percentage change in per share NAV	(1.2)%	(4.8)%
Percentage change in benchmark	1.3%	4.7%
Benchmark annualized volatility	7.5%	9.5%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to March 31, 2017. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.2% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 4.8% for the three months ended March 31, 2016, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $45.65 per Share and reached its low for the period on March 27, 2017 at $43.76 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $44.25 per Share and reached its low for the period on March 31, 2016 at $41.70 per Share.

The benchmark’s rise of 1.3% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 4.7% for the three months ended March 31, 2016, can be attributed to a lesser increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(21,521)	$(35,145)
Management fee	36,567	40,533
Brokerage commission	650	750
Net realized gain (loss)	82,257	(54,161)
Change in net unrealized appreciation/depreciation	(252,354)	(707,033)
Net income (loss)	$(191,618)	$(796,339)

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2017.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$16,613,473	$20,460,679
NAV end of period	$14,625,590	$18,028,199
Percentage change in NAV	(12.0)%	(11.9)%
Shares outstanding beginning of period	300,000	350,005
Shares outstanding end of period	300,000	350,000
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	5
Per share NAV beginning of period	$55.38	$58.46
Per share NAV end of period	$48.75	$51.51
Percentage change in per share NAV	(12.0)%	(11.9)%
Percentage change in benchmark	5.9%	5.2%
Benchmark annualized volatility	8.1%	13.2%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to March 31, 2017. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 350,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.0% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 11.9% for the three months ended March 31, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $55.24 per Share and reached its low for the period on March 20, 2017 at $47.67 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 15, 2016 at $65.74 per Share and reached its low for the period on March 31, 2016 at $51.51 per Share.

The benchmark’s rise of 5.9% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 5.2% for the three months ended March 31, 2016, can be attributed to a greater rise in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(23,329)	$(45,029)
Management fee	35,132	48,844
Brokerage commission	2,468	3,970
Net realized gain (loss)	(532,227)	(1,688,439)
Change in net unrealized appreciation/depreciation	(1,432,327)	(698,698)
Net income (loss)	$(1,987,883)	$(2,432,166)

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a greater rise in the value of the Australian dollar versus the U.S. dollar in conjunction with a decrease in outstanding shares during the three months ended March 31, 2017.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$349,392,650	$522,306,518
NAV end of period	$297,181,632	$398,948,519
Percentage change in NAV	(14.9)%	(23.6)%
Shares outstanding beginning of period	12,900,000	20,450,014
Shares outstanding end of period	11,250,000	17,200,000
Percentage change in shares outstanding	(12.8)%	(15.9)%
Shares created	300,000	250,000
Shares redeemed	1,950,000	3,500,014
Per share NAV beginning of period	$27.08	$25.54
Per share NAV end of period	$26.42	$23.19
Percentage change in per share NAV	(2.4)%	(9.2)%
Percentage change in benchmark	1.3%	4.7%
Benchmark annualized volatility	7.5%	9.5%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,900,000 outstanding Shares at December 31, 2016 to 11,250,000 outstanding Shares at March 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 17,200,000 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.4% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 9.2% for the three months ended March 31, 2016, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $27.74 per Share and reached its low for the period on March 27, 2017 at $25.45 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $26.09 per Share and reached its low for the period on March 31, 2016 at $23.19 per Share.

The benchmark’s rise of 1.3% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 4.7% for the three months ended March 31, 2016, can be attributed to a lesser rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(359,021)	$(804,953)
Management fee	743,765	1,066,392
Net realized gain (loss)	15,677,994	(28,922,044)
Change in net unrealized appreciation/depreciation	(24,067,514)	(12,109,124)
Net income (loss)	$(8,748,541)	$(41,836,121)

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2017.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$276,781,747	$237,372,900
NAV end of period	$221,231,848	$175,927,655
Percentage change in NAV	(20.1)%	(25.9)%
Shares outstanding beginning of period	3,449,290	2,699,294
Shares outstanding end of period	3,049,290	2,299,290
Percentage change in shares outstanding	(11.6)%	(14.8)%
Shares created	750,000	50,000
Shares redeemed	1,150,000	450,004
Per share NAV beginning of period	$80.24	$87.94
Per share NAV end of period	$72.55	$76.51
Percentage change in per share NAV	(9.6)%	(13.0)%
Percentage change in benchmark	5.0%	6.8%
Benchmark annualized volatility	9.9%	10.7%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,449,290 outstanding Shares at December 31, 2016 to 3,049,290 outstanding Shares at March 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,699,294 outstanding Shares at December 31, 2015 to 2,299,290 outstanding Shares at March 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.6% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 13.0% for the three months ended March 31, 2016, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $81.40 per Share and reached its low for the period on March 27, 2017 at $71.54 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 29, 2016 at $88.99 per Share and reached its low for the period on March 17, 2016 at $74.93 per Share.

The benchmark’s rise of 5.0% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 6.8% for the three months ended March 31, 2016, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(311,744)	$(400,797)
Management fee	635,023	469,145
Net realized gain (loss)	(272,654)	(37,622,811)
Change in net unrealized appreciation/depreciation	(26,641,849)	8,945,356
Net income (loss)	$(27,226,247)	$(29,078,252)

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2017.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$933,731,860	$783,922,475
NAV end of period	$883,692,281	$807,934,402
Percentage change in NAV	(5.4)%	3.1%
Shares outstanding beginning of period	40,013,933	31,163,934
Shares outstanding end of period	46,611,317	44,913,933
Percentage change in shares outstanding	16.5%	44.1%
Shares created	21,700,000	26,700,000
Shares redeemed	15,102,616	12,950,001
Per share NAV beginning of period	$23.34	$25.15
Per share NAV end of period	$18.96	$17.99
Percentage change in per share NAV	(18.8)%	(28.5)%
Percentage change in benchmark	(9.0)%	(11.6)%
Benchmark annualized volatility	24.1%	60.8%

During the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 40,013,933 outstanding Shares at December 31, 2016 to 46,611,317 outstanding Shares at March 31, 2017. By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from an increase from 31,163,934 outstanding Shares at December 31, 2015 to 44,913,933 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.8% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 28.5% for the three months ended March 31, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 6, 2017 at $23.49 per Share and reached its low for the period on March 23, 2017 at $16.87 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 4, 2016 at $24.86 per Share and reached its low for the period on February 11, 2016 at $12.02 per Share.

The benchmark’s decline of 9.0% for the three months ended March 31, 2017, as compared to the benchmark’s decline of 11.6% for the three months ended March 31, 2016, can be attributed to a lesser decrease in the price of WTI Crude Oil during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(954,505)	$(1,525,927)
Management fee	1,961,599	1,812,678
Brokerage commission	37,317	164,313
Net realized gain (loss)	(417,098)	(253,364,659)
Change in net unrealized appreciation/depreciation	(147,864,240)	95,262,555
Net income (loss)	$(149,235,843)	$(159,628,031)

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser decrease in the price of WTI Crude Oil during the three months ended March 31, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the three months ended March 31, 2016 have not been provided. In addition, since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended March 31, 2017 may not be meaningful.

The following table provides summary performance information for the Fund from commencement of operations to March 31, 2017:

	March 24, 2017 (Commencement of Operations) through March 31, 2017
NAV beginning of period	$200
NAV end of period	$5,849,001
Percentage change in NAV	—	NM
Shares outstanding beginning of period	8
Shares outstanding end of period	200,008
Percentage change in shares outstanding	—	NM
Shares created	200,000
Shares redeemed	—
Per share NAV beginning of period	$25.00
Per share NAV end of period	$29.24
Percentage change in per share NAV	17.0%
Percentage change in benchmark	5.5%
Benchmark annualized volatility	17.6%

NM — Not meaningful

During the period ended March 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 8 outstanding Shares at March 24, 2017 to 200,008 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the period ended March 31, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the period ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 31, 2017 at $29.24 per Share and reached its low for the period on March 27, 2017 at $24.62 per Share.

The benchmark’s rise of 5.5% for the period ended March 31, 2017, can be attributed to a greater increase in the price of WTI Crude Oil during the period ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to March 31, 2017:

March 24, 2017 (Commencement of Operations) through March 31, 2017
Net investment income (loss)	$(1,818)
Brokerage commission	873
Offering costs	2,846
Limitation by Sponsor	(1,901)
Net realized gain (loss)	(959)
Change in net unrealized appreciation/depreciation	850,582
Net income (loss)	$847,805

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$43,203,386	$38,851,184
NAV end of period	$47,154,853	$28,612,516
Percentage change in NAV	9.1%	(26.4)%
Shares outstanding beginning of period	2,292,169	2,092,170
Shares outstanding end of period	3,842,169	2,642,169
Percentage change in shares outstanding	67.6%	26.3%
Shares created	2,750,000	1,100,000
Shares redeemed	1,200,000	550,001
Per share NAV beginning of period	$18.85	$18.57
Per share NAV end of period	$12.27	$10.83
Percentage change in per share NAV	(34.9)%	(41.7)%
Percentage change in benchmark	(17.0)%	(21.8)%
Benchmark annualized volatility	43.6%	41.6%

During the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from an increase from 2,292,169 outstanding Shares at December 31, 2016 to 3,842,169 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 2,092,170 outstanding Shares at December 31, 2015 to 2,642,169 outstanding Shares at March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 34.9% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV decrease of 41.7% for the three months ended March 31, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 17, 2017 at $15.76 per Share and reached its low for the period on February 27, 2017 at $9.40 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on January 8, 2016 at $20.23 per Share and reached its low for the period on March 3, 2016 at $8.89 per Share.

The benchmark’s decline of 17.0% for the three months ended March 31, 2017, as compared to the benchmark’s decline of 21.8% for the three months ended March 31, 2016, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(86,507)	$(88,761)
Management fee	108,892	68,744
Brokerage commission	21,654	31,749
Net realized gain (loss)	(14,378,135)	(5,858,719)
Change in net unrealized appreciation/depreciation	900,917	(7,194,946)
Net income (loss)	$(13,563,725)	$(13,142,426)

The Fund’s net income decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser decrease in the price of Henry Hub Natural Gas and an increase in Net Asset Value during the three months ended March 31, 2017.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$92,127,200	$69,864,815
NAV end of period	$97,753,642	$91,724,555
Percentage change in NAV	6.1%	31.3%
Shares outstanding beginning of period	2,800,000	2,350,014
Shares outstanding end of period	2,550,000	2,300,000
Percentage change in shares outstanding	(8.9)%	(2.1)%
Shares created	300,000	100,000
Shares redeemed	550,000	150,014
Per share NAV beginning of period	$32.90	$29.73
Per share NAV end of period	$38.33	$39.88
Percentage change in per share NAV	16.5%	34.1%
Percentage change in benchmark	8.6%	16.7%
Benchmark annualized volatility	14.1%	21.1%

During the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,800,000 outstanding Shares at December 31, 2016 to 2,550,000 outstanding Shares at March 31, 2017. By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,014 outstanding Shares at December 31, 2015 to 2,300,000 outstanding Shares at March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.5% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV increase of 34.1% for the three months ended March 31, 2016 was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on February 27, 2017 at $39.25 per Share and reached its low for the period on January 3, 2017 at $33.18 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 4, 2016 at $42.73 per Share and reached its low for the period on January 5, 2016 at $30.67 per Share.

The benchmark’s rise of 8.6% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 16.7% for the three months ended March 31, 2016, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(120,985)	$(152,453)
Management fee	242,441	198,822
Brokerage commission	19	17
Net realized gain (loss)	9,447,385	25,983,542
Change in net unrealized appreciation/depreciation	6,400,534	(2,907,406)
Net income (loss)	$15,726,934	$22,923,683

The Fund’s net income decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to lesser increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2017.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$275,779,940	$216,416,642
NAV end of period	$306,366,355	$263,338,473
Percentage change in NAV	11.1%	21.7%
Shares outstanding beginning of period	8,246,526	7,996,533
Shares outstanding end of period	7,546,526	8,046,526
Percentage change in shares outstanding	(8.5)%	0.6%
Shares created	—	650,000
Shares redeemed	700,000	600,007
Per share NAV beginning of period	$33.44	$27.06
Per share NAV end of period	$40.60	$32.73
Percentage change in per share NAV	21.4%	20.9%
Percentage change in benchmark	11.2%	11.3%
Benchmark annualized volatility	19.7%	26.1%

During the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The increase in the Fund’s NAV was offset by a decrease from 8,246,526 outstanding Shares at December 31, 2016 to 7,546,526 outstanding Shares at March 31, 2017. By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 7,996,533 outstanding Shares at December 31, 2015 to 8,046,526 outstanding Shares at March 31, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.4% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV increase of 20.9% for the three months ended March 31, 2016, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on February 27, 2017 at $42.17 per Share and reached its low for the period on January 3, 2017 at $32.23 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 18, 2016 at $35.24 per Share and reached its low for the period on January 28, 2016 at $25.96 per Share.

The benchmark’s rise of 11.2% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 11.3% for the three months ended March 31, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(342,224)	$(458,870)
Management fee	707,554	580,470
Brokerage commission	10	10
Net realized gain (loss)	30,201,989	34,113,864
Change in net unrealized appreciation/depreciation	27,275,751	11,464,138
Net income (loss)	$57,135,516	$45,119,132

The Fund’s net income increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms and increase in Net Asset Value during the three months ended March 31, 2017.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$11,914,585	$10,857,730
NAV end of period	$14,244,522	$10,961,778
Percentage change in NAV	19.6%	1.0%
Shares outstanding beginning of period	850,000	700,014
Shares outstanding end of period	1,000,000	650,000
Percentage change in shares outstanding	17.6%	(7.1)%
Shares created	200,000	—
Shares redeemed	50,000	50,014
Per share NAV beginning of period	$14.02	$15.51
Per share NAV end of period	$14.24	$16.86
Percentage change in per share NAV	1.6%	8.7%
Percentage change in benchmark	1.3%	4.7%
Benchmark annualized volatility	7.5%	9.5%

During the three months ended March 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 850,000 outstanding Shares at December 31, 2016 to 1,000,000 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 700,014 outstanding Shares at December 31, 2015 to 650,000 outstanding Shares at March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.6% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV increase of 8.7% for the three months ended March 31, 2016, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 27, 2017 at $14.79 per Share and reached its low for the period on January 3, 2017 at $13.68 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 31, 2016 at $16.86 per Share and reached its low for the period on January 5, 2016 at $15.17 per Share.

The benchmark’s rise of 1.3% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 4.7% for the three months ended March 31, 2016, can be attributed to a lesser rise in the value of the euro versus the U.S. dollar during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(15,287)	$(20,743)
Management fee	30,067	25,706
Net realized gain (loss)	(628,668)	504,600
Change in net unrealized appreciation/depreciation	894,519	391,950
Net income (loss)	$250,564	$875,807

The Fund’s net income decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2017.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV beginning of period	$5,540,957	$5,473,848
NAV end of period	$6,039,723	$6,194,007
Percentage change in NAV	9.0%	13.2%
Shares outstanding beginning of period	99,970	99,974
Shares outstanding end of period	99,970	99,970
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	4
Per share NAV beginning of period	$55.43	$54.75
Per share NAV end of period	$60.42	$61.96
Percentage change in per share NAV	9.0%	13.2%
Percentage change in benchmark	5.0%	6.8%
Benchmark annualized volatility	9.9%	10.7%

During the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to March 31, 2017. By comparison, during the three months ended March 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares at December 31, 2015 to 99,970 outstanding Shares at March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.0% for the three months ended March 31, 2017, as compared to the Fund’s per Share NAV increase of 13.2% for the three months ended March 31, 2016, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 27, 2017 at $61.30 per Share and reached its low for the period on January 3, 2017 at $54.62 per Share.

By comparison, during the three months ended March 31, 2016, the Fund’s per Share NAV reached its high for the period on March 17, 2016 at $63.32 per Share and reached its low for the period on January 29, 2016 at $53.85 per Share.

The benchmark’s rise of 5.0% for the three months ended March 31, 2017, as compared to the benchmark’s rise of 6.8% for the three months ended March 31, 2016, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income (loss)	$(9,333)	$(11,106)
Management fee	13,643	14,000
Net realized gain (loss)	(81,543)	832,221
Change in net unrealized appreciation/depreciation	589,642	(100,757)
Net income (loss)	$498,766	$720,358

The Fund’s net income decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2017 and 2016, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF:

As of March 31, 2017 and 2016, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2017	5,954	$13.28	1,000	$79,039,350
VIX Futures (CBOE)	Long	May 2017	4,323	13.58	1,000	58,684,725

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2016	5,157	$15.93	1,000	$82,125,225
VIX Futures (CBOE)	Long	May 2016	4,373	17.63	1,000	77,074,125

The March 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017 ( the “Form 10-K”) for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF:

As of March 31, 2017 and 2016, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2017	462	$15.03	1,000	$6,941,550
VIX Futures (CBOE)	Long	August 2017	798	15.48	1,000	12,349,050
VIX Futures (CBOE)	Long	September 2017	798	16.28	1,000	12,987,450
VIX Futures (CBOE)	Long	October 2017	336	16.73	1,000	5,619,600

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2016	274	$19.08	1,000	$5,226,550
VIX Futures (CBOE)	Long	August 2016	506	19.28	1,000	9,753,150
VIX Futures (CBOE)	Long	September 2016	506	19.83	1,000	10,031,450
VIX Futures (CBOE)	Long	October 2016	231	20.08	1,000	4,637,325

The March 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF:

As of March 31, 2017 and 2016, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2017	20,982	$13.28	1,000	$(278,536,050)
VIX Futures (CBOE)	Short	May 2017	15,288	13.58	1,000	(207,534,600)

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2016	16,500	$15.93	1,000	$(262,762,500)
VIX Futures (CBOE)	Short	May 2016	13,930	17.63	1,000	(245,516,250)

The March 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF:

As of March 31, 2017 and 2016, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of March 31, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2017	31,138	$13.28	1,000	$413,356,950
VIX Futures (CBOE)	Long	May 2017	22,625	13.58	1,000	307,134,375

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2016	57,867	$15.93	1,000	$921,531,975
VIX Futures (CBOE)	Long	May 2016	49,020	17.63	1,000	863,977,500

The March 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Crude Oil:

As of March 31, 2017 and 2016, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2017	1,899	$50.60	1,000	$(96,089,400)

Swap Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$76.8714	$(97,361,151)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	76.8714	(89,101,087)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	76.8714	(42,336,107)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	76.8714	(85,487,594)

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2016	3,538	$38.34	1,000	$(135,646,920)

Swap Agreements as of March 31, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$70.0734	$(98,080,126)
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	70.0734	(17,672,671)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	70.0734	(94,336,118)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	70.0734	(7,342,178)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	70.0734	(93,281,947)

The March 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2017 and 2016 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Short Crude Oil ETF:

As of March 31, 2017, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2017	251	$50.60	1,000	$(12,700,600)

The March 31, 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Bloomberg Natural Gas:

As of March 31, 2017 and 2016, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2017	504	$3.19	10,000	$(16,077,600)

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2016	510	$1.96	10,000	$(9,990,900)

The March 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of March 31, 2017 and 2016, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2017	2	$1,251.20	100	$(250,240)

Forward Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,245.09	$(21,540,057)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,245.08	(17,428,630)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,245.08	(10,956,704)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,245.07	(18,115,769)

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2016	2	$1,235.60	100	$(247,120)

Forward Agreements as of March 31, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,237.11	$(20,412,315)
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	1,237.18	(65,694,258)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,237.11	(27,585,079)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,237.12	(4,948,480)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,237.11	(20,103,038)

The March 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2017 and 2016 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 31, 2017 and 2016, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2017	2	$18.26	5,000	$(182,560)

Forward Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$18.0636	$(10,242,061)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	18.0638	(7,740,338)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	18.0639	(2,817,968)
0.999 Fine Troy Ounce Silver	UBS AG	Short	18.0640	(15,264,080)

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2016	2	$15.46	5,000	$(154,640)

Forward Agreements as of March 31, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$15.3821	$(27,303,228)
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	15.3825	(46,916,625)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	15.3818	(18,035,161)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	15.3818	(2,399,561)
0.999 Fine Troy Ounce Silver	UBS AG	Short	15.3819	(6,137,378)

The March 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2017 and 2016 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of March 31, 2017 and 2016, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2017	116	$1.0722	125,000	$(15,546,900)

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2016	102	$1.1412	125,000	$(14,550,300)

The March 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of March 31, 2017 and 2016, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2017	384	$76.36	1,000	$(29,322,240)

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2016	473	$76.50	1,000	$(36,184,500)

The March 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of March 31, 2017 and 2016, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/07/17	62,503,900	1.0669	$66,687,685
Euro	UBS AG	Long	04/07/17	44,556,300	1.0669	47,538,738
Euro	Goldman Sachs International	Short	04/07/17	(337,564,325)	1.0669	(360,159,662)
Euro	UBS AG	Short	04/07/17	(326,405,600)	1.0669	(348,254,012)

Foreign Currency Forward Contracts as of March 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/08/16	89,144,000	1.1380	$101,449,638
Euro	UBS AG	Long	04/08/16	77,106,900	1.1380	87,750,910
Euro	Goldman Sachs International	Short	04/08/16	(431,465,225)	1.1380	(491,025,655)
Euro	UBS AG	Short	04/08/16	(435,284,100)	1.1380	(495,371,696)

The March 31, 2017 and 2016 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of March 31, 2017 and 2016, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/07/17	9,230,888,600	0.008982	$82,910,614
Yen	UBS AG	Long	04/07/17	5,365,757,400	0.008982	48,194,519
Yen	Goldman Sachs International	Short	04/07/17	(36,985,173,400)	0.008982	(332,195,909)
Yen	UBS AG	Short	04/07/17	(26,906,211,700)	0.008982	(241,668,016)

Foreign Currency Forward Contracts as of March 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/08/16	2,385,377,000	0.008887	$21,199,635
Yen	UBS AG	Long	04/08/16	3,131,185,600	0.008887	27,827,883
Yen	Goldman Sachs International	Short	04/08/16	(21,973,527,200)	0.008887	(195,286,011)
Yen	UBS AG	Short	04/08/16	(23,150,283,500)	0.008887	(205,744,233)

The March 31, 2017 and 2016 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Crude Oil:

As of March 31, 2017 and 2016, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2017	6,518	$50.60	1,000	$329,810,800

Swap Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$76.8714	$519,328,658
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	76.8714	345,653,639
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	76.8714	194,947,646
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	76.8714	377,419,060

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2016	10,702	$38.34	1,000	$410,314,680

Swap Agreements as of March 31, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$70.0734	$317,395,142
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	70.0734	262,836,687
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	70.0734	258,118,575
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	70.0734	89,071,976
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	70.0734	277,873,304

The March 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2017 and 2016 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Crude Oil ETF:

As of March 31, 2017, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2017	347	$50.60	1,000	$17,558,200

The March 31, 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Bloomberg Natural Gas:

As of March 31, 2017 and 2016, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2017	2,956	$3.19	10,000	$94,296,400

Futures Positions as of March 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2016	2,921	$1.96	10,000	$57,222,390

The March 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of March 31, 2017 and 2016, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2017	2	$1,251.20	100	$250,240

Forward Agreements as of March 31, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,245.09	$71,343,657
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,245.08	46,590,894
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,245.08	29,881,920
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,245.07	47,437,167

Futures Positions as of March 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2016	2	$1,235.60	100	$247,120

Forward Agreements as of March 31, 2016
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,237.11	$35,752,479
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	1,237.18	60,250,666
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,237.11	36,890,620
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,237.12	19,051,648
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,237.11	31,175,172

The March 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2017 and 2016 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 31, 2017 and 2016, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2017	2	$18.26	5,000	$182,560

Forward Agreements as of March 31, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$18.0636	$228,197,459
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	18.0638	154,152,856
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	18.0639	80,998,528
0.999 Fine Troy Ounce Silver	UBS AG	Long	18.0640	149,190,576

Futures Positions as of March 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2016	2	$15.46	5,000	$154,640

Forward Agreements as of March 31, 2016
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$15.3821	$130,793,996
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	15.3825	104,059,536
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	15.3818	132,588,040
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	15.3818	53,590,191
0.999 Fine Troy Ounce Silver	UBS AG	Long	15.3819	105,381,397

The March 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2017 and 2016 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of March 31, 2017 and 2016, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/07/17	13,386,225	1.0669	$14,282,251
Euro	UBS AG	Long	04/07/17	15,651,800	1.0669	16,699,475
Euro	Goldman Sachs International	Short	04/07/17	(544,600)	1.0669	(581,054)
Euro	UBS AG	Short	04/07/17	(1,789,700)	1.0669	(1,909,496)

Foreign Currency Forward Contracts as of March 31, 2016
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/08/16	9,584,125	1.1380	$10,907,140
Euro	UBS AG	Long	04/08/16	10,055,900	1.1380	11,444,039
Euro	Goldman Sachs International	Short	04/08/16	(208,900)	1.1380	(237,737)
Euro	UBS AG	Short	04/08/16	(166,300)	1.1380	(189,256)

The March 31, 2017 and 2016 USD market value equals the number of euros multiplied by the forward rate.

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

ProShares Ultra Yen:

As of March 31, 2017 and 2016, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/07/17	811,211,000	0.008982	$7,286,189
Yen	UBS AG	Long	04/07/17	590,611,100	0.008982	5,304,790
Yen	Goldman Sachs International	Short	04/07/17	(50,141,700)	0.008982	(450,366)
Yen	UBS AG	Short	04/07/17	(7,017,600)	0.008982	(63,031)

Foreign Currency Forward Contracts as of March 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/08/16	899,107,100	0.008887	$7,990,662
Yen	UBS AG	Long	04/08/16	536,458,900	0.008887	4,767,688
Yen	Goldman Sachs International	Short	04/08/16	(13,926,600)	0.008887	(123,770)
Yen	UBS AG	Short	04/08/16	(29,031,300)	0.008887	(258,011)

The March 31, 2017 and 2016 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Qualitative Disclosure

As described above in Item 2 in this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Short Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Each Matching VIX Fund seek investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. The Matching VIX Funds seek to achieve their stated investment objectives both over a single day and over time.

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

As described above in Item 2 in this Quarterly Report on Form 10-Q, trading in certain futures contracts or forward agreements involves each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contracts or forward agreements into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it is required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2017, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333- 146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and reallocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short- Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333- 183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333- 185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short- Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg

Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333- 187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional Shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a posteffective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333- 196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short- Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S- 1; no additional Shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. On March 1, 2017, a Registration Statement on Form S-3 (File No. 333-215930) was declared effective which removed ProShares UltraShort Gold from the Registration Statement on Form S-3 (File No. 333-213918); no additional Shares for any Fund were registered with that filing. On March 1, 2017, a Registration Statement on Form S-1 (File No. 333-215929) was declared effective which registered Shares for ProShares UltraShort Gold that were previously registered on the Registration Statement on Form S-3 (File No. 333-213918). Through the two March 1, 2017 filings, ProShares UltraShort Gold was transferred from the Form S-3 to a Form S-1. On March 22, 2017, a Registration Statement on Form S-1 (File No. 333-214904) was declared effective which registered Shares for ProShares UltraPro Bloomberg Crude Oil and ProShares UltraPro Short Bloomberg Crude Oil. On March 31, 2017, the Trust had four effective registration statements outstanding: (1) a Form S-1 Registration Statement (No. 333-215929); (2) a Form S-1 Registration Statement (No. 333-214904); (3) a Form S-1 Registration Statement (No. 333-202724); and (4) a Form S-3 Registration Statement (No. 333-215930).

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

Title of Securities Registered	Amount Registered As of 31 March, 2017	Shares Sold For the Three Months Ended 31 March, 2017	Sale Price of Shares Sold For the Three Months Ended 31 March, 2017
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,218,396,232	4,325,000	$65,697,001
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$555,231,376	125,000	$4,450,525
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,667,950,886	6,250,000	$771,316,846
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$4,694,079,481	23,990,000	$543,896,842
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$1,201,656,246	2,100,000	$71,710,751
ProShares UltraPro 3X Short Crude Oil ETF Common Units of Beneficial Interest	$1,020,000,000	200,008	$5,000,888
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$344,275,705	100,000	$2,821,806
ProShares UltraShort Gold Common Units of Beneficial Interest	$184,530,493	50,000	$4,089,610
ProShares UltraShort Silver Common Units of Beneficial Interest	$1,950,297,178	200,000	$6,462,895
ProShares Short Euro Common Units of Beneficial Interest	$153,418,934	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,955,170,892	300,000	$8,005,313
ProShares UltraShort Yen Common Units of Beneficial Interest	$727,325,326	750,000	$58,094,887
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$4,145,845,976	21,700,000	$428,942,155
ProShares UltraPro 3X Crude Oil ETF Common Units of Beneficial Interest	$1,020,000,000	200,008	$5,001,196
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$427,459,640	2,750,000	$32,218,707
ProShares Ultra Gold Common Units of Beneficial Interest	$233,768,395	300,000	$10,610,305
ProShares Ultra Silver Common Units of Beneficial Interest	$1,318,456,784	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$119,594,796	200,000	$2,808,173
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—
Total:	$24,248,955,757

(b) From January 1, 2017 through March 31, 2017, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares VIX Short-Term Futures ETF
01/01/17 to 01/31/17	450,000	$17.83
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	1,650,000	$13.36
ProShares VIX Mid-Term Futures ETF
01/01/17 to 01/31/17	25,000	$36.76
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	—	$—
ProShares Short VIX Short-Term Futures ETF
01/01/17 to 01/31/17	2,050,000	$108.12
02/01/17 to 02/28/17	2,550,000	$128.23
03/01/17 to 03/31/17	700,000	$131.59
ProShares Ultra VIX Short-Term Futures ETF*
01/01/17 to 01/31/17	5,373,721	$28.35
02/01/17 to 02/28/17	4,050,000	$20.12
03/01/17 to 03/31/17	4,200,000	$16.77
ProShares UltraShort Bloomberg Crude Oil*
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	350,000	$32.27
03/01/17 to 03/31/17	2,500,000	$37.88
ProShares UltraPro 3X Short Crude Oil ETF
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	—	$—
ProShares UltraShort Bloomberg Natural Gas
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	—	$—
ProShares UltraShort Gold
01/01/17 to 01/31/17	150,000	$85.32
02/01/17 to 02/28/17	100,000	$78.69
03/01/17 to 03/31/17	50,000	$75.90
ProShares UltraShort Silver
01/01/17 to 01/31/17	100,000	$34.87
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	100,000	$31.04
ProShares Short Euro
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	—	$—
ProShares UltraShort Australian Dollar
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	—	$—
ProShares UltraShort Euro
01/01/17 to 01/31/17	1,150,000	$26.54
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	800,000	$26.18
ProShares UltraShort Yen
01/01/17 to 01/31/17	300,000	$74.63
02/01/17 to 02/28/17	350,000	$74.72
03/01/17 to 03/31/17	500,000	$75.76
ProShares Ultra Bloomberg Crude Oil*
01/01/17 to 01/31/17	5,102,616	$22.13
02/01/17 to 02/28/17	8,450,000	$22.30
03/01/17 to 03/31/17	1,550,000	$18.31
ProShares UltraPro 3X Crude Oil ETF
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	—	$—
ProShares Ultra Bloomberg Natural Gas
01/01/17 to 01/31/17	150,000	$15.61
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	1,050,000	$11.77
ProShares Ultra Gold
01/01/17 to 01/31/17	100,000	$35.35
02/01/17 to 02/28/17	250,000	$38.43
03/01/17 to 03/31/17	200,000	$37.84
ProShares Ultra Silver
01/01/17 to 01/31/17	50,000	$35.50
02/01/17 to 02/28/17	100,000	$39.00
03/01/17 to 03/31/17	550,000	$37.95
ProShares Ultra Euro
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	50,000	$14.58
ProShares Ultra Yen
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	—	$—
03/01/17 to 03/31/17	—	$—

*	See Note 1 of the Notes to Financial Statements in this Quarterly Report on Form 10-Q regarding the reverse Share splits for ProShares Ultra VIX Short-Term Futures ETF and ProShares Ultra Bloomberg Crude Oil and the Share splits for ProShares UltraShort Bloomberg Crude Oil.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer

Date: May 9, 2017

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial Officer

Date: May 9, 2017