Form 10-Q
period 2017-06-30
ProShares Trust II
filed 2017-08-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$4,113,393	$4,536,425
Segregated cash balances with brokers for futures contracts	14,949,395	17,235,855
Short-term U.S. government and agency obligations (Note 3) (cost $138,932,838 and $147,990,045, respectively)	138,937,316	147,991,233
Receivable on open futures contracts	4,724,455	4,484,270

Total assets	162,724,559	174,247,783

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	611,490	—
Payable to Sponsor	59,975	87,637

Total liabilities	671,465	87,637

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	162,053,094	174,160,146

Total liabilities and shareholders’ equity	$162,724,559	$174,247,783

Shares outstanding (Note 1)	3,796,113	2,052,363

Net asset value per share (Note 1)	$42.69	$84.86

Market value per share (Note 1) (Note 2)	$42.52	$85.04

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.735% due 07/06/17	$42,000,000	$41,997,392
0.778% due 07/13/17†	49,000,000	48,989,519
0.776% due 07/20/17†	20,000,000	19,992,586
0.821% due 07/27/17†	7,000,000	6,996,150
0.828% due 08/24/17	4,000,000	3,994,713
0.908% due 09/07/17†	12,000,000	11,979,100
1.004% due 09/28/17	5,000,000	4,987,856

Total short-term U.S. government and agency obligations (cost $138,932,838)		$138,937,316

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2017	7,526	$92,757,950	$(1,396,895)
VIX Futures - CBOE, expires August 2017	5,474	69,382,950	287,035

			$(1,109,860)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$248,418	$134,426	$407,223	$180,575

Expenses
Management fee	313,196	520,759	622,968	735,862
Brokerage commissions and fees	45,990	100,699	79,244	153,034

Total expenses	359,186	621,458	702,212	888,896

Net investment income (loss)	(110,768)	(487,032)	(294,989)	(708,321)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(33,527,643)	(40,266,848)	(98,755,500)	(32,560,699)
Short-term U.S. government and agency obligations	134	4,833	(1,362)	2,291

Net realized gain (loss)	(33,527,509)	(40,262,015)	(98,756,862)	(32,558,408)

Change in net unrealized appreciation/depreciation on
Futures contracts	6,215,600	1,048,083	(641,208)	(15,262,292)
Short-term U.S. government and agency obligations	5,578	(9,878)	3,290	10,720

Change in net unrealized appreciation/depreciation	6,221,178	1,038,205	(637,918)	(15,251,572)

Net realized and unrealized gain (loss)	(27,306,331)	(39,223,810)	(99,394,780)	(47,809,980)

Net income (loss)	$(27,417,099)	$(39,710,842)	$(99,689,769)	$(48,518,301)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$174,160,146
Addition of 3,018,750 shares (Note 1)	155,472,291
Redemption of 1,275,000 shares (Note 1)	(67,889,574)

Net addition (redemption) of 1,743,750 shares (Note 1)	87,582,717

Net investment income (loss)	(294,989)
Net realized gain (loss)	(98,756,862)
Change in net unrealized appreciation/depreciation	(637,918)

Net income (loss)	(99,689,769)

Shareholders’ equity, at June 30, 2017	$162,053,094

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(99,689,769)	$(48,518,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,286,460	(33,123,745)
Purchases of short-term U.S. government and agency obligations	(372,565,894)	(484,764,107)
Proceeds from sales or maturities of short-term U.S government and agency obligations	382,028,962	420,739,624
Net amortization and accretion on short-term U.S government and agency obligations	(407,223)	(180,575)
Net realized gain (loss) on investments	1,362	(2,291)
Change in unrealized appreciation/depreciation on investments	(3,290)	(10,720)
Decrease (Increase) in receivable on futures contracts	(240,185)	1,263,933
Increase (Decrease) in payable to Sponsor	(27,662)	115,646
Increase (Decrease) in payable on futures contracts	611,490	3,283,738

Net cash provided by (used in) operating activities	(88,005,749)	(141,196,798)

Cash flow from financing activities
Proceeds from addition of shares	155,472,291	301,185,920
Payment on shares redeemed	(67,889,574)	(159,133,883)

Net cash provided by (used in) financing activities	87,582,717	142,052,037

Net increase (decrease) in cash	(423,032)	855,239
Cash, beginning of period	4,536,425	2,124,103

Cash, end of period	$4,113,393	$2,979,342

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$832,363	$1,155,115
Segregated cash balances with brokers for futures contracts	4,662,400	1,052,615
Short-term U.S. government and agency obligations (Note 3) (cost $24,967,693 and $45,486,489, respectively)	24,968,264	45,486,235
Receivable on open futures contracts	107,107	242,541

Total assets	30,570,134	47,936,506

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,085,020
Payable to Sponsor	19,191	32,572

Total liabilities	19,191	2,117,592

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	30,550,943	45,818,914

Total liabilities and shareholders’ equity	$30,570,134	$47,936,506

Shares outstanding	1,112,403	1,087,403

Net asset value per share	$27.46	$42.14

Market value per share (Note 2)	$27.43	$42.34

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(82% of shareholders’ equity)
U.S. Treasury Bills^^:
0.750% due 07/13/17†	$5,000,000	$4,998,931
0.917% due 08/24/17	13,000,000	12,982,818
0.907% due 09/14/17	7,000,000	6,986,515

Total short-term U.S. government and agency obligations (cost $24,967,693)		$24,968,264

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2017	391	$5,640,175	$(869,000)
VIX Futures - CBOE, expires November 2017	675	10,074,375	(771,010)
VIX Futures - CBOE, expires December 2017	675	10,243,125	(630,345)
VIX Futures - CBOE, expires January 2018	284	4,607,900	(35,900)

			$(2,306,255)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$48,327	$21,839	$92,587	$34,098

Expenses
Management fee	70,059	84,727	155,244	142,725
Brokerage commissions and fees	1,409	6,853	5,051	12,609

Total expenses	71,468	91,580	160,295	155,334

Net investment income (loss)	(23,141)	(69,741)	(67,708)	(121,236)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,047,733)	(2,943,655)	(15,215,051)	(349,195)
Short-term U.S. government and agency obligations	73	(61)	(527)	(12)

Net realized gain (loss)	(7,047,660)	(2,943,716)	(15,215,578)	(349,207)

Change in net unrealized appreciation/depreciation on
Futures contracts	2,246,125	2,047,660	(1,018,010)	(768,040)
Short-term U.S. government and agency obligations	632	(2,975)	825	1,377

Change in net unrealized appreciation/depreciation	2,246,757	2,044,685	(1,017,185)	(766,663)

Net realized and unrealized gain (loss)	(4,800,903)	(899,031)	(16,232,763)	(1,115,870)

Net income (loss)	$(4,824,044)	$(968,772)	$(16,300,471)	$(1,237,106)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$45,818,914
Addition of 175,000 shares	5,865,630
Redemption of 150,000 shares	(4,833,130)

Net addition (redemption) of 25,000 shares	1,032,500

Net investment income (loss)	(67,708)
Net realized gain (loss)	(15,215,578)
Change in net unrealized appreciation/depreciation	(1,017,185)

Net income (loss)	(16,300,471)

Shareholders’ equity, at June 30, 2017	$30,550,943

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(16,300,471)	$(1,237,106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,609,785)	(3,178,050)
Purchases of short-term U.S. government and agency obligations	(111,882,112)	(73,285,681)
Proceeds from sales or maturities of short-term U.S government and agency obligations	132,492,968	63,975,223
Net amortization and accretion on short-term U.S government and agency obligations	(92,587)	(34,098)
Net realized gain (loss) on investments	527	12
Change in unrealized appreciation/depreciation on investments	(825)	(1,377)
Decrease (Increase) in receivable on futures contracts	135,434	42,188
Increase (Decrease) in payable to Sponsor	(13,381)	10,484
Increase (Decrease) in payable on futures contracts	—	145,297

Net cash provided by (used in) operating activities	729,768	(13,563,108)

Cash flow from financing activities
Proceeds from addition of shares	5,865,630	23,209,404
Payment on shares redeemed	(6,918,150)	(7,398,044)

Net cash provided by (used in) financing activities	(1,052,520)	15,811,360

Net increase (decrease) in cash	(322,752)	2,248,252
Cash, beginning of period	1,155,115	671,791

Cash, end of period	$832,363	$2,920,043

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$7,334,125	$1,850,760
Segregated cash balances with brokers for futures contracts	97,296,685	55,323,984
Short-term U.S. government and agency obligations (Note 3) (cost $660,214,896 and $170,391,741, respectively)	660,218,440	170,396,436
Receivable from capital shares sold	48,910,135	—
Receivable on open futures contracts	19,879,950	1,059,418

Total assets	833,639,335	228,630,598

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	40,050,692	—
Payable on open futures contracts	—	325,000
Payable to Sponsor	528,220	230,211

Total liabilities	40,578,912	555,211

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	793,060,423	228,075,387

Total liabilities and shareholders’ equity	$833,639,335	$228,630,598

Shares outstanding (Note 1)	9,900,000	5,000,000

Net asset value per share (Note 1)	$80.11	$45.62

Market value per share (Note 1) (Note 2)	$80.64	$45.49

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills^^:
0.731% due 07/06/17†	$41,000,000	$40,997,454
0.746% due 07/13/17†	36,000,000	35,992,300
0.803% due 07/20/17†	61,000,000	60,977,387
0.779% due 07/27/17†	88,000,000	87,951,600
0.824% due 08/03/17†	56,000,000	55,958,526
0.803% due 08/10/17†	41,000,000	40,962,780
0.871% due 08/17/17†	50,000,000	49,943,125
0.826% due 08/24/17†	27,000,000	26,964,314
0.914% due 08/31/17†	36,000,000	35,944,834
0.922% due 09/07/17	75,000,000	74,869,372
0.917% due 09/14/17	75,000,000	74,855,520
0.998% due 10/05/17	75,000,000	74,801,228

Total short-term U.S. government and agency obligations (cost $660,214,896)		$660,218,440

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2017	36,797	$453,523,025	$(4,155,130)
VIX Futures - CBOE, expires August 2017	26,760	339,183,000	(1,634,301)

			$(5,789,431)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$1,030,436	$281,446	$1,382,694	$599,158

Expenses
Management fee	1,516,291	1,218,924	2,260,276	2,610,743
Brokerage commissions and fees	880,345	572,711	1,394,810	1,053,458

Total expenses	2,396,636	1,791,635	3,655,086	3,664,201

Net investment income (loss)	(1,366,200)	(1,510,189)	(2,272,392)	(3,065,043)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	182,934,500	77,961,366	282,827,592	(14,221,443)
Short-term U.S. government and agency obligations	(7,200)	6,052	(11,258)	(21,526)

Net realized gain (loss)	182,927,300	77,967,418	282,816,334	(14,242,969)

Change in net unrealized appreciation/depreciation on
Futures contracts	(24,640,794)	14,498,960	4,520,180	68,476,439
Short-term U.S. government and agency obligations	22,789	(41,241)	(1,151)	28,729

Change in net unrealized appreciation/depreciation	(24,618,005)	14,457,719	4,519,029	68,505,168

Net realized and unrealized gain (loss)	158,309,295	92,425,137	287,335,363	54,262,199

Net income (loss)	$156,943,095	$90,914,948	$285,062,971	$51,197,156

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$228,075,387
Addition of 29,000,000 shares (Note 1)	1,956,920,015
Redemption of 24,100,000 shares (Note 1)	(1,676,997,950)

Net addition (redemption) of 4,900,000 shares (Note 1)	279,922,065

Net investment income (loss)	(2,272,392)
Net realized gain (loss)	282,816,334
Change in net unrealized appreciation/depreciation	4,519,029

Net income (loss)	285,062,971

Shareholders’ equity, at June 30, 2017	$793,060,423

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$285,062,971	$51,197,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(41,972,701)	123,528,405
Purchases of short-term U.S. government and agency obligations	(1,954,981,505)	(1,639,616,785)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,466,529,786	1,322,269,432
Net amortization and accretion on short-term U.S government and agency obligations	(1,382,694)	(599,158)
Net realized gain (loss) on investments	11,258	21,526
Change in unrealized appreciation/depreciation on investments	1,151	(28,729)
Decrease (Increase) in receivable on futures contracts	(18,820,532)	(17,926,028)
Increase (Decrease) in payable to Sponsor	298,009	(58,432)
Increase (Decrease) in payable on futures contracts	(325,000)	(1,420,271)

Net cash provided by (used in) operating activities	(265,579,257)	(162,632,884)

Cash flow from financing activities
Proceeds from addition of shares	1,908,009,880	1,569,809,560
Payment on shares redeemed	(1,636,947,258)	(1,409,227,414)

Net cash provided by (used in) financing activities	271,062,622	160,582,146

Net increase (decrease) in cash	5,483,365	(2,050,738)
Cash, beginning of period	1,850,760	5,150,976

Cash, end of period	$7,334,125	$3,100,238

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,557,473	$10,969,955
Segregated cash balances with brokers for futures contracts	39,213,145	71,363,625
Short-term U.S. government and agency obligations (Note 3) (cost $356,160,031 and $434,676,067, respectively)	356,168,275	434,671,795
Receivable from capital shares sold	6,882,380	—
Receivable on open futures contracts	28,939,641	35,967,191

Total assets	433,760,914	552,972,566

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	52,277,791	36,789,539
Payable on open futures contracts	2,445,960	—
Payable to Sponsor	322,527	424,273

Total liabilities	55,046,278	37,213,812

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	378,714,636	515,758,754

Total liabilities and shareholders’ equity	$433,760,914	$552,972,566

Shares outstanding (Note 1)	9,631,952	2,965,383

Net asset value per share (Note 1)	$39.32	$173.93

Market value per share (Note 1) (Note 2)	$38.96	$175.00

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills^^:
0.794% due 07/06/17	$31,778,000	$31,776,026
0.756% due 07/13/17†	97,000,000	96,979,252
0.815% due 07/20/17†	64,658,000	64,634,031
0.817% due 07/27/17†	22,000,000	21,987,900
0.901% due 08/03/17	4,000,000	3,997,037
0.803% due 08/10/17†	26,000,000	25,976,397
0.871% due 08/17/17	10,000,000	9,988,625
0.861% due 08/24/17†	32,000,000	31,957,706
0.918% due 08/31/17†	11,000,000	10,983,144
0.913% due 09/07/17†	23,000,000	22,959,941
0.907% due 09/14/17†	15,000,000	14,971,104
0.954% due 09/21/17†	20,000,000	19,957,112

Total short-term U.S. government and agency obligations (cost $356,160,031)		$356,168,275

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2017	35,168	$433,445,600	$(7,365,934)
VIX Futures - CBOE, expires August 2017	25,576	324,175,800	1,118,465

			$(6,247,469)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$595,569	$527,858	$966,554	$826,663

Expenses
Management fee	918,110	2,169,397	1,839,772	3,381,298
Brokerage commissions and fees	901,683	1,390,754	1,668,516	2,126,665

Total expenses	1,819,793	3,560,151	3,508,288	5,507,963

Net investment income (loss)	(1,224,224)	(3,032,293)	(2,541,734)	(4,681,300)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(153,988,983)	(535,337,385)	(519,504,171)	(524,131,767)
Short-term U.S. government and agency obligations	1,564	35,562	(20,751)	8,594

Net realized gain (loss)	(153,987,419)	(535,301,823)	(519,524,922)	(524,123,173)

Change in net unrealized appreciation/depreciation on
Futures contracts	30,318,423	33,204,771	1,724,768	(190,137,467)
Short-term U.S. government and agency obligations	11,633	(155,699)	12,516	(18,563)

Change in net unrealized appreciation/depreciation	30,330,056	33,049,072	1,737,284	(190,156,030)

Net realized and unrealized gain (loss)	(123,657,363)	(502,252,751)	(517,787,638)	(714,279,203)

Net income (loss)	$(124,881,587)	$(505,285,044)	$(520,329,372)	$(718,960,503)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$515,758,754
Addition of 17,785,000 shares (Note 1)	1,120,950,535
Redemption of 11,118,431 shares (Note 1)	(737,665,281)

Net addition (redemption) of 6,666,569 shares (Note 1)	383,285,254

Net investment income (loss)	(2,541,734)
Net realized gain (loss)	(519,524,922)
Change in net unrealized appreciation/depreciation	1,737,284

Net income (loss)	(520,329,372)

Shareholders’ equity, at June 30, 2017	$378,714,636

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(520,329,372)	$(718,960,503)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	32,150,480	(172,839,836)
Purchases of short-term U.S. government and agency obligations	(1,436,930,485)	(2,754,500,336)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,516,392,324	2,686,687,418
Net amortization and accretion on short-term U.S government and agency obligations	(966,554)	(820,758)
Net realized gain (loss) on investments	20,751	(8,594)
Change in unrealized appreciation/depreciation on investments	(12,516)	18,563
Decrease (Increase) in receivable on futures contracts	7,027,550	17,995,478
Increase (Decrease) in payable to Sponsor	(101,746)	260,571
Increase (Decrease) in payable on futures contracts	2,445,960	109,234,928

Net cash provided by (used in) operating activities	(400,303,608)	(832,933,069)

Cash flow from financing activities
Proceeds from addition of shares	1,114,068,155	2,526,901,881
Payment on shares redeemed	(722,177,029)	(1,697,724,402)

Net cash provided by (used in) financing activities	391,891,126	829,177,479

Net increase (decrease) in cash	(8,412,482)	(3,755,590)
Cash, beginning of period	10,969,955	9,081,964

Cash, end of period	$2,557,473	$5,326,374

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,471,643	$2,715,772
Segregated cash balances with brokers for futures contracts	2,799,500	4,931,520
Short-term U.S. government and agency obligations (Note 3) (cost $101,937,156 and $205,694,828, respectively)	101,940,269	205,694,385
Unrealized appreciation on swap agreements	12,252,695	—
Receivable from capital shares sold	4,344,275	—

Total assets	122,808,382	213,341,677

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,523,087	13,602
Payable to Sponsor	109,997	162,891
Unrealized depreciation on swap agreements	—	12,206,881

Total liabilities	1,633,084	12,383,374

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	121,175,298	200,958,303

Total liabilities and shareholders’ equity	$122,808,382	$213,341,677

Shares outstanding	2,789,884	6,339,884

Net asset value per share	$43.43	$31.70

Market value per share (Note 2)	$43.21	$31.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills^^:
0.758% due 07/06/17†	$21,000,000	$20,998,696
0.758% due 07/13/17†	11,000,000	10,997,647
0.794% due 07/20/17†	18,000,000	17,993,327
0.876% due 08/03/17†	24,000,000	23,982,226
0.803% due 08/10/17†	13,000,000	12,988,199
0.870% due 08/24/17†	15,000,000	14,980,174

Total short-term U.S. government and agency obligations (cost $101,937,156)		$101,940,269

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires September 2017	1,018	$47,123,220	$(841,763)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	(0.18)%	07/07/17	$(78,374,318)	$3,917,917
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	(0.25)	07/07/17	(48,374,448)	3,686,141
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	(0.25)	07/07/17	(11,656,686)	602,764
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	(0.25)	07/07/17	(56,894,461)	4,045,873

				$12,252,695

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2017, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$280,496	$144,387	$539,542	$233,499

Expenses
Management fee	381,832	516,946	917,856	885,196
Brokerage commissions and fees	19,058	39,895	32,780	97,759

Total expenses	400,890	556,841	950,636	982,955

Net investment income (loss)	(120,394)	(412,454)	(411,094)	(749,456)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	16,112,079	(32,306,031)	18,645,592	(8,548,396)
Swap agreements	44,264,125	(77,193,275)	40,580,745	(78,629,312)
Short-term U.S. government and agency obligations	(1,875)	6,052	(1,483)	(8,594)

Net realized gain (loss)	60,374,329	(109,493,254)	59,224,854	(87,186,302)

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,670,019)	15,218,108	585,052	(2,244,033)
Swap agreements	(10,225,187)	4,704,116	24,459,576	5,396,294
Short-term U.S. government and agency obligations	14,136	(18,960)	3,556	13,857

Change in net unrealized appreciation/depreciation	(14,881,070)	19,903,264	25,048,184	3,166,118

Net realized and unrealized gain (loss)	45,493,259	(89,589,990)	84,273,038	(84,020,184)

Net income (loss)	$45,372,865	$(90,002,444)	$83,861,944	$(84,769,640)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$200,958,303
Addition of 5,300,000 shares	197,057,435
Redemption of 8,850,000 shares	(360,702,384)

Net addition (redemption) of (3,550,000) shares	(163,644,949)

Net investment income (loss)	(411,094)
Net realized gain (loss)	59,224,854
Change in net unrealized appreciation/depreciation	25,048,184

Net income (loss)	83,861,944

Shareholders’ equity, at June 30, 2017	$121,175,298

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$83,861,944	$(84,769,640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,132,020	4,862,330
Purchases of short-term U.S. government and agency obligations	(538,411,241)	(644,528,972)
Proceeds from sales or maturities of short-term U.S government and agency obligations	642,706,972	581,449,984
Net amortization and accretion on short-term U.S government and agency obligations	(539,542)	(233,499)
Net realized gain (loss) on investments	1,483	8,594
Change in unrealized appreciation/depreciation on investments	(24,463,132)	(5,410,151)
Decrease (Increase) in receivable on futures contracts	—	(688,575)
Increase (Decrease) in payable to Sponsor	(52,894)	64,755
Increase (Decrease) in brokerage commissions and fees payable	—	(5,046)
Increase (Decrease) in payable on futures contracts	1,509,485	(850,883)

Net cash provided by (used in) operating activities	166,745,095	(150,101,103)

Cash flow from financing activities
Proceeds from addition of shares	192,713,160	675,203,153
Payment on shares redeemed	(360,702,384)	(524,685,000)

Net cash provided by (used in) financing activities	(167,989,224)	150,518,153

Net increase (decrease) in cash	(1,244,129)	417,050
Cash, beginning of period	2,715,772	598,645

Cash, end of period	$1,471,643	$1,015,695

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF FINANCIAL CONDITION

June 30, 2017 (unaudited)
Assets
Cash	$4,742,795
Segregated cash balances with brokers for futures contracts	943,250
Offering costs (Note 5)	108,555
Limitation by Sponsor	22,116

Total assets	5,816,716

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	376,001
Payable for offering costs	148,400

Total liabilities	524,401

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,292,315

Total liabilities and shareholders’ equity	$5,816,716

Shares outstanding	200,008

Net asset value per share	$26.46

Market value per share (Note 2)	$26.24

*	Since the Fund’s inception date was January 13, 2017, the Statement of Financial Condition as of December 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires September 2017	343	$15,877,470	$(245,274)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2017	January 13, 2017 (Inception) through June 30, 2017
Investment Income
Expenses
Brokerage commissions and fees	$6,949	$7,901
Offering costs	36,999	39,845
Limitation by Sponsor	(20,149)	(22,116)

Total expenses	23,799	25,630

Net investment income (loss)	(23,799)	(25,630)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,878,109	1,772,343

Net realized gain (loss)	1,878,109	1,772,343

Change in net unrealized appreciation/depreciation on
Futures contracts	416,232	(245,274)

Change in net unrealized appreciation/depreciation	416,232	(245,274)

Net realized and unrealized gain (loss)	2,294,341	1,527,069

Net income (loss)	$2,270,542	$1,501,439

*	Since the Fund’s inception date was January 13, 2017, the Statements of Operations for the three and six months ended June 30, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 13, 2017 (INCEPTION) TO JUNE 30, 2017

(unaudited)

Shareholders’ equity, at January 13, 2017 (Inception)	$—
Addition of 350,008 shares	8,281,419
Redemption of 150,000 shares	(4,490,543)

Net addition (redemption) of 200,008 shares	3,790,876

Net investment income (loss)	(25,630)
Net realized gain (loss)	1,772,343
Change in net unrealized appreciation/depreciation	(245,274)

Net income (loss)	1,501,439

Shareholders’ equity, at June 30, 2017	$5,292,315

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF CASH FLOWS

(unaudited)

January 13, 2017 (Inception) through June 30, 2017
Cash flow from operating activities
Net income (loss)	$1,501,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(943,250)
Decrease (Increase) in Limitation by Sponsor	(22,116)
Change in offering cost	(108,555)
Increase (Decrease) in payable on futures contracts	376,001
Increase (Decrease) in payable for offering costs	148,400

Net cash provided by (used in) operating activities	951,919

Cash flow from financing activities
Proceeds from addition of shares	8,281,419
Payment on shares redeemed	(4,490,543)

Net cash provided by (used in) financing activities	3,790,876

Net increase (decrease) in cash	4,742,795
Cash, beginning of period	—

Cash, end of period	$4,742,795

*	Since the Fund’s inception date was January 13, 2017, the Statement of Cash Flows for the six months ended June 30, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$3,440,930	$326,631
Segregated cash balances with brokers for futures contracts	1,001,220	710,655
Short-term U.S. government and agency obligations (Note 3) (cost $2,996,378 and $2,899,188, respectively)	2,996,035	2,899,151
Receivable on open futures contracts	23,228	105,872

Total assets	7,461,413	4,042,309

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and fees payable	—	144
Payable to Sponsor	5,446	3,371

Total liabilities	5,446	3,515

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,455,967	4,038,794

Total liabilities and shareholders’ equity	$7,461,413	$4,042,309

Shares outstanding	224,832	174,832

Net asset value per share	$33.16	$23.10

Market value per share (Note 2)	$33.33	$23.05

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills^^:
0.807% due 08/24/17	$3,000,000	$2,996,035

Total short-term U.S. government and agency obligations (cost $2,996,378)		$2,996,035

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas—NYMEX September 2017	492	$14,912,520	$(266,680)

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$9,532	$4,550	$14,473	$14,118

Expenses
Management fee	17,846	20,104	33,091	57,023
Brokerage commissions and fees	6,845	16,355	12,357	45,302

Total expenses	24,691	36,459	45,448	102,325

Net investment income (loss)	(15,159)	(31,909)	(30,975)	(88,207)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	49,239	(3,556,836)	1,907,620	557,513
Short-term U.S. government and agency obligations	—	1,894	(259)	3,004

Net realized gain (loss)	49,239	(3,554,942)	1,907,361	560,517

Change in net unrealized appreciation/depreciation on
Futures contracts	881,105	(13,486)	215,351	2,090,582
Short-term U.S. government and agency obligations	(181)	(721)	(306)	86

Change in net unrealized appreciation/depreciation	880,924	(14,207)	215,045	2,090,668

Net realized and unrealized gain (loss)	930,163	(3,569,149)	2,122,406	2,651,185

Net income (loss)	$915,004	$(3,601,058)	$2,091,431	$2,562,978

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$4,038,794
Addition of 150,000 shares	4,625,005
Redemption of 100,000 shares	(3,299,263)

Net addition (redemption) of 50,000 shares	1,325,742

Net investment income (loss)	(30,975)
Net realized gain (loss)	1,907,361
Change in net unrealized appreciation/depreciation	215,045

Net income (loss)	2,091,431

Shareholders’ equity, at June 30, 2017	$7,455,967

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$2,091,431	$2,562,978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(290,565)	1,719,410
Purchases of short-term U.S. government and agency obligations	(13,982,114)	(32,506,214)
Proceeds from sales or maturities of short-term U.S government and agency obligations	13,899,138	38,452,855
Net amortization and accretion on short-term U.S government and agency obligations	(14,473)	(14,118)
Net realized gain (loss) on investments	259	(3,004)
Change in unrealized appreciation/depreciation on investments	306	(86)
Decrease (Increase) in receivable on futures contracts	82,644	—
Increase (Decrease) in payable to Sponsor	2,075	(5,383)
Increase (Decrease) in brokerage commissions and fees payable	(144)	(1,227)
Increase (Decrease) in payable on futures contracts	—	(663,370)

Net cash provided by (used in) operating activities	1,788,557	9,541,841

Cash flow from financing activities
Proceeds from addition of shares	4,625,005	22,431,178
Payment on shares redeemed	(3,299,263)	(32,906,047)

Net cash provided by (used in) financing activities	1,325,742	(10,474,869)

Net increase (decrease) in cash	3,114,299	(933,028)
Cash, beginning of period	326,631	1,099,140

Cash, end of period	$3,440,930	$166,112

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$333,520	$120,840
Segregated cash balances with brokers for futures contracts	8,690	13,200
Short-term U.S. government and agency obligations (Note 3) (cost $34,948,428 and $60,540,275, respectively)	34,947,973	60,540,555
Unrealized appreciation on forward agreements	2,655,979	3,033,566
Receivable on open futures contracts	700	1,280

Total assets	37,946,862	63,709,441

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	27,499	55,794

Total liabilities	27,499	55,794

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	37,919,363	63,653,647

Total liabilities and shareholders’ equity	$37,946,862	$63,709,441

Shares outstanding	496,978	696,978

Net asset value per share	$76.30	$91.33

Market value per share (Note 2)	$76.37	$90.54

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills^^:
0.834% due 08/03/17†	$11,000,000	$10,991,853
0.807% due 08/24/17†	3,000,000	2,996,035
0.908% due 09/07/17	10,000,000	9,982,583
0.907% due 09/14/17	5,000,000	4,990,368
0.954% due 09/21/17†	6,000,000	5,987,134

Total short-term U.S. government and agency obligations (cost $34,948,428)		$34,947,973

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures—COMEX, expires August 2017	2	$248,460	$(3,020)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.995 Fine Troy Ounce Gold	(1.10)%	07/07/17	$(20,600)	$(25,596,118)	$923,664
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.88)	07/07/17	(16,598)	(20,623,347)	739,767
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.83)	07/07/17	(4,800)	(5,964,096)	259,230
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.90)	07/07/17	(18,850)	(23,421,502)	733,318

					$2,655,979

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$64,930	$45,076	$116,347	$74,265

Expenses
Management fee	83,084	159,878	181,359	305,990
Brokerage commissions and fees	10	8	29	25

Total expenses	83,094	159,886	181,388	306,015

Net investment income (loss)	(18,164)	(114,810)	(65,041)	(231,750)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,321)	(2,040)	5,759	(38,480)
Forward agreements	(3,420,316)	(254,589)	(8,300,556)	(19,630,156)
Short-term U.S. government and agency obligations	(71)	206	(1,072)	(943)

Net realized gain (loss)	(3,423,708)	(256,423)	(8,295,869)	(19,669,579)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,740	(14,480)	(22,000)	(12,820)
Forward agreements	3,805,355	(9,905,391)	(377,587)	(9,989,782)
Short-term U.S. government and agency obligations	(938)	(10,366)	(735)	4,298

Change in net unrealized appreciation/depreciation	3,810,157	(9,930,237)	(400,322)	(9,998,304)

Net realized and unrealized gain (loss)	386,449	(10,186,660)	(8,696,191)	(29,667,883)

Net income (loss)	$368,285	$(10,301,470)	$(8,761,232)	$(29,899,633)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$63,653,647
Addition of 250,000 shares	18,960,067
Redemption of 450,000 shares	(35,933,119)

Net addition (redemption) of (200,000) shares	(16,973,052)

Net investment income (loss)	(65,041)
Net realized gain (loss)	(8,295,869)
Change in net unrealized appreciation/depreciation	(400,322)

Net income (loss)	(8,761,232)

Shareholders’ equity, at June 30, 2017	$37,919,363

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(8,761,232)	$(29,899,633)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,510	79,150
Decrease (Increase) in segregated cash balances with brokers for forward agreements	—	(501,000)
Purchases of short-term U.S. government and agency obligations	(98,854,629)	(146,296,845)
Proceeds from sales or maturities of short-term U.S government and agency obligations	124,561,735	155,730,448
Net amortization and accretion on short-term U.S government and agency obligations	(116,331)	(74,265)
Net realized gain (loss) on investments	1,072	943
Change in unrealized appreciation/depreciation on investments	378,322	9,985,484
Decrease (Increase) in receivable on futures contracts	580	(1,260)
Increase (Decrease) in payable to Sponsor	(28,295)	(9,501)
Increase (Decrease) in payable on futures contracts	—	(80)

Net cash provided by (used in) operating activities	17,185,732	(10,986,559)

Cash flow from financing activities
Proceeds from addition of shares	18,960,067	58,266,824
Payment on shares redeemed	(35,933,119)	(47,301,845)

Net cash provided by (used in) financing activities	(16,973,052)	10,964,979

Net increase (decrease) in cash	212,680	(21,580)
Cash, beginning of period	120,840	151,638

Cash, end of period	$333,520	$130,058

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$4,905,398	$86,051
Segregated cash balances with brokers for futures contracts	11,000	14,300
Segregated cash balances with brokers for forward agreements	738,500	—
Short-term U.S. government and agency obligations (Note 3) (cost $14,988,085 and $21,549,766, respectively)	14,988,576	21,550,319
Unrealized appreciation on forward agreements	2,548,749	1,384,246
Receivable on open futures contracts	270	2,290

Total assets	23,192,493	23,037,206

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	16,944	19,550

Total liabilities	16,944	19,550

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,175,549	23,017,656

Total liabilities and shareholders’ equity	$23,192,493	$23,037,206

Shares outstanding	666,976	616,976

Net asset value per share	$34.75	$37.31

Market value per share (Note 2)	$34.09	$38.76

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(65% of shareholders’ equity)
U.S. Treasury Bills^^:
0.789% due 07/06/17†	$3,000,000	$2,999,814
0.749% due 07/20/17†	4,000,000	3,998,517
0.793% due 07/27/17†	2,000,000	1,998,900
0.861% due 08/03/17†	3,000,000	2,997,778
0.954% due 09/21/17	3,000,000	2,993,567

Total short-term U.S. government and agency obligations (cost $14,988,085)		$14,988,576

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures—COMEX, expires September 2017	2	$166,270	$2,380

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.999 Fine Troy Ounce Silver	(1.20)%	07/07/17	$(1,067,000)	$(17,577,758)	$911,231
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(1.00)	07/07/17	(614,500)	(10,123,150)	675,652
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(0.94)	07/07/17	(156,000)	(2,569,913)	171,589
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.97)	07/07/17	(966,000)	(15,913,787)	790,277

					$2,548,749

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$36,403	$29,058	$58,906	$48,742

Expenses
Management fee	50,752	99,330	96,805	194,741
Brokerage commissions and fees	19	17	29	25

Total expenses	50,771	99,347	96,834	194,766

Net investment income (loss)	(14,368)	(70,289)	(37,928)	(146,024)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	12,900	(16,550)	20,550	(29,400)
Forward agreements	618,212	(6,424,268)	(2,246,699)	(11,759,922)
Short-term U.S. government and agency obligations	(20)	589	(144)	(2,372)

Net realized gain (loss)	631,092	(6,440,229)	(2,226,293)	(11,791,694)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,790	(14,090)	(24,930)	(18,150)
Forward agreements	3,017,592	(9,526,266)	1,164,503	(13,756,304)
Short-term U.S. government and agency obligations	376	(4,305)	(62)	1,465

Change in net unrealized appreciation/depreciation	3,022,758	(9,544,661)	1,139,511	(13,772,989)

Net realized and unrealized gain (loss)	3,653,850	(15,984,890)	(1,086,782)	(25,564,683)

Net income (loss)	$3,639,482	$(16,055,179)	$(1,124,710)	$(25,710,707)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$23,017,656
Addition of 500,000 shares	16,158,593
Redemption of 450,000 shares	(14,875,990)

Net addition (redemption) of 50,000 shares	1,282,603

Net investment income (loss)	(37,928)
Net realized gain (loss)	(2,226,293)
Change in net unrealized appreciation/depreciation	1,139,511

Net income (loss)	(1,124,710)

Shareholders’ equity, at June 30, 2017	$23,175,549

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,124,710)	$(25,710,707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,300	880
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(738,500)	—
Purchases of short-term U.S. government and agency obligations	(62,933,625)	(87,581,881)
Proceeds from sales or maturities of short-term U.S government and agency obligations	69,554,048	99,261,715
Net amortization and accretion on short-term U.S government and agency obligations	(58,886)	(48,742)
Net realized gain (loss) on investments	144	2,372
Change in unrealized appreciation/depreciation on investments	(1,164,441)	13,754,839
Decrease (Increase) in receivable on futures contracts	2,020	390
Increase (Decrease) in payable to Sponsor	(2,606)	(17,255)
Increase (Decrease) in payable on futures contracts	—	2,160

Net cash provided by (used in) operating activities	3,536,744	(336,229)

Cash flow from financing activities
Proceeds from addition of shares	16,158,593	50,115,414
Payment on shares redeemed	(14,875,990)	(48,325,425)

Net cash provided by (used in) financing activities	1,282,603	1,789,989

Net increase (decrease) in cash	4,819,347	1,453,760
Cash, beginning of period	86,051	514,784

Cash, end of period	$4,905,398	$1,968,544

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,269,918	$2,292,012
Segregated cash balances with brokers for futures contracts	168,630	402,600
Short-term U.S. government and agency obligations (Note 3) (cost $8,993,712 and $13,164,807, respectively)	8,993,811	13,164,828
Receivable on open futures contracts	11,406	—

Total assets	10,443,765	15,859,440

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	76,666
Payable to Sponsor	9,773	12,686

Total liabilities	9,773	89,352

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,433,992	15,770,088

Total liabilities and shareholders’ equity	$10,443,765	$15,859,440

Shares outstanding	250,000	350,000

Net asset value per share	$41.74	$45.06

Market value per share (Note 2)	$41.71	$45.12

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.813% due 07/20/17	$6,000,000	$5,997,776
0.828% due 08/24/17	3,000,000	2,996,035

Total short-term U.S. government and agency obligations (cost $8,993,712)		$8,993,811

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures—CME, expires September 2017	73	$10,463,638	$(185,581)

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$22,784	$8,531	$38,480	$14,669

Expenses
Management fee	34,086	38,959	70,653	79,492
Brokerage commissions and fees	453	679	1,103	1,429

Total expenses	34,539	39,638	71,756	80,921

Net investment income (loss)	(11,755)	(31,107)	(33,276)	(66,252)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(817,763)	(472,606)	(735,506)	(526,800)
Short-term U.S. government and agency obligations	(277)	—	(277)	33

Net realized gain (loss)	(818,040)	(472,606)	(735,783)	(526,767)

Change in net unrealized appreciation/depreciation on
Futures contracts	(65,818)	926,538	(318,481)	218,031
Short-term U.S. government and agency obligations	(231)	(1,087)	78	387

Change in net unrealized appreciation/depreciation	(66,049)	925,451	(318,403)	218,418

Net realized and unrealized gain (loss)	(884,089)	452,845	(1,054,186)	(308,349)

Net income (loss)	$(895,844)	$421,738	$(1,087,462)	$(374,601)

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$15,770,088
Redemption of 100,000 shares	(4,248,634)

Net addition (redemption) of (100,000) shares	(4,248,634)

Net investment income (loss)	(33,276)
Net realized gain (loss)	(735,783)
Change in net unrealized appreciation/depreciation	(318,403)

Net income (loss)	(1,087,462)

Shareholders’ equity, at June 30, 2017	$10,433,992

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,087,462)	$(374,601)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	233,970	6,517
Purchases of short-term U.S. government and agency obligations	(39,955,220)	(29,469,778)
Proceeds from sales or maturities of short-term U.S government and agency obligations	44,164,518	29,851,934
Net amortization and accretion on short-term U.S government and agency obligations	(38,480)	(14,669)
Net realized gain (loss) on investments	277	(33)
Change in unrealized appreciation/depreciation on investments	(78)	(387)
Decrease (Increase) in receivable on futures contracts	(11,406)	37,341
Increase (Decrease) in payable to Sponsor	(2,913)	(948)
Increase (Decrease) in payable on futures contracts	(76,666)	—

Net cash provided by (used in) operating activities	3,226,540	35,376

Cash flow from financing activities
Proceeds from addition of shares	—	2,109,382
Payment on shares redeemed	(4,248,634)	(2,120,031)

Net cash provided by (used in) financing activities	(4,248,634)	(10,649)

Net increase (decrease) in cash	(1,022,094)	24,727
Cash, beginning of period	2,292,012	1,783,802

Cash, end of period	$1,269,918	$1,808,529

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,558,681	$2,834,389
Segregated cash balances with brokers for futures contracts	446,160	914,760
Short-term U.S. government and agency obligations (Note 3) (cost $9,995,712 and $12,909,895, respectively)	9,996,293	12,909,619

Total assets	12,001,134	16,658,768

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	15,600	32,340
Payable to Sponsor	10,560	12,955

Total liabilities	26,160	45,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	11,974,974	16,613,473

Total liabilities and shareholders’ equity	$12,001,134	$16,658,768

Shares outstanding	250,000	300,000

Net asset value per share	$47.90	$55.38

Market value per share (Note 2)	$47.80	$55.24

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills^^:
0.813% due 07/20/17	$10,000,000	$9,996,293

Total short-term U.S. government and agency obligations (cost $9,995,712)		$9,996,293

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures—CME, expires September 2017	312	$23,946,000	$(458,310)

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$21,253	$12,258	$35,524	$20,043

Expenses
Management fee	34,714	44,642	69,846	93,486
Brokerage commissions and fees	2,065	3,774	4,533	7,744

Total expenses	36,779	48,416	74,379	101,230

Net investment income (loss)	(15,526)	(36,158)	(38,855)	(81,187)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	64,976	(455,053)	(467,251)	(2,143,492)
Short-term U.S. government and agency obligations	(155)	219	(155)	219

Net realized gain (loss)	64,821	(454,834)	(467,406)	(2,143,273)

Change in net unrealized appreciation/depreciation on
Futures contracts	(208,036)	1,177,517	(1,640,650)	475,987
Short-term U.S. government and agency obligations	570	(1,319)	857	1,513

Change in net unrealized appreciation/depreciation	(207,466)	1,176,198	(1,639,793)	477,500

Net realized and unrealized gain (loss)	(142,645)	721,364	(2,107,199)	(1,665,773)

Net income (loss)	$(158,171)	$685,206	$(2,146,054)	$(1,746,960)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$16,613,473
Redemption of 50,000 shares	(2,492,445)

Net addition (redemption) of (50,000) shares	(2,492,445)

Net investment income (loss)	(38,855)
Net realized gain (loss)	(467,406)
Change in net unrealized appreciation/depreciation	(1,639,793)

Net income (loss)	(2,146,054)

Shareholders’ equity, at June 30, 2017	$11,974,974

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(2,146,054)	$(1,746,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	468,600	(936,895)
Purchases of short-term U.S. government and agency obligations	(48,960,668)	(21,186,216)
Proceeds from sales or maturities of short-term U.S government and agency obligations	51,910,220	23,690,750
Net amortization and accretion on short-term U.S government and agency obligations	(35,524)	(20,043)
Net realized gain (loss) on investments	155	(219)
Change in unrealized appreciation/depreciation on investments	(857)	(1,513)
Decrease (Increase) in receivable on futures contracts	—	52,491
Increase (Decrease) in payable to Sponsor	(2,395)	(1,942)
Increase (Decrease) in payable on futures contracts	(16,740)	24,787

Net cash provided by (used in) operating activities	1,216,737	(125,760)

Cash flow from financing activities
Payment on shares redeemed	(2,492,445)	(314)

Net cash provided by (used in) financing activities	(2,492,445)	(314)

Net increase (decrease) in cash	(1,275,708)	(126,074)
Cash, beginning of period	2,834,389	1,958,996

Cash, end of period	$1,558,681	$1,832,922

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$585,186	$2,916,502
Short-term U.S. government and agency obligations (Note 3) (cost $242,820,951 and $337,373,566, respectively)	242,826,389	337,375,787
Unrealized appreciation on foreign currency forward contracts	810,212	16,519,070

Total assets	244,221,787	356,811,359

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,771,472
Payable to Sponsor	195,229	291,098
Unrealized depreciation on foreign currency forward contracts	7,013,652	356,139

Total liabilities	7,208,881	7,418,709

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	237,012,906	349,392,650

Total liabilities and shareholders’ equity	$244,221,787	$356,811,359

Shares outstanding	10,250,000	12,900,000

Net asset value per share	$23.12	$27.08

Market value per share (Note 2)	$23.12	$27.08

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills^^:
0.784% due 07/06/17†	$36,000,000	$35,997,764
0.785% due 07/13/17†	47,000,000	46,989,947
0.818% due 07/20/17†	60,000,000	59,977,758
0.864% due 07/27/17	21,000,000	20,988,450
0.832% due 08/24/17†	45,000,000	44,940,523
0.908% due 09/07/17	15,000,000	14,973,875
0.907% due 09/14/17	5,000,000	4,990,368
0.954% due 09/21/17†	6,000,000	5,987,134
1.004% due 09/28/17	8,000,000	7,980,570

Total short-term U.S. government and agency obligations (cost $242,820,951)		$242,826,389

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/07/17	50,410,500	$57,577,190	$810,212
Euro with UBS AG	07/07/17	10,265,000	11,724,340	(1,437)

				$808,775

Contracts to Sell
Euro with Goldman Sachs International	07/07/17	(259,346,725)	$(296,217,173)	$(3,884,633)
Euro with UBS AG	07/07/17	(216,746,100)	(247,560,161)	(3,127,582)

				$(7,012,215)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$508,339	$255,428	$893,083	$516,867

Expenses
Management fee	633,812	921,922	1,377,577	1,988,314

Total expenses	633,812	921,922	1,377,577	1,988,314

Net investment income (loss)	(125,473)	(666,494)	(484,494)	(1,471,447)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(36,508,674)	(26,140,318)	(20,829,055)	(55,054,450)
Short-term U.S. government and agency obligations	(837)	6,294	(2,462)	(1,618)

Net realized gain (loss)	(36,509,511)	(26,134,024)	(20,831,517)	(55,056,068)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	1,694,586	45,156,342	(22,366,371)	32,953,944
Short-term U.S. government and agency obligations	9,774	(62,232)	3,217	31,042

Change in net unrealized appreciation/depreciation	1,704,360	45,094,110	(22,363,154)	32,984,986

Net realized and unrealized gain (loss)	(34,805,151)	18,960,086	(43,194,671)	(22,071,082)

Net income (loss)	$(34,930,624)	$18,293,592	$(43,679,165)	$(23,542,529)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$349,392,650
Addition of 450,000 shares	11,821,984
Redemption of 3,100,000 shares	(80,522,563)

Net addition (redemption) of (2,650,000) shares	(68,700,579)

Net investment income (loss)	(484,494)
Net realized gain (loss)	(20,831,517)
Change in net unrealized appreciation/depreciation	(22,363,154)

Net income (loss)	(43,679,165)

Shareholders’ equity, at June 30, 2017	$237,012,906

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(43,679,165)	$(23,542,529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	—	(15,803,000)
Purchases of short-term U.S. government and agency obligations	(907,040,479)	(665,608,389)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,002,483,715	845,593,256
Net amortization and accretion on short-term U.S government and agency obligations	(893,083)	(516,867)
Net realized gain (loss) on investments	2,462	1,618
Change in unrealized appreciation/depreciation on investments	22,363,154	(32,984,986)
Increase (Decrease) in payable to Sponsor	(95,869)	(117,845)

Net cash provided by (used in) operating activities	73,140,735	107,021,258

Cash flow from financing activities
Proceeds from addition of shares	11,821,984	10,558,897
Payment on shares redeemed	(87,294,035)	(127,770,211)

Net cash provided by (used in) financing activities	(75,472,051)	(117,211,314)

Net increase (decrease) in cash	(2,331,316)	(10,190,056)
Cash, beginning of period	2,916,502	10,372,583

Cash, end of period	$585,186	$182,527

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$212,590	$3,166,988
Short-term U.S. government and agency obligations (Note 3) (cost $160,904,345 and $257,103,135, respectively)	160,907,022	257,102,313
Unrealized appreciation on foreign currency forward contracts	10,340,251	16,870,357

Total assets	171,459,863	277,139,658

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	133,848	232,491
Unrealized depreciation on foreign currency forward contracts	1,009,863	125,420

Total liabilities	1,143,711	357,911

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	170,316,152	276,781,747

Total liabilities and shareholders’ equity	$171,459,863	$277,139,658

Shares outstanding	2,299,290	3,449,290

Net asset value per share	$74.07	$80.24

Market value per share (Note 2)	$74.05	$80.25

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.784% due 07/06/17†	$36,000,000	$35,997,764
0.758% due 07/13/17†	25,000,000	24,994,653
0.810% due 07/20/17†	53,000,000	52,980,353
0.839% due 08/24/17†	41,000,000	40,945,810
0.907% due 09/14/17†	6,000,000	5,988,442

Total short-term U.S. government and agency obligations (cost $160,904,345)		$160,907,022

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/07/17	3,810,442,000	$33,877,771	$(843,357)
Yen with UBS AG	07/07/17	948,807,900	8,435,635	(166,506)

				$(1,009,863)

Contracts to Sell
Yen with Goldman Sachs International	07/07/17	(23,235,467,800)	$(206,581,246)	$5,573,347
Yen with UBS AG	07/07/17	(19,833,775,700)	(176,337,578)	4,766,904

				$10,340,251

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$360,252	$104,491	$683,531	$172,839

Expenses
Management fee	457,413	429,269	1,092,436	898,414

Total expenses	457,413	429,269	1,092,436	898,414

Net investment income (loss)	(97,161)	(324,778)	(408,905)	(725,575)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(16,189,926)	(15,080,710)	(16,461,160)	(52,697,386)
Short-term U.S. government and agency obligations	(1,402)	341	(2,822)	(5,794)

Net realized gain (loss)	(16,191,328)	(15,080,369)	(16,463,982)	(52,703,180)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	19,220,415	(17,976,490)	(7,414,549)	(9,064,322)
Short-term U.S. government and agency obligations	10,384	(8,597)	3,499	24,591

Change in net unrealized appreciation/depreciation	19,230,799	(17,985,087)	(7,411,050)	(9,039,731)

Net realized and unrealized gain (loss)	3,039,471	(33,065,456)	(23,875,032)	(61,742,911)

Net income (loss)	$2,942,310	$(33,390,234)	$(24,283,937)	$(62,468,486)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$276,781,747
Addition of 750,000 shares	58,094,887
Redemption of 1,900,000 shares	(140,276,545)

Net addition (redemption) of (1,150,000) shares	(82,181,658)

Net investment income (loss)	(408,905)
Net realized gain (loss)	(16,463,982)
Change in net unrealized appreciation/depreciation	(7,411,050)

Net income (loss)	(24,283,937)

Shareholders’ equity, at June 30, 2017	$170,316,152

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(24,283,937)	$(62,468,486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	—	(1,274,000)
Purchases of short-term U.S. government and agency obligations	(725,268,046)	(375,205,996)
Proceeds from sales or maturities of short-term U.S government and agency obligations	822,147,545	426,390,868
Net amortization and accretion on short-term U.S government and agency obligations	(683,531)	(172,839)
Net realized gain (loss) on investments	2,822	5,794
Change in unrealized appreciation/depreciation on investments	7,411,050	9,039,731
Increase (Decrease) in payable to Sponsor	(98,643)	(62,803)

Net cash provided by (used in) operating activities	79,227,260	(3,747,731)

Cash flow from financing activities
Proceeds from addition of shares	58,094,887	48,751,977
Payment on shares redeemed	(140,276,545)	(45,072,219)

Net cash provided by (used in) financing activities	(82,181,658)	3,679,758

Net increase (decrease) in cash	(2,954,398)	(67,973)
Cash, beginning of period	3,166,988	276,968

Cash, end of period	$212,590	$208,995

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$6,038,406	$1,401,555
Segregated cash balances with brokers for futures contracts	23,234,750	20,609,600
Short-term U.S. government and agency obligations (Note 3) (cost $1,011,011,518 and $885,046,303, respectively)	1,011,044,484	885,050,007
Unrealized appreciation on swap agreements	—	55,358,571
Receivable on open futures contracts	9,209,410	—

Total assets	1,049,527,050	962,419,733

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	31,402,424	25,879,004
Payable on open futures contracts	—	1,993,438
Brokerage commissions and fees payable	—	2,332
Payable to Sponsor	665,676	813,099
Unrealized depreciation on swap agreements	58,755,439	—

Total liabilities	90,823,539	28,687,873

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	958,703,511	933,731,860

Total liabilities and shareholders’ equity	$1,049,527,050	$962,419,733

Shares outstanding	64,761,317	40,013,933

Net asset value per share	$14.80	$23.34

Market value per share (Note 2)	$14.86	$23.36

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills^^:
0.768% due 07/06/17†	$74,000,000	$73,995,405
0.773% due 07/13/17†	80,000,000	79,982,888
0.800% due 07/20/17†	139,000,000	138,948,473
0.820% due 07/27/17†	152,000,000	151,916,400
0.869% due 08/03/17†	121,000,000	120,910,387
0.912% due 08/10/17†	91,000,000	90,917,390
0.865% due 08/17/17	22,000,000	21,974,975
0.868% due 08/24/17†	91,000,000	90,879,725
0.899% due 08/31/17	18,000,000	17,972,417
0.909% due 09/07/17	74,000,000	73,871,114
0.907% due 09/14/17†	50,000,000	49,903,680
0.954% due 09/21/17†	51,000,000	50,890,636
1.004% due 09/28/17	49,000,000	48,880,994

Total short-term U.S. government and agency obligations (cost $1,011,011,518)		$1,011,044,484

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil—NYMEX, expires September 2017	8,449	$391,104,210	$546,865

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	07/07/17	$530,103,536	$(21,112,406)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/17	440,733,506	(16,228,837)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/17	128,321,260	(6,679,835)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/17	427,123,991	(14,734,361)

				$(58,755,439)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2017, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$1,572,668	$498,531	$2,617,079	$949,595

Expenses
Management fee	2,013,640	2,100,452	3,975,239	3,913,130
Brokerage commissions and fees	68,950	166,881	106,267	331,194

Total expenses	2,082,590	2,267,333	4,081,506	4,244,324

Net investment income (loss)	(509,922)	(1,768,802)	(1,464,427)	(3,294,729)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(32,269,690)	143,306,155	(34,964,008)	36,948,486
Swap agreements	(136,327,308)	223,376,017	(134,045,077)	76,397,686
Short-term U.S. government and agency obligations	(1,238)	12,969	(6,249)	(15,690)

Net realized gain (loss)	(168,598,236)	366,695,141	(169,015,334)	113,330,482

Change in net unrealized appreciation/depreciation on
Futures contracts	14,488,348	(67,940,201)	(4,990,300)	5,835,668
Swap agreements	14,272,649	(2,455,855)	(114,114,010)	18,897,819
Short-term U.S. government and agency obligations	28,195	(107,007)	29,262	26,005

Change in net unrealized appreciation/depreciation	28,789,192	(70,503,063)	(119,075,048)	24,759,492

Net realized and unrealized gain (loss)	(139,809,044)	296,192,078	(288,090,382)	138,089,974

Net income (loss)	$(140,318,966)	$294,423,276	$(289,554,809)	$134,795,245

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$933,731,860
Addition of 61,200,000 shares	1,039,652,714
Redemption of 36,452,616 shares	(725,126,254)

Net addition (redemption) of 24,747,384 shares	314,526,460

Net investment income (loss)	(1,464,427)
Net realized gain (loss)	(169,015,334)
Change in net unrealized appreciation/depreciation	(119,075,048)

Net income (loss)	(289,554,809)

Shareholders’ equity, at June 30, 2017	$958,703,511

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(289,554,809)	$134,795,245
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,625,150)	19,521,810
Decrease (Increase) in segregated cash balances with brokers for forward agreements	—	(6,961,000)
Purchases of short-term U.S. government and agency obligations	(2,966,410,064)	(1,945,030,052)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,843,055,679	1,828,604,878
Net amortization and accretion on short-term U.S government and agency obligations	(2,617,079)	(949,595)
Net realized gain (loss) on investments	6,249	15,690
Change in unrealized appreciation/depreciation on investments	114,084,748	(18,923,824)
Decrease (Increase) in receivable on futures contracts	(9,209,410)	5,150,763
Increase (Decrease) in payable to Sponsor	(147,423)	59,258
Increase (Decrease) in brokerage commissions and fees payable	(2,332)	(3,308)
Increase (Decrease) in payable on futures contracts	(1,993,438)	10,498,791

Net cash provided by (used in) operating activities	(315,413,029)	26,778,656

Cash flow from financing activities
Proceeds from addition of shares	1,039,652,714	535,278,182
Payment on shares redeemed	(719,602,834)	(561,445,160)

Net cash provided by (used in) financing activities	320,049,880	(26,166,978)

Net increase (decrease) in cash	4,636,851	611,678
Cash, beginning of period	1,401,555	4,008,379

Cash, end of period	$6,038,406	$4,620,057

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF FINANCIAL CONDITION

June 30, 2017 (unaudited)
Assets
Cash	$15,658,710
Segregated cash balances with brokers for futures contracts	3,654,750
Receivable on open futures contracts	1,217,969
Offering costs (Note 5)	108,555
Limitation by Sponsor	8,302

Total assets	20,648,286

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	148,400

Total liabilities	148,400

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,499,886

Total liabilities and shareholders’ equity	$20,648,286

Shares outstanding	1,050,008

Net asset value per share	$19.52

Market value per share (Note 2)	$19.68

*	Since the Fund’s inception date was January 13, 2017, the Statement of Financial Condition as of December 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil—NYMEX, expires September 2017	1,329	$61,519,410	$578,453

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2017	January 13, 2017 (Inception) through June 30, 2017
Investment Income
Expenses
Brokerage commissions and fees	$10,401	$11,274
Offering costs	36,999	39,845
Limitation by Sponsor	(6,401)	(8,302)

Total expenses	40,999	42,817

Net investment income (loss)	(40,999)	(42,817)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,832,876)	(1,833,835)

Net realized gain (loss)	(1,832,876)	(1,833,835)

Change in net unrealized appreciation/depreciation on
Futures contracts	(272,129)	578,453

Change in net unrealized appreciation/depreciation	(272,129)	578,453

Net realized and unrealized gain (loss)	(2,105,005)	(1,255,382)

Net income (loss)	$(2,146,004)	$(1,298,199)

*	Since the Fund’s inception date was January 13, 2017, the Statements of Operations for the three and six months ended June 30, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 13, 2017 (INCEPTION) TO JUNE 30, 2017

(unaudited)

Shareholders’ equity, at January 13, 2017 (Inception)	$—
Addition of 1,150,008 shares	24,649,481
Redemption of 100,000 shares	(2,851,396)

Net addition (redemption) of 1,050,008 shares	21,798,085

Net investment income (loss)	(42,817)
Net realized gain (loss)	(1,833,835)
Change in net unrealized appreciation/depreciation	578,453

Net income (loss)	(1,298,199)

Shareholders’ equity, at June 30, 2017	$20,499,886

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF CASH FLOWS

(unaudited)

January 13, 2017 (Inception) through June 30, 2017
Cash flow from operating activities
Net income (loss)	$(1,298,199)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,654,750)
Decrease (Increase) in receivable on futures contracts	(1,217,969)
Decrease (Increase) in Limitation by Sponsor	(8,302)
Change in offering cost	(108,555)
Increase (Decrease) in payable for offering costs	148,400

Net cash provided by (used in) operating activities	(6,139,375)

Cash flow from financing activities
Proceeds from addition of shares	24,649,481
Payment on shares redeemed	(2,851,396)

Net cash provided by (used in) financing activities	21,798,085

Net increase (decrease) in cash	15,658,710
Cash, beginning of period	—

Cash, end of period	$15,658,710

*	Since the Fund’s inception date was January 13, 2017, the Statement of Cash Flows for the six months ended June 30, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$247,588	$971,442
Segregated cash balances with brokers for futures contracts	5,893,360	7,612,770
Short-term U.S. government and agency obligations (Note 3) (cost $37,939,135 and $36,183,384, respectively)	37,938,991	36,183,648

Total assets	44,079,939	44,767,860

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	161,716	1,528,005
Brokerage commissions and fees payable	—	433
Payable to Sponsor	31,609	36,036

Total liabilities	193,325	1,564,474

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	43,886,614	43,203,386

Total liabilities and shareholders’ equity	$44,079,939	$44,767,860

Shares outstanding	4,492,169	2,292,169

Net asset value per share	$9.77	$18.85

Market value per share (Note 2)	$9.74	$18.96

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills^^:
0.861% due 08/17/17	$3,000,000	$2,996,587
0.895% due 08/24/17	15,000,000	14,980,175
0.908% due 09/07/17	10,000,000	9,982,583
0.907% due 09/14/17	5,000,000	4,990,368
0.954% due 09/21/17	5,000,000	4,989,278

Total short-term U.S. government and agency obligations (cost $37,939,135)		$37,938,991

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas—NYMEX September 2017	2,896	$87,777,760	$106,821

^^	Rates shown represents discount rate at the time of the purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$62,796	$15,411	$106,835	$27,143

Expenses
Management fee	99,053	75,122	207,945	143,866
Brokerage commissions and fees	25,411	40,615	47,065	72,364

Total expenses	124,464	115,737	255,010	216,230

Net investment income (loss)	(61,668)	(100,326)	(148,175)	(189,087)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,648,049)	10,484,507	(19,025,765)	4,627,286
Short-term U.S. government and agency obligations	(253)	829	(672)	(669)

Net realized gain (loss)	(4,648,302)	10,485,336	(19,026,437)	4,626,617

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,330,323)	7,854,286	(2,429,899)	657,141
Short-term U.S. government and agency obligations	(901)	(2,350)	(408)	(151)

Change in net unrealized appreciation/depreciation	(3,331,224)	7,851,936	(2,430,307)	656,990

Net realized and unrealized gain (loss)	(7,979,526)	18,337,272	(21,456,744)	5,283,607

Net income (loss)	$(8,041,194)	$18,236,946	$(21,604,919)	$5,094,520

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$43,203,386
Addition of 4,000,000 shares	44,413,082
Redemption of 1,800,000 shares	(22,124,935)

Net addition (redemption) of 2,200,000 shares	22,288,147

Net investment income (loss)	(148,175)
Net realized gain (loss)	(19,026,437)
Change in net unrealized appreciation/depreciation	(2,430,307)

Net income (loss)	(21,604,919)

Shareholders’ equity, at June 30, 2017	$43,886,614

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(21,604,919)	$5,094,520
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,719,410	2,037,640
Purchases of short-term U.S. government and agency obligations	(127,836,007)	(68,130,394)
Proceeds from sales or maturities of short-term U.S government and agency obligations	126,186,419	60,123,414
Net amortization and accretion on short-term U.S government and agency obligations	(106,835)	(27,143)
Net realized gain (loss) on investments	672	669
Change in unrealized appreciation/depreciation on investments	408	151
Decrease (Increase) in receivable on futures contracts	—	1,911,687
Increase (Decrease) in payable to Sponsor	(4,427)	5,032
Increase (Decrease) in brokerage commissions and fees payable	(433)	67
Increase (Decrease) in payable on futures contracts	(1,366,289)	—

Net cash provided by (used in) operating activities	(23,012,001)	1,015,643

Cash flow from financing activities
Proceeds from addition of shares	44,413,082	14,615,097
Payment on shares redeemed	(22,124,935)	(15,204,840)

Net cash provided by (used in) financing activities	22,288,147	(589,743)

Net increase (decrease) in cash	(723,854)	425,900
Cash, beginning of period	971,442	1,411,137

Cash, end of period	$247,588	$1,837,037

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$721,726	$1,262,351
Segregated cash balances with brokers for futures contracts	8,690	13,200
Short-term U.S. government and agency obligations (Note 3) (cost $95,955,579 and $95,356,703, respectively)	95,959,312	95,356,621

Total assets	96,689,728	96,632,172

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,360	1,280
Payable to Sponsor	73,048	72,585
Unrealized depreciation on forward agreements	7,897,486	4,431,107

Total liabilities	7,971,894	4,504,972

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	88,717,834	92,127,200

Total liabilities and shareholders’ equity	$96,689,728	$96,632,172

Shares outstanding	2,350,000	2,800,000

Net asset value per share	$37.75	$32.90

Market value per share (Note 2)	$37.68	$33.20

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(108% of shareholders’ equity)
U.S. Treasury Bills^^:
0.784% due 07/06/17	$3,000,000	$2,999,814
0.757% due 07/13/17†	49,000,000	48,989,519
0.817% due 07/20/17†	34,000,000	33,987,396
0.908% due 09/07/17	10,000,000	9,982,583

Total short-term U.S. government and agency obligations (cost $95,955,579)		$95,959,312

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2017	2	$248,460	$3,000

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.995 Fine Troy Ounce Gold	1.60%	07/07/17	$48,800	$60,635,464	$(2,727,933)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	1.73	07/07/17	37,520	46,619,350	(2,089,538)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	1.73	07/07/17	18,000	22,365,360	(1,052,226)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	1.70	07/07/17	38,300	47,588,516	(2,027,789)

					$(7,897,486)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$178,660	$59,634	$300,135	$106,020

Expenses
Management fee	225,316	221,251	467,757	420,073
Brokerage commissions and fees	10	8	29	25

Total expenses	225,326	221,259	467,786	420,098

Net investment income (loss)	(46,666)	(161,625)	(167,651)	(314,078)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,280	2,040	(5,821)	38,600
Forward agreements	8,449,061	(4,911,577)	17,905,652	21,035,479
Short-term U.S. government and agency obligations	653	177	548	103

Net realized gain (loss)	8,452,994	(4,909,360)	17,900,379	21,074,182

Change in net unrealized appreciation/depreciation on
Futures contracts	(5,740)	14,460	21,960	12,780
Forward agreements	(9,839,036)	16,117,052	(3,466,379)	13,200,000
Short-term U.S. government and agency obligations	3,638	(9,368)	3,815	1,958

Change in net unrealized appreciation/depreciation	(9,841,138)	16,122,144	(3,440,604)	13,214,738

Net realized and unrealized gain (loss)	(1,388,144)	11,212,784	14,459,775	34,288,920

Net income (loss)	$(1,434,810)	$11,051,159	$14,292,124	$33,974,842

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$92,127,200
Addition of 350,000 shares	12,476,159
Redemption of 800,000 shares	(30,177,649)

Net addition (redemption) of (450,000) shares	(17,701,490)

Net investment income (loss)	(167,651)
Net realized gain (loss)	17,900,379
Change in net unrealized appreciation/depreciation	(3,440,604)

Net income (loss)	14,292,124

Shareholders’ equity, at June 30, 2017	$88,717,834

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$14,292,124	$33,974,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,510	(3,850)
Purchases of short-term U.S. government and agency obligations	(248,693,041)	(166,483,272)
Proceeds from sales or maturities of short-term U.S government and agency obligations	248,394,829	149,554,859
Net amortization and accretion on short-term U.S government and agency obligations	(300,116)	(106,020)
Net realized gain (loss) on investments	(548)	(103)
Change in unrealized appreciation/depreciation on investments	3,462,564	(13,201,958)
Decrease (Increase) in receivable on futures contracts	—	80
Increase (Decrease) in payable to Sponsor	463	16,426
Increase (Decrease) in payable on futures contracts	80	1,260

Net cash provided by (used in) operating activities	17,160,865	3,752,264

Cash flow from financing activities
Proceeds from addition of shares	12,476,159	4,103,970
Payment on shares redeemed	(30,177,649)	(7,153,734)

Net cash provided by (used in) financing activities	(17,701,490)	(3,049,764)

Net increase (decrease) in cash	(540,625)	702,500
Cash, beginning of period	1,262,351	251,524

Cash, end of period	$721,726	$954,024

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$620,096	$1,664,601
Segregated cash balances with brokers for futures contracts	11,000	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $280,769,796 and $295,296,440, respectively)	280,780,815	295,300,799

Total assets	281,411,911	296,979,700

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	270	2,290
Payable to Sponsor	207,122	221,281
Unrealized depreciation on forward agreements	35,405,955	20,976,189

Total liabilities	35,613,347	21,199,760

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	245,798,564	275,779,940

Total liabilities and shareholders’ equity	$281,411,911	$296,979,700

Shares outstanding	7,396,526	8,246,526

Net asset value per share	$33.23	$33.44

Market value per share (Note 2)	$33.82	$32.09

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(114% of shareholders’ equity)
U.S. Treasury Bills^^:
0.786% due 07/06/17†	$37,000,000	$36,997,702
0.766% due 07/13/17†	90,000,000	89,980,749
0.866% due 07/20/17	25,000,000	24,990,733
0.871% due 07/27/17†	41,000,000	40,977,450
0.917% due 08/24/17	14,000,000	13,981,496
0.908% due 09/07/17	30,000,000	29,947,749
0.907% due 09/14/17†	15,000,000	14,971,104
0.954% due 09/21/17†	15,000,000	14,967,834
1.004% due 09/28/17	14,000,000	13,965,998

Total short-term U.S. government and agency obligations (cost $280,769,796)		$280,780,815

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2017	2	$166,270	$(2,380)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank N.A. based on 0.999 Fine Troy Ounce Silver	1.70%	07/07/17	$10,614,000	$174,855,036	$(12,900,135)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	1.85	07/07/17	7,710,800	127,026,177	(8,565,734)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.84	07/07/17	3,784,000	62,336,859	(4,889,267)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	1.87	07/07/17	7,721,000	127,194,982	(9,050,819)

					$(35,405,955)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$518,829	$188,656	$884,169	$310,266

Expenses
Management fee	651,232	741,794	1,358,786	1,322,264
Brokerage commissions and fees	29	17	39	27

Total expenses	651,261	741,811	1,358,825	1,322,291

Net investment income (loss)	(132,432)	(553,155)	(474,656)	(1,012,025)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,026)	15,900	(20,826)	35,100
Forward agreements	(10,926,116)	21,367,809	19,283,572	55,463,053
Short-term U.S. government and agency obligations	97	2,806	198	2,226

Net realized gain (loss)	(10,939,045)	21,386,515	19,262,944	55,500,379

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,740)	14,741	24,980	21,160
Forward agreements	(41,681,649)	86,641,014	(14,429,766)	98,045,726
Short-term U.S. government and agency obligations	12,512	(39,264)	6,660	13,743

Change in net unrealized appreciation/depreciation	(41,673,877)	86,616,491	(14,398,126)	98,080,629

Net realized and unrealized gain (loss)	(52,612,922)	108,003,006	4,864,818	153,581,008

Net income (loss)	$(52,745,354)	$107,449,851	$4,390,162	$152,568,983

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$275,779,940
Addition of 650,000 shares	22,323,954
Redemption of 1,500,000 shares	(56,695,492)

Net addition (redemption) of (850,000) shares	(34,371,538)

Net investment income (loss)	(474,656)
Net realized gain (loss)	19,262,944
Change in net unrealized appreciation/depreciation	(14,398,126)

Net income (loss)	4,390,162

Shareholders’ equity, at June 30, 2017	$245,798,564

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$4,390,162	$152,568,983
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,300	6,600
Decrease (Increase) in segregated cash balances with brokers for forward agreements	—	(2,162,000)
Purchases of short-term U.S. government and agency obligations	(969,953,635)	(596,954,106)
Proceeds from sales or maturities of short-term U.S government and agency obligations	985,364,623	529,322,860
Net amortization and accretion on short-term U.S government and agency obligations	(884,146)	(310,266)
Net realized gain (loss) on investments	(198)	(2,226)
Change in unrealized appreciation/depreciation on investments	14,423,106	(98,059,469)
Decrease (Increase) in receivable on futures contracts	—	(2,160)
Increase (Decrease) in payable to Sponsor	(14,159)	80,771
Increase (Decrease) in payable on futures contracts	(2,020)	(1,875)

Net cash provided by (used in) operating activities	33,327,033	(15,512,888)

Cash flow from financing activities
Proceeds from addition of shares	22,323,954	45,318,583
Payment on shares redeemed	(56,695,492)	(29,742,661)

Net cash provided by (used in) financing activities	(34,371,538)	15,575,922

Net increase (decrease) in cash	(1,044,505)	63,034
Cash, beginning of period	1,664,601	243,900

Cash, end of period	$620,096	$306,934

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$631,804	$606,393
Short-term U.S. government and agency obligations (Note 3) (cost $11,995,787 and $11,891,729, respectively)	11,996,425	11,891,831
Unrealized appreciation on foreign currency forward contracts	346,084	2,548

Total assets	12,974,313	12,500,772

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	10,063	9,629
Unrealized depreciation on foreign currency forward contracts	36,171	576,558

Total liabilities	46,234	586,187

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	12,928,079	11,914,585

Total liabilities and shareholders’ equity	$12,974,313	$12,500,772

Shares outstanding	800,000	850,000

Net asset value per share	$16.16	$14.02

Market value per share (Note 2)	$16.17	$14.09

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills^^:
0.777% due 07/13/17†	$9,000,000	$8,998,075
0.871% due 07/27/17	3,000,000	2,998,350

Total short-term U.S. government and agency obligations (cost $11,995,787)		$11,996,425

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/07/17	14,796,725	$16,900,325	$208,555
Euro with UBS AG	07/07/17	9,722,000	11,104,144	137,529

				$346,084

Contracts to Sell
Euro with Goldman Sachs International	07/07/17	(429,500)	$(490,561)	$(9,425)
Euro with UBS AG	07/07/17	(1,459,900)	(1,667,449)	(26,746)

				$(36,171)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$24,972	$6,834	$39,752	$11,797

Expenses
Management fee	34,480	23,237	64,547	48,943

Total expenses	34,480	23,237	64,547	48,943

Net investment income (loss)	(9,508)	(16,403)	(24,795)	(37,146)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,035,177	605,039	1,406,509	1,109,709
Short-term U.S. government and agency obligations	147	217	147	147

Net realized gain (loss)	2,035,324	605,256	1,406,656	1,109,856

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(10,405)	(1,161,976)	883,923	(772,534)
Short-term U.S. government and agency obligations	345	(1,141)	536	1,367

Change in net unrealized appreciation/depreciation	(10,060)	(1,163,117)	884,459	(771,167)

Net realized and unrealized gain (loss)	2,025,264	(557,861)	2,291,115	338,689

Net income (loss)	$2,015,756	$(574,264)	$2,266,320	$301,543

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$11,914,585
Addition of 750,000 shares	10,734,541
Redemption of 800,000 shares	(11,987,367)

Net addition (redemption) of (50,000) shares	(1,252,826)

Net investment income (loss)	(24,795)
Net realized gain (loss)	1,406,656
Change in net unrealized appreciation/depreciation	884,459

Net income (loss)	2,266,320

Shareholders’ equity, at June 30, 2017	$12,928,079

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$2,266,320	$301,543
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(26,852,756)	(26,640,527)
Proceeds from sales or maturities of short-term U.S government and agency obligations	26,788,597	28,736,795
Net amortization and accretion on short-term U.S government and agency obligations	(39,752)	(11,797)
Net realized gain (loss) on investments	(147)	(147)
Change in unrealized appreciation/depreciation on investments	(884,459)	771,167
Increase (Decrease) in payable to Sponsor	434	(2,402)

Net cash provided by (used in) operating activities	1,278,237	3,154,632

Cash flow from financing activities
Proceeds from addition of shares	10,734,541	831,691
Payment on shares redeemed	(11,987,367)	(4,027,778)

Net cash provided by (used in) financing activities	(1,252,826)	(3,196,087)

Net increase (decrease) in cash	25,411	(41,455)
Cash, beginning of period	606,393	227,310

Cash, end of period	$631,804	$185,855

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,070,096	$604,691
Segregated cash balances with brokers for foreign currency forward contracts	145,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,998,660 and $5,283,104, respectively)	3,998,906	5,282,879
Unrealized appreciation on foreign currency forward contracts	4,960	379

Total assets	6,218,962	5,887,949

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,730	4,537
Unrealized depreciation on foreign currency forward contracts	347,829	342,455

Total liabilities	352,559	346,992

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,866,403	5,540,957

Total liabilities and shareholders’ equity	$6,218,962	$5,887,949

Shares outstanding	99,970	99,970

Net asset value per share	$58.68	$55.43

Market value per share (Note 2)	$58.68	$55.52

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(68% of shareholders’ equity)
U.S. Treasury Bills^^:
0.789% due 07/06/17†	$3,000,000	$2,999,814
0.912% due 08/10/17	1,000,000	999,092

Total short-term U.S. government and agency obligations (cost $3,998,660)		$3,998,906

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/07/17	759,505,400	$6,752,589	$(193,364)
Yen with UBS AG	07/07/17	607,794,000	5,403,758	(154,465)

				$(347,829)

Contracts to Sell
Yen with Goldman Sachs International	07/07/17	(32,285,500)	$(287,043)	$4,499
Yen with UBS AG	07/07/17	(15,379,200)	(136,733)	461

				$4,960

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest	$6,876	$4,255	$11,186	$7,149

Expenses
Management fee	14,326	15,811	27,969	29,811

Total expenses	14,326	15,811	27,969	29,811

Net investment income (loss)	(7,450)	(11,556)	(16,783)	(22,662)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	424,094	485,862	342,583	1,318,083
Short-term U.S. government and agency obligations	—	—	(32)	—

Net realized gain (loss)	424,094	485,862	342,551	1,318,083

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(590,497)	597,266	(793)	496,157
Short-term U.S. government and agency obligations	533	(315)	471	37

Change in net unrealized appreciation/depreciation	(589,964)	596,951	(322)	496,194

Net realized and unrealized gain (loss)	(165,870)	1,082,813	342,229	1,814,277

Net income (loss)	$(173,320)	$1,071,257	$325,446	$1,791,615

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$5,540,957
Net investment income (loss)	(16,783)
Net realized gain (loss)	342,551
Change in net unrealized appreciation/depreciation	(322)

Net income (loss)	325,446

Shareholders’ equity, at June 30, 2017	$5,866,403

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$325,446	$1,791,615
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(145,000)	—
Purchases of short-term U.S. government and agency obligations	(8,989,185)	(11,855,352)
Proceeds from sales or maturities of short-term U.S government and agency obligations	10,284,783	10,720,000
Net amortization and accretion on short-term U.S government and agency obligations	(11,186)	(7,149)
Net realized gain (loss) on investments	32	—
Change in unrealized appreciation/depreciation on investments	322	(496,194)
Increase (Decrease) in payable to Sponsor	193	1,115

Net cash provided by (used in) operating activities	1,465,405	154,035

Cash flow from financing activities
Payment on shares redeemed	—	(199)

Net cash provided by (used in) financing activities	—	(199)

Net increase (decrease) in cash	1,465,405	153,836
Cash, beginning of period	604,691	147,371

Cash, end of period	$2,070,096	$301,207

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$59,346,441	$39,482,473
Segregated cash balances with brokers for futures contracts	194,302,625	180,212,984
Segregated cash balances with brokers for forward agreements	738,500	—
Segregated cash balances with brokers for foreign currency forward contracts	145,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,199,530,700 and $3,038,837,465, respectively)	3,199,607,596	3,038,848,441
Unrealized appreciation on swap agreements	12,252,695	55,358,571
Unrealized appreciation on forward agreements	5,204,728	4,417,812
Unrealized appreciation on foreign currency forward contracts	11,501,507	33,392,354
Receivable from capital shares sold	60,136,790	—
Receivable on open futures contracts	64,114,136	41,862,862
Offering costs (Note 5)	217,110	—
Limitation by Sponsor	30,418	—

Total assets	3,607,597,546	3,393,575,497

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	123,730,907	71,525,035
Payable on open futures contracts	5,135,484	3,972,621
Brokerage commissions and fees payable	—	2,909
Payable to Sponsor	2,431,457	2,722,696
Payable for offering costs	296,800	—
Unrealized depreciation on swap agreements	58,755,439	12,206,881
Unrealized depreciation on forward agreements	43,303,441	25,407,296
Unrealized depreciation on foreign currency forward contracts	8,407,515	1,400,572

Total liabilities	242,061,043	117,238,010

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,365,536,503	3,276,337,487

Total liabilities and shareholders’ equity	$3,607,597,546	$3,393,575,497

Shares outstanding	122,818,426	90,235,707

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016*	2017	2016*
Investment Income
Interest	$5,591,540	$2,351,155	$9,188,100	$4,161,392

Expenses
Management fee	7,549,242	9,442,881	14,820,126	17,336,602
Brokerage commissions and fees	1,969,627	2,339,266	3,371,027	3,903,387
Offering costs	73,998	—	79,690	—
Limitation by Sponsor	(26,550)	—	(30,418)	—

Total expenses	9,566,317	11,782,147	18,240,425	21,239,989

Net investment income (loss)	(3,974,777)	(9,430,992)	(9,052,325)	(17,078,597)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(33,094,001)	(383,587,036)	(385,348,278)	(540,391,505)
Swap agreements	(92,063,183)	146,492,089	(93,464,332)	(2,339,938)
Forward agreements	(5,279,159)	9,777,375	26,641,969	45,108,454
Foreign currency forward contracts	(50,239,329)	(40,130,127)	(35,541,123)	(105,324,044)
Short-term U.S. government and agency obligations	(10,660)	79,123	(48,632)	(40,651)

Net realized gain (loss)	(180,686,332)	(267,368,576)	(487,760,396)	(602,987,684)

Change in net unrealized appreciation/depreciation on
Futures contracts	21,378,764	8,022,867	(3,660,008)	(130,712,193)
Swap agreements	4,047,462	2,297,762	(89,654,434)	24,335,948
Forward agreements	(44,697,738)	83,326,409	(17,109,229)	87,499,640
Foreign currency forward contracts	20,314,099	26,615,142	(28,897,790)	23,613,245
Short-term U.S. government and agency obligations	118,844	(478,052)	65,920	142,530

Change in net unrealized appreciation/depreciation	1,161,431	119,784,128	(139,255,541)	4,879,170

Net realized and unrealized gain (loss)	(179,524,901)	(147,584,448)	(627,015,937)	(598,108,514)

Net income (loss)	$(183,499,678)	$(157,015,440)	$(636,068,262)	$(615,187,111)

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, and ProShares Ultra Commodity Fund and ProShares UltraShort Commodity Fund through September 1, 2016 (dates of liquidation). See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$3,276,337,487
Addition of 125,828,766 shares	4,708,457,792
Redemption of 93,246,047 shares	(3,983,190,514)

Net addition (redemption) of 32,582,719 shares	725,267,278

Net investment income (loss)	(9,052,325)
Net realized gain (loss)	(487,760,396)
Change in net unrealized appreciation/depreciation	(139,255,541)

Net income (loss)	(636,068,262)

Shareholders’ equity, at June 30, 2017	$3,365,536,503

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016*
Cash flow from operating activities
Net income (loss)	$(636,068,262)	$(615,187,111)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(14,089,641)	(58,039,312)
Decrease (Increase) in segregated cash balances with brokers for swap agreements	—	(7,376,000)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(738,500)	(2,663,000)
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(145,000)	(17,077,000)
Purchases of short-term U.S. government and agency obligations	(10,660,500,706)	(9,799,037,036)
Proceeds from sales or maturities of short-term U.S government and agency obligations	10,508,946,861	9,328,106,607
Net amortization and accretion on short-term U.S government and agency obligations	(9,188,022)	(4,155,471)
Net realized gain (loss) on investments	48,632	40,651
Change in unrealized appreciation/depreciation on investments	135,595,533	(135,591,363)
Decrease (Increase) in receivable on futures contracts	(22,251,274)	7,836,328
Decrease (Increase) in Limitation by Sponsor	(30,418)	—
Change in offering cost	(217,110)	—
Increase (Decrease) in payable to Sponsor	(291,239)	335,230
Increase (Decrease) in brokerage commissions and fees payable	(2,909)	(9,678)
Increase (Decrease) in payable on futures contracts	1,162,863	120,234,492
Increase (Decrease) in payable for offering costs	296,800	—

Net cash provided by (used in) operating activities	(697,472,392)	(1,182,582,663)

Cash flow from financing activities
Proceeds from addition of shares	4,648,321,002	5,894,737,733
Payment on shares redeemed	(3,930,984,642)	(4,729,033,466)

Net cash provided by (used in) financing activities	717,336,360	1,165,704,267

Net increase (decrease) in cash	19,863,968	(16,878,396)
Cash, beginning of period	39,482,599	48,049,225

Cash, end of period	$59,346,567	$31,170,829

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, and ProShares Ultra Commodity Fund and ProShares UltraShort Commodity Fund through September 1, 2016 (dates of liquidation). See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2017, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF , ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2016 and during six months ended June 30, 2017. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares UltraShort Bloomberg Natural Gas	July 20, 2016	3-for-1 Share split	July 25, 2016

ProShares VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016

ProShares Ultra VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016

ProShares UltraShort Bloomberg Crude Oil	January 11, 2017	2-for-1 Share split	January 12, 2017

ProShares Ultra Bloomberg Crude Oil	January 11, 2017	1-for-2 reverse Share split	January 12, 2017

ProShares Ultra VIX Short-Term Futures ETF	January 11, 2017	1-for-5 reverse Share split	January 12, 2017

ProShares Short VIX Short-Term Futures ETF	July 12, 2017	2-for-1 Share split	July 17, 2017

ProShares VIX Short-Term Futures ETF	July 14, 2017	1-for-4 reverse Share split	July 17, 2017

ProShares Ultra VIX Short-Term Futures ETF	July 14, 2017	1-for-4 reverse Share split	July 17, 2017

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

Basis of Presentation

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund.

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2017, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2017 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date

UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	June 30, 2017

UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	June 30, 2017

UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	June 30, 2017

UltraPro 3x Short Crude Oil ETF

UltraPro 3x Crude Oil ETF

UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30, 2017

UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	June 30, 2017

Short Euro	3:00 p.m.	4:00 p.m.	June 30, 2017

UltraShort Euro, Ultra Euro

UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	June 30, 2017

VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 30, 2017

VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 30, 2017

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2017.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2017.

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

The following table summarizes the valuation of investments at June 30, 2017 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$138,937,316	$(1,109,860)	$—	$—	$—	$137,827,456
VIX Mid-Term Futures ETF	24,968,264	(2,306,255)	—	—	—	22,662,009
Short VIX Short-Term Futures ETF	660,218,440	(5,789,431)	—	—	—	654,429,009
Ultra VIX Short-Term Futures ETF	356,168,275	(6,247,469)	—	—	—	349,920,806
UltraShort Bloomberg Crude Oil	101,940,269	(841,763)	—	—	12,252,695	113,351,201
UltraPro 3X Short Crude Oil ETF	—	(245,274)	—	—	—	(245,274)
UltraShort Bloomberg Natural Gas	2,996,035	(266,680)	—	—	—	2,729,355
UltraShort Gold	34,947,973	(3,020)	2,655,979	—	—	37,600,932
UltraShort Silver	14,988,576	2,380	2,548,749	—	—	17,539,705
Short Euro	8,993,811	(185,581)	—	—	—	8,808,230
UltraShort Australian Dollar	9,996,293	(458,310)	—	—	—	9,537,983
UltraShort Euro	242,826,389	—	—	(6,203,440)	—	236,622,949
UltraShort Yen	160,907,022	—	—	9,330,388	—	170,237,410
Ultra Bloomberg Crude Oil	1,011,044,484	546,865	—	—	(58,755,439)	952,835,910
UltraPro 3X Crude Oil ETF	—	578,453	—	—	—	578,453
Ultra Bloomberg Natural Gas	37,938,991	106,821	—	—	—	38,045,812
Ultra Gold	95,959,312	3,000	(7,897,486)	—	—	88,064,826
Ultra Silver	280,780,815	(2,380)	(35,405,955)	—	—	245,372,480
Ultra Euro	11,996,425	—	—	309,913	—	12,306,338
Ultra Yen	3,998,906	—	—	(342,869)	—	3,656,037

Total Trust	$3,199,607,596	$(16,218,504)	$(38,098,713)	$3,093,992	$(46,502,744)	$3,101,881,627

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At June 30, 2017, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At June 30, 2017, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed. The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2017 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2017, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2017, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments as of June 30, 2017

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	287,035	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	1,396,895	*
		ProShares Ultra VIX Short-Term Futures ETF	1,118,465	*		ProShares VIX Mid-Term Futures ETF	2,306,255	*
						ProShares Short VIX Short-Term Futures ETF	5,789,431	*
						ProShares Ultra VIX Short-Term Futures ETF	7,365,934	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	12,252,695		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	841,763	*
		ProShares UltraShort Gold	2,655,979			ProShares UltraPro 3X Short Crude Oil ETF	245,274	*
		ProShares UltraShort Silver	2,551,129	*		ProShares UltraShort Bloomberg Natural Gas	266,680	*
		ProShares Ultra Bloomberg Crude Oil	546,865	*		ProShares UltraShort Gold	3,020	*
		ProShares UltraPro 3X Crude Oil ETF	578,453	*		ProShares Ultra Bloomberg Crude Oil	58,755,439	*
		ProShares Ultra Bloomberg Natural Gas	106,821	*		ProShares Ultra Gold	7,897,486
		ProShares Ultra Gold	3,000	*		ProShares Ultra Silver	35,408,335	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Euro	810,212		Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	185,581	*
		ProShares UltraShort Yen	10,340,251			ProShares UltraShort Australian Dollar	458,310	*
		ProShares Ultra Euro	346,084			ProShares UltraShort Euro	7,013,652
		ProShares Ultra Yen	4,960			ProShares UltraShort Yen	1,009,863
						ProShares Ultra Euro	36,171
						ProShares Ultra Yen	347,829

		Total Trust	31,601,949	*		Total Trust	129,327,918	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments as of December 31, 2016

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,273,874	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,742,526	*
		ProShares VIX Mid-Term Futures ETF	68,375	*		ProShares VIX Mid-Term Futures ETF	1,356,620	*
		ProShares Ultra VIX Short-Term Futures ETF	13,594,875	*		ProShares Short VIX Short-Term Futures ETF	10,309,611	*
						ProShares Ultra VIX Short-Term Futures ETF	21,567,112	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Gold	3,052,546	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	13,633,696	*
		ProShares UltraShort Silver	1,411,556	*		ProShares UltraShort Bloomberg Natural Gas	482,031	*
		ProShares Ultra Bloomberg Crude Oil	60,895,736	*		ProShares Ultra Gold	4,450,067	*
		ProShares Ultra Bloomberg Natural Gas	2,536,720	*		ProShares Ultra Silver	21,003,549	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	132,900	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	356,139
		ProShares UltraShort Australian Dollar	1,182,340	*		ProShares UltraShort Yen	125,420
		ProShares UltraShort Euro	16,519,070			ProShares Ultra Euro	576,558
		ProShares UltraShort Yen	16,870,357			ProShares Ultra Yen	342,455
		ProShares Ultra Euro	2,548
		ProShares Ultra Yen	379

		Total Trust	$118,541,276	*		Total Trust	$76,945,784	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2017

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(33,527,643)	$6,215,600
		ProShares VIX Mid-Term Futures ETF	(7,047,733)	2,246,125
		ProShares Short VIX Short-Term Futures ETF	182,934,500	(24,640,794)
		ProShares Ultra VIX Short-Term Futures ETF	(153,988,983)	30,318,423
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	60,376,204	(14,895,206)
		ProShares UltraPro 3X Short Crude Oil ETF	1,878,109	416,232
		ProShares UltraShort Bloomberg Natural Gas	49,239	881,105
		ProShares UltraShort Gold	(3,423,637)	3,811,095
		ProShares UltraShort Silver	631,112	3,022,382
		ProShares Ultra Bloomberg Crude Oil	(168,596,998)	28,760,997
		ProShares UltraPro 3X Crude Oil ETF	(1,832,876)	(272,129)
		ProShares Ultra Bloomberg Natural Gas	(4,648,049)	(3,330,323)
		ProShares Ultra Gold	8,452,341	(9,844,776)
		ProShares Ultra Silver	(10,939,142)	(41,686,389)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(817,763)	(65,818)
		ProShares UltraShort Australian Dollar	64,976	(208,036)
		ProShares UltraShort Euro	(36,508,674)	1,694,586
		ProShares UltraShort Yen	(16,189,926)	19,220,415
		ProShares Ultra Euro	2,035,177	(10,405)
		ProShares Ultra Yen	424,094	(590,497)

		Total Trust	$(180,675,672)	$1,042,587

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2016

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(40,266,848)	$1,048,083
		ProShares VIX Mid-Term Futures ETF	(2,943,655)	2,047,660
		ProShares Short VIX Short-Term Futures ETF	77,961,366	14,498,960
		ProShares Ultra VIX Short-Term Futures ETF	(535,337,385)	33,204,771
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	(109,499,306)	19,922,224
		ProShares UltraShort Bloomberg Natural Gas	(3,556,836)	(13,486)
		ProShares UltraShort Gold	(256,629)	(9,919,871)
		ProShares UltraShort Silver	(6,440,818)	(9,540,356)
		ProShares Ultra Bloomberg Crude Oil	366,682,172	(70,396,056)
		ProShares Ultra Bloomberg Natural Gas	10,484,507	7,854,286
		ProShares Ultra Gold	(4,909,537)	16,131,512
		ProShares Ultra Silver	21,383,709	86,655,755
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(472,606)	926,538
		ProShares UltraShort Australian Dollar	(455,053)	1,177,517
		ProShares UltraShort Euro	(26,140,318)	45,156,342
		ProShares UltraShort Yen	(15,080,710)	(17,976,490)
		ProShares Ultra Euro	605,039	(1,161,976)
		ProShares Ultra Yen	485,862	597,266

		Total Trust*	$(267,757,046)	$120,212,679

*	Amount excludes the activity of ProShares Managed Futures Strategy which liquidated on March 30, 2016, and ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity both of which liquidated on September 1, 2016.

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2017

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(98,755,500)	$(641,208)
		ProShares VIX Mid-Term Futures ETF	(15,215,051)	(1,018,010)
		ProShares Short VIX Short-Term Futures ETF	282,827,592	4,520,180
		ProShares Ultra VIX Short-Term Futures ETF	(519,504,171)	1,724,768
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	59,226,337	25,044,628
		ProShares UltraPro 3X Short Crude Oil ETF	1,772,343	(245,274)
		ProShares UltraShort Bloomberg Natural Gas	1,907,620	215,351
		ProShares UltraShort Gold	(8,294,797)	(399,587)
		ProShares UltraShort Silver	(2,226,149)	1,139,573
		ProShares Ultra Bloomberg Crude Oil	(169,009,085)	(119,104,310)
		ProShares UltraPro 3X Crude Oil ETF	(1,833,835)	578,453
		ProShares Ultra Bloomberg Natural Gas	(19,025,765)	(2,429,899)
		ProShares Ultra Gold	17,899,831	(3,444,419)
		ProShares Ultra Silver	19,262,746	(14,404,786)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(735,506)	(318,481)
		ProShares UltraShort Australian Dollar	(467,251)	(1,640,650)
		ProShares UltraShort Euro	(20,829,055)	(22,366,371)
		ProShares UltraShort Yen	(16,461,160)	(7,414,549)
		ProShares Ultra Euro	1,406,509	883,923
		ProShares Ultra Yen	342,583	(793)

		Total Trust	$(487,711,764)	$(139,321,461)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2016

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(32,560,699)	$(15,262,292)
		ProShares VIX Mid-Term Futures ETF	(349,195)	(768,040)
		ProShares Short VIX Short-Term Futures ETF	(14,221,443)	68,476,439
		ProShares Ultra VIX Short-Term Futures ETF	(524,131,767)	(190,137,467)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	(87,177,708)	3,152,261
		ProShares UltraShort Bloomberg Natural Gas	557,513	2,090,582
		ProShares UltraShort Gold	(19,668,636)	(10,002,602)
		ProShares UltraShort Silver	(11,789,322)	(13,774,454)
		ProShares Ultra Bloomberg Crude Oil	113,346,172	24,733,487
		ProShares Ultra Bloomberg Natural Gas	4,627,286	657,141
		ProShares Ultra Gold	21,074,079	13,212,780
		ProShares Ultra Silver	55,498,153	98,066,886
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(526,800)	218,031
		ProShares UltraShort Australian Dollar	(2,143,492)	475,987
		ProShares UltraShort Euro	(55,054,450)	32,953,944
		ProShares UltraShort Yen	(52,697,386)	(9,064,322)
		ProShares Ultra Euro	1,109,709	(772,534)
		ProShares Ultra Yen	1,318,083	496,157

		Total Trust*	$(602,789,903)	$4,751,984

*	Amount excludes the activity of ProShares Managed Futures Strategy which liquidated on March 30, 2016, and ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity both of which liquidated on September 1, 2016.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2017.

Fair Values of Derivative Instruments as of June 30, 2017
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Crude Oil Swap agreements	$12,252,695	$—	$12,252,695	$—	$—	$—
ProShares UltraShort Gold Forward agreements	2,655,979	—	2,655,979	—	—	—
ProShares UltraShort Silver Forward agreements	2,548,749	—	2,548,749	—	—	—
ProShares UltraShort Euro Foreign currency forward contracts	810,212	—	810,212	7,013,652	—	7,013,652
ProShares UltraShort Yen Foreign currency forward contracts	10,340,251	—	10,340,251	1,009,863	—	1,009,863
ProShares Ultra Bloomberg Crude Oil Swap agreements	—	—	—	58,755,439	—	58,755,439
ProShares Ultra Gold Forward agreements	—	—	—	7,897,486	—	7,897,486
ProShares Ultra Silver Forward agreements	—	—	—	35,405,955	—	35,405,955
ProShares Ultra Euro Foreign currency forward contracts	346,084	—	346,084	36,171	—	36,171
ProShares Ultra Yen Foreign currency forward contracts	4,960	—	4,960	347,829	—	347,829

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2017. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2017
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	$3,917,917	$—	$—	$3,917,917
Goldman Sachs International	3,686,141	(3,686,141)	—	—
Societe Generale S.A.	602,764	(602,764)	—	—
UBS AG	4,045,873	—	(4,045,873)	—
ProShares UltraShort Gold
Citibank N.A.	923,664	—	—	923,664
Goldman Sachs International	739,767	(633,285)	—	106,482
Societe Generale S.A.	259,230	(259,230)	—	—
UBS AG	733,318	—	(600,000)	133,318
ProShares UltraShort Silver
Citibank N.A.	911,231	—	—	911,231
Goldman Sachs International	675,652	(544,217)	—	131,435
Societe Generale S.A.	171,589	(144,495)	—	27,094
UBS AG	790,277	—	(600,000)	190,277
ProShares UltraShort Euro
Goldman Sachs International	(3,074,421)	3,074,421	—	—
UBS AG	(3,129,019)	3,129,019	—	—
ProShares UltraShort Yen
Goldman Sachs International	4,729,990	(4,107,542)	—	622,448
UBS AG	4,600,398	—	(4,010,000)	590,398
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	(21,112,406)	21,112,406	—	—
Goldman Sachs International	(16,228,837)	16,228,837	—	—
Societe Generale S.A.	(6,679,835)	6,679,835	—	—
UBS AG	(14,734,361)	14,734,361	—	—
ProShares Ultra Gold
Citibank N.A.	(2,727,933)	2,727,933	—	—
Goldman Sachs International	(2,089,538)	2,089,538	—	—
Societe Generale S.A.	(1,052,226)	1,052,226	—	—
UBS AG	(2,027,789)	2,027,789	—	—
ProShares Ultra Silver
Citibank N.A.	(12,900,135)	12,900,135	—	—
Goldman Sachs International	(8,565,734)	8,565,734	—	—
Societe Generale S.A.	(4,889,267)	4,889,267	—	—
UBS AG	(9,050,819)	9,050,819	—	—
ProShares Ultra Euro
Goldman Sachs International	199,130	—	—	199,130
UBS AG	110,783	—	—	110,783
ProShares Ultra Yen
Goldman Sachs International	(188,865)	188,865	—	—
UBS AG	(154,004)	9,004	145,000	—

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

Transaction fees for the three and six months ended June 30, 2017 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
VIX Short-Term Futures ETF	$37,861	$66,495
VIX Mid-Term Futures ETF	1,585	3,212
Short VIX Short-Term Futures ETF	255,866	425,854
Ultra VIX Short-Term Futures ETF	245,987	452,486
UltraShort Bloomberg Crude Oil	79,893	118,408
UltraPro 3X Short Crude Oil ETF	2,511	3,199
UltraShort Bloomberg Natural Gas	488	765
UltraShort Gold	5,708	11,989
UltraShort Silver	—	—
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra Bloomberg Crude Oil	226,384	395,871
UltraPro 3X Crude Oil ETF	8,116	9,112
Ultra Bloomberg Natural Gas	2,003	6,870
Ultra Gold	2,492	9,375
Ultra Silver	11,627	17,688
Ultra Euro	—	—
Ultra Yen	—	—

Total Trust	$880,521	$1,521,324

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2017:

For the Three Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil	UltraPro 3X Short Crude Oil ETF
Net asset value, at March 31, 2017	$52.7150	$31.8965	$70.5439	$64.7746	$36.7016	$21.1581
Net investment income (loss)	(0.0359)	(0.0210)	(0.1568)	(0.1586)	(0.0292)	(0.0802)
Net realized and unrealized gain (loss)#	(9.9899)	(4.4116)	9.7200	(25.2974)	6.7614	5.3826
Change in net asset value from operations	(10.0258)	(4.4326)	9.5632	(25.4560)	6.7322	5.3024
Net asset value, at June 30, 2017	$42.6892	$27.4639	$80.1071	$39.3186	$43.4338	$26.4605
Market value per share, at March 31, 2017†	$52.68	$31.95	$70.58	$64.68	$36.57	$21.07
Market value per share, at June 30, 2017†	$42.52	$27.43	$80.64	$38.96	$43.21	$26.24
Total Return, at net asset value^	(19.0)%	(13.9)%	13.6%	(39.3)%	18.3%	25.1%
Total Return, at market value^	(19.3)%	(14.1)%	14.3%	(39.8)%	18.2%	24.5%
Ratios to Average Net Assets**
Expense ratio	0.97%	0.87%	1.50%	1.88%	1.00%	1.34%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.30)%	(0.28)%	(0.86)%	(1.27)%	(0.30)%	(1.34)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Three Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro
Net asset value, at March 31, 2017	$29.2434	$76.4038	$29.3775	$44.5099	$48.7520	$26.4161
Net investment income (loss)	(0.0602)	(0.0386)	(0.0215)	(0.0354)	(0.0534)	(0.0117)
Net realized and unrealized gain (loss)#	3.9792	(0.0653)	5.3912	(2.7385)	(0.7987)	(3.2812)
Change in net asset value from operations	3.9190	(0.1039)	5.3697	(2.7739)	(0.8521)	(3.2929)
Net asset value, at June 30, 2017	$33.1624	$76.2999	$34.7472	$41.7360	$47.8999	$23.1232
Market value per share, at March 31, 2017†	$29.25	$75.93	$28.90	$44.29	$49.00	$26.39
Market value per share, at June 30, 2017†	$33.33	$76.37	$34.09	$41.71	$47.80	$23.12
Total Return, at net asset value^	13.4%	(0.1)%	18.3%	(6.2)%	(1.7)%	(12.5)%
Total Return, at market value^	13.9%	0.6%	18.0%	(5.8)%	(2.4)%	(12.4)%
Ratios to Average Net Assets**
Expense ratio	1.31%	0.95%	0.95%	0.96%	1.01%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.81)%	(0.21)%	(0.27)%	(0.33)%	(0.42)%	(0.19)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Three Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Yen	Ultra Bloomberg Crude Oil	UltraPro 3X Crude Oil ETF	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2017	$72.5519	$18.9587	$29.2438	$12.2730	$38.3348	$40.5970
Net investment income (loss)	(0.0363)	(0.0100)	(0.0715)	(0.0166)	(0.0191)	(0.0178)
Net realized and unrealized gain (loss)#	1.5578	(4.1451)	(9.6487)	(2.4868)	(0.5634)	(7.3476)
Change in net asset value from operations	1.5215	(4.1551)	(9.7202)	(2.5034)	(0.5825)	(7.3654)
Net asset value, at June 30, 2017	$74.0734	$14.8036	$19.5236	$9.7696	$37.7523	$33.2316
Market value per share, at March 31, 2017†	$72.50	$19.02	$29.42	$12.27	$38.45	$41.23
Market value per share, at June 30, 2017†	$74.05	$14.86	$19.68	$9.74	$37.68	$33.82
Total Return, at net asset value^	2.1%	(21.9)%	(33.2)%	(20.4)%	(1.5)%	(18.1)%
Total Return, at market value^	2.1%	(21.9)%	(33.1)%	(20.6)%	(2.0)%	(18.0)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.98%	1.27%	1.19%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.20)%	(0.24)%	(1.27)%	(0.59)%	(0.20)%	(0.19)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Three Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2017	$14.2445	$60.4154
Net investment income (loss)	(0.0098)	(0.0745)
Net realized and unrealized gain (loss)#	1.9254	(1.6593)
Change in net asset value from operations	1.9156	(1.7338)
Net asset value, at June 30, 2017	$16.1601	$58.6816
Market value per share, at March 31, 2017†	$14.27	$60.19
Market value per share, at June 30, 2017†	$16.17	$58.68
Total Return, at net asset value^	13.4%	(2.9)%
Total Return, at market value^	13.3%	(2.5)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%
Net investment income (loss)	(0.26)%	(0.49)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended June 30, 2016:

For the Three Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas
Net asset value, at March 31, 2016	$232.6568	$52.7219	$25.3165	$1,925.3153	$64.8940	$66.7299
Net investment income (loss)	(0.4022)	(0.0931)	(0.0783)	(4.6958)	(0.0873)	(0.1967)
Net realized and unrealized gain (loss)#	(51.6801)	(0.6535)	(0.3211)	(1,008.0205)	(23.8390)	(32.4440)
Change in net asset value from operations	(52.0823)	(0.7466)	(0.3994)	(1,012.7163)	(23.9263)	(32.6407)
Net asset value, at June 30, 2016	$180.5745	$51.9753	$24.9171	$912.5990	$40.9677	$34.0892
Market value per share, at March 31, 2016†	$233.60	$52.87	$25.27	$1,933.00	$65.47	$65.93
Market value per share, at June 30, 2016†	$183.20	$52.53	$24.53	$943.00	$40.81	$34.06
Total Return, at net asset value^	(22.4)%	(1.4)%	(1.6)%	(52.6)%	(36.9)%	(48.9)%
Total Return, at market value^	(21.6)%	(0.6)%	(2.9)%	(51.2)%	(37.7)%	(48.3)%
Ratios to Average Net Assets**
Expense ratio	1.01%	0.92%	1.40%	1.56%	1.02%	1.72%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.79)%	(0.70)%	(1.18)%	(1.33)%	(0.76)%	(1.51)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

For the Three Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at March 31, 2016	$82.0751	$49.6365	$41.6987	$51.5091	$23.1947	$76.5139
Net investment income (loss)	(0.1336)	(0.0690)	(0.0793)	(0.1033)	(0.0402)	(0.1249)
Net realized and unrealized gain (loss)#	(11.6295)	(16.4051)	1.1947	2.0611	1.1638	(12.8555)
Change in net asset value from operations	(11.7631)	(16.4741)	1.1154	1.9578	1.1236	(12.9804)
Net asset value, at June 30, 2016	$70.3120	$33.1624	$42.8141	$53.4669	$24.3183	$63.5335
Market value per share, at March 31, 2016†	$83.03	$49.42	$41.66	$51.65	$23.19	$76.50
Market value per share, at June 30, 2016†	$70.00	$31.65	$42.81	$53.47	$24.32	$63.53
Total Return, at net asset value^	(14.3)%	(33.2)%	2.7%	3.8%	4.8%	(17.0)%
Total Return, at market value^	(15.7)%	(36.0)%	2.7%	3.5%	4.9%	(17.0)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.68)%	(0.67)%	(0.76)%	(0.77)%	(0.69)%	(0.72)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

For the Three Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2016	$17.9885	$10.8292	$39.8802	$32.7270	$16.8643	$61.9587
Net investment income (loss)	(0.0453)	(0.0397)	(0.0707)	(0.0677)	(0.0276)	(0.1156)
Net realized and unrealized gain (loss)#	6.3825	6.9636	4.9860	12.8697	(0.9485)	10.8313
Change in net asset value from operations	6.3372	6.9239	4.9153	12.8020	(0.9761)	10.7157
Net asset value, at June 30, 2016	$24.3257	$17.7531	$44.7955	$45.5290	$15.8882	$72.6744
Market value per share, at March 31, 2016†	$17.82	$10.88	$39.69	$32.82	$16.87	$61.98
Market value per share, at June 30, 2016†	$24.44	$17.65	$45.03	$47.67	$15.86	$72.71
Total Return, at net asset value^	35.2%	63.9%	12.3%	39.1%	(5.8)%	17.3%
Total Return, at market value^	37.1%	62.2%	13.5%	45.2%	(6.0)%	17.3%
Ratios to Average Net Assets**
Expense ratio	1.03%	1.46%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.80)%	(1.27)%	(0.69)%	(0.71)%	(0.67)%	(0.69)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2017:

For the Six Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil	UltraPro 3X Short Crude Oil ETF+
Net asset value, at December 31, 2016	$84.8584	$42.1361	$45.6151	$173.9265	$31.6975	$25.0000
Net investment income (loss)	(0.1078)	(0.0610)	(0.3270)	(0.4209)	(0.0764)	(0.0884)
Net realized and unrealized gain (loss)#	(42.0614)	(14.6112)	34.8190	(134.1870)	11.8127	1.5489
Change in net asset value from operations	(42.1692)	(14.6722)	34.4920	(134.6079)	11.7363	1.4605
Net asset value, at June 30, 2017	$42.6892	$27.4639	$80.1071	$39.3186	$43.4338	$26.4605
Market value per share, at December 31, 2016†	$85.04	$42.34	$45.49	$175.00	$31.65	$25.00
Market value per share, at June 30, 2017†	$42.52	$27.43	$80.64	$38.96	$43.21	$26.24
Total Return, at net asset value^	(49.7)%	(34.8)%	75.6%	(77.4)%	37.0%	5.8%
Total Return, at market value^	(50.0)%	(35.2)%	77.3%	(77.7)%	36.5%	5.0%
Ratios to Average Net Assets**
Expense ratio	0.96%	0.88%	1.54%	1.81%	0.98%	1.37%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.40)%	(0.37)%	(0.96)%	(1.31)%	(0.43)%	(1.37)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, March 24, 2017 through June 30, 2017.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
The returns of shares outstanding for the period from commencement of operations through June 30, 2017 are calculated based on the initial offering price upon commencement of operations of $25.0000 for ProShares UltraPro 3X Short Crude Oil ETF.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Six Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro
Net asset value, at December 31, 2016	$23.1010	$91.3281	$37.3072	$45.0574	$55.3782	$27.0847
Net investment income (loss)	(0.1343)	(0.1318)	(0.0595)	(0.0976)	(0.1316)	(0.0427)
Net realized and unrealized gain (loss)#	10.1957	(14.8964)	(2.5005)	(3.2238)	(7.3467)	(3.9188)
Change in net asset value from operations	10.0614	(15.0282)	(2.5600)	(3.3214)	(7.4783)	(3.9615)
Net asset value, at June 30, 2017	$33.1624	$76.2999	$34.7472	$41.7360	$47.8999	$23.1232
Market value per share, at December 31, 2016†	$23.05	$90.54	$38.76	$45.12	$55.24	$27.08
Market value per share, at June 30, 2017†	$33.33	$76.37	$34.09	$41.71	$47.80	$23.12
Total Return, at net asset value^	43.6%	(16.5)%	(6.9)%	(7.4)%	(13.5)%	(14.6)%
Total Return, at market value^	44.6%	(15.7)%	(12.0)%	(7.6)%	(13.5)%	(14.6)%
Ratios to Average Net Assets**
Expense ratio	1.30%	0.95%	0.95%	0.96%	1.01%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.89)%	(0.34)%	(0.37)%	(0.45)%	(0.53)%	(0.33)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Six Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Yen	Ultra Bloomberg Crude Oil	UltraPro 3X Crude Oil ETF+	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2016	$80.2431	$23.3352	$25.0000	$18.8483	$32.9026	$33.4420
Net investment income (loss)	(0.1309)	(0.0320)	(0.0783)	(0.0397)	(0.0638)	(0.0616)
Net realized and unrealized gain (loss)#	(6.0388)	(8.4996)	(5.3981)	(9.0390)	4.9135	(0.1488)
Change in net asset value from operations	(6.1697)	(8.5316)	(5.4764)	(9.0787)	4.8497	(0.2104)
Net asset value, at June 30, 2017	$74.0734	$14.8036	$19.5236	$9.7696	$37.7523	$33.2316
Market value per share, at December 31, 2016†	$80.25	$23.36	$25.00	$18.96	$33.20	$32.09
Market value per share, at June 30, 2017†	$74.05	$14.86	$19.68	$9.74	$37.68	$33.82
Total Return, at net asset value^	(7.7)%	(36.6)%	(21.9)%	(48.2)%	14.7%	(0.6)%
Total Return, at market value^	(7.7)%	(36.4)%	(21.3)%	(48.6)%	13.5%	5.4%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.98%	1.29%	1.17%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.36)%	(0.35)%	(1.29)%	(0.68)%	(0.34)%	(0.33)%

+	From commencement of operations, March 24, 2017 through June 30, 2017.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.

The returns of shares outstanding for the period from commencement of operations through June 30, 2017 are calculated based on the initial offering price upon commencement of operations of $25.0000 for ProShares UltraPro 3X Crude Oil ETF.

**	Percentages are annualized.

For the Six Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2016	$14.0172	$55.4262
Net investment income (loss)	(0.0265)	(0.1679)
Net realized and unrealized gain (loss)#	2.1694	3.4233
Change in net asset value from operations	2.1429	3.2554
Net asset value, at June 30, 2017	$16.1601	$58.6816
Market value per share, at December 31, 2016†	$14.09	$55.52
Market value per share, at June 30, 2017†	$16.17	$58.68
Total Return, at net asset value^	15.3%	5.9%
Total Return, at market value^	14.8%	5.7%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%
Net investment income (loss)	(0.36)%	(0.57)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2016:

For the Six Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2015	$264.8433	$53.9626	$25.4075	$2,808.4027	$66.6009	$46.5314
Net investment income (loss)	(0.9172)	(0.2001)	(0.1250)	(11.5661)	(0.2219)	(0.4217)
Net realized and unrealized gain (loss)#	(83.3516)	(1.7872)	(0.3654)	(1,884.2376)	(25.4113)	(12.0205)
Change in net asset value from operations	(84.2688)	(1.9873)	(0.4904)	(1,895.8037)	(25.6332)	(12.4422)
Net asset value, at June 30, 2016	$180.5745	$51.9753	$24.9171	$912.5990	$40.9677	$34.0892
Market value per share, at December 31, 2015†	$266.60	$53.99	$25.23	$2,835.00	$66.82	$46.55
Market value per share, at June 30, 2016†	$183.20	$52.53	$24.53	$943.00	$40.81	$34.06
Total Return, at net asset value^	(31.8)%	(3.7)%	(1.9)%	(67.5)%	(38.5)%	(26.7)%
Total Return, at market value^	(31.3)%	(2.7)%	(2.8)%	(66.7)%	(38.9)%	(26.8)%
Ratios to Average Net Assets**
Expense ratio	1.03%	0.93%	1.33%	1.55%	1.05%	1.70%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.82)%	(0.72)%	(1.12)%	(1.32)%	(0.80)%	(1.47)%

*	See Note 1 of these Notes to Financial Statements
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

For the Six Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2015	$115.8799	$64.5783	$43.7767	$58.4582	$25.5406	$87.9389
Net investment income (loss)	(0.3036)	(0.1668)	(0.1676)	(0.2320)	(0.0845)	(0.2872)
Net realized and unrealized gain (loss)#	(45.2643)	(31.2491)	(0.7950)	(4.7593)	(1.1378)	(24.1182)
Change in net asset value from operations	(45.5679)	(31.4159)	(0.9626)	(4.9913)	(1.2223)	(24.4054)
Net asset value, at June 30, 2016	$70.3120	$33.1624	$42.8141	$53.4669	$24.3183	$63.5335
Market value per share, at December 31, 2015†	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89
Market value per share, at June 30, 2016†	$70.00	$31.65	$42.81	$53.47	$24.32	$63.53
Total Return, at net asset value^	(39.3)%	(48.6)%	(2.2)%	(8.5)%	(4.8)%	(27.8)%
Total Return, at market value^	(39.6)%	(51.0)%	(2.1)%	(8.0)%	(4.7)%	(27.7)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.72)%	(0.71)%	(0.79)%	(0.83)%	(0.70)%	(0.77)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

For the Six Months Ended June 30, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2015	$25.1548	$18.5698	$29.7295	$27.0638	$15.5107	$54.7527
Net investment income (loss)	(0.0792)	(0.0787)	(0.1371)	(0.1255)	(0.0581)	(0.2267)
Net realized and unrealized gain (loss)#	(0.7499)	(0.7380)	15.2031	18.5907	0.4356	18.1484
Change in net asset value from operations	(0.8291)	(0.8167)	15.0660	18.4652	0.3775	17.9217
Net asset value, at June 30, 2016	$24.3257	$17.7531	$44.7955	$45.5290	$15.8882	$72.6744
Market value per share, at December 31, 2015†	$25.08	$18.48	$29.73	$27.08	$15.51	$54.70
Market value per share, at June 30, 2016†	$24.44	$17.65	$45.03	$47.67	$15.86	$72.71
Total Return, at net asset value^	(3.3)%	(4.4)%	50.7%	68.2%	2.4%	32.7%
Total Return, at market value^	(2.6)%	(4.5)%	51.5%	76.0%	2.3%	32.9%
Ratios to Average Net Assets**
Expense ratio	1.03%	1.43%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.80)%	(1.25)%	(0.71)%	(0.73)%	(0.72)%	(0.72)%

*	See Note 1 of these Notes to Financial Statements
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated
^	Percentages are not annualized for the period ended June 30, 2016.
**	Percentages are annualized.

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

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of net asset value (“NAV”) to the next.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2017 and 2016, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Three Months Ended June 30, 2017	Interest Income Three Months Ended June 30, 2016	Interest Income Six Months Ended June 30, 2017	Interest Income Six Months Ended June 30, 2016
ProShares VIX Short-Term Futures ETF	$248,418	$134,426	$407,223	$180,575
ProShares VIX Mid-Term Futures ETF	48,327	21,839	92,587	34,098
ProShares Short VIX Short-Term Futures ETF	1,030,436	281,446	1,382,694	599,158
ProShares Ultra VIX Short-Term Futures ETF	595,569	527,858	966,554	826,663
ProShares UltraShort Bloomberg Crude Oil	280,496	144,387	539,542	233,499
ProShares UltraPro 3X Short Crude Oil ETF	—	—	—	—
ProShares UltraShort Bloomberg Natural Gas	9,532	4,550	14,473	14,118
ProShares UltraShort Gold	64,930	45,076	116,347	74,265
ProShares UltraShort Silver	36,403	29,058	58,906	48,742
ProShares Short Euro	22,784	8,531	38,480	14,669
ProShares UltraShort Australian Dollar	21,253	12,258	35,524	20,043
ProShares UltraShort Euro	508,339	255,428	893,083	516,867
ProShares UltraShort Yen	360,252	104,491	683,531	172,839
ProShares Ultra Bloomberg Crude Oil	1,572,668	498,531	2,617,079	949,595
ProShares UltraPro 3X Crude Oil ETF	—	—	—	—
ProShares Ultra Bloomberg Natural Gas	62,796	15,411	106,835	27,143
ProShares Ultra Gold	178,660	59,634	300,135	106,020
ProShares Ultra Silver	518,829	188,656	884,169	310,266
ProShares Ultra Euro	24,972	6,834	39,752	11,797
ProShares Ultra Yen	6,876	4,255	11,186	7,149

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 2, 2017, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the three and six months ended June 30, 2017.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. The Sponsor is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$137,512,969	$159,076,994
NAV end of period	$162,053,094	$190,955,944
Percentage change in NAV	17.8%	20.0%
Shares outstanding beginning of period	2,608,613	683,741
Shares outstanding end of period	3,796,113	1,057,491
Percentage change in shares outstanding	45.5%	54.7%
Shares created	1,937,500	917,500
Shares redeemed	750,000	543,750
Per share NAV beginning of period	$52.71	$232.66
Per share NAV end of period	$42.69	$180.57
Percentage change in per share NAV	(19.0)%	(22.4)%
Percentage change in benchmark	(18.7)%	(22.5)%
Benchmark annualized volatility	56.3%	102.3%

During the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,608,613 outstanding Shares at March 31, 2017 to 3,796,113 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 683,741 outstanding Shares at March 31, 2016 to 1,057,491 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.0% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 22.4% for the three months ended June 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $61.29 per Share and reached its low for the period on June 26, 2017 at $40.75 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 11, 2016 at $250.48 per Share and reached its low for the period on June 6, 2016 at $170.20 per Share.

The benchmark’s decline of 18.7% for the three months ended June 30, 2017, as compared to the benchmark’s decline of 22.5% for the three months ended June 30, 2016, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(110,768)	$(487,032)
Management fee	313,196	520,759
Brokerage commissions	45,990	100,699
Net realized gain (loss)	(33,527,509)	(40,262,015)
Change in net unrealized appreciation/depreciation	6,221,178	1,038,205
Net income (loss)	$(27,417,099)	$(39,710,842)

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$37,873,983	$29,650,967
NAV end of period	$30,550,943	$42,224,892
Percentage change in NAV	(19.3)%	42.4%
Shares outstanding beginning of period	1,187,403	562,403
Shares outstanding end of period	1,112,403	812,403
Percentage change in shares outstanding	(6.3)%	44.5%
Shares created	50,000	275,000
Shares redeemed	125,000	25,000
Per share NAV beginning of period	$31.90	$52.72
Per share NAV end of period	$27.46	$51.98
Percentage change in per share NAV	(13.9)%	(1.4)%
Percentage change in benchmark	(13.6)%	(1.2)%
Benchmark annualized volatility	18.6%	45.6%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,187,403 outstanding Shares at March 31, 2017 to 1,112,403 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 562,403 outstanding Shares at March 31, 2016 to 812,403 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.9% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 1.4% for the three months ended June 30, 2016 was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $32.97 per Share and reached its low for the period on June 28, 2017 at $27.30 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $58.82 per Share and reached its low for the period on June 23, 2016 at $49.89 per Share.

The benchmark’s decline of 13.6% for the three months ended June 30, 2017, as compared to the benchmark’s decline of 1.2% for the three months ended June 30, 2016, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(23,141)	$(69,741)
Management fee	70,059	84,727
Brokerage commissions	1,409	6,853
Net realized gain (loss)	(7,047,660)	(2,943,716)
Change in net unrealized appreciation/depreciation	2,246,757	2,044,685
Net income (loss)	$(4,824,044)	$(968,772)

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a greater decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2017.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$486,752,851	$508,862,366
NAV end of period	$793,060,423	$687,712,265
Percentage change in NAV	62.9%	35.1%
Shares outstanding beginning of period	6,900,000	20,100,000
Shares outstanding end of period	9,900,000	27,600,000
Percentage change in shares outstanding	43.5%	37.3%
Shares created	16,500,000	39,800,000
Shares redeemed	13,500,000	32,300,000
Per share NAV beginning of period	$70.54	$25.32
Per share NAV end of period	$80.11	$24.92
Percentage change in per share NAV	13.6%	(1.6)%
Percentage change in benchmark	(18.7)%	(22.5)%
Benchmark annualized volatility	56.3%	102.3%

During the three months ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 6,900,000 outstanding Shares at March 31, 2017 to 9,900,000 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 20,100,000 outstanding Shares at March 31, 2016 to 27,600,000 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.6% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 1.6% for the three months ended June 30, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 26, 2017 at $84.17 per Share and reached its low for the period on April 13, 2017 at $60.18 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 6, 2016 at $32.59 per Share and reached its low for the period on June 27, 2016 at $19.38 per Share.

The benchmark’s decline of 18.7% for the three months ended June 30, 2017, as compared to the benchmark’s decline of 22.5% for the three months ended June 30, 2016, can be attributed to a lesser decline of the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(1,366,200)	$(1,510,189)
Management fee	1,516,291	1,218,924
Brokerage commissions	880,345	572,711
Net realized gain (loss)	182,927,300	77,967,418
Change in net unrealized appreciation/depreciation	(24,618,005)	14,457,719
Net income (loss)	$156,943,095	$90,914,948

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$359,949,459	$892,431,755
NAV end of period	$378,714,636	$839,613,853
Percentage change in NAV	5.2%	(5.9)%
Shares outstanding beginning of period	5,556,952	463,525
Shares outstanding end of period	9,631,952	920,025
Percentage change in shares outstanding	73.3%	98.5%
Shares created	11,787,500	1,023,500
Shares redeemed	7,712,500	567,000
Per share NAV beginning of period	$64.77	$1,925.32
Per share NAV end of period	$39.32	$912.60
Percentage change in per share NAV	(39.3)%	(52.6)%
Percentage change in benchmark	(18.7)%	(22.5)%
Benchmark annualized volatility	56.3%	102.3%

During the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 5,556,952 outstanding Shares at March 31, 2017 to 9,631,952 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 463,525 outstanding Shares at March 31, 2016 to 920,025 outstanding Shares at June 30, 2016.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 39.3% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 52.6% for the three months ended June 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $86.96 per Share and reached its low for the period on June 26, 2017 at $35.93 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 11, 2016 at $2,197.60 per Share and reached its low for the period on June 30, 2016 at $912.60 per Share.

The benchmark’s decline of 18.7% for the three months ended June 30, 2017, as compared to the benchmark’s decline of 22.5% for the three months ended June 30, 2016, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(1,224,224)	$(3,032,293)
Management fee	918,110	2,169,397
Brokerage commissions	901,683	1,390,754
Net realized gain (loss)	(153,987,419)	(535,301,823)
Change in net unrealized appreciation/depreciation	30,330,056	33,049,072
Net income (loss)	$(124,881,587)	$(505,285,044)

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a lesser decline n the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$205,157,522	$223,228,004
NAV end of period	$121,175,298	$165,504,746
Percentage change in NAV	(40.9)%	(25.9)%
Shares outstanding beginning of period	5,589,884	3,439,884
Shares outstanding end of period	2,789,884	4,039,884
Percentage change in shares outstanding	(50.1)%	17.4%
Shares created	3,200,000	4,600,000
Shares redeemed	6,000,000	4,000,000
Per share NAV beginning of period	$36.70	$64.89
Per share NAV end of period	$43.43	$40.97
Percentage change in per share NAV	18.3%	(36.9)%
Percentage change in benchmark	(10.5)%	18.7%
Benchmark annualized volatility	27.7%	38.6%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 5,589,884 outstanding Shares at March 31, 2017 to 2,789,884 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 3,439,884 outstanding Shares at March 31, 2016 to 4,039,884 outstanding Shares at June 30, 2016.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.3% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 36.9% for the three months ended June 30, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $51.13 per Share and reached its low for the period on April 11, 2017 at $32.87 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 4, 2016 at $74.28 per Share and reached its low for the period on June 8, 2016 at $37.22 per Share.

The benchmark’s decline of 10.5% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 18.7% for the three months ended June 30, 2016, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(120,394)	$(412,454)
Management fee	381,832	516,946
Brokerage commissions	19,058	39,895
Net realized gain (loss)	60,374,329	(109,493,254)
Change in net unrealized appreciation/depreciation	(14,881,070)	19,903,264
Net income (loss)	$45,372,865	$(90,002,444)

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decrease in the price of WTI Crude Oil during the three months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraPro 3x Short Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the three months ended June 30, 2016 have not been provided.

The following table provides summary performance information for the Fund for the three months ended June 30, 2017:

Three Months Ended June 30, 2017
NAV beginning of period	$4,231,785
NAV end of period	$5,292,315
Percentage change in NAV	25.1%
Shares outstanding beginning of period	200,008
Shares outstanding end of period	200,008
Percentage change in shares outstanding	0.0%
Shares created	150,000
Shares redeemed	150,000
Per share NAV beginning of period	$21.16
Per share NAV end of period	$26.46
Percentage change in per share NAV	25.0%
Percentage change in benchmark	(10.5)%
Benchmark annualized volatility	27.7%

During the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. There was no net change in the Fund’s outstanding Shares from March 31, 2017 to June 30, 2017.

For the three months ended June 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $33.88 per Share and reached its low for the period on April 11, 2017 at $17.91 per Share.

The benchmark’s decline of 10.5% for the three months ended June 30, 2017, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017:

Three Months Ended June 30, 2017
Net investment income (loss)	$(23,799)
Brokerage commissions	6,949
Offering costs	36,999
Limitation by Sponsor	(20,149)
Net realized gain (loss)	1,878,109
Change in net unrealized appreciation/depreciation	416,232
Net income (loss)	$2,270,542

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016 :

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$8,037,027	$4,993,531
NAV end of period	$7,455,967	$2,550,965
Percentage change in NAV	(7.2)%	(48.9)%
Shares outstanding beginning of period	274,832	74,832
Shares outstanding end of period	224,832	74,832
Percentage change in shares outstanding	(18.2)%	0.0%
Shares created	50,000	300,000
Shares redeemed	100,000	300,000
Per share NAV beginning of period	$29.24	$66.73
Per share NAV end of period	$33.16	$34.09
Percentage change in per share NAV	13.4%	(48.9)%
Percentage change in benchmark	(9.4)%	31.0%
Benchmark annualized volatility	31.3%	40.0%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 274,832 outstanding Shares at March 31, 2017 to 224,832 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from March 31, 2016 to June 30, 2016.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.4% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 48.9% for the three months ended June 30, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 19, 2017 at $36.17 per Share and reached its low for the period on May 12, 2017 at $25.70 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 6, 2016 at $69.79 per Share and reached its low for the period on June 30, 2016 at $34.09 per Share.

The benchmark’s decline of 9.4% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 31.0% for the three months ended June 30, 2016, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(15,159)	$(31,909)
Management fee	17,846	20,104
Brokerage commissions	6,845	16,355
Net realized gain (loss)	49,239	(3,554,942)
Change in net unrealized appreciation/depreciation	880,924	(14,207)
Net income (loss)	$915,004	$(3,601,058)

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decrease in the price of Henry Hub Natural Gas, during the three months ended June 30, 2017.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016 :

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$34,150,818	$69,515,807
NAV end of period	$37,919,363	$56,037,110
Percentage change in NAV	11.0%	(19.4)%
Shares outstanding beginning of period	446,978	846,978
Shares outstanding end of period	496,978	796,978
Percentage change in shares outstanding	11.2%	(5.9)%
Shares created	200,000	100,000
Shares redeemed	150,000	150,000
Per share NAV beginning of period	$76.40	$82.08
Per share NAV end of period	$76.30	$70.31
Percentage change in per share NAV	(0.1)%	(14.3)%
Percentage change in benchmark	(0.2)%	6.8%
Benchmark annualized volatility	11.1%	17.7%

During the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 446,978 outstanding Shares at March 31, 2017 to 496,978 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 846,978 outstanding Shares at March 31, 2016 to 796,978 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.1% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 14.3% for the three months ended June 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 9, 2017 at $79.26 per Share and reached its low for the period on June 6, 2017 at $70.47 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 1, 2016 at $85.16 per Share and reached its low for the period on June 27, 2016 at $69.95 per Share.

The benchmark’s decline of 0.2% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 6.8% for the three months ended June 30, 2016, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(18,164)	$(114,810)
Management fee	83,084	159,878
Brokerage commissions	10	8
Net realized gain (loss)	(3,423,708)	(256,423)
Change in net unrealized appreciation/depreciation	3,810,157	(9,930,237)
Net income (loss)	$368,285	$(10,301,470)

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2017.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$18,125,235	$50,479,106
NAV end of period	$23,175,549	$32,067,220
Percentage change in NAV	27.9%	(36.5)%
Shares outstanding beginning of period	616,976	1,016,976
Shares outstanding end of period	666,976	966,976
Percentage change in shares outstanding	8.1%	(4.9)%
Shares created	300,000	250,000
Shares redeemed	250,000	300,000
Per share NAV beginning of period	$29.38	$49.64
Per share NAV end of period	$34.75	$33.16
Percentage change in per share NAV	18.3%	(33.2)%
Percentage change in benchmark	(8.8)%	19.4%
Benchmark annualized volatility	16.5%	25.3%

During the three months ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 616,976 outstanding Shares at March 31, 2017 to 666,976 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,016,976 outstanding Shares at March 31, 2016 to 966,976 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.3% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 33.2% for the three months ended June 30, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 9, 2017 at $36.09 per Share and reached its low for the period on April 13, 2017 at $27.71 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 4, 2016 at $52.34 per Share and reached its low for the period on June 30, 2016 at $33.16 per Share.

The benchmark’s decline of 8.8% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 19.4% for the three months ended June 30, 2016, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(14,368)	$(70,289)
Management fee	50,752	99,330
Brokerage commissions	19	17
Net realized gain (loss)	631,092	(6,440,229)
Change in net unrealized appreciation/depreciation	3,022,758	(9,544,661)
Net income (loss)	$3,639,482	$(16,055,179)

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decline in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2017.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$15,578,470	$14,594,528
NAV end of period	$10,433,992	$17,125,648
Percentage change in NAV	(33.0)%	17.3%
Shares outstanding beginning of period	350,000	350,000
Shares outstanding end of period	250,000	400,000
Percentage change in shares outstanding	(28.6)%	14.3%
Shares created	—	50,000
Shares redeemed	100,000	—
Per share NAV beginning of period	$44.51	$41.70
Per share NAV end of period	$41.74	$42.81
Percentage change in per share NAV	(6.2)%	2.7%
Percentage change in benchmark	7.1%	(2.5)%
Benchmark annualized volatility	7.4%	9.1%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,000 outstanding Shares at March 31, 2017 to 250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 350,000 outstanding Shares at March 31, 2016 to 400,000 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.2% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 2.7% for the three months ended June 30, 2016, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 10, 2017 at $44.89 per Share and reached its low for the period on June 29, 2017 at $41.66 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $43.03 per Share and reached its low for the period on May 2, 2016 at $41.22 per Share.

The benchmark’s rise of 7.1% for the three months ended June 30, 2017, as compared to the benchmark’s decline of 2.5% for the three months ended June 30, 2016, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(11,755)	$(31,107)
Management fee	34,086	38,959
Brokerage commissions	453	679
Net realized gain (loss)	(818,040)	(472,606)
Change in net unrealized appreciation/depreciation	(66,049)	925,451
Net income (loss)	$(895,844)	$421,738

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2017.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$14,625,590	$18,028,199
NAV end of period	$11,974,974	$18,713,405
Percentage change in NAV	(18.1)%	3.8%
Shares outstanding beginning of period	300,000	350,000
Shares outstanding end of period	250,000	350,000
Percentage change in shares outstanding	(16.7)%	0.0%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$48.75	$51.51
Per share NAV end of period	$47.90	$53.47
Percentage change in per share NAV	(1.7)%	3.8%
Percentage change in benchmark	0.6%	(2.7)%
Benchmark annualized volatility	7.1%	13.2%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at March 31, 2017 to 250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2016 to June 30, 2016.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.7% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 3.8% for the three months ended June 30, 2016, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 9, 2017 at $52.68 per Share and reached its low for the period on June 29, 2017 at $47.90 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on May 24, 2016 at $58.10 per Share and reached its low for the period on April 19, 2016 at $49.39 per Share.

The benchmark’s rise of 0.6% for the three months ended June 30, 2017, as compared to the benchmark’s decline of 2.7% for the three months ended June 30, 2016, can be attributed to a rise in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(15,526)	$(36,158)
Management fee	34,714	44,642
Brokerage commissions	2,065	3,774
Net realized gain (loss)	64,821	(454,834)
Change in net unrealized appreciation/depreciation	(207,466)	1,176,198
Net income (loss)	$(158,171)	$685,206

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2017.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$297,181,632	$398,948,519
NAV end of period	$237,012,906	$386,660,905
Percentage change in NAV	(20.2)%	(3.1)%
Shares outstanding beginning of period	11,250,000	17,200,000
Shares outstanding end of period	10,250,000	15,900,000
Percentage change in shares outstanding	(8.9)%	(7.6)%
Shares created	150,000	200,000
Shares redeemed	1,150,000	1,500,000
Per share NAV beginning of period	$26.42	$23.19
Per share NAV end of period	$23.12	$24.32
Percentage change in per share NAV	(12.5)%	4.9%
Percentage change in benchmark	7.1%	(2.5)%
Benchmark annualized volatility	7.4%	9.1%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,250,000 outstanding Shares at March 31, 2017 to 10,250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 17,200,000 outstanding Shares at March 31, 2016 to 15,900,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.5% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 4.9% for the three months ended June 30, 2016, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 7, 2017 at $26.79 per Share and reached its low for the period on June 29, 2017 at $23.04 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $24.67 per Share and reached its low for the period on May 2, 2016 at $22.63 per Share.

The benchmark’s rise of 7.1% for the three months ended June 30, 2017, as compared to the benchmark’s decline of 2.5% for the three months ended June 30, 2016, can be attributed to rise in the value of the euro versus the U.S. dollar during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(125,473)	$(666,494)
Management fee	633,812	921,922
Net realized gain (loss)	(36,509,511)	(26,134,024)
Change in net unrealized appreciation/depreciation	1,704,360	45,094,110
Net income (loss)	$(34,930,624)	$18,293,592

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a rise in the value of the euro versus the U.S. dollar during the three months ended June 30, 2017.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$221,231,848	$175,927,655
NAV end of period	$170,316,152	$193,732,080
Percentage change in NAV	(23.0)%	10.1%
Shares outstanding beginning of period	3,049,290	2,299,290
Shares outstanding end of period	2,299,290	3,049,290
Percentage change in shares outstanding	(24.6)%	32.6%
Shares created	—	750,000
Shares redeemed	750,000	—
Per share NAV beginning of period	$72.55	$76.51
Per share NAV end of period	$74.07	$63.53
Percentage change in per share NAV	2.1%	(17.0)%
Percentage change in benchmark	(1.0)%	9.0%
Benchmark annualized volatility	8.0%	14.6%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 3,049,290 outstanding Shares at March 31, 2017 to 2,299,290 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 2,299,290 outstanding Shares at March 31, 2016 to 3,049,290 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.1% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 17.0% for the three months ended June 30, 2016, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 10, 2017 at $76.41 per Share and reached its low for the period on April 18, 2017 at $68.84 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on April 1, 2016 at $75.29 per Share and reached its low for the period on June 27, 2016 at $62.01 per Share.

The benchmark’s decline of 1.0% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 9.0% for the three months ended June 30, 2016, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(97,161)	$(324,778)
Management fee	457,413	429,269
Net realized gain (loss)	(16,191,328)	(15,080,369)
Change in net unrealized appreciation/depreciation	19,230,799	(17,985,087)
Net income (loss)	$2,942,310	$(33,390,234)

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2017.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$883,692,281	$807,934,402
NAV end of period	$958,703,511	$898,563,742
Percentage change in NAV	8.5%	11.2%
Shares outstanding beginning of period	46,611,317	44,913,933
Shares outstanding end of period	64,761,317	36,938,933
Percentage change in shares outstanding	38.9%	(17.8)%
Shares created	39,500,000	5,975,000
Shares redeemed	21,350,000	13,950,000
Per share NAV beginning of period	$18.96	$17.99
Per share NAV end of period	$14.80	$24.33
Percentage change in per share NAV	(21.9)%	35.3%
Percentage change in benchmark	(10.5)%	18.7%
Benchmark annualized volatility	27.7%	38.6%

During the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 46,611,317 outstanding Shares at March 31, 2017 to 64,761,317 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 44,913,933 outstanding Shares at March 31, 2016 to 36,938,933 outstanding Shares at June 30, 2016.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.9% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 35.3% for the three months ended June 30, 2016, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 11, 2017 at $21.09 per Share and reached its low for the period on June 21, 2017 at $12.64 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 8, 2016 at $28.16 per Share and reached its low for the period on April 4, 2016 at $15.54 per Share.

The benchmark’s decline of 10.5% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 18.7% for the three months ended June 30, 2016, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(509,922)	$(1,768,802)
Management fee	2,013,640	2,100,452
Brokerage commissions	68,950	166,881
Net realized gain (loss)	(168,598,236)	366,695,141
Change in net unrealized appreciation/depreciation	28,789,192	(70,503,063)
Net income (loss)	$(140,318,966)	$294,423,276

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decrease in the price of WTI Crude Oil during the three months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the three months ended June 30, 2016 have not been provided.

The following table provides summary performance information for the Fund for the three months ended June 30, 2017:

Three Months Ended June 30, 2017
NAV beginning of period	$5,849,001
NAV end of period	$20,499,886
Percentage change in NAV	250.5%
Shares outstanding beginning of period	200,008
Shares outstanding end of period	1,050,008
Percentage change in shares outstanding	425.0%
Shares created	950,000
Shares redeemed	100,000
Per share NAV beginning of period	$29.24
Per share NAV end of period	$19.52
Percentage change in per share NAV	(33.2)%
Percentage change in benchmark	(10.5)%
Benchmark annualized volatility	27.7%

During the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 200,008 outstanding Shares at March 31, 2017 to 1,050,008 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 11, 2017 at $34.26 per Share and reached its low for the period on June 21, 2017 at $15.44 per Share.

The benchmark’s decline of 10.5% for the three months ended June 30, 2017, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017:

Three Months Ended June 30, 2017
Net investment income (loss)	$(40,999)
Brokerage commissions	10,401
Offering costs	36,999
Limitation by Sponsor	(6,401)
Net realized gain (loss)	(1,832,876)
Change in net unrealized appreciation/depreciation	(272,129)
Net income (loss)	$(2,146,004)

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$47,154,853	$28,612,516
NAV end of period	$43,886,614	$43,355,961
Percentage change in NAV	(6.9)%	51.5%
Shares outstanding beginning of period	3,842,169	2,642,169
Shares outstanding end of period	4,492,169	2,442,169
Percentage change in shares outstanding	16.9%	(7.6)%
Shares created	1,250,000	400,000
Shares redeemed	600,000	600,000
Per share NAV beginning of period	$12.27	$10.83
Per share NAV end of period	$9.77	$17.75
Percentage change in per share NAV	(20.4)%	63.9%
Percentage change in benchmark	(9.4)%	31.0%
Benchmark annualized volatility	31.3%	40.0%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 3,842,169 outstanding Shares at March 31, 2017 to 4,492,169 outstanding Shares at June 30, 2017. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 2,642,169 outstanding Shares at March 31, 2016 to 2,442,169 outstanding Shares at June 30, 2016.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.4% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 63.9% for the three months ended June 30, 2016, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 12, 2017 at $13.37 per Share and reached its low for the period on June 19, 2017 at $9.02 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 30, 2016 at $17.75 per Share and reached its low for the period on April 6, 2016 at $10.29 per Share.

The benchmark’s decline of 9.4% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 31.0% for the three months ended June 30, 2016, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(61,668)	$(100,326)
Management fee	99,053	75,122
Brokerage commissions	25,411	40,615
Net realized gain (loss)	(4,648,302)	10,485,336
Change in net unrealized appreciation/depreciation	(3,331,224)	7,851,936
Net income (loss)	$(8,041,194)	$18,236,946

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decrease in the price of Henry Hub Natural Gas during the three months ended June 30, 2017.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$97,753,642	$91,724,555
NAV end of period	$88,717,834	$100,789,893
Percentage change in NAV	(9.2)%	9.9%
Shares outstanding beginning of period	2,550,000	2,300,000
Shares outstanding end of period	2,350,000	2,250,000
Percentage change in shares outstanding	(7.8)%	(2.2)%
Shares created	50,000	–
Shares redeemed	250,000	50,000
Per share NAV beginning of period	$38.33	$39.88
Per share NAV end of period	$37.75	$44.80
Percentage change in per share NAV	(1.5)%	12.3%
Percentage change in benchmark	(0.2)%	6.8%
Benchmark annualized volatility	11.1%	17.7%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at March 31, 2017 to 2,350,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,300,000 outstanding Shares at March 31, 2016 to 2,250,000 outstanding Shares at June 30, 2016.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.5% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 12.3% for the three months ended June 30, 2016 was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 6, 2017 at $41.06 per Share and reached its low for the period on May 9, 2017 at $36.67 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $45.07 per Share and reached its low for the period on May 31, 2016 at $37.96 per Share.

The benchmark’s decline of 0.2% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 6.8% for the three months ended June 30, 2016, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(46,666)	$(161,625)
Management fee	225,316	221,251
Brokerage commissions	10	8
Net realized gain (loss)	8,452,994	(4,909,360)
Change in net unrealized appreciation/depreciation	(9,841,138)	16,122,144
Net income (loss)	$(1,434,810)	$11,051,159

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2017.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$306,366,355	$263,338,473
NAV end of period	$245,798,564	$386,838,399
Percentage change in NAV	(19.8)%	46.9%
Shares outstanding beginning of period	7,546,526	8,046,526
Shares outstanding end of period	7,396,526	8,496,526
Percentage change in shares outstanding	(2.0)%	5.6%
Shares created	650,000	700,000
Shares redeemed	800,000	250,000
Per share NAV beginning of period	$40.60	$32.73
Per share NAV end of period	$33.23	$45.53
Percentage change in per share NAV	(18.2)%	39.1%
Percentage change in benchmark	(8.8)%	19.4%
Benchmark annualized volatility	16.5%	25.3%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,546,526 outstanding Shares at March 31, 2017 to 7,396,526 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 8,046,526 outstanding Shares at March 31, 2016 to 8,496,526 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.2% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 39.1% for the three months ended June 30, 2016, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $42.76 per Share and reached its low for the period on May 9, 2017 at $32.50 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 30, 2016 at $45.53 per Share and reached its low for the period on April 4, 2016 at $30.92 per Share.

The benchmark’s decline of 8.8% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 19.4% for the three months ended June 30, 2016, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(132,432)	$(553,155)
Management fee	651,232	741,794
Brokerage commissions	29	17
Net realized gain (loss)	(10,939,045)	21,386,515
Change in net unrealized appreciation/depreciation	(41,673,877)	86,616,491
Net income (loss)	$(52,745,354)	$107,449,851

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decline in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2017.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$14,244,522	$10,961,778
NAV end of period	$12,928,079	$9,532,904
Percentage change in NAV	(9.2)%	(13.0)%
Shares outstanding beginning of period	1,000,000	650,000
Shares outstanding end of period	800,000	600,000
Percentage change in shares outstanding	(20.0)%	(7.7)%
Shares created	550,000	50,000
Shares redeemed	750,000	100,000
Per share NAV beginning of period	$14.24	$16.86
Per share NAV end of period	$16.16	$15.89
Percentage change in per share NAV	13.5%	(5.8)%
Percentage change in benchmark	7.1%	(2.5)%
Benchmark annualized volatility	7.4%	9.1%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 1,000,000 outstanding Shares at March 31, 2017 to 800,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 650,000 outstanding Shares at March 31, 2016 to 600,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.5% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 5.8% for the three months ended June 30, 2016, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 29, 2017 at $16.22 per Share and reached its low for the period on April 7, 2017 at $14.04 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on May 2, 2016 at $17.23 per Share and reached its low for the period on June 27, 2016 at $15.67 per Share.

The benchmark’s rise of 7.1% for the three months ended June 30, 2017, as compared to the benchmark’s decline of 2.5% for the three months ended June 30, 2016, can be attributed to a rise in the value of the euro versus the U.S. dollar during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(9,508)	$(16,403)
Management fee	34,480	23,237
Net realized gain (loss)	2,035,324	605,256
Change in net unrealized appreciation/depreciation	(10,060)	(1,163,117)
Net income (loss)	$2,015,756	$(574,264)

The Fund’s net income increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2017.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
NAV beginning of period	$6,039,723	$6,194,007
NAV end of period	$5,866,403	$7,265,264
Percentage change in NAV	(2.9)%	17.3%
Shares outstanding beginning of period	99,970	99,970
Shares outstanding end of period	99,970	99,970
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$60.42	$61.96
Per share NAV end of period	$58.68	$72.67
Percentage change in per share NAV	(2.9)%	17.3%
Percentage change in benchmark	(1.0)%	9.0%
Benchmark annualized volatility	8.0%	14.6%

During the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2017 to June 30, 2017. By comparison, during the three months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2016 to June 30, 2016.

For the three months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.9% for the three months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 17.3% for the three months ended June 30, 2016, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 18, 2017 at $63.59 per Share and reached its low for the period on May 10, 2017 at $57.18 per Share. By comparison, during the three months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $74.48 per Share and reached its low for the period on April 22, 2016 at $62.83 per Share.

The benchmark’s decline of 1.0% for the three months ended June 30, 2017, as compared to the benchmark’s rise of 9.0% for the three months ended June 30, 2016, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net investment income (loss)	$(7,450)	$(11,556)
Management fee	14,326	15,811
Net realized gain (loss)	424,094	485,862
Change in net unrealized appreciation/depreciation	(589,964)	596,951
Net income (loss)	$(173,320)	$1,071,257

The Fund’s net income decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$174,160,146	$105,272,823
NAV end of period	$162,053,094	$190,955,944
Percentage change in NAV	(7.0)%	81.4%
Shares outstanding beginning of period	2,052,363	397,491
Shares outstanding end of period	3,796,113	1,057,491
Percentage change in shares outstanding	85.0%	166.0%
Shares created	3,018,750	1,346,250
Shares redeemed	1,275,000	686,250
Per share NAV beginning of period	$84.86	$264.84
Per share NAV end of period	$42.69	$180.57
Percentage change in per share NAV	(49.7)%	(31.8)%
Percentage change in benchmark	(49.4)%	(31.6)%
Benchmark annualized volatility	46.3%	88.5%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,052,363 outstanding Shares at December 31, 2016 to 3,796,113 outstanding Shares at June 30, 2017. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 397,491 outstanding Shares at December 31, 2015 to 1,057,491 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 49.7% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 31.8% for the six months ended June 30, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $78.33 per Share and reached its low for the period on June 26, 2017 at $40.75 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $391.88 per Share and reached its low for the period on June 6, 2016 at $170.20 per Share.

The benchmark’s decline of 49.4% for the six months ended June 30, 2017, as compared to the benchmark’s decline of 31.6% for the six months ended June 30, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(294,989)	$(708,321)
Management fee	622,968	735,862
Brokerage commission	79,244	153,034
Net realized gain (loss)	(98,756,862)	(32,558,408)
Change in net unrealized appreciation/depreciation	(637,918)	(15,251,572)
Net income (loss)	$(99,689,769)	$(48,518,301)

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a greater decline in the futures prices and benchmark volatility during the six months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$45,818,914	$27,650,638
NAV end of period	$30,550,943	$42,224,892
Percentage change in NAV	(33.3)%	52.7%
Shares outstanding beginning of period	1,087,403	512,404
Shares outstanding end of period	1,112,403	812,403
Percentage change in shares outstanding	2.3%	58.5%
Shares created	175,000	425,000
Shares redeemed	150,000	125,001
Per share NAV beginning of period	$42.14	$53.96
Per share NAV end of period	$27.46	$51.98
Percentage change in per share NAV	(34.8)%	(3.7)%
Percentage change in benchmark	(34.4)%	(3.3)%
Benchmark annualized volatility	18.1%	42.7%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,087,403 outstanding Shares at December 31, 2016 to 1,112,403 outstanding Shares at June 30, 2017. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 812,403 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 34.8% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 3.7% for the six months ended June 30, 2016 was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $40.96 per Share and reached its low for the period on June 28, 2017 at $27.30 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $66.85 per Share and reached its low for the period on June 23, 2016 at $49.89 per Share.

The benchmark’s decline of 34.4% for the six months ended June 30, 2017, as compared to the benchmark’s decline of 3.3% for the six months ended June 30, 2016, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(67,708)	$(121,236)
Management fee	155,244	142,725
Brokerage commission	5,051	12,609
Net realized gain (loss)	(15,215,578)	(349,207)
Change in net unrealized appreciation/depreciation	(1,017,185)	(766,663)
Net income (loss)	$(16,300,471)	$(1,237,106)

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a greater decline in futures prices during the six months ended June 30, 2017.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$228,075,387	$642,811,361
NAV end of period	$793,060,423	$687,712,265
Percentage change in NAV	247.7%	7.0%
Shares outstanding beginning of period	5,000,000	25,300,080
Shares outstanding end of period	9,900,000	27,600,000
Percentage change in shares outstanding	98.0%	9.1%
Shares created	29,000,000	69,600,000
Shares redeemed	24,100,000	67,300,080
Per share NAV beginning of period	$45.62	$25.41
Per share NAV end of period	$80.11	$24.92
Percentage change in per share NAV	75.6%	(1.9)%
Percentage change in benchmark	(49.4)%	(31.6)%
Benchmark annualized volatility	46.3%	88.5%

During the six months ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 5,000,000 outstanding Shares at December 31, 2016 to 9,900,000 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 25,300,080 outstanding Shares at December 31, 2015 to 27,600,000 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 75.6% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 1.9% for the six months ended June 30, 2016, was primarily due to a decline in prices of the first and second month VIX futures during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 26, 2017 at $84.17 per Share and reached its low for the period on January 3, 2017 at $49.10 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 6, 2016 at $32.59 per Share and reached its low for the period on February 11, 2016 at $15.75 per Share.

The benchmark’s decline of 49.4% for the six months ended June 30, 2017, as compared to the benchmark’s decline of 31.6% for the six months ended June 30, 2016, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(2,272,392)	$(3,065,043)
Management fee	2,260,276	2,610,743
Brokerage commission	1,394,810	1,053,458
Net realized gain (loss)	282,816,334	(14,242,969)
Change in net unrealized appreciation/depreciation	4,519,029	68,505,168
Net income (loss)	$285,062,971	$51,197,156

The Fund’s net income increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a greater decline in futures prices during the six months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$515,758,754	$547,708,740
NAV end of period	$378,714,636	$839,613,853
Percentage change in NAV	(26.6)%	53.3%
Shares outstanding beginning of period	2,965,383	195,025
Shares outstanding end of period	9,631,952	920,025
Percentage change in shares outstanding	224.8%	371.7%
Shares created	17,785,000	1,500,500
Shares redeemed	11,118,431	775,500
Per share NAV beginning of period	$173.93	$2,808.40
Per share NAV end of period	$39.32	$912.60
Percentage change in per share NAV	(77.4)%	(67.5)%
Percentage change in benchmark	(49.4)%	(31.6)%
Benchmark annualized volatility	46.3%	88.5%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,965,383 outstanding Shares at December 31, 2016 to 9,631,952 outstanding Shares at June 30, 2017. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 195,025 outstanding Shares at December 31, 2015 to 920,025 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 77.4% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 67.5% for the six months ended June 30, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $147.20 per Share and reached its low for the period on June 26, 2017 at $35.93 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $5,715.40 per Share and reached its low for the period on June 30, 2016 at $912.60 per Share.

The benchmark’s decline of 49.4% for the six months ended June 30, 2017, as compared to the benchmark’s decline of 31.6% for the six months ended June 30, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(2,541,734)	$(4,681,300)
Management fee	1,839,772	3,381,298
Brokerage commission	1,668,516	2,126,665
Net realized gain (loss)	(519,524,922)	(524,123,173)
Change in net unrealized appreciation/depreciation	1,737,284	(190,156,030)
Net income (loss)	$(520,329,372)	$(718,960,503)

The Fund’s net income increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a greater decline in futures prices during the six months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$200,958,303	$95,897,894
NAV end of period	$121,175,298	$165,504,746
Percentage change in NAV	(39.7)%	72.6%
Shares outstanding beginning of period	6,339,884	1,439,888
Shares outstanding end of period	2,789,884	4,039,884
Percentage change in shares outstanding	(56.0)%	180.6%
Shares created	5,300,000	10,000,000
Shares redeemed	8,850,000	7,400,004
Per share NAV beginning of period	$31.70	$66.60
Per share NAV end of period	$43.43	$40.97
Percentage change in per share NAV	37.0%	(38.5)%
Percentage change in benchmark	(18.5)%	4.9%
Benchmark annualized volatility	25.5%	50.6%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 6,339,884 outstanding Shares at December 31, 2016 to 2,789,884 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 1,439,888 outstanding Shares at December 31, 2015 to 4,039,884 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 37.0% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 38.5% for the six months ended June 30, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $51.13 per Share and reached its low for the period on January 6, 2017 at $31.36 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 20, 2016 at $116.11 per Share and reached its low for the period on June 8, 2016 at $37.22 per Share.

The benchmark’s decline of 18.5% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 4.9% for the six months ended June 30, 2016, can be attributed to a decrease in the price of WTI Crude Oil during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(411,094)	$(749,456)
Management fee	917,856	885,196
Brokerage commission	32,780	97,759
Net realized gain (loss)	59,224,854	(87,186,302)
Change in net unrealized appreciation/depreciation	25,048,184	3,166,118
Net income (loss)	$83,861,944	$(84,769,640)

The Fund’s net income increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a decrease in the price of WTI Crude Oil during the six months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraPro 3x Short Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the period ended June 30, 2016 have not been provided. In addition, since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended June 30, 2017 may not be meaningful.

The following table provides summary performance information for the Fund from commencement of operations to June 30, 2017:

	March 24, 2017 (Commencement of Operations) through June 30, 2017
NAV beginning of period	$200
NAV end of period	$5,292,315
Percentage change in NAV	—	NM
Shares outstanding beginning of period	8
Shares outstanding end of period	200,008
Percentage change in shares outstanding	—	NM
Shares created	350,008
Shares redeemed	150,000
Per share NAV beginning of period	$25.00
Per share NAV end of period	$26.46
Percentage change in per share NAV	5.8%
Percentage change in benchmark	(5.6)%
Benchmark annualized volatility	27.1%

NM — Not Meaningful

During the period ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 8 outstanding Shares at March 24, 2017 to 200,008 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the period ended June 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the period ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $33.88 per Share and reached its low for the period on April 11, 2017 at $17.91 per Share.

The benchmark’s decline of 5.6% for the period ended June 30, 2017, can be attributed to a decrease in the price of WTI Crude Oil during the period ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to June 30, 2017:

March 24, 2017 (Commencement of Operations) through June 30, 2017
Net investment income (loss)	$(25,630)
Brokerage commission	7,901
Offering costs	39,845
Limitation by Sponsor	(22,116)
Net realized gain (loss)	1,772,343
Change in net unrealized appreciation/depreciation	(245,274)
Net income (loss)	$1,501,439

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$4,038,794	$10,462,856
NAV end of period	$7,455,967	$2,550,965
Percentage change in NAV	84.6%	(75.6)%
Shares outstanding beginning of period	174,832	224,856
Shares outstanding end of period	224,832	74,832
Percentage change in shares outstanding	28.6%	(66.7)%
Shares created	150,000	450,000
Shares redeemed	100,000	600,024
Per share NAV beginning of period	$23.10	$46.53
Per share NAV end of period	$33.16	$34.09
Percentage change in per share NAV	43.5%	(26.7)%
Percentage change in benchmark	(24.8)%	2.3%
Benchmark annualized volatility	37.2%	41.2%

During the six months ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 174,832 outstanding Shares at December 31, 2016 to 224,832 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,856 outstanding Shares at December 31, 2015 to 74,832 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 43.5% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 26.7% for the six months ended June 30, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the six months June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on February 22, 2017 at $39.72 per Share and reached its low for the period on January 26, 2017 at $25.38 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on March 3, 2016 at $84.20 per Share and reached its low for the period on June 30, 2016 at $34.09 per Share.

The benchmark’s decline of 24.8% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 2.3% for the six months ended June 30, 2016, can be attributed to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(30,975)	$(88,207)
Management fee	33,091	57,023
Brokerage commission	12,357	45,302
Net realized gain (loss)	1,907,361	560,517
Change in net unrealized appreciation/depreciation	215,045	2,090,668
Net income (loss)	$2,091,431	$2,562,978

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2017.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$63,653,647	$74,971,764
NAV end of period	$37,919,363	$56,037,110
Percentage change in NAV	(40.4)%	(25.3)%
Shares outstanding beginning of period	696,978	646,978
Shares outstanding end of period	496,978	796,978
Percentage change in shares outstanding	(28.7)%	23.2%
Shares created	250,000	700,000
Shares redeemed	450,000	550,000
Per share NAV beginning of period	$91.33	$115.88
Per share NAV end of period	$76.30	$70.31
Percentage change in per share NAV	(16.5)%	(39.3)%
Percentage change in benchmark	8.4%	24.6%
Benchmark annualized volatility	12.3%	19.4%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 696,978 outstanding Shares at December 31, 2016 to 496,978 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV was offset by an increase from 646,978 outstanding Shares at December 31, 2015 to 796,978 outstanding Shares at June 30, 2016.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.5% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 39.3% for the six months ended June 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $90.53 per Share and reached its low for the period on June 6, 2017 at $70.47 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $112.07 per Share and reached its low for the period on June 27, 2016 at $69.95 per Share.

The benchmark’s rise of 8.4% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 24.6% for the six months ended June 30, 2016, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(65,041)	$(231,750)
Management fee	181,359	305,990
Brokerage commission	29	25
Net realized gain (loss)	(8,295,869)	(19,669,579)
Change in net unrealized appreciation/depreciation	(400,322)	(9,998,304)
Net income (loss)	$(8,761,232)	$(29,899,633)

The Fund’s net income increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a lesser increase in the price of spot gold in U.S. dollar terms and lower Net Asset Value during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$23,017,656	$55,987,938
NAV end of period	$23,175,549	$32,067,220
Percentage change in NAV	0.7%	(42.7)%
Shares outstanding beginning of period	616,976	866,978
Shares outstanding end of period	666,976	966,976
Percentage change in shares outstanding	8.1%	11.5%
Shares created	500,000	1,000,000
Shares redeemed	450,000	900,002
Per share NAV beginning of period	$37.31	$64.58
Per share NAV end of period	$34.75	$33.16
Percentage change in per share NAV	(6.9)%	(48.7)%
Percentage change in benchmark	1.4%	32.9%
Benchmark annualized volatility	17.9%	25.6%

During the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 616,976 outstanding Shares at December 31, 2016 to 666,976 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 866,978 outstanding Shares at December 31, 2015 to 966,976 outstanding Shares at June 30, 2016.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.9% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 48.7% for the six months ended June 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $38.64 per Share and reached its low for the period on April 13, 2017 at $27.71 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 28, 2016 at $66.01 per Share and reached its low for the period on June 30, 2016 at $33.16 per Share.

The benchmark’s rise of 1.4% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 32.9% for the six months ended June 30, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(37,928)	$(146,024)
Management fee	96,805	194,741
Brokerage commission	29	25
Net realized gain (loss)	(2,226,293)	(11,791,694)
Change in net unrealized appreciation/depreciation	1,139,511	(13,772,989)
Net income (loss)	$(1,124,710)	$(25,710,707)

The Fund’s net income increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2017.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$15,770,088	$17,510,898
NAV end of period	$10,433,992	$17,125,648
Percentage change in NAV	(33.8)%	(2.2)%
Shares outstanding beginning of period	350,000	400,005
Shares outstanding end of period	250,000	400,000
Percentage change in shares outstanding	(28.6)%	0.0%^
Shares created	—	50,000
Shares redeemed	100,000	50,005
Per share NAV beginning of period	$45.06	$43.78
Per share NAV end of period	$41.74	$42.81
Percentage change in per share NAV	(7.4)%	(2.2)%
Percentage change in benchmark	8.5%	2.1%
Benchmark annualized volatility	7.4%	9.3%

^	Amount represents less than 0.05%.

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,000 outstanding Shares at December 31, 2016 to 250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,005 outstanding Shares at December 31, 2015 to 400,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.4% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 2.2% for the six months ended June 30, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $45.65 per Share and reached its low for the period on June 29, 2017 at $41.66 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $44.25 per Share and reached its low for the period on May 2, 2016 at $41.22 per Share.

The benchmark’s rise of 8.5% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 2.1% for the six months ended June 30, 2016, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(33,276)	$(66,252)
Management fee	70,653	79,492
Brokerage commission	1,103	1,429
Net realized gain (loss)	(735,783)	(526,767)
Change in net unrealized appreciation/depreciation	(318,403)	218,418
Net income (loss)	$(1,087,462)	$(374,601)

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a greater increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2017.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$16,613,473	$20,460,679
NAV end of period	$11,974,974	$18,713,405
Percentage change in NAV	(27.9)%	(8.5)%
Shares outstanding beginning of period	300,000	350,005
Shares outstanding end of period	250,000	350,000
Percentage change in shares outstanding	(16.7)%	0.0%^
Shares created	—	—
Shares redeemed	50,000	5
Per share NAV beginning of period	$55.38	$58.46
Per share NAV end of period	$47.90	$53.47
Percentage change in per share NAV	(13.5)%	(8.5)%
Percentage change in benchmark	6.5%	2.3%
Benchmark annualized volatility	7.6%	13.2%

^	Amount represents less than 0.05%.

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2016 to 250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.5% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 8.5% for the six months ended June 30, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $55.24 per Share and reached its low for the period on March 20, 2017 at $47.67 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 15, 2016 at $65.74 per Share and reached its low for the period on April 19, 2016 at $49.39 per Share.

The benchmark’s rise of 6.5% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 2.3% for the six months ended June 30, 2016, can be attributed to a greater rise in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(38,855)	$(81,187)
Management fee	69,846	93,486
Brokerage commission	4,533	7,744
Net realized gain (loss)	(467,406)	(2,143,273)
Change in net unrealized appreciation/depreciation	(1,639,793)	477,500
Net income (loss)	$(2,146,054)	$(1,746,960)

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a greater rise in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2017.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$349,392,650	$522,306,518
NAV end of period	$237,012,906	$386,660,905
Percentage change in NAV	(32.2)%	(26.0)%
Shares outstanding beginning of period	12,900,000	20,450,014
Shares outstanding end of period	10,250,000	15,900,000
Percentage change in shares outstanding	(20.5)%	(22.2)%
Shares created	450,000	450,000
Shares redeemed	3,100,000	5,000,014
Per share NAV beginning of period	$27.08	$25.54
Per share NAV end of period	$23.12	$24.32
Percentage change in per share NAV	(14.6)%	(4.8)%
Percentage change in benchmark	8.5%	2.1%
Benchmark annualized volatility	7.4%	9.3%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,900,000 outstanding Shares at December 31, 2016 to 10,250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 15,900,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.6% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 4.8% for the six months ended June 30, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $27.74 per Share and reached its low for the period on June 29, 2017 at $23.04 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $26.09 per Share and reached its low for the period on May 2, 2016 at $22.63 per Share.

The benchmark’s rise of 8.5% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 2.1% for the six months ended June 30, 2016, can be attributed to a greater rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(484,494)	$(1,471,447)
Management fee	1,377,577	1,988,314
Net realized gain (loss)	(20,831,517)	(55,056,068)
Change in net unrealized appreciation/depreciation	(22,363,154)	32,984,986
Net income (loss)	$(43,679,165)	$(23,542,529)

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a greater rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2017.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$276,781,747	$237,372,900
NAV end of period	$170,316,152	$193,732,080
Percentage change in NAV	(38.5)%	(18.4)%
Shares outstanding beginning of period	3,449,290	2,699,294
Shares outstanding end of period	2,299,290	3,049,290
Percentage change in shares outstanding	(33.3)%	13.0%
Shares created	750,000	800,000
Shares redeemed	1,900,000	450,004
Per share NAV beginning of period	$80.24	$87.94
Per share NAV end of period	$74.07	$63.53
Percentage change in per share NAV	(7.7)%	(27.8)%
Percentage change in benchmark	3.9%	16.4%
Benchmark annualized volatility	9.0%	12.8%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,449,290 outstanding Shares at December 31, 2016 to 2,299,290 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 2,699,294 outstanding Shares at December 31, 2015 to 3,049,290 outstanding Shares at June 30, 2016.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.7% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 27.8% for the six months ended June 30, 2016, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $81.40 per Share and reached its low for the period on April 18, 2017 at $68.84 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 29, 2016 at $88.99 per Share and reached its low for the period on June 27, 2016 at $62.01 per Share.

The benchmark’s rise of 3.9% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 16.4% for the six months ended June 30, 2016, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(408,905)	$(725,575)
Management fee	1,092,436	898,414
Net realized gain (loss)	(16,463,982)	(52,703,180)
Change in net unrealized appreciation/depreciation	(7,411,050)	(9,039,731)
Net income (loss)	$(24,283,937)	$(62,468,486)

The Fund’s net income increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2017.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$933,731,860	$783,922,475
NAV end of period	$958,703,511	$898,563,742
Percentage change in NAV	2.7%	14.6%
Shares outstanding beginning of period	40,013,933	31,163,934
Shares outstanding end of period	64,761,317	36,938,933
Percentage change in shares outstanding	61.8%	18.5%
Shares created	61,200,000	32,675,000
Shares redeemed	36,452,616	26,900,001
Per share NAV beginning of period	$23.34	$25.15
Per share NAV end of period	$14.80	$24.33
Percentage change in per share NAV	(36.6)%	(3.3)%
Percentage change in benchmark	(18.5)%	4.9%
Benchmark annualized volatility	25.5%	50.6%

During the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 40,013,933 outstanding Shares at December 31, 2016 to 64,761,317 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 31,163,934 outstanding Shares at December 31, 2015 to 36,938,933 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.6% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 3.3% for the six months ended June 30, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 6, 2017 at $23.49 per Share and reached its low for the period on June 21, 2017 at $12.64 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 8, 2016 at $28.16 per Share and reached its low for the period on February 11, 2016 at $12.02 per Share.

The benchmark’s decline of 18.5% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 4.9% for the six months ended June 30, 2016, can be attributed to a decrease in the price of WTI Crude Oil during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(1,464,427)	$(3,294,729)
Management fee	3,975,239	3,913,130
Brokerage commission	106,267	331,194
Net realized gain (loss)	(169,015,334)	113,330,482
Change in net unrealized appreciation/depreciation	(119,075,048)	24,759,492
Net income (loss)	$(289,554,809)	$134,795,245

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a decrease in the price of WTI Crude Oil during the six months ended June 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the period ended June 30, 2016 have not been provided. In addition, since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended June 30, 2017 may not be meaningful.

The following table provides summary performance information for the Fund from commencement of operations to June 30, 2017:

	March 24, 2017 (Commencement of Operations) through June 30, 2017
NAV beginning of period	$200
NAV end of period	$20,499,886
Percentage change in NAV	—	NM
Shares outstanding beginning of period	8
Shares outstanding end of period	1,050,008
Percentage change in shares outstanding	—	NM
Shares created	1,150,008
Shares redeemed	100,000
Per share NAV beginning of period	$25.00
Per share NAV end of period	$19.52
Percentage change in per share NAV	(21.9)%
Percentage change in benchmark	(5.6)%
Benchmark annualized volatility	27.1%

NM — Not Meaningful

During the period ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 8 outstanding Shares at March 24, 2017 to 1,050,008 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the period ended June 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the period ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 11, 2017 at $34.26 per Share and reached its low for the period on June 21, 2017 at $15.44 per Share.

The benchmark’s decline of 5.6% for the period ended June 30, 2017, can be attributed to a decrease in the price of WTI Crude Oil during the period ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to June 30, 2017:

March 24, 2017 (Commencement of Operations) through June 30, 2017
Net investment income (loss)	$(42,817)
Brokerage commission	11,274
Offering costs	39,845
Limitation by Sponsor	(8,302)
Net realized gain (loss)	(1,833,835)
Change in net unrealized appreciation/depreciation	578,453
Net income (loss)	$(1,298,199)

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$43,203,386	$38,851,184
NAV end of period	$43,886,614	$43,355,961
Percentage change in NAV	1.6%	11.6%
Shares outstanding beginning of period	2,292,169	2,092,170
Shares outstanding end of period	4,492,169	2,442,169
Percentage change in shares outstanding	96.0%	16.7%
Shares created	4,000,000	1,500,000
Shares redeemed	1,800,000	1,150,001
Per share NAV beginning of period	$18.85	$18.57
Per share NAV end of period	$9.77	$17.75
Percentage change in per share NAV	(48.2)%	(4.4)%
Percentage change in benchmark	(24.8)%	2.3%
Benchmark annualized volatility	37.2%	41.2%

During the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,292,169 outstanding Shares at December 31, 2016 to 4,492,169 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from an increase from 2,092,170 outstanding Shares at December 31, 2015 to 2,442,169 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 48.2% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV decrease of 4.4% for the six months ended June 30, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 17, 2017 at $15.76 per Share and reached its low for the period on June 19, 2017 at $9.02 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on January 8, 2016 at $20.23 per Share and reached its low for the period on March 3, 2016 at $8.89 per Share.

The benchmark’s decline of 24.8% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 2.3% for the six months ended June 30, 2016, can be attributed to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(148,175)	$(189,087)
Management fee	207,945	143,866
Brokerage commission	47,065	72,364
Net realized gain (loss)	(19,026,437)	4,626,617
Change in net unrealized appreciation/depreciation	(2,430,307)	656,990
Net income (loss)	$(21,604,919)	$5,094,520

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2017.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$92,127,200	$69,864,815
NAV end of period	$88,717,834	$100,789,893
Percentage change in NAV	(3.7)%	44.3%
Shares outstanding beginning of period	2,800,000	2,350,014

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Shares outstanding end of period	2,350,000	2,250,000
Percentage change in shares outstanding	(16.1)%	(4.3)%
Shares created	350,000	100,000
Shares redeemed	800,000	200,014
Per share NAV beginning of period	$32.90	$29.73
Per share NAV end of period	$37.75	$44.80
Percentage change in per share NAV	14.7%	50.7%
Percentage change in benchmark	8.4%	24.6%
Benchmark annualized volatility	12.3%	19.4%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 2,800,000 outstanding Shares at December 31, 2016 to 2,350,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,014 outstanding Shares at December 31, 2015 to 2,250,000 outstanding Shares at June 30, 2016.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.7% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 50.7% for the six months ended June 30, 2016 was primarily due to a lesser appreciation in the value of the assets of the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 6, 2017 at $41.06 per Share and reached its low for the period on January 3, 2017 at $33.18 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $45.07 per Share and reached its low for the period on January 5, 2016 at $30.67 per Share.

The benchmark’s rise of 8.4% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 24.6% for the six months ended June 30, 2016, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(167,651)	$(314,078)
Management fee	467,757	420,073
Brokerage commission	29	25
Net realized gain (loss)	17,900,379	21,074,182
Change in net unrealized appreciation/depreciation	(3,440,604)	13,214,738
Net income (loss)	$14,292,124	$33,974,842

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to lesser increase in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the six months ended June 30, 2017.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$275,779,940	$216,416,642
NAV end of period	$245,798,564	$386,838,399
Percentage change in NAV	(10.9)%	78.7%
Shares outstanding beginning of period	8,246,526	7,996,533
Shares outstanding end of period	7,396,526	8,496,526
Percentage change in shares outstanding	(10.3)%	6.3%
Shares created	650,000	1,350,000
Shares redeemed	1,500,000	850,007
Per share NAV beginning of period	$33.44	$27.06
Per share NAV end of period	$33.23	$45.53
Percentage change in per share NAV	(0.6)%	68.3%
Percentage change in benchmark	1.4%	32.9%
Benchmark annualized volatility	17.9%	25.6%

During the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,246,526 outstanding Shares at December 31, 2016 to 7,396,526 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 7,996,533 outstanding Shares at December 31, 2015 to 8,496,526 outstanding Shares at June 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.6% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 68.3% for the six months ended June 30, 2016, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $42.76 per Share and reached its low for the period on January 3, 2017 at $32.23 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 30, 2016 at $45.53 per Share and reached its low for the period on January 28, 2016 at $25.96 per Share.

The benchmark’s rise of 1.4%for the six months ended June 30, 2017, as compared to the benchmark’s rise of 32.9% for the six months ended June 30, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(474,656)	$(1,012,025)
Management fee	1,358,786	1,322,264
Brokerage commission	39	27
Net realized gain (loss)	19,262,944	55,500,379
Change in net unrealized appreciation/depreciation	(14,398,126)	98,080,629
Net income (loss)	$4,390,162	$152,568,983

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2017.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$11,914,585	$10,857,730
NAV end of period	$12,928,079	$9,532,904
Percentage change in NAV	8.5%	(12.2)%
Shares outstanding beginning of period	850,000	700,014
Shares outstanding end of period	800,000	600,000
Percentage change in shares outstanding	(5.9)%	(14.3)%
Shares created	750,000	50,000
Shares redeemed	800,000	150,014
Per share NAV beginning of period	$14.02	$15.51
Per share NAV end of period	$16.16	$15.89
Percentage change in per share NAV	15.3%	2.5%
Percentage change in benchmark	8.5%	2.1%
Benchmark annualized volatility	7.4%	9.3%

During the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 850,000 outstanding Shares at December 31, 2016 to 800,000 outstanding Shares at June 30, 2017. By comparison, during the six months ended June 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 700,014 outstanding Shares at December 31, 2015 to 600,000 outstanding Shares at June 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.3% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 2.5% for the six months ended June 30, 2016, was primarily due to a greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 29, 2017 at $16.22 per Share and reached its low for the period on January 3, 2017 at $13.68 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on May 2, 2016 at $17.23 per Share and reached its low for the period on January 5, 2016 at $15.17 per Share.

The benchmark’s rise of 8.5% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 2.1% for the six months ended June 30, 2016, can be attributed to a greater rise in the value of the euro versus the U.S. dollar during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(24,795)	$(37,146)
Management fee	64,547	48,943
Net realized gain (loss)	1,406,656	1,109,856
Change in net unrealized appreciation/depreciation	884,459	(771,167)
Net income (loss)	$2,266,320	$301,543

The Fund’s net income increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a greater increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2017.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV beginning of period	$5,540,957	$5,473,848
NAV end of period	$5,866,403	$7,265,264
Percentage change in NAV	5.9%	32.7%
Shares outstanding beginning of period	99,970	99,974
Shares outstanding end of period	99,970	99,970
Percentage change in shares outstanding	0.0%	0.0%^
Shares created	—	—
Shares redeemed	—	4
Per share NAV beginning of period	$55.43	$54.75
Per share NAV end of period	$58.68	$72.67
Percentage change in per share NAV	5.9%	32.7%
Percentage change in benchmark	3.9%	16.4%
Benchmark annualized volatility	9.0%	12.8%

^	Amount represents less than 0.05%

During the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to June 30, 2017. By comparison, during the six months ended June 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares at December 31, 2015 to 99,970 outstanding Shares at June 30, 2016.

For the six months ended June 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.9% for the six months ended June 30, 2017, as compared to the Fund’s per Share NAV increase of 32.7% for the six months ended June 30, 2016, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 18, 2017 at $63.59 per Share and reached its low for the period on January 3, 2017 at $54.62 per Share. By comparison, during the six months ended June 30, 2016, the Fund’s per Share NAV reached its high for the period on June 27, 2016 at $74.48 per Share and reached its low for the period on January 29, 2016 at $53.85 per Share.

The benchmark’s rise of 3.9% for the six months ended June 30, 2017, as compared to the benchmark’s rise of 16.4% for the six months ended June 30, 2016, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income (loss)	$(16,783)	$(22,662)
Management fee	27,969	29,811
Net realized gain (loss)	342,551	1,318,083
Change in net unrealized appreciation/depreciation	(322)	496,194
Net income (loss)	$325,446	$1,791,615

The Fund’s net income decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of June 30, 2017 and 2016, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF:

As of June 30, 2017 and 2016, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2017	7,526	$12.33	1,000	$92,757,950
VIX Futures (CBOE)	Long	August 2017	5,474	12.68	1,000	69,382,950

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2016	5,415	$16.98	1,000	$91,919,625
VIX Futures (CBOE)	Long	August 2016	5,388	18.33	1,000	98,735,100

The June 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017 ( the “Form 10-K”) for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF:

As of June 30, 2017 and 2016, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2017	391	$14.43	1,000	$5,640,175
VIX Futures (CBOE)	Long	November 2017	675	14.93	1,000	10,074,375
VIX Futures (CBOE)	Long	December 2017	675	15.18	1,000	10,243,125
VIX Futures (CBOE)	Long	January 2018	284	16.23	1,000	4,607,900

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2016	349	$19.78	1,000	$6,901,475
VIX Futures (CBOE)	Long	November 2016	698	20.05	1,000	13,994,900
VIX Futures (CBOE)	Long	December 2016	699	20.03	1,000	13,997,475
VIX Futures (CBOE)	Long	January 2017	349	21.03	1,000	7,337,725

The June 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF:

As of June 30, 2017 and 2016, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2017	36,797	$12.33	1,000	$(453,523,025)
VIX Futures (CBOE)	Short	August 2017	26,760	12.68	1,000	(339,183,000)

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2016	19,460	$16.98	1,000	$(330,333,500)
VIX Futures (CBOE)	Short	August 2016	19,556	18.33	1,000	(358,363,700)

The June 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF:

As of June 30, 2017 and 2016, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of June 30, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2017	35,168	$12.33	1,000	$433,445,600
VIX Futures (CBOE)	Long	August 2017	25,576	12.68	1,000	324,175,800

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2016	47,593	$16.98	1,000	$807,891,175
VIX Futures (CBOE)	Long	August 2016	47,476	18.33	1,000	869,997,700

The June 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Crude Oil:

As of June 30, 2017 and 2016, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2017	1,018	$46.29	1,000	$(47,123,220)

Swap Agreements as of June 30, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$68.6588	$(78,374,318)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	68.6588	(48,374,448)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	68.6588	(11,656,686)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	68.6588	(56,894,461)

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2016	1,415	$49.01	1,000	$(69,349,150)

Swap Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$83.1363	$(80,059,861)
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	83.1363	(31,645,418)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	83.1363	(76,235,818)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	83.1363	(8,710,888)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	83.1363	(64,999,894)

The June 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2017 and 2016 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Short Crude Oil ETF:

As of June 30, 2017, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2017, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2017	343	$46.29	1,000	$(15,877,470)

The June 30, 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Bloomberg Natural Gas:

As of June 30, 2017 and 2016, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2017	492	$3.03	10,000	$(14,912,520)

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2016	175	$2.92	10,000	$(5,106,500)

The June 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of June 30, 2017 and 2016, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2017	2	$1,242.30	100	$(248,460)

Forward Agreements as of June 30, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,242.53	$(25,596,118)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,242.52	(20,623,347)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,242.52	(5,964,096)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,242.52	(23,421,502)

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2016	2	$1,320.60	100	$(264,120)

Forward Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,320.75	$(21,663,908)
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	1,320.75	(50,331,243)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,320.75	(19,679,662)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,320.75	(5,283,840)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,320.75	(14,860,688)

The June 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2017 and 2016 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of June 30, 2017 and 2016, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2017	2	$16.63	5,000	$(166,270)

Forward Agreements as of June 30, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$16.4740	$(17,577,758)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.4738	(10,123,150)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.4738	(2,569,913)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.4739	(15,913,787)

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2016	2	$18.62	5,000	$(186,230)

Forward Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$18.3634	$(12,780,926)
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	18.3642	(24,846,763)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	18.3632	(10,604,748)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	18.3632	(2,864,659)
0.999 Fine Troy Ounce Silver	UBS AG	Short	18.3632	(12,854,240)

The June 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2017 and 2016 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of June 30, 2017 and 2016, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2017	73	$1.1467	125,000	$(10,463,638)

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2016	123	$1.1107	125,000	$(17,077,781)

The June 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of June 30, 2017 and 2016, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2017	312	$76.75	1,000	$(23,946,000)

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2016	502	$74.24	1,000	$(37,268,480)

The June 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of June 30, 2017 and 2016, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/07/17	50,410,500	1.1422	$57,577,190
Euro	UBS AG	Long	07/07/17	10,265,000	1.1422	11,724,340
Euro	Goldman Sachs International	Short	07/07/17	(259,346,725)	1.1422	(296,217,173)
Euro	UBS AG	Short	07/07/17	(216,746,100)	1.1422	(247,560,161)

Foreign Currency Forward Contracts as of June 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/16	83,932,700	1.1097	$93,141,094
Euro	UBS AG	Long	07/08/16	51,350,400	1.1097	56,984,137
Euro	Goldman Sachs International	Short	07/08/16	(440,595,725)	1.1097	(488,934,205)
Euro	UBS AG	Short	07/08/16	(392,387,400)	1.1097	(435,436,866)

The June 30, 2017 and 2016 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of June 30, 2017 and 2016, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/07/17	3,810,442,000	0.008891	$33,877,771
Yen	UBS AG	Long	07/07/17	948,807,900	0.008891	8,435,635
Yen	Goldman Sachs International	Short	07/07/17	(23,235,467,800)	0.008891	(206,581,246)
Yen	UBS AG	Short	07/07/17	(19,833,775,700)	0.008891	(176,337,578)

Foreign Currency Forward Contracts as of June 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/16	9,742,295,100	0.009684	$94,343,198
Yen	UBS AG	Long	07/08/16	3,617,334,400	0.009684	35,029,825
Yen	Goldman Sachs International	Short	07/08/16	(29,570,855,800)	0.009684	(286,360,561)
Yen	UBS AG	Short	07/08/16	(23,779,447,700)	0.009684	(230,277,271)

The June 30, 2017 and 2016 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Crude Oil:

As of June 30, 2017 and 2016, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2017	8,449	$46.29	1,000	$391,104,210

Swap Agreements as of June 30, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$68.6588	$530,103,536
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	68.6588	440,733,506
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	68.6588	128,321,260
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	68.6588	427,123,991

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2016	7,500	$49.01	1,000	$367,575,000

Swap Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$83.1363	$336,118,991
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	83.1363	322,512,270
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	83.1363	339,972,378
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	83.1363	105,676,541
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	83.1363	325,294,079

The June 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2017 and 2016 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Crude Oil ETF:

As of June 30, 2017, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2017, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2017	1,329	$46.29	1,000	$61,519,410

The June 30, 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional (gains) losses associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Bloomberg Natural Gas:

As of June 30, 2017 and 2016, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2017	2,896	$3.03	10,000	$87,777,760

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2016	2,972	$2.92	10,000	$86,722,960

The June 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of June 30, 2017 and 2016, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2017	2	$1,242.30	100	$248,460

Forward Agreements as of June 30, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,242.53	$60,635,464
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,242.52	46,619,350
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,242.52	22,365,360
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,242.52	47,588,516

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2016	2	$1,320.60	100	$264,120

Forward Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,320.97	$49,007,987
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	1,321.03	56,540,084
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,320.96	42,165,043
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,320.96	20,342,784
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,320.95	33,287,940

The June 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2017 and 2016 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of June 30, 2017 and 2016, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2017	2	$16.63	5,000	$166,270

Forward Agreements as of June 30, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$16.4740	$174,855,036
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.4738	127,026,177
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.4738	62,336,859
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.4739	127,194,982

Futures Positions as of June 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2016	2	$18.62	5,000	$186,230

Forward Agreements as of June 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$18.3634	$236,300,231
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	18.3642	171,573,048
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	18.3632	188,145,675
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	18.3632	63,977,389
0.999 Fine Troy Ounce Silver	UBS AG	Long	18.3632	113,466,213

The June 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2017 and 2016 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of June 30, 2017 and 2016, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/07/17	14,796,725	1.1422	$16,900,325
Euro	UBS AG	Long	07/07/17	9,722,000	1.1422	11,104,144
Euro	Goldman Sachs International	Short	07/07/17	(429,500)	1.1422	(490,561)
Euro	UBS AG	Short	07/07/17	(1,459,900)	1.1422	(1,667,449)

Foreign Currency Forward Contracts as of June 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/16	9,644,425	1.1097	$10,702,531
Euro	UBS AG	Long	07/08/16	8,473,000	1.1097	9,402,587
Euro	Goldman Sachs International	Short	07/08/16	(628,600)	1.1097	(697,565)
Euro	UBS AG	Short	07/08/16	(336,200)	1.1097	(373,085)

The June 30, 2017 and 2016 USD market value equals the number of euros multiplied by the forward rate.

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

ProShares Ultra Yen:

As of June 30, 2017 and 2016, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/07/17	759,505,400	0.008891	$6,752,589
Yen	UBS AG	Long	07/07/17	607,794,000	0.008891	5,403,758
Yen	Goldman Sachs International	Short	07/07/17	(32,285,500)	0.008891	(287,043)
Yen	UBS AG	Short	07/07/17	(15,379,200)	0.008891	(136,733)

Foreign Currency Forward Contracts as of June 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/16	1,044,190,800	0.009684	$10,111,816
Yen	UBS AG	Long	07/08/16	518,229,500	0.009684	5,018,471
Yen	Goldman Sachs International	Short	07/08/16	(48,749,300)	0.009684	(472,082)
Yen	UBS AG	Short	07/08/16	(13,000,100)	0.009684	(125,892)

The June 30, 2017 and 2016 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

[Disclosure Controls and Procedures

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

[Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.]1

Certifications

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

[1]	ProShares to confirm/update

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and reallocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short- Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional Shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a posteffective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1; no additional Shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. On March 1, 2017, a Registration Statement on Form S-3 (File No. 333-215930) was declared effective which removed ProShares UltraShort Gold from the Registration Statement on Form S-3 (File No. 333-

213918); no additional Shares for any Fund were registered with that filing. On March 1, 2017, a Registration Statement on Form S-1 (File No. 333-215929) was declared effective which registered Shares for ProShares UltraShort Gold that were previously registered on the Registration Statement on Form S-3 (File No. 333-213918). Through the two March 1, 2017 filings, ProShares UltraShort Gold was transferred from the Form S-3 to a Form S-1. On March 22, 2017, a Registration Statement on Form S-1 (File No. 333-214904) was declared effective which registered Shares for ProShares UltraPro Bloomberg Crude Oil and ProShares UltraPro Short Bloomberg Crude Oil. On June 30, 2017, the Trust had four effective registration statements outstanding: (1) a Form S-1 Registration Statement (No. 333-215929); (2) a Form S-1 Registration Statement (No. 333-214904); (3) a Form S-1 Registration Statement (No. 333-202724); and (4) a Form S-3 Registration Statement (No. 333-215930).

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

Title of Securities Registered	Amount Registered As of June 30, 2017	Shares Sold For the Three Months Ended June 30, 2017	Sale Price of Shares Sold For the Three Months Ended June 30, 2017
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,759,913,478	1,937,500	$89,775,290
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	555,231,376	50,000	1,415,105
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	5,371,643,102	16,500,000	1,185,603,169
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	10,182,620,555	11,787,500	577,053,693
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	2,014,694,796	3,200,000	125,346,684
ProShares UltraPro 3X Short Crude Oil ETF Common Units of Beneficial Interest	1,020,000,000	150,000	3,280,531
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	344,275,705	50,000	1,803,199
ProShares UltraShort Gold Common Units of Beneficial Interest	184,530,493	200,000	14,870,457
ProShares UltraShort Silver Common Units of Beneficial Interest	1,950,297,178	300,000	9,695,698
ProShares Short Euro Common Units of Beneficial Interest	153,418,934	—	—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	172,771,084	—	—
ProShares UltraShort Euro Common Units of Beneficial Interest	1,943,348,907	150,000	3,816,671
ProShares UltraShort Yen Common Units of Beneficial Interest	962,499,882	—	—
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	4,871,886,139	39,500,000	610,710,559
ProShares UltraPro 3X Crude Oil ETF Common Units of Beneficial Interest	1,020,000,000	950,000	19,648,285
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	427,459,640	1,250,000	12,194,375
ProShares Ultra Gold Common Units of Beneficial Interest	281,894,994	50,000	1,865,854
ProShares Ultra Silver Common Units of Beneficial Interest	1,314,623,611	650,000	22,323,954
ProShares Ultra Euro Common Units of Beneficial Interest	119,594,796	550,000	7,926,368
ProShares Ultra Yen Common Units of Beneficial Interest	138,726,333	—	$—
Total:	$34,789,431,003

(b) From April 1, 2017 through June 30, 2017, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares VIX Short-Term Futures ETF*
04/01/17 to 04/30/17	81,250	$56.75
05/01/17 to 05/31/17	437,500	$53.55
06/01/17 to 06/30/17	231,250	$42.29
ProShares VIX Mid-Term Futures ETF
04/01/17 to 04/30/17	75,000	$32.21
05/01/17 to 05/31/17	50,000	$29.97
06/01/17 to 06/30/17	—	$—
ProShares Short VIX Short-Term Futures ETF*
04/01/17 to 04/30/17	3,600,000	$71.60
05/01/17 to 05/31/17	5,000,000	$76.47
06/01/17 to 06/30/17	4,900,000	$80.84
ProShares Ultra VIX Short-Term Futures ETF*
04/01/17 to 04/30/17	1,775,000	$79.40
05/01/17 to 05/31/17	2,475,000	$62.89
06/01/17 to 06/30/17	3,462,500	$39.51
ProShares UltraShort Bloomberg Crude Oil*
04/01/17 to 04/30/17	2,200,000	$38.21
05/01/17 to 05/31/17	1,550,000	$43.29
06/01/17 to 06/30/17	2,250,000	$46.02
ProShares UltraPro 3X Short Crude Oil ETF
04/01/17 to 04/30/17	—	$—
05/01/17 to 05/31/17	—	$—
06/01/17 to 06/30/17	150,000	29.94
ProShares UltraShort Bloomberg Natural Gas
04/01/17 to 04/30/17	—	$—
05/01/17 to 05/31/17	50,000	$32.66
06/01/17 to 06/30/17	50,000	$33.32
ProShares UltraShort Gold
04/01/17 to 04/30/17	—	$—
05/01/17 to 05/31/17	100,000	$76.91
06/01/17 to 06/30/17	50,000	$75.58
ProShares UltraShort Silver
04/01/17 to 04/30/17	50,000	$31.27
05/01/17 to 05/31/17	150,000	$33.64
06/01/17 to 06/30/17	50,000	$33.52
ProShares Short Euro
04/01/17 to 04/30/17	—	$—
05/01/17 to 05/31/17	—	$—
06/01/17 to 06/30/17	100,000	$42.49
ProShares UltraShort Australian Dollar
04/01/17 to 04/30/17	—	$—
05/01/17 to 05/31/17	—	$—
06/01/17 to 06/30/17	50,000	$49.85
ProShares UltraShort Euro
04/01/17 to 04/30/17	600,000	$26.32
05/01/17 to 05/31/17	150,000	$24.31
06/01/17 to 06/30/17	400,000	$24.05
ProShares UltraShort Yen
04/01/17 to 04/30/17	150,000	$70.79
05/01/17 to 05/31/17	250,000	$74.39
06/01/17 to 06/30/17	350,000	$70.40
ProShares Ultra Bloomberg Crude Oil*
04/01/17 to 04/30/17	9,050,000	$20.16
05/01/17 to 05/31/17	10,100,000	$17.98
06/01/17 to 06/30/17	2,200,000	$14.27
ProShares UltraPro 3X Crude Oil ETF
04/01/17 to 04/30/17	—	$—
05/01/17 to 05/31/17	100,000	28.51

Fund	Total Number of Shares Redeemed	Average Price Per Share
06/01/17 to 06/30/17	—	$—
ProShares Ultra Bloomberg Natural Gas
04/01/17 to 04/30/17	400,000	$12.86
05/01/17 to 05/31/17	100,000	$12.84
06/01/17 to 06/30/17	100,000	$9.95
ProShares Ultra Gold
04/01/17 to 04/30/17	50,000	$38.77
05/01/17 to 05/31/17	150,000	$37.49
06/01/17 to 06/30/17	50,000	$38.10
ProShares Ultra Silver
04/01/17 to 04/30/17	500,000	$39.56
05/01/17 to 05/31/17	—	$—
06/01/17 to 06/30/17	300,000	$34.55
ProShares Ultra Euro
04/01/17 to 04/30/17	450,000	$14.68
05/01/17 to 05/31/17	250,000	$15.49
06/01/17 to 06/30/17	50,000	$15.63
ProShares Ultra Yen
04/01/17 to 04/30/17	—	$—
05/01/17 to 05/31/17	—	$—
06/01/17 to 06/30/17	—	$—

*	See Note 1 of the Notes to Financial Statements in this Quarterly Report on Form 10-Q regarding the reverse Share splits for Pro Shares VIX Short-Term ETF, ProShares Ultra VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Crude Oil and the Share splits for ProShares UltraShort Bloomberg Crude Oil, ProShares Short VIX Short-Term Futures ETF.

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

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: August 9, 2017

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: August 9, 2017