Form 10-Q
period 2017-09-30
ProShares Trust II
filed 2017-11-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$4,200,621	$4,536,425
Segregated cash balances with brokers for futures contracts	4,438,775	17,235,855
Short-term U.S. government and agency obligations (Note 3) (cost $186,708,857 and $147,990,045, respectively)	186,716,429	147,991,233
Receivable on open futures contracts	—	4,484,270

Total assets	195,355,825	174,247,783

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,913,679	—
Payable to Sponsor	77,327	87,637

Total liabilities	3,991,006	87,637

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	191,364,819	174,160,146

Total liabilities and shareholders’ equity	$195,355,825	$174,247,783

Shares outstanding (Note 1)	5,876,317	2,052,363

Net asset value per share (Note 1)	$32.57	$84.86

Market value per share (Note 1) (Note 2)	$32.53	$85.04

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills^^:
0.998% due 10/05/17	$7,000,000	$6,999,568
1.043% due 10/12/17	18,000,000	17,995,300
0.928% due 10/19/17	11,000,000	10,995,222
1.037% due 10/26/17†	35,000,000	34,978,185
1.013% due 11/02/17†	7,000,000	6,994,243
1.023% due 11/09/17†	4,000,000	3,995,947
0.988% due 11/16/17†	29,000,000	28,965,383
0.962% due 11/30/17†	13,000,000	12,979,014
1.033% due 12/07/17†	7,000,000	6,987,359
0.987% due 12/14/17†	11,000,000	10,978,586
1.001% due 01/11/18	12,000,000	11,966,165
1.040% due 02/01/18	33,000,000	32,881,457

Total short-term U.S. government and agency obligations (cost $186,708,857)		$186,716,429

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires October 2017	9,373	$109,429,775	$(16,948,916)
VIX Futures—CBOE, expires November 2017	6,252	81,432,300	(1,380,405)

			$(18,329,321)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$379,082	$144,244	$786,305	$324,819

Expenses
Management fee	381,123	474,982	1,004,091	1,210,844
Brokerage commissions and fees	59,243	76,959	138,487	229,993

Total expenses	440,366	551,941	1,142,578	1,440,837

Net investment income (loss)	(61,284)	(407,697)	(356,273)	(1,116,018)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(27,447,205)	(101,785,229)	(126,202,705)	(134,345,928)
Short-term U.S. government and agency obligations	419	3,946	(943)	6,237

Net realized gain (loss)	(27,446,786)	(101,781,283)	(126,203,648)	(134,339,691)

Change in net unrealized appreciation/depreciation on
Futures contracts	(17,219,461)	6,786,934	(17,860,669)	(8,475,358)
Short-term U.S. government and agency obligations	3,094	24,829	6,384	35,549

Change in net unrealized appreciation/depreciation	(17,216,367)	6,811,763	(17,854,285)	(8,439,809)

Net realized and unrealized gain (loss)	(44,663,153)	(94,969,520)	(144,057,933)	(142,779,500)

Net income (loss)	$(44,724,437)	$(95,377,217)	$(144,414,206)	$(143,895,518)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$174,160,146
Addition of 6,125,000 shares (Note 1)	274,586,934
Redemption of 2,301,046 shares (Note 1)	(112,968,055)

Net addition (redemption) of 3,823,954 shares (Note 1)	161,618,879

Net investment income (loss)	(356,273)
Net realized gain (loss)	(126,203,648)
Change in net unrealized appreciation/depreciation	(17,854,285)

Net income (loss)	(144,414,206)

Shareholders’ equity, at September 30, 2017	$191,364,819

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(144,414,206)	$(143,895,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	12,797,080	(2,370,400)
Purchases of short-term U.S. government and agency obligations	(634,948,674)	(742,783,009)
Proceeds from sales or maturities of short-term U.S government and agency obligations	597,015,224	622,882,786
Net amortization and accretion on short-term U.S government and agency obligations	(786,305)	(324,819)
Net realized gain (loss) on investments	943	(6,237)
Change in unrealized appreciation/depreciation on investments	(6,384)	(35,549)
Decrease (Increase) in receivable on futures contracts	4,484,270	1,105,799
Increase (Decrease) in payable to Sponsor	(10,310)	85,931
Increase (Decrease) in payable on futures contracts	3,913,679	—

Net cash provided by (used in) operating activities	(161,954,683)	(265,341,016)

Cash flow from financing activities
Proceeds from addition of shares	274,586,934	461,486,395
Payment on shares redeemed	(112,968,055)	(195,044,482)

Net cash provided by (used in) financing activities	161,618,879	266,441,913

Net increase (decrease) in cash	(335,804)	1,100,897
Cash, beginning of period	4,536,425	2,124,103

Cash, end of period	$4,200,621	$3,225,000

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$314,842	$1,155,115
Segregated cash balances with brokers for futures contracts	7,454,800	1,052,615
Short-term U.S. government and agency obligations (Note 3) (cost $35,953,365 and $45,486,489, respectively)	35,955,278	45,486,235
Receivable from capital shares sold	1,890,685	—
Receivable on open futures contracts	—	242,541

Total assets	45,615,605	47,936,506

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,085,020
Payable on open futures contracts	539,598	—
Payable to Sponsor	28,584	32,572

Total liabilities	568,182	2,117,592

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,047,423	45,818,914

Total liabilities and shareholders’ equity	$45,615,605	$47,936,506

Shares outstanding	1,787,403	1,087,403

Net asset value per share	$25.20	$42.14

Market value per share (Note 2)	$25.17	$42.34

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (80% of shareholders’ equity)
U.S. Treasury Bills^^:
0.992% due 10/26/17	$13,000,000	$12,991,897
1.013% due 11/02/17	5,000,000	4,995,888
1.023% due 11/09/17	2,000,000	1,997,973
0.977% due 11/16/17	9,000,000	8,989,257
1.001% due 01/11/18	7,000,000	6,980,263

Total short-term U.S. government and agency obligations (cost $35,953,365)		$35,955,278

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires January 2018	582	$8,599,050	$(697,300)
VIX Futures—CBOE, expires February 2018	971	14,783,475	(652,385)
VIX Futures—CBOE, expires March 2018	971	15,341,800	(547,765)
VIX Futures—CBOE, expires April 2018	388	6,314,700	(44,190)

			$(1,941,640)

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$71,551	$29,706	$164,138	$63,804

Expenses
Management fee	80,574	108,438	235,818	251,163
Brokerage commissions and fees	6,764	10,935	11,815	23,544

Total expenses	87,338	119,373	247,633	274,707

Net investment income (loss)	(15,787)	(89,667)	(83,495)	(210,903)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,965,084)	(4,899,530)	(19,180,135)	(5,248,725)
Short-term U.S. government and agency obligations	—	144	(527)	132

Net realized gain (loss)	(3,965,084)	(4,899,386)	(19,180,662)	(5,248,593)

Change in net unrealized appreciation/depreciation on
Futures contracts	364,615	(1,149,750)	(653,395)	(1,917,790)
Short-term U.S. government and agency obligations	1,342	8,365	2,167	9,742

Change in net unrealized appreciation/depreciation	365,957	(1,141,385)	(651,228)	(1,908,048)

Net realized and unrealized gain (loss)	(3,599,127)	(6,040,771)	(19,831,890)	(7,156,641)

Net income (loss)	$(3,614,914)	$(6,130,438)	$(19,915,385)	$(7,367,544)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$45,818,914
Addition of 850,000 shares	23,977,024
Redemption of 150,000 shares	(4,833,130)

Net addition (redemption) of 700,000 shares	19,143,894

Net investment income (loss)	(83,495)
Net realized gain (loss)	(19,180,662)
Change in net unrealized appreciation/depreciation	(651,228)

Net income (loss)	(19,915,385)

Shareholders’ equity, at September 30, 2017	$45,047,423

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(19,915,385)	$(7,367,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(6,402,185)	(823,975)
Purchases of short-term U.S. government and agency obligations	(149,796,234)	(132,528,541)
Proceeds from sales or maturities of short-term U.S government and agency obligations	159,492,969	104,309,090
Net amortization and accretion on short-term U.S government and agency obligations	(164,138)	(63,804)
Net realized gain (loss) on investments	527	(132)
Change in unrealized appreciation/depreciation on investments	(2,167)	(9,742)
Decrease (Increase) in receivable on futures contracts	242,541	42,188
Increase (Decrease) in payable to Sponsor	(3,988)	21,005
Increase (Decrease) in payable on futures contracts	539,598	258,839

Net cash provided by (used in) operating activities	(16,008,462)	(36,162,616)

Cash flow from financing activities
Proceeds from addition of shares	22,086,339	48,406,580
Payment on shares redeemed	(6,918,150)	(9,794,863)

Net cash provided by (used in) financing activities	15,168,189	38,611,717

Net increase (decrease) in cash	(840,273)	2,449,101
Cash, beginning of period	1,155,115	671,791

Cash, end of period	$314,842	$3,120,892

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$4,098,464	$1,850,760
Segregated cash balances with brokers for futures contracts	316,834,247	55,323,984
Short-term U.S. government and agency obligations (Note 3) (cost $770,073,989 and $170,391,741, respectively)	770,134,521	170,396,436
Receivable on open futures contracts	57,550,026	1,059,418

Total assets	1,148,617,258	228,630,598

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	107,724,462	—
Payable on open futures contracts	—	325,000
Payable to Sponsor	1,018,886	230,211

Total liabilities	108,743,348	555,211

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,039,873,910	228,075,387

Total liabilities and shareholders’ equity	$1,148,617,258	$228,630,598

Shares outstanding (Note 1)	11,100,000	5,000,000

Net asset value per share (Note 1)	$93.68	$45.62

Market value per share (Note 1) (Note 2)	$93.75	$45.49

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (74% of shareholders’ equity)
U.S. Treasury Bills^^:
1.041% due 10/19/17	$47,000,000	$46,979,583
1.048% due 10/26/17	78,000,000	77,951,383
1.001% due 11/02/17	115,000,000	114,905,424
1.029% due 11/09/17	199,000,000	198,798,353
0.986% due 11/16/17†	160,000,000	159,809,008
0.999% due 11/24/17	10,000,000	9,985,499
1.005% due 11/30/17†	73,000,000	72,882,156
1.023% due 12/07/17†	30,000,000	29,945,826
0.987% due 12/14/17†	50,000,000	49,902,665
1.001% due 01/11/18	9,000,000	8,974,624

Total short-term U.S. government and agency obligations (cost $770,073,989)		$770,134,521

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires October 2017	51,224	$598,040,200	$86,369,735
VIX Futures—CBOE, expires November 2017	34,126	444,491,150	7,874,300

			$94,244,035

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$2,102,194	$248,974	$3,484,888	$848,132

Expenses
Management fee	2,376,444	951,001	4,636,720	3,561,744
Brokerage commissions and fees	1,366,561	469,401	2,761,371	1,522,859

Total expenses	3,743,005	1,420,402	7,398,091	5,084,603

Net investment income (loss)	(1,640,811)	(1,171,428)	(3,913,203)	(4,236,471)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	188,300,727	277,246,086	471,128,319	263,024,643
Short-term U.S. government and agency obligations	6,797	(12,510)	(4,461)	(34,036)

Net realized gain (loss)	188,307,524	277,233,576	471,123,858	262,990,607

Change in net unrealized appreciation/depreciation on
Futures contracts	100,033,466	(51,813,012)	104,553,646	16,663,427
Short-term U.S. government and agency obligations	56,988	33,663	55,837	62,392

Change in net unrealized appreciation/depreciation	100,090,454	(51,779,349)	104,609,483	16,725,819

Net realized and unrealized gain (loss)	288,397,978	225,454,227	575,733,341	279,716,426

Net income (loss)	$286,757,167	$224,282,799	$571,820,138	$275,479,955

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$228,075,387
Addition of 46,750,000 shares (Note 1)	3,330,265,694
Redemption of 40,650,000 shares (Note 1)	(3,090,287,309)

Net addition (redemption) of 6,100,000 shares (Note 1)	239,978,385

Net investment income (loss)	(3,913,203)
Net realized gain (loss)	471,123,858
Change in net unrealized appreciation/depreciation	104,609,483

Net income (loss)	571,820,138

Shareholders’ equity, at September 30, 2017	$1,039,873,910

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$571,820,138	$275,479,955
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(261,510,263)	75,585,025
Purchases of short-term U.S. government and agency obligations	(3,392,906,218)	(2,235,163,421)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,796,704,397	2,324,555,238
Net amortization and accretion on short-term U.S government and agency obligations	(3,484,888)	(848,132)
Net realized gain (loss) on investments	4,461	34,036
Change in unrealized appreciation/depreciation on investments	(55,837)	(62,392)
Decrease (Increase) in receivable on futures contracts	(56,490,608)	(4,571,788)
Increase (Decrease) in payable to Sponsor	788,675	(183,417)
Increase (Decrease) in payable on futures contracts	(325,000)	(1,420,271)

Net cash provided by (used in) operating activities	(345,455,143)	433,404,833

Cash flow from financing activities
Proceeds from addition of shares	3,330,265,694	2,183,650,607
Payment on shares redeemed	(2,982,562,847)	(2,616,476,208)

Net cash provided by (used in) financing activities	347,702,847	(432,825,601)

Net increase (decrease) in cash	2,247,704	579,232
Cash, beginning of period	1,850,760	5,150,976

Cash, end of period	$4,098,464	$5,730,208

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,610,772	$10,969,955
Segregated cash balances with brokers for futures contracts	17,599,725	71,363,625
Short-term U.S. government and agency obligations (Note 3) (cost $521,285,333 and $434,676,067, respectively)	521,315,100	434,671,795
Receivable from capital shares sold	14,450,792	—
Receivable on open futures contracts	—	35,967,191

Total assets	555,976,389	552,972,566

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	36,789,539
Payable on open futures contracts	20,456,567	—
Payable to Sponsor	424,090	424,273

Total liabilities	20,880,657	37,213,812

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	535,095,732	515,758,754

Total liabilities and shareholders’ equity	$555,976,389	$552,972,566

Shares outstanding (Note 1)	25,927,238	2,965,383

Net asset value per share (Note 1)	$20.64	$173.93

Market value per share (Note 1) (Note 2)	$20.60	$175.00

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills^^:
1.011% due 10/05/17†	$15,023,000	$15,022,073
1.067% due 10/12/17†	20,000,000	19,994,778
1.081% due 10/19/17†	46,000,000	45,980,017
1.000% due 10/26/17†	47,000,000	46,970,705
1.013% due 11/02/17†	13,000,000	12,989,309
0.957% due 11/09/17†	20,000,000	19,979,734
0.986% due 11/16/17†	97,000,000	96,884,211
0.999% due 11/30/17†	128,000,000	127,793,370
1.002% due 12/07/17†	66,000,000	65,880,817
1.000% due 12/14/17†	20,000,000	19,961,066
1.001% due 01/11/18†	50,000,000	49,859,020

Total short-term U.S. government and agency obligations (cost $521,285,333)		$521,315,100

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires October 2017	52,495	$612,879,125	$(93,982,537)
VIX Futures—CBOE, expires November 2017	35,008	455,979,200	(7,780,494)

			$(101,763,031)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$866,857	$400,731	$1,833,411	$1,227,394

Expenses
Management fee	1,040,567	1,625,260	2,880,339	5,006,558
Brokerage commissions and fees	1,150,806	1,102,098	2,819,322	3,228,763

Total expenses	2,191,373	2,727,358	5,699,661	8,235,321

Net investment income (loss)	(1,324,516)	(2,326,627)	(3,866,250)	(7,007,927)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(126,532,816)	(745,101,700)	(646,036,987)	(1,269,233,467)
Short-term U.S. government and agency obligations	(5,866)	16,032	(26,617)	24,626

Net realized gain (loss)	(126,538,682)	(745,085,668)	(646,063,604)	(1,269,208,841)

Change in net unrealized appreciation/depreciation on
Futures contracts	(95,515,562)	138,973,918	(93,790,794)	(51,163,549)
Short-term U.S. government and agency obligations	21,523	27,300	34,039	8,737

Change in net unrealized appreciation/depreciation	(95,494,039)	139,001,218	(93,756,755)	(51,154,812)

Net realized and unrealized gain (loss)	(222,032,721)	(606,084,450)	(739,820,359)	(1,320,363,653)

Net income (loss)	$(223,357,237)	$(608,411,077)	$(743,686,609)	$(1,327,371,580)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$515,758,754
Addition of 51,185,000 shares (Note 1)	2,109,762,890
Redemption of 28,223,145 shares (Note 1)	(1,346,739,303)

Net addition (redemption) of 22,961,855 shares (Note 1)	763,023,587

Net investment income (loss)	(3,866,250)
Net realized gain (loss)	(646,063,604)
Change in net unrealized appreciation/depreciation	(93,756,755)

Net income (loss)	(743,686,609)

Shareholders’ equity, at September 30, 2017	$535,095,732

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(743,686,609)	$(1,327,371,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	53,763,900	14,767,485
Purchases of short-term U.S. government and agency obligations	(2,355,267,451)	(3,719,826,671)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,270,464,979	3,505,716,134
Net amortization and accretion on short-term U.S government and agency obligations	(1,833,411)	(1,221,489)
Net realized gain (loss) on investments	26,617	(24,626)
Change in unrealized appreciation/depreciation on investments	(34,039)	(8,737)
Decrease (Increase) in receivable on futures contracts	35,967,191	17,995,478
Increase (Decrease) in payable to Sponsor	(183)	51,617
Increase (Decrease) in payable on futures contracts	20,456,567	31,416,387

Net cash provided by (used in) operating activities	(720,142,439)	(1,478,506,002)

Cash flow from financing activities
Proceeds from addition of shares	2,095,312,098	3,689,719,713
Payment on shares redeemed	(1,383,528,842)	(2,208,691,466)

Net cash provided by (used in) financing activities	711,783,256	1,481,028,247

Net increase (decrease) in cash	(8,359,183)	2,522,245
Cash, beginning of period	10,969,955	9,081,964

Cash, end of period	$2,610,772	$11,604,209

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$3,636,946	$2,715,772
Segregated cash balances with brokers for futures contracts	5,000,160	4,931,520
Short-term U.S. government and agency obligations (Note 3) (cost $246,653,071 and $205,694,828, respectively)	246,666,306	205,694,385
Receivable on open futures contracts	123,680	—

Total assets	255,427,092	213,341,677

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,359,173	—
Payable on open futures contracts	—	13,602
Payable to Sponsor	162,517	162,891
Unrealized depreciation on swap agreements	13,678,377	12,206,881

Total liabilities	17,200,067	12,383,374

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	238,227,025	200,958,303

Total liabilities and shareholders’ equity	$255,427,092	$213,341,677

Shares outstanding	7,089,884	6,339,884

Net asset value per share	$33.60	$31.70

Market value per share (Note 2)	$33.73	$31.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (104% of shareholders’ equity)
U.S. Treasury Bills^^:
1.062% due 10/05/17	$16,000,000	$15,999,013
1.065% due 10/12/17	19,000,000	18,995,039
1.070% due 10/19/17†	53,000,000	52,976,977
1.042% due 10/26/17†	20,000,000	19,987,534
1.013% due 11/02/17†	6,000,000	5,995,066
1.079% due 11/09/17†	11,000,000	10,988,854
0.986% due 11/16/17†	11,000,000	10,986,869
0.962% due 11/30/17†	22,000,000	21,964,485
0.991% due 12/07/17†	13,000,000	12,976,525
0.989% due 12/14/17†	34,000,000	33,933,812
1.002% due 01/04/18	14,000,000	13,962,714
1.040% due 02/01/18	28,000,000	27,899,418

Total short-term U.S. government and agency obligations (cost $246,653,071)		$246,666,306

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil—NYMEX, expires November 2017	1,894	$97,862,980	$(5,367,489)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	(0.18)%	10/05/17	$(149,040,494)	$(6,092,070)
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	(0.25)	10/05/17	(109,832,549)	(3,900,635)
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	(0.25)	10/05/17	(12,927,229)	(514,835)
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	(0.25)	10/05/17	(106,765,884)	(3,170,837)

				$(13,678,377)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2017, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$458,896	$112,015	$998,438	$345,514

Expenses
Management fee	456,582	405,879	1,374,438	1,291,075
Brokerage commissions and fees	17,992	27,568	50,772	125,327

Total expenses	474,574	433,447	1,425,210	1,416,402

Net investment income (loss)	(15,678)	(321,432)	(426,772)	(1,070,888)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,020,543)	7,108,871	12,625,049	(1,439,525)
Swap agreements	(3,398,264)	43,172,623	37,182,481	(35,456,689)
Short-term U.S. government and agency obligations	(107)	3,798	(1,590)	(4,796)

Net realized gain (loss)	(9,418,914)	50,285,292	49,805,940	(36,901,010)

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,525,726)	(4,602,457)	(3,940,674)	(6,846,490)
Swap agreements	(25,931,072)	(28,373,775)	(1,471,496)	(22,977,481)
Short-term U.S. government and agency obligations	10,122	12,429	13,678	26,286

Change in net unrealized appreciation/depreciation	(30,446,676)	(32,963,803)	(5,398,492)	(29,797,685)

Net realized and unrealized gain (loss)	(39,865,590)	17,321,489	44,407,448	(66,698,695)

Net income (loss)	$(39,881,268)	$17,000,057	$43,980,676	$(67,769,583)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$200,958,303
Addition of 10,700,000 shares	398,064,737
Redemption of 9,950,000 shares	(404,776,691)

Net addition (redemption) of 750,000 shares	(6,711,954)

Net investment income (loss)	(426,772)
Net realized gain (loss)	49,805,940
Change in net unrealized appreciation/depreciation	(5,398,492)

Net income (loss)	43,980,676

Shareholders’ equity, at September 30, 2017	$238,227,025

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$43,980,676	$(67,769,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(68,640)	3,477,760
Decrease (Increase) in segregated cash balances with brokers for swap agreements	—	(1,128,000)
Purchases of short-term U.S. government and agency obligations	(866,640,949)	(831,968,058)
Proceeds from sales or maturities of short-term U.S government and agency obligations	826,679,554	768,766,626
Net amortization and accretion on short-term U.S government and agency obligations	(998,438)	(345,514)
Net realized gain (loss) on investments	1,590	4,796
Change in unrealized appreciation/depreciation on investments	1,457,818	22,951,195
Decrease (Increase) in receivable on futures contracts	(123,680)	—
Increase (Decrease) in payable to Sponsor	(374)	34,948
Increase (Decrease) in brokerage commissions and fees payable	—	(6,947)
Increase (Decrease) in payable for investments purchased	—	1,736,880
Increase (Decrease) in payable on futures contracts	(13,602)	(34,842)

Net cash provided by (used in) operating activities	4,273,955	(104,280,739)

Cash flow from financing activities
Proceeds from addition of shares	398,064,737	752,995,105
Payment on shares redeemed	(401,417,518)	(648,311,713)

Net cash provided by (used in) financing activities	(3,352,781)	104,683,392

Net increase (decrease) in cash	921,174	402,653
Cash, beginning of period	2,715,772	598,645

Cash, end of period	$3,636,946	$1,001,298

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF FINANCIAL CONDITION

September 30, 2017 (unaudited)
Assets
Cash	$13,475,988
Segregated cash balances with brokers for futures contracts	2,418,240
Offering costs (Note 5)	71,150
Limitation by Sponsor	34,903

Total assets	16,000,281

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	83,153
Payable for offering costs	148,400

Total liabilities	231,553

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,768,728

Total liabilities and shareholders’ equity	$16,000,281

Shares outstanding	900,008

Net asset value per share	$17.52

Market value per share (Note 2)	$17.63

*	Since the Fund’s inception date was January 13, 2017, the Statement of Financial Condition as of December 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil—NYMEX, expires November 2017	916	$47,329,720	$(2,423,370)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2017	January 13, 2017 (Inception) through September 30, 2017
Investment Income
Expenses
Brokerage commissions and fees	$9,395	$17,296
Offering costs	37,405	77,250
Limitation by Sponsor	(12,787)	(34,903)

Total expenses	34,013	59,643

Net investment income (loss)	(34,013)	(59,643)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,540,337)	232,006

Net realized gain (loss)	(1,540,337)	232,006

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,178,096)	(2,423,370)

Change in net unrealized appreciation/depreciation	(2,178,096)	(2,423,370)

Net realized and unrealized gain (loss)	(3,718,433)	(2,191,364)

Net income (loss)	$(3,752,446)	$(2,251,007)

*	Since the Fund’s inception date was January 13, 2017, the Statements of Operations for the three and nine months ended September 30, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 13, 2017 (INCEPTION) TO SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at January 13, 2017 (Inception)	$—
Addition of 1,050,008 shares	22,510,278
Redemption of 150,000 shares	(4,490,543)

Net addition (redemption) of 900,008 shares	18,019,735

Net investment income (loss)	(59,643)
Net realized gain (loss)	232,006
Change in net unrealized appreciation/depreciation	(2,423,370)

Net income (loss)	(2,251,007)

Shareholders’ equity, at September 30, 2017	$15,768,728

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF CASH FLOWS

(unaudited)

January 13, 2017 (Inception) through September 30, 2017
Cash flow from operating activities
Net income (loss)	$(2,251,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,418,240)
Decrease (Increase) in Limitation by Sponsor	(34,903)
Change in offering cost	(71,150)
Increase (Decrease) in payable on futures contracts	83,153
Increase (Decrease) in payable for offering costs	148,400

Net cash provided by (used in) operating activities	(4,543,747)

Cash flow from financing activities
Proceeds from addition of shares	22,510,278
Payment on shares redeemed	(4,490,543)

Net cash provided by (used in) financing activities	18,019,735

Net increase (decrease) in cash	13,475,988
Cash, beginning of period	—

Cash, end of period	$13,475,988

*	Since the Fund’s inception date was January 13, 2017, the Statement of Cash Flows for the nine months ended September 30, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,116,845	$326,631
Segregated cash balances with brokers for futures contracts	780,120	710,655
Short-term U.S. government and agency obligations (Note 3) (cost $2,998,485 and $2,899,188, respectively)	2,998,697	2,899,151
Receivable on open futures contracts	31,017	105,872

Total assets	5,926,679	4,042,309

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and fees payable	—	144
Payable to Sponsor	5,245	3,371

Total liabilities	5,245	3,515

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,921,434	4,038,794

Total liabilities and shareholders’ equity	$5,926,679	$4,042,309

Shares outstanding	174,832	174,832

Net asset value per share	$33.87	$23.10

Market value per share (Note 2)	$33.64	$23.05

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (51% of shareholders’ equity)
U.S. Treasury Bills^^: 1.013% due 10/19/17	$3,000,000	$2,998,697

Total short-term U.S. government and agency obligations (cost $2,998,485)		$2,998,697

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas—NYMEX, expires November 2017	394	$11,847,580	$348,521

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$11,436	$2,395	$25,909	$16,513

Expenses
Management fee	18,019	13,043	51,110	70,066
Brokerage commissions and fees	7,316	8,608	19,673	53,910

Total expenses	25,335	21,651	70,783	123,976

Net investment income (loss)	(13,899)	(19,256)	(44,874)	(107,463)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(151,368)	(101,997)	1,756,252	455,516
Short-term U.S. government and agency obligations	(75)	434	(334)	3,438

Net realized gain (loss)	(151,443)	(101,563)	1,755,918	458,954

Change in net unrealized appreciation/depreciation on
Futures contracts	615,201	712,984	830,552	2,803,566
Short-term U.S. government and agency obligations	555	(161)	249	(75)

Change in net unrealized appreciation/depreciation	615,756	712,823	830,801	2,803,491

Net realized and unrealized gain (loss)	464,313	611,260	2,586,719	3,262,445

Net income (loss)	$450,414	$592,004	$2,541,845	$3,154,982

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$4,038,794
Addition of 300,000 shares	9,317,576
Redemption of 300,000 shares	(9,976,781)

Net addition (redemption) of 0 shares	(659,205)

Net investment income (loss)	(44,874)
Net realized gain (loss)	1,755,918
Change in net unrealized appreciation/depreciation	830,801

Net income (loss)	2,541,845

Shareholders’ equity, at September 30, 2017	$5,921,434

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$2,541,845	$3,154,982
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(69,465)	917,015
Purchases of short-term U.S. government and agency obligations	(17,971,116)	(42,200,053)
Proceeds from sales or maturities of short-term U.S government and agency obligations	17,897,394	45,636,490
Net amortization and accretion on short-term U.S government and agency obligations	(25,909)	(16,513)
Net realized gain (loss) on investments	334	(3,438)
Change in unrealized appreciation/depreciation on investments	(249)	75
Decrease (Increase) in receivable on futures contracts	74,855	(159,924)
Increase (Decrease) in payable to Sponsor	1,874	(6,510)
Increase (Decrease) in brokerage commissions and fees payable	(144)	(1,499)
Increase (Decrease) in payable on futures contracts	—	(785,170)

Net cash provided by (used in) operating activities	2,449,419	6,535,455

Cash flow from financing activities
Proceeds from addition of shares	9,317,576	37,311,510
Payment on shares redeemed	(9,976,781)	(44,580,216)

Net cash provided by (used in) financing activities	(659,205)	(7,268,706)

Net increase (decrease) in cash	1,790,214	(733,251)
Cash, beginning of period	326,631	1,099,140

Cash, end of period	$2,116,845	$365,889

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,104,112	$120,840
Segregated cash balances with brokers for futures contracts	10,780	13,200
Short-term U.S. government and agency obligations (Note 3) (cost $34,939,314 and $60,540,275, respectively)	34,940,087	60,540,555
Unrealized appreciation on forward agreements	2,961,605	3,033,566
Receivable on open futures contracts	600	1,280

Total assets	39,017,184	63,709,441

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,563,259	—
Payable to Sponsor	27,142	55,794

Total liabilities	3,590,401	55,794

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	35,426,783	63,653,647

Total liabilities and shareholders’ equity	$39,017,184	$63,709,441

Shares outstanding	496,978	696,978

Net asset value per share	$71.28	$91.33

Market value per share (Note 2)	$71.55	$90.54

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (99% of shareholders’ equity)
U.S. Treasury Bills^^:
1.062% due 10/05/17†	$11,000,000	$10,999,321
0.991% due 11/30/17†	2,000,000	1,996,771
0.972% due 12/07/17†	3,000,000	2,994,583
0.987% due 12/14/17†	5,000,000	4,990,267
1.002% due 01/04/18	6,000,000	5,984,020
1.001% due 01/11/18	5,000,000	4,985,902
1.040% due 02/01/18	3,000,000	2,989,223

Total short-term U.S. government and agency obligations (cost $34,939,314)		$34,940,087

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures—COMEX, expires December 2017	2	$256,960	$(9,540)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	(1.30)%	10/05/17	$(16,100)	$(20,663,223)	$1,045,390
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(1.06)	10/05/17	(16,898)	(21,687,062)	835,086
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	(1.01)	10/05/17	(4,800)	(6,160,368)	267,146
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(1.05)	10/05/17	(17,250)	(22,138,823)	813,983

					$2,961,605

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$85,802	$44,515	$202,149	$118,780

Expenses
Management fee	86,766	163,622	268,125	469,612
Brokerage commissions and fees	10	8	39	33

Total expenses	86,776	163,630	268,164	469,645

Net investment income (loss)	(974)	(119,115)	(66,015)	(350,865)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(640)	(7,340)	5,119	(45,820)
Forward agreements	(2,643,515)	(10,289,193)	(10,944,071)	(29,919,349)
Short-term U.S. government and agency obligations	(96)	164	(1,168)	(779)

Net realized gain (loss)	(2,644,251)	(10,296,369)	(10,940,120)	(29,965,948)

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,520)	9,400	(28,520)	(3,420)
Forward agreements	305,626	9,761,395	(71,961)	(228,387)
Short-term U.S. government and agency obligations	1,228	2,460	493	6,758

Change in net unrealized appreciation/depreciation	300,334	9,773,255	(99,988)	(225,049)

Net realized and unrealized gain (loss)	(2,343,917)	(523,114)	(11,040,108)	(30,190,997)

Net income (loss)	$(2,344,891)	$(642,229)	$(11,106,123)	$(30,541,862)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$63,653,647
Addition of 300,000 shares	22,375,636
Redemption of 500,000 shares	(39,496,377)

Net addition (redemption) of (200,000) shares	(17,120,741)

Net investment income (loss)	(66,015)
Net realized gain (loss)	(10,940,120)
Change in net unrealized appreciation/depreciation	(99,988)

Net income (loss)	(11,106,123)

Shareholders’ equity, at September 30, 2017	$35,426,783

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(11,106,123)	$(30,541,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,420	79,370
Decrease (Increase) in segregated cash balances with brokers for forward agreements	—	(7,835,000)
Purchases of short-term U.S. government and agency obligations	(136,758,217)	(205,754,520)
Proceeds from sales or maturities of short-term U.S government and agency obligations	162,560,129	212,008,993
Net amortization and accretion on short-term U.S government and agency obligations	(202,119)	(118,780)
Net realized gain (loss) on investments	1,168	779
Change in unrealized appreciation/depreciation on investments	71,468	221,629
Decrease (Increase) in receivable on futures contracts	680	(1,320)
Increase (Decrease) in payable to Sponsor	(28,652)	(625)
Increase (Decrease) in payable on futures contracts	—	(80)

Net cash provided by (used in) operating activities	14,540,754	(31,941,416)

Cash flow from financing activities
Proceeds from addition of shares	22,375,636	79,236,729
Payment on shares redeemed	(35,933,118)	(47,301,845)

Net cash provided by (used in) financing activities	(13,557,482)	31,934,884

Net increase (decrease) in cash	983,272	(6,532)
Cash, beginning of period	120,840	151,638

Cash, end of period	$1,104,112	$145,106

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,077,196	$86,051
Segregated cash balances with brokers for futures contracts	12,980	14,300
Segregated cash balances with brokers for forward agreements	738,500	—
Short-term U.S. government and agency obligations (Note 3) (cost $17,965,709 and $21,549,766, respectively)	17,966,229	21,550,319
Unrealized appreciation on forward agreements	2,152,433	1,384,246
Receivable on open futures contracts	1,510	2,290

Total assets	22,948,848	23,037,206

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	15,171	19,550

Total liabilities	15,171	19,550

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	22,933,677	23,017,656

Total liabilities and shareholders’ equity	$22,948,848	$23,037,206

Shares outstanding	716,976	616,976

Net asset value per share	$31.99	$37.31

Market value per share (Note 2)	$32.78	$38.76

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (78% of shareholders’ equity)
U.S. Treasury Bills^^:
1.088% due 10/26/17†	$4,000,000	$3,997,507
0.962% due 11/30/17†	6,000,000	5,990,314
1.012% due 12/07/17†	4,000,000	3,992,777
1.040% due 02/01/18	4,000,000	3,985,631

Total short-term U.S. government and agency obligations (cost $17,965,709)		$17,966,229

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures—COMEX, expires December 2017	2	$166,760	$4,940

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(1.40)%	10/05/17	$(953,000)	$(16,071,964)	$775,445
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(1.18)	10/05/17	(786,500)	(13,263,851)	671,956
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(1.14)	10/05/17	(156,000)	(2,630,862)	143,987
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(1.13)	10/05/17	(814,000)	(13,727,622)	561,045

					$2,152,433

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$44,411	$22,794	$103,317	$71,536

Expenses
Management fee	46,737	86,864	143,542	281,605
Brokerage commissions and fees	10	8	39	33

Total expenses	46,747	86,872	143,581	281,638

Net investment income (loss)	(2,336)	(64,078)	(40,264)	(210,102)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,193)	(15,410)	18,357	(44,810)
Forward agreements	(464,978)	(14,850,460)	(2,711,677)	(26,610,382)
Short-term U.S. government and agency obligations	(46)	65	(190)	(2,307)

Net realized gain (loss)	(467,217)	(14,865,805)	(2,693,510)	(26,657,499)

Change in net unrealized appreciation/depreciation on
Futures contracts	2,560	10,700	(22,370)	(7,450)
Forward agreements	(396,316)	9,496,558	768,187	(4,259,746)
Short-term U.S. government and agency obligations	29	2,046	(33)	3,511

Change in net unrealized appreciation/depreciation	(393,727)	9,509,304	745,784	(4,263,685)

Net realized and unrealized gain (loss)	(860,944)	(5,356,501)	(1,947,726)	(30,921,184)

Net income (loss)	$(863,280)	$(5,420,579)	$(1,987,990)	$(31,131,286)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$23,017,656
Addition of 700,000 shares	22,025,198
Redemption of 600,000 shares	(20,121,187)

Net addition (redemption) of 100,000 shares	1,904,011

Net investment income (loss)	(40,264)
Net realized gain (loss)	(2,693,510)
Change in net unrealized appreciation/depreciation	745,784

Net income (loss)	(1,987,990)

Shareholders’ equity, at September 30, 2017	$22,933,677

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,987,990)	$(31,131,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,320	(110)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(738,500)	(1,544,000)
Purchases of short-term U.S. government and agency obligations	(91,865,007)	(126,343,449)
Proceeds from sales or maturities of short-term U.S government and agency obligations	95,552,158	138,366,905
Net amortization and accretion on short-term U.S government and agency obligations	(103,284)	(71,536)
Net realized gain (loss) on investments	190	2,307
Change in unrealized appreciation/depreciation on investments	(768,154)	4,256,235
Decrease (Increase) in receivable on futures contracts	780	390
Increase (Decrease) in payable to Sponsor	(4,379)	(14,530)
Increase (Decrease) in payable on futures contracts	—	930

Net cash provided by (used in) operating activities	87,134	(16,478,144)

Cash flow from financing activities
Proceeds from addition of shares	22,025,198	67,362,064
Payment on shares redeemed	(20,121,187)	(51,232,577)

Net cash provided by (used in) financing activities	1,904,011	16,129,487

Net increase (decrease) in cash	1,991,145	(348,657)
Cash, beginning of period	86,051	514,784

Cash, end of period	$2,077,196	$166,127

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,990,375	$2,292,012
Segregated cash balances with brokers for futures contracts	127,050	402,600
Short-term U.S. government and agency obligations (Note 3) (cost $5,998,008 and $13,164,807, respectively)	5,998,433	13,164,828

Total assets	8,115,858	15,859,440

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	16,156	76,666
Payable to Sponsor	6,264	12,686

Total liabilities	22,420	89,352

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,093,438	15,770,088

Total liabilities and shareholders’ equity	$8,115,858	$15,859,440

Shares outstanding	200,000	350,000

Net asset value per share	$40.47	$45.06

Market value per share (Note 2)	$40.56	$45.12

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (74% of shareholders’ equity)
U.S. Treasury Bills^^:
1.089% due 10/12/17	$6,000,000	$5,998,433

Total short-term U.S. government and agency obligations (cost $5,998,008)		$5,998,433

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures—CME, expires December 2017	55	$8,156,844	$106,206

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$18,865	$8,177	$57,345	$22,846

Expenses
Management fee	21,606	36,752	92,259	116,244
Brokerage commissions and fees	330	580	1,433	2,009

Total expenses	21,936	37,332	93,692	118,253

Net investment income (loss)	(3,071)	(29,155)	(36,347)	(95,407)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(599,482)	327,212	(1,334,988)	(199,588)
Short-term U.S. government and agency obligations	(107)	(2)	(384)	31

Net realized gain (loss)	(599,589)	327,210	(1,335,372)	(199,557)

Change in net unrealized appreciation/depreciation on
Futures contracts	291,787	(488,475)	(26,694)	(270,444)
Short-term U.S. government and agency obligations	326	1,265	404	1,652

Change in net unrealized appreciation/depreciation	292,113	(487,210)	(26,290)	(268,792)

Net realized and unrealized gain (loss)	(307,476)	(160,000)	(1,361,662)	(468,349)

Net income (loss)	$(310,547)	$(189,155)	$(1,398,009)	$(563,756)

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$15,770,088
Redemption of 150,000 shares	(6,278,641)

Net addition (redemption) of (150,000) shares	(6,278,641)

Net investment income (loss)	(36,347)
Net realized gain (loss)	(1,335,372)
Change in net unrealized appreciation/depreciation	(26,290)

Net income (loss)	(1,398,009)

Shareholders’ equity, at September 30, 2017	$8,093,438

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,398,009)	$(563,756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	275,550	116,820
Purchases of short-term U.S. government and agency obligations	(45,940,009)	(42,155,511)
Proceeds from sales or maturities of short-term U.S government and agency obligations	53,163,769	44,640,933
Net amortization and accretion on short-term U.S government and agency obligations	(57,345)	(22,846)
Net realized gain (loss) on investments	384	(31)
Change in unrealized appreciation/depreciation on investments	(404)	(1,652)
Decrease (Increase) in receivable on futures contracts	—	84,235
Increase (Decrease) in payable to Sponsor	(6,422)	(2,556)
Increase (Decrease) in payable on futures contracts	(60,510)	32,813

Net cash provided by (used in) operating activities	5,977,004	2,128,449

Cash flow from financing activities
Proceeds from addition of shares	—	2,109,382
Payment on shares redeemed	(6,278,641)	(4,280,745)

Net cash provided by (used in) financing activities	(6,278,641)	(2,171,363)

Net increase (decrease) in cash	(301,637)	(42,914)
Cash, beginning of period	2,292,012	1,783,802

Cash, end of period	$1,990,375	$1,740,888

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$729,356	$2,834,389
Segregated cash balances with brokers for futures contracts	370,040	914,760
Short-term U.S. government and agency obligations (Note 3) (cost $7,997,344 and $12,909,895, respectively)	7,997,911	12,909,619
Receivable on open futures contracts	34,800	—

Total assets	9,132,107	16,658,768

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	32,340
Payable to Sponsor	6,902	12,955

Total liabilities	6,902	45,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,125,205	16,613,473

Total liabilities and shareholders’ equity	$9,132,107	$16,658,768

Shares outstanding	200,000	300,000

Net asset value per share	$45.63	$55.38

Market value per share (Note 2)	$45.85	$55.24

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (88% of shareholders’ equity)
U.S. Treasury Bills^^:
1.089% due 10/12/17	$8,000,000	$7,997,911

Total short-term U.S. government and agency obligations (cost $7,997,344)		$7,997,911

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures—CME, expires December 2017	232	$18,179,520	$379,490

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$23,090	$12,198	$58,614	$32,241

Expenses
Management fee	24,991	42,820	94,837	136,306
Brokerage commissions and fees	1,555	3,267	6,088	11,011

Total expenses	26,546	46,087	100,925	147,317

Net investment income (loss)	(3,456)	(33,889)	(42,311)	(115,076)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,453,355)	(318,842)	(1,920,606)	(2,462,334)
Short-term U.S. government and agency obligations	(22)	1	(177)	220

Net realized gain (loss)	(1,453,377)	(318,841)	(1,920,783)	(2,462,114)

Change in net unrealized appreciation/depreciation on
Futures contracts	837,800	(971,687)	(802,850)	(495,700)
Short-term U.S. government and agency obligations	(14)	561	843	2,074

Change in net unrealized appreciation/depreciation	837,786	(971,126)	(802,007)	(493,626)

Net realized and unrealized gain (loss)	(615,591)	(1,289,967)	(2,722,790)	(2,955,740)

Net income (loss)	$(619,047)	$(1,323,856)	$(2,765,101)	$(3,070,816)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$16,613,473
Redemption of 100,000 shares	(4,723,167)

Net addition (redemption) of (100,000) shares	(4,723,167)

Net investment income (loss)	(42,311)
Net realized gain (loss)	(1,920,783)
Change in net unrealized appreciation/depreciation	(802,007)

Net income (loss)	(2,765,101)

Shareholders’ equity, at September 30, 2017	$9,125,205

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(2,765,101)	$(3,070,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	544,720	(845,815)
Purchases of short-term U.S. government and agency obligations	(57,937,852)	(36,174,367)
Proceeds from sales or maturities of short-term U.S government and agency obligations	62,908,840	39,618,751
Net amortization and accretion on short-term U.S government and agency obligations	(58,614)	(32,241)
Net realized gain (loss) on investments	177	(220)
Change in unrealized appreciation/depreciation on investments	(843)	(2,074)
Decrease (Increase) in receivable on futures contracts	(34,800)	52,491
Increase (Decrease) in payable to Sponsor	(6,053)	(2,874)
Increase (Decrease) in payable on futures contracts	(32,340)	79,209

Net cash provided by (used in) operating activities	2,618,134	(377,956)

Cash flow from financing activities
Payment on shares redeemed	(4,723,167)	(314)

Net cash provided by (used in) financing activities	(4,723,167)	(314)

Net increase (decrease) in cash	(2,105,033)	(378,270)
Cash, beginning of period	2,834,389	1,958,996

Cash, end of period	$729,356	$1,580,726

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,120,743	$2,916,502
Short-term U.S. government and agency obligations (Note 3) (cost $219,674,153 and $337,373,566, respectively)	219,684,550	337,375,787
Unrealized appreciation on foreign currency forward contracts	4,465,552	16,519,070
Receivable from capital shares sold	1,091,561	—

Total assets	227,362,406	356,811,359

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,771,472
Payable to Sponsor	175,643	291,098
Unrealized depreciation on foreign currency forward contracts	565,859	356,139

Total liabilities	741,502	7,418,709

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	226,620,904	349,392,650

Total liabilities and shareholders’ equity	$227,362,406	$356,811,359

Shares outstanding	10,450,000	12,900,000

Net asset value per share	$21.69	$27.08

Market value per share (Note 2)	$21.68	$27.08

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills^^:
0.998% due 10/05/17	$9,000,000	$8,999,445
1.057% due 10/12/17†	40,000,000	39,989,556
1.013% due 10/19/17†	11,000,000	10,995,221
1.015% due 10/26/17†	41,000,000	40,974,445
0.998% due 11/02/17	10,000,000	9,991,776
1.079% due 11/09/17†	20,000,000	19,979,734
0.982% due 11/16/17†	2,000,000	1,997,613
0.962% due 11/30/17†	7,000,000	6,988,700
0.987% due 12/14/17†	18,000,000	17,964,959
1.002% due 01/04/18	7,000,000	6,981,357
1.001% due 01/11/18	25,000,000	24,929,510
1.040% due 02/01/18	30,000,000	29,892,234

Total short-term U.S. government and agency obligations (cost $219,674,153)		$219,684,550

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/06/17	3,175,800	$3,754,078	$(42,918)
Euro with UBS AG	10/06/17	35,067,900	41,453,378	(522,941)

				$(565,859)

Contracts to Sell
Euro with Goldman Sachs International	10/06/17	(194,781,925)	$(230,249,569)	$2,076,933
Euro with UBS AG	10/06/17	(226,747,400)	(268,035,604)	2,388,619

				$4,465,552

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$559,862	$248,831	$1,452,945	$765,698

Expenses
Management fee	537,193	906,488	1,914,770	2,894,802

Total expenses	537,193	906,488	1,914,770	2,894,802

Net investment income (loss)	22,669	(657,657)	(461,825)	(2,129,104)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(24,505,520)	(5,537,097)	(45,334,575)	(60,591,547)
Short-term U.S. government and agency obligations	(1,394)	1,655	(3,856)	37

Net realized gain (loss)	(24,506,914)	(5,535,442)	(45,338,431)	(60,591,510)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	10,103,133	(2,518,631)	(12,263,238)	30,435,313
Short-term U.S. government and agency obligations	4,959	2,404	8,176	33,446

Change in net unrealized appreciation/depreciation	10,108,092	(2,516,227)	(12,255,062)	30,468,759

Net realized and unrealized gain (loss)	(14,398,822)	(8,051,669)	(57,593,493)	(30,122,751)

Net income (loss)	$(14,376,153)	$(8,709,326)	$(58,055,318)	$(32,251,855)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$349,392,650
Addition of 1,800,000 shares	41,062,646
Redemption of 4,250,000 shares	(105,779,074)

Net addition (redemption) of (2,450,000) shares	(64,716,428)

Net investment income (loss)	(461,825)
Net realized gain (loss)	(45,338,431)
Change in net unrealized appreciation/depreciation	(12,255,062)

Net income (loss)	(58,055,318)

Shareholders’ equity, at September 30, 2017	$226,620,904

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(58,055,318)	$(32,251,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	—	(15,803,000)
Purchases of short-term U.S. government and agency obligations	(1,194,312,964)	(1,046,594,054)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,313,461,466	1,240,067,697
Net amortization and accretion on short-term U.S government and agency obligations	(1,452,945)	(765,698)
Net realized gain (loss) on investments	3,856	(37)
Change in unrealized appreciation/depreciation on investments	12,255,062	(30,468,759)
Increase (Decrease) in payable to Sponsor	(115,455)	(124,210)

Net cash provided by (used in) operating activities	71,783,702	114,060,084

Cash flow from financing activities
Proceeds from addition of shares	39,971,085	15,418,329
Payment on shares redeemed	(112,550,546)	(139,665,636)

Net cash provided by (used in) financing activities	(72,579,461)	(124,247,307)

Net increase (decrease) in cash	(795,759)	(10,187,223)
Cash, beginning of period	2,916,502	10,372,583

Cash, end of period	$2,120,743	$185,360

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,506,225	$3,166,988
Short-term U.S. government and agency obligations (Note 3) (cost $137,812,663 and $257,103,135, respectively)	137,818,917	257,102,313
Unrealized appreciation on foreign currency forward contracts	9,817,020	16,870,357

Total assets	149,142,162	277,139,658

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	112,920	232,491
Unrealized depreciation on foreign currency forward contracts	570,141	125,420

Total liabilities	683,061	357,911

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	148,459,101	276,781,747

Total liabilities and shareholders’ equity	$149,142,162	$277,139,658

Shares outstanding	1,999,290	3,449,290

Net asset value per share	$74.26	$80.24

Market value per share (Note 2)	$74.21	$80.25

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
U.S. Treasury Bills^^:
0.998% due 10/05/17	$15,000,000	$14,999,075
1.075% due 10/12/17†	39,000,000	38,989,817
0.992% due 10/26/17	9,000,000	8,994,390
1.079% due 11/09/17†	25,000,000	24,974,667
0.962% due 11/30/17†	17,000,000	16,972,557
1.001% due 01/11/18	9,000,000	8,974,624
1.040% due 02/01/18	24,000,000	23,913,787

Total short-term U.S. government and agency obligations (cost $137,812,663)		$137,818,917

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/06/17	571,833,200	$5,082,606	$(229,963)
Yen with UBS AG	10/06/17	2,539,647,800	22,573,065	(340,178)

				$(570,141)

Contracts to Sell
Yen with Goldman Sachs International	10/06/17	(17,548,070,400)	$(155,971,917)	$4,818,307
Yen with UBS AG	10/06/17	(18,981,034,100)	(168,708,480)	4,998,713

				$9,817,020

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$389,160	$155,603	$1,072,691	$328,442

Expenses
Management fee	376,339	563,817	1,468,775	1,462,231

Total expenses	376,339	563,817	1,468,775	1,462,231

Net investment income (loss)	12,821	(408,214)	(396,084)	(1,133,789)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,067,853)	(33,476,385)	(17,529,013)	(86,173,771)
Short-term U.S. government and agency obligations	(1,081)	(44)	(3,903)	(5,838)

Net realized gain (loss)	(1,068,934)	(33,476,429)	(17,532,916)	(86,179,609)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(83,509)	23,071,090	(7,498,058)	14,006,768
Short-term U.S. government and agency obligations	3,577	14,852	7,076	39,443

Change in net unrealized appreciation/depreciation	(79,932)	23,085,942	(7,490,982)	14,046,211

Net realized and unrealized gain (loss)	(1,148,866)	(10,390,487)	(25,023,898)	(72,133,398)

Net income (loss)	$(1,136,045)	$(10,798,701)	$(25,419,982)	$(73,267,187)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$276,781,747
Addition of 900,000 shares	69,116,080
Redemption of 2,350,000 shares	(172,018,744)

Net addition (redemption) of (1,450,000) shares	(102,902,664)

Net investment income (loss)	(396,084)
Net realized gain (loss)	(17,532,916)
Change in net unrealized appreciation/depreciation	(7,490,982)

Net income (loss)	(25,419,982)

Shareholders’ equity, at September 30, 2017	$148,459,101

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(25,419,982)	$(73,267,187)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	—	(1,274,000)
Purchases of short-term U.S. government and agency obligations	(919,771,798)	(627,277,970)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,040,131,058	625,696,408
Net amortization and accretion on short-term U.S government and agency obligations	(1,072,691)	(328,442)
Net realized gain (loss) on investments	3,903	5,838
Change in unrealized appreciation/depreciation on investments	7,490,982	(14,046,211)
Increase (Decrease) in payable to Sponsor	(119,571)	(12,929)

Net cash provided by (used in) operating activities	101,241,901	(90,504,493)

Cash flow from financing activities
Proceeds from addition of shares	69,116,080	136,071,321
Payment on shares redeemed	(172,018,744)	(45,072,219)

Net cash provided by (used in) financing activities	(102,902,664)	90,999,102

Net increase (decrease) in cash	(1,660,763)	494,609
Cash, beginning of period	3,166,988	276,968

Cash, end of period	$1,506,225	$771,577

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$3,555,077	$1,401,555
Segregated cash balances with brokers for futures contracts	15,457,200	20,609,600
Short-term U.S. government and agency obligations (Note 3) (cost $562,320,399 and $885,046,303, respectively)	562,359,737	885,050,007
Unrealized appreciation on swap agreements	40,796,900	55,358,571
Receivable on open futures contracts	503,050	—

Total assets	622,671,964	962,419,733

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	25,879,004
Payable on open futures contracts	—	1,993,438
Brokerage commissions and fees payable	—	2,332
Payable to Sponsor	529,199	813,099

Total liabilities	529,199	28,687,873

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	622,142,765	933,731,860

Total liabilities and shareholders’ equity	$622,671,964	$962,419,733

Shares outstanding	34,761,317	40,013,933

Net asset value per share	$17.90	$23.34

Market value per share (Note 2)	$17.82	$23.36

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (90% of shareholders’ equity)
U.S. Treasury Bills^^:
1.053% due 10/05/17	$43,000,000	$42,997,347
1.089% due 10/12/17	50,000,000	49,986,945
1.077% due 10/19/17†	78,000,000	77,966,117
1.055% due 10/26/17†	92,000,000	91,942,656
1.062% due 11/02/17†	45,000,000	44,962,992
1.077% due 11/09/17†	52,000,000	51,947,309
0.977% due 11/16/17†	27,000,000	26,967,770
0.982% due 11/30/17†	49,000,000	48,920,899
0.970% due 12/07/17†	11,000,000	10,980,136
0.987% due 12/14/17†	22,000,000	21,957,173
1.002% due 01/04/18	40,000,000	39,893,468
1.001% due 01/11/18	40,000,000	39,887,216
1.040% due 02/01/18	14,000,000	13,949,709

Total short-term U.S. government and agency obligations (cost $562,320,399)		$562,359,737

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil—NYMEX, expires November 2017	5,855	$302,527,850	$13,817,653

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	10/05/17	$332,458,695	$13,855,515
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	10/05/17	242,703,814	11,965,958
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	10/05/17	115,090,880	4,548,744
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	10/05/17	251,436,908	10,426,683

				$40,796,900

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2017, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$1,819,809	$547,630	$4,436,888	$1,497,225

Expenses
Management fee	1,798,486	2,118,318	5,773,725	6,031,448
Brokerage commissions and fees	40,850	112,742	147,117	443,936

Total expenses	1,839,336	2,231,060	5,920,842	6,475,384

Net investment income (loss)	(19,527)	(1,683,430)	(1,483,954)	(4,978,159)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	21,413,080	(51,064,247)	(13,550,928)	(14,115,761)
Swap agreements	24,084,165	(195,154,381)	(109,960,912)	(118,756,695)
Short-term U.S. government and agency obligations	(8,752)	2,107	(15,001)	(13,583)

Net realized gain (loss)	45,488,493	(246,216,521)	(123,526,841)	(132,886,039)

Change in net unrealized appreciation/depreciation on
Futures contracts	13,270,788	41,481,937	8,280,488	47,317,605
Swap agreements	99,552,339	124,100,958	(14,561,671)	142,998,777
Short-term U.S. government and agency obligations	6,372	8,186	35,634	34,191

Change in net unrealized appreciation/depreciation	112,829,499	165,591,081	(6,245,549)	190,350,573

Net realized and unrealized gain (loss)	158,317,992	(80,625,440)	(129,772,390)	57,464,534

Net income (loss)	$158,298,465	$(82,308,870)	$(131,256,344)	$52,486,375

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$933,731,860
Addition of 65,600,000 shares	1,105,174,037
Redemption of 70,852,616 shares	(1,285,506,788)

Net addition (redemption) of (5,252,616) shares	(180,332,751)

Net investment income (loss)	(1,483,954)
Net realized gain (loss)	(123,526,841)
Change in net unrealized appreciation/depreciation	(6,245,549)

Net income (loss)	(131,256,344)

Shareholders’ equity, at September 30, 2017	$622,142,765

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(131,256,344)	$52,486,375
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	5,152,400	20,951,260
Decrease (Increase) in segregated cash balances with brokers for swap agreements	—	(26,365,000)
Purchases of short-term U.S. government and agency obligations	(3,682,731,284)	(2,817,353,950)
Proceeds from sales or maturities of short-term U.S government and agency obligations	4,009,879,074	2,735,827,019
Net amortization and accretion on short-term U.S government and agency obligations	(4,436,887)	(1,497,225)
Net realized gain (loss) on investments	15,001	13,583
Change in unrealized appreciation/depreciation on investments	14,526,037	(143,032,968)
Decrease (Increase) in receivable on futures contracts	(503,050)	1,997,369
Decrease (Increase) in receivable for investments sold	—	(17,625,333)
Increase (Decrease) in payable to Sponsor	(283,900)	59,439
Increase (Decrease) in brokerage commissions and fees payable	(2,332)	(14,848)
Increase (Decrease) in payable on futures contracts	(1,993,438)	—

Net cash provided by (used in) operating activities	208,365,277	(194,554,279)

Cash flow from financing activities
Proceeds from addition of shares	1,105,174,037	879,143,549
Payment on shares redeemed	(1,311,385,792)	(683,302,233)

Net cash provided by (used in) financing activities	(206,211,755)	195,841,316

Net increase (decrease) in cash	2,153,522	1,287,037
Cash, beginning of period	1,401,555	4,008,379

Cash, end of period	$3,555,077	$5,295,416

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF FINANCIAL CONDITION

September 30, 2017 (unaudited)
Assets
Cash	$6,451,760
Segregated cash balances with brokers for futures contracts	1,161,600
Receivable on open futures contracts	42,870
Offering costs (Note 5)	71,150
Limitation by Sponsor	2,484

Total assets	7,729,864

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	148,400

Total liabilities	148,400

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,581,464

Total liabilities and shareholders’ equity	$7,729,864

Shares outstanding	300,008

Net asset value per share	$25.27

Market value per share (Note 2)	$25.09

*	Since the Fund’s inception date was January 13, 2017, the Statement of Financial Condition as of December 31, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil—NYMEX, expires November 2017	440	$22,734,800	$1,272,779

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2017	January 13, 2017 (Inception) through September 30, 2017
Investment Income
Expenses
Brokerage commissions and fees	$13,100	$24,374
Offering costs	37,405	77,250
Limitation by Sponsor	—	(2,484)
Reduction in Limitation by Sponsor	5,818	—

Total expenses	56,323	99,140

Net investment income (loss)	(56,323)	(99,140)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,971,742	3,137,907

Net realized gain (loss)	4,971,742	3,137,907

Change in net unrealized appreciation/depreciation on
Futures contracts	694,326	1,272,779

Change in net unrealized appreciation/depreciation	694,326	1,272,779

Net realized and unrealized gain (loss)	5,666,068	4,410,686

Net income (loss)	$5,609,745	$4,311,546

*	Since the Fund’s inception date was January 13, 2017, the Statements of Operations for the three and nine months ended September 30, 2016 have not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 13, 2017 (INCEPTION) TO SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at January 13, 2017 (Inception)	$—
Addition of 1,400,008 shares	29,606,619
Redemption of 1,100,000 shares	(26,336,701)

Net addition (redemption) of 300,008 shares	3,269,918

Net investment income (loss)	(99,140)
Net realized gain (loss)	3,137,907
Change in net unrealized appreciation/depreciation	1,272,779

Net income (loss)	4,311,546

Shareholders’ equity, at September 30, 2017	$7,581,464

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF CASH FLOWS

(unaudited)

January 13, 2017 (Inception) through September 30, 2017
Cash flow from operating activities
Net income (loss)	$4,311,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,161,600)
Decrease (Increase) in receivable on futures contracts	(42,870)
Decrease (Increase) in Limitation by Sponsor	(2,484)
Change in offering cost	(71,150)
Increase (Decrease) in payable for offering costs	148,400

Net cash provided by (used in) operating activities	3,181,842

Cash flow from financing activities
Proceeds from addition of shares	29,606,619
Payment on shares redeemed	(26,336,701)

Net cash provided by (used in) financing activities	3,269,918

Net increase (decrease) in cash	6,451,760
Cash, beginning of period	—

Cash, end of period	$6,451,760

*	Since the Fund’s inception date was January 13, 2017, the Statement of Cash Flows for the nine months ended September 30, 2016 has not been provided. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,771,889	$971,442
Segregated cash balances with brokers for futures contracts	6,724,079	7,612,770
Short-term U.S. government and agency obligations (Note 3) (cost $42,918,384 and $36,183,384, respectively)	42,919,932	36,183,648

Total assets	51,415,900	44,767,860

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	319,094	1,528,005
Brokerage commissions and fees payable	—	433
Payable to Sponsor	37,189	36,036

Total liabilities	356,283	1,564,474

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	51,059,617	43,203,386

Total liabilities and shareholders’ equity	$51,415,900	$44,767,860

Shares outstanding	5,842,169	2,292,169

Net asset value per share	$8.74	$18.85

Market value per share (Note 2)	$8.80	$18.96

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (84% of shareholders’ equity)
U.S. Treasury Bills^^:
1.108% due 10/12/17	$2,000,000	$1,999,478
1.013% due 10/19/17	3,000,000	2,998,697
0.992% due 10/26/17	7,000,000	6,995,637
1.013% due 11/02/17	5,000,000	4,995,888
1.023% due 11/09/17	2,000,000	1,997,973
0.987% due 12/14/17	7,000,000	6,986,373
1.001% due 01/11/18	9,000,000	8,974,624
1.040% due 02/01/18	8,000,000	7,971,262

Total short-term U.S. government and agency obligations (cost $42,918,384)		$42,919,932

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas—NYMEX, expires November 2017	3,396	$102,117,720	$(971,690)

^^	Rates shown represents discount rate at the time of the purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$93,039	$18,114	$199,874	$45,257

Expenses
Management fee	110,894	85,894	318,839	229,760
Brokerage commissions and fees	24,919	25,652	71,984	98,016

Total expenses	135,813	111,546	390,823	327,776

Net investment income (loss)	(42,774)	(93,432)	(190,949)	(282,519)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,014,548)	1,964,411	(21,040,313)	6,591,697
Short-term U.S. government and agency obligations	(454)	264	(1,126)	(405)

Net realized gain (loss)	(2,015,002)	1,964,675	(21,041,439)	6,591,292

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,078,511)	(8,409,834)	(3,508,410)	(7,752,693)
Short-term U.S. government and agency obligations	1,692	2,064	1,284	1,913

Change in net unrealized appreciation/depreciation	(1,076,819)	(8,407,770)	(3,507,126)	(7,750,780)

Net realized and unrealized gain (loss)	(3,091,821)	(6,443,095)	(24,548,565)	(1,159,488)

Net income (loss)	$(3,134,595)	$(6,536,527)	$(24,739,514)	$(1,442,007)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$43,203,386
Addition of 6,600,000 shares	66,608,730
Redemption of 3,050,000 shares	(34,012,985)

Net addition (redemption) of 3,550,000 shares	32,595,745

Net investment income (loss)	(190,949)
Net realized gain (loss)	(21,041,439)
Change in net unrealized appreciation/depreciation	(3,507,126)

Net income (loss)	(24,739,514)

Shareholders’ equity, at September 30, 2017	$51,059,617

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(24,739,514)	$(1,442,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	888,691	1,947,056
Purchases of short-term U.S. government and agency obligations	(172,712,634)	(89,354,690)
Proceeds from sales or maturities of short-term U.S government and agency obligations	166,176,382	90,362,175
Net amortization and accretion on short-term U.S government and agency obligations	(199,874)	(45,257)
Net realized gain (loss) on investments	1,126	405
Change in unrealized appreciation/depreciation on investments	(1,284)	(1,913)
Decrease (Increase) in receivable on futures contracts	—	3,065,769
Increase (Decrease) in payable to Sponsor	1,153	3,356
Increase (Decrease) in brokerage commissions and fees payable	(433)	(1,236)
Increase (Decrease) in payable on futures contracts	(1,208,911)	1,073,868

Net cash provided by (used in) operating activities	(31,795,298)	5,607,526

Cash flow from financing activities
Proceeds from addition of shares	66,608,730	24,550,026
Payment on shares redeemed	(34,012,985)	(30,208,996)

Net cash provided by (used in) financing activities	32,595,745	(5,658,970)

Net increase (decrease) in cash	800,447	(51,444)
Cash, beginning of period	971,442	1,411,137

Cash, end of period	$1,771,889	$1,359,693

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$188,166	$1,262,351
Segregated cash balances with brokers for futures contracts	10,780	13,200
Short-term U.S. government and agency obligations (Note 3) (cost $101,893,747 and $95,356,703, respectively)	101,900,580	95,356,621

Total assets	102,099,526	96,632,172

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,980,452	—
Payable on open futures contracts	780	1,280
Payable to Sponsor	76,924	72,585
Unrealized depreciation on forward agreements	8,453,427	4,431,107

Total liabilities	12,511,583	4,504,972

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	89,587,943	92,127,200

Total liabilities and shareholders’ equity	$102,099,526	$96,632,172

Shares outstanding	2,250,000	2,800,000

Net asset value per share	$39.82	$32.90

Market value per share (Note 2)	$39.60	$33.20

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (114% of shareholders’ equity)
U.S. Treasury Bills^^:
1.018% due 10/05/17	$16,000,000	$15,999,013
1.046% due 10/12/17†	30,000,000	29,992,167
1.013% due 10/19/17†	12,000,000	11,994,787
1.079% due 11/09/17†	10,000,000	9,989,867
1.023% due 12/07/17†	10,000,000	9,981,942
0.987% due 12/14/17†	12,000,000	11,976,639
1.001% due 01/11/18	12,000,000	11,966,165

Total short-term U.S. government and agency obligations (cost $101,893,747)		$101,900,580

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures—COMEX, expires December 2017	2	$256,960	$9,520

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	1.80%	10/05/17	$44,400	$56,984,292	$(2,994,458)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	1.91	10/05/17	38,120	48,923,589	(2,118,074)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	1.91	10/05/17	18,000	23,101,380	(1,015,643)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	1.85	10/05/17	38,900	49,924,649	(2,325,252)

					$(8,453,427)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2017 on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$231,647	$72,710	$531,782	$178,730

Expenses
Management fee	224,583	245,192	692,340	665,265
Brokerage commissions and fees	10	8	39	33

Total expenses	224,593	245,200	692,379	665,298

Net investment income (loss)	7,054	(172,490)	(160,597)	(486,568)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	600	7,280	(5,221)	45,880
Forward agreements	5,462,318	12,622,611	23,367,970	33,658,090
Short-term U.S. government and agency obligations	(61)	193	487	296

Net realized gain (loss)	5,462,857	12,630,084	23,363,236	33,704,266

Change in net unrealized appreciation/depreciation on
Futures contracts	6,520	(9,380)	28,480	3,400
Forward agreements	(555,941)	(13,407,534)	(4,022,320)	(207,534)
Short-term U.S. government and agency obligations	3,100	(6,051)	6,915	(4,093)

Change in net unrealized appreciation/depreciation	(546,321)	(13,422,965)	(3,986,925)	(208,227)

Net realized and unrealized gain (loss)	4,916,536	(792,881)	19,376,311	33,496,039

Net income (loss)	$4,923,590	$(965,371)	$19,215,714	$33,009,471

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$92,127,200
Addition of 400,000 shares	14,435,007
Redemption of 950,000 shares	(36,189,978)

Net addition (redemption) of (550,000) shares	(21,754,971)

Net investment income (loss)	(160,597)
Net realized gain (loss)	23,363,236
Change in net unrealized appreciation/depreciation	(3,986,925)

Net income (loss)	19,215,714

Shareholders’ equity, at September 30, 2017	$89,587,943

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$19,215,714	$33,009,471
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,420	(3,630)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	—	(394,000)
Purchases of short-term U.S. government and agency obligations	(364,397,565)	(268,415,817)
Proceeds from sales or maturities of short-term U.S government and agency obligations	358,392,755	238,529,754
Net amortization and accretion on short-term U.S government and agency obligations	(531,747)	(178,730)
Net realized gain (loss) on investments	(487)	(296)
Change in unrealized appreciation/depreciation on investments	4,015,405	211,627
Decrease (Increase) in receivable on futures contracts	—	80
Increase (Decrease) in payable to Sponsor	4,339	21,293
Increase (Decrease) in payable on futures contracts	(500)	1,780

Net cash provided by (used in) operating activities	16,700,334	2,781,532

Cash flow from financing activities
Proceeds from addition of shares	14,435,007	6,445,287
Payment on shares redeemed	(32,209,526)	(9,370,304)

Net cash provided by (used in) financing activities	(17,774,519)	(2,925,017)

Net increase (decrease) in cash	(1,074,185)	(143,485)
Cash, beginning of period	1,262,351	251,524

Cash, end of period	$188,166	$108,039

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,616,377	$1,664,601
Segregated cash balances with brokers for futures contracts	12,980	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $270,613,725 and $295,296,440, respectively)	270,629,525	295,300,799

Total assets	273,258,882	296,979,700

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,070	2,290
Payable to Sponsor	207,828	221,281
Unrealized depreciation on forward agreements	28,243,802	20,976,189

Total liabilities	28,453,700	21,199,760

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	244,805,182	275,779,940

Total liabilities and shareholders’ equity	$273,258,882	$296,979,700

Shares outstanding	7,196,526	8,246,526

Net asset value per share	$34.02	$33.44

Market value per share (Note 2)	$33.15	$32.09

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (111% of shareholders’ equity)
U.S. Treasury Bills^^:
1.015% due 10/05/17	$23,000,000	$22,998,581
1.056% due 10/12/17†	31,000,000	30,991,906
1.013% due 10/19/17†	20,000,000	19,991,312
1.036% due 10/26/17†	26,000,000	25,983,794
1.076% due 11/02/17†	11,000,000	10,990,954
1.079% due 11/09/17†	13,000,000	12,986,827
0.977% due 11/16/17†	7,000,000	6,991,644
0.962% due 11/30/17†	12,000,000	11,980,629
1.004% due 12/07/17†	40,000,000	39,927,768
0.987% due 12/14/17†	50,000,000	49,902,665
1.002% due 01/04/18	9,000,000	8,976,030
1.001% due 01/11/18	15,000,000	14,957,706
1.040% due 02/01/18	14,000,000	13,949,709

Total short-term U.S. government and agency obligations (cost $270,613,725)		$270,629,525

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures—COMEX, expires December 2017	2	$166,760	$(4,940)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	1.90%	10/05/17	$9,604,000	$161,967,618	$(9,405,158)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	2.03	10/05/17	7,795,800	131,471,490	(7,478,422)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	2.04	10/05/17	3,784,000	63,815,268	(3,531,263)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	2.03	10/05/17	7,836,000	132,149,438	(7,828,959)

					$(28,243,802)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$612,838	$277,478	$1,497,007	$587,744

Expenses
Management fee	612,285	978,671	1,971,071	2,300,935
Brokerage commissions and fees	10	9	49	36

Total expenses	612,295	978,680	1,971,120	2,300,971

Net investment income (loss)	543	(701,202)	(474,113)	(1,713,227)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,157	15,260	(18,669)	50,360
Forward agreements	1,062,113	119,357,106	20,345,685	174,820,159
Short-term U.S. government and agency obligations	(722)	336	(524)	2,562

Net realized gain (loss)	1,063,548	119,372,702	20,326,492	174,873,081

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,560)	(10,650)	22,420	10,510
Forward agreements	7,162,153	(88,229,820)	(7,267,613)	9,815,906
Short-term U.S. government and agency obligations	4,781	4,068	11,441	17,811

Change in net unrealized appreciation/depreciation	7,164,374	(88,236,402)	(7,233,752)	9,844,227

Net realized and unrealized gain (loss)	8,227,922	31,136,300	13,092,740	184,717,308

Net income (loss)	$8,228,465	$30,435,098	$12,618,627	$183,004,081

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$275,779,940
Addition of 950,000 shares	31,641,699
Redemption of 2,000,000 shares	(75,235,084)

Net addition (redemption) of (1,050,000) shares	(43,593,385)

Net investment income (loss)	(474,113)
Net realized gain (loss)	20,326,492
Change in net unrealized appreciation/depreciation	(7,233,752)

Net income (loss)	12,618,627

Shareholders’ equity, at September 30, 2017	$244,805,182

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$12,618,627	$183,004,081
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,320	5,610
Decrease (Increase) in segregated cash balances with brokers for forward agreements	—	(2,561,000)
Purchases of short-term U.S. government and agency obligations	(1,281,165,030)	(980,153,795)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,307,344,193	837,326,976
Net amortization and accretion on short-term U.S government and agency obligations	(1,496,972)	(587,744)
Net realized gain (loss) on investments	524	(2,562)
Change in unrealized appreciation/depreciation on investments	7,256,172	(9,833,717)
Decrease (Increase) in receivable on futures contracts	—	(260)
Increase (Decrease) in payable to Sponsor	(13,453)	112,343
Increase (Decrease) in payable on futures contracts	(220)	(1,875)

Net cash provided by (used in) operating activities	44,545,161	27,308,057

Cash flow from financing activities
Proceeds from addition of shares	31,641,699	55,483,218
Payment on shares redeemed	(75,235,084)	(82,652,813)

Net cash provided by (used in) financing activities	(43,593,385)	(27,169,595)

Net increase (decrease) in cash	951,776	138,462
Cash, beginning of period	1,664,601	243,900

Cash, end of period	$2,616,377	$382,362

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$2,929,230	$606,393
Short-term U.S. government and agency obligations (Note 3) (cost $10,995,458 and $11,891,729, respectively)	10,995,765	11,891,831
Unrealized appreciation on foreign currency forward contracts	82,079	2,548

Total assets	14,007,074	12,500,772

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	10,027	9,629
Unrealized depreciation on foreign currency forward contracts	291,439	576,558

Total liabilities	301,466	586,187

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	13,705,608	11,914,585

Total liabilities and shareholders’ equity	$14,007,074	$12,500,772

Shares outstanding	800,000	850,000

Net asset value per share	$17.13	$14.02

Market value per share (Note 2)	$17.10	$14.09

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (80% of shareholders’ equity)
U.S. Treasury Bills^^:
1.025% due 10/12/17†	$6,000,000	$5,998,434
1.070% due 10/19/17†	5,000,000	4,997,331

Total short-term U.S. government and agency obligations (cost $10,995,458)		$10,995,765

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/06/17	11,961,025	$14,138,996	$(136,124)
Euro with UBS AG	10/06/17	17,574,000	20,774,032	(155,315)

				$(291,439)

Contracts to Sell
Euro with Goldman Sachs International	10/06/17	(1,663,500)	$(1,966,405)	$33,031
Euro with UBS AG	10/06/17	(4,680,700)	(5,533,004)	49,048

				$82,079

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$30,171	$6,257	$69,923	$18,054

Expenses
Management fee	31,427	22,916	95,974	71,859

Total expenses	31,427	22,916	95,974	71,859

Net investment income (loss)	(1,256)	(16,659)	(26,051)	(53,805)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,259,663	46,252	2,666,172	1,155,961
Short-term U.S. government and agency obligations	(13)	6	134	153

Net realized gain (loss)	1,259,650	46,258	2,666,306	1,156,114

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(519,273)	118,030	364,650	(654,504)
Short-term U.S. government and agency obligations	(331)	(1,819)	205	(452)

Change in net unrealized appreciation/depreciation	(519,604)	116,211	364,855	(654,956)

Net realized and unrealized gain (loss)	740,046	162,469	3,031,161	501,158

Net income (loss)	$738,790	$145,810	$3,005,110	$447,353

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$11,914,585
Addition of 1,200,000 shares	18,469,355
Redemption of 1,250,000 shares	(19,683,442)

Net addition (redemption) of (50,000) shares	(1,214,087)

Net investment income (loss)	(26,051)
Net realized gain (loss)	2,666,306
Change in net unrealized appreciation/depreciation	364,855

Net income (loss)	3,005,110

Shareholders’ equity, at September 30, 2017	$13,705,608

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$3,005,110	$447,353
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(40,818,978)	(36,177,928)
Proceeds from sales or maturities of short-term U.S government and agency obligations	41,785,306	38,263,779
Net amortization and accretion on short-term U.S government and agency obligations	(69,923)	(18,054)
Net realized gain (loss) on investments	(134)	(153)
Change in unrealized appreciation/depreciation on investments	(364,855)	654,956
Increase (Decrease) in payable to Sponsor	398	(2,532)

Net cash provided by (used in) operating activities	3,536,924	3,167,421

Cash flow from financing activities
Proceeds from addition of shares	18,469,355	831,691
Payment on shares redeemed	(19,683,442)	(4,027,778)

Net cash provided by (used in) financing activities	(1,214,087)	(3,196,087)

Net increase (decrease) in cash	2,322,837	(28,666)
Cash, beginning of period	606,393	227,310

Cash, end of period	$2,929,230	$198,644

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$1,542,516	$604,691
Short-term U.S. government and agency obligations (Note 3) (cost $4,662,497 and $5,283,104, respectively)	4,662,411	5,282,879
Unrealized appreciation on foreign currency forward contracts	12,351	379

Total assets	6,217,278	5,887,949

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,698	4,537
Unrealized depreciation on foreign currency forward contracts	407,660	342,455

Total liabilities	412,358	346,992

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,804,920	5,540,957

Total liabilities and shareholders’ equity	$6,217,278	$5,887,949

Shares outstanding	99,970	99,970

Net asset value per share	$58.07	$55.43

Market value per share (Note 2)	$58.17	$55.52

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills^^:
1.089% due 10/12/17†	$673,000	$672,824
0.962% due 11/30/17	2,000,000	1,996,771
1.040% due 02/01/18	2,000,000	1,992,816

Total short-term U.S. government and agency obligations (cost $4,662,497)		$4,662,411

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/06/17	735,730,100	$6,539,365	$(218,377)
Yen with UBS AG	10/06/17	652,357,100	5,798,323	(189,283)

				$(407,660)

Contracts to Sell
Yen with Goldman Sachs International	10/06/17	(23,286,700)	$(206,978)	$1,919
Yen with UBS AG	10/06/17	(57,172,300)	(508,163)	10,432

				$12,351

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Interest	$10,221	$4,659	$21,407	$11,808

Expenses
Management fee	14,387	17,545	42,356	47,356

Total expenses	14,387	17,545	42,356	47,356

Net investment income (loss)	(4,166)	(12,886)	(20,949)	(35,548)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(4,492)	955,047	338,091	2,273,130
Short-term U.S. government and agency obligations	(53)	72	(85)	72

Net realized gain (loss)	(4,545)	955,119	338,006	2,273,202

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(52,440)	(764,447)	(53,233)	(268,290)
Short-term U.S. government and agency obligations	(332)	679	139	716

Change in net unrealized appreciation/depreciation	(52,772)	(763,768)	(53,094)	(267,574)

Net realized and unrealized gain (loss)	(57,317)	191,351	284,912	2,005,628

Net income (loss)	$(61,483)	$178,465	$263,963	$1,970,080

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$5,540,957
Net investment income (loss)	(20,949)
Net realized gain (loss)	338,006
Change in net unrealized appreciation/depreciation	(53,094)

Net income (loss)	263,963

Shareholders’ equity, at September 30, 2017	$5,804,920

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$263,963	$1,970,080
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(16,968,160)	(19,949,134)
Proceeds from sales or maturities of short-term U.S government and agency obligations	17,610,089	17,932,716
Net amortization and accretion on short-term U.S government and agency obligations	(21,407)	(11,808)
Net realized gain (loss) on investments	85	(72)
Change in unrealized appreciation/depreciation on investments	53,094	267,574
Increase (Decrease) in payable to Sponsor	161	1,405

Net cash provided by (used in) operating activities	937,825	210,761

Cash flow from financing activities
Payment on shares redeemed	—	(199)

Net cash provided by (used in) financing activities	—	(199)

Net increase (decrease) in cash	937,825	210,562
Cash, beginning of period	604,691	147,371

Cash, end of period	$1,542,516	$357,933

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash	$59,037,500	$39,482,473
Segregated cash balances with brokers for futures contracts	378,413,556	180,212,984
Segregated cash balances with brokers for forward agreements	738,500	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,181,464,501 and $3,038,837,465, respectively)	3,181,660,408	3,038,848,441
Unrealized appreciation on swap agreements	40,796,900	55,358,571
Unrealized appreciation on forward agreements	5,114,038	4,417,812
Unrealized appreciation on foreign currency forward contracts	14,377,002	33,392,354
Receivable from capital shares sold	17,433,038	—
Receivable on open futures contracts	58,287,553	41,862,862
Offering costs (Note 5)	142,300	—
Limitation by Sponsor	37,387	—

Total assets	3,756,038,182	3,393,575,497

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	118,627,346	71,525,035
Payable on open futures contracts	25,331,097	3,972,621
Brokerage commissions and fees payable	—	2,909
Payable to Sponsor	2,926,556	2,722,696
Payable for offering costs	296,800	—
Unrealized depreciation on swap agreements	13,678,377	12,206,881
Unrealized depreciation on forward agreements	36,697,229	25,407,296
Unrealized depreciation on foreign currency forward contracts	1,835,099	1,400,572

Total liabilities	199,392,504	117,238,010

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,556,645,678	3,276,337,487

Total liabilities and shareholders’ equity	$3,756,038,182	$3,393,575,497

Shares outstanding	118,168,916	90,235,707

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
Investment Income
Interest	$7,808,931	$2,361,927	$16,997,031	$6,523,319

Expenses
Management fee	8,239,003	8,874,154	23,059,129	26,210,756
Brokerage commissions and fees	2,698,871	1,837,843	6,069,898	5,741,230
Offering costs	74,810	—	154,500	—
Limitation by Sponsor	(12,787)	—	(37,387)	—
Reduction in Limitation by Sponsor	5,818	—	—	—

Total expenses	11,005,715	10,711,997	29,246,140	31,951,986

Net investment income (loss)	(3,196,784)	(8,350,070)	(12,249,109)	(25,428,667)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	44,960,735	(616,625,175)	(340,387,543)	(1,157,016,680)
Swap agreements	20,685,901	(152,532,535)	(72,778,431)	(154,872,473)
Forward agreements	3,415,938	106,840,064	30,057,907	151,948,518
Foreign currency forward contracts	(24,318,202)	(38,012,183)	(59,859,325)	(143,336,227)
Short-term U.S. government and agency obligations	(11,633)	16,487	(60,265)	(24,164)

Net realized gain (loss)	44,732,739	(700,313,342)	(443,027,657)	(1,303,301,026)

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,409,373)	120,520,628	(8,069,381)	(10,191,565)
Swap agreements	73,621,267	95,697,940	(16,033,167)	120,033,888
Forward agreements	6,515,522	(82,379,401)	(10,593,707)	5,120,239
Foreign currency forward contracts	9,447,911	19,906,042	(19,449,879)	43,519,287
Short-term U.S. government and agency obligations	119,011	136,969	184,931	279,499

Change in net unrealized appreciation/depreciation	85,294,338	153,882,178	(53,961,203)	158,761,348

Net realized and unrealized gain (loss)	130,027,077	(546,431,164)	(496,988,860)	(1,144,539,678)

Net income (loss)	$126,830,293	$(554,781,234)	$(509,237,969)	$(1,169,968,345)

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, and ProShares Ultra Commodity Fund and ProShares UltraShort Commodity Fund through September 1, 2016 (dates of liquidation). See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

Shareholders’ equity, at December 31, 2016	$3,276,337,487
Addition of 196,810,016 shares	7,589,000,140
Redemption of 168,876,807 shares	(6,799,453,980)

Net addition (redemption) of 27,933,209 shares	789,546,160

Net investment income (loss)	(12,249,109)
Net realized gain (loss)	(443,027,657)
Change in net unrealized appreciation/depreciation	(53,961,203)

Net income (loss)	(509,237,969)

Shareholders’ equity, at September 30, 2017	$3,556,645,678

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016*
Cash flow from operating activities
Net income (loss)	$(509,237,969)	$(1,169,968,345)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(198,200,572)	114,083,793
Decrease (Increase) in segregated cash balances with brokers for swap agreements	—	(27,493,000)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(738,500)	(12,334,000)
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	—	(17,077,000)
Purchases of short-term U.S. government and agency obligations	(15,422,910,140)	(14,039,604,848)
Proceeds from sales or maturities of short-term U.S government and agency obligations	15,297,219,736	13,684,559,003
Net amortization and accretion on short-term U.S government and agency obligations	(16,996,897)	(6,517,397)
Net realized gain (loss) on investments	60,265	24,164
Change in unrealized appreciation/depreciation on investments	45,891,822	(168,952,913)
Decrease (Increase) in receivable from counterparty	—	(17,625,333)
Decrease (Increase) in receivable on futures contracts	(16,424,691)	19,610,507
Decrease (Increase) in Limitation by Sponsor	(37,387)	—
Change in offering cost	(142,300)	—
Increase (Decrease) in payable to Sponsor	203,860	24,225
Increase (Decrease) in brokerage commissions and fees payable	(2,909)	(24,694)
Increase (Decrease) in payable for counterparty	—	1,736,880
Increase (Decrease) in payable on futures contracts	21,358,476	30,601,598
Increase (Decrease) in payable for offering costs	296,800	—

Net cash provided by (used in) operating activities	(799,660,406)	(1,608,957,360)

Cash flow from financing activities
Proceeds from addition of shares	7,571,567,102	8,446,268,126
Payment on shares redeemed	(6,752,351,669)	(6,848,020,624)

Net cash provided by (used in) financing activities	819,215,433	1,598,247,502

Net increase (decrease) in cash	19,555,027	(10,709,858)
Cash, beginning of period	39,482,599	48,049,225

Cash, end of period	$59,037,626	$37,339,367

*	The operations include the activity of ProShares Managed Futures Strategy through March 30, 2016, and ProShares Ultra Commodity Fund and ProShares UltraShort Commodity Fund through September 1, 2016 (dates of liquidation). See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2017, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF , ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2016 and during nine months ended September 30, 2017. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2017, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2017 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	September 30, 2017
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	September 30, 2017
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	September 30, 2017
UltraPro 3x Short Crude Oil ETF
UltraPro 3x Crude Oil ETF
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2017
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	September 30, 2017
Short Euro	3:00 p.m.	4:00 p.m.	September 30, 2017
UltraShort Euro, Ultra Euro
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	September 30, 2017
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 30, 2017
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 30, 2017

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2017.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2017.

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

The following table summarizes the valuation of investments at September 30, 2017 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$186,716,429	$(18,329,321)	$—	$—	$—	$168,387,108
VIX Mid-Term Futures ETF	35,955,278	(1,941,640)	—	—	—	34,013,638
Short VIX Short-Term Futures ETF	770,134,521	94,244,035	—	—	—	864,378,556
Ultra VIX Short-Term Futures ETF	521,315,100	(101,763,031)	—	—	—	419,552,069
UltraShort Bloomberg Crude Oil	246,666,306	(5,367,489)	—	—	(13,678,377)	227,620,440
UltraPro 3X Short Crude Oil ETF	—	(2,423,370)	—	—	—	(2,423,370)
UltraShort Bloomberg Natural Gas	2,998,697	348,521	—	—	—	3,347,218
UltraShort Gold	34,940,087	(9,540)	2,961,605	—	—	37,892,152
UltraShort Silver	17,966,229	4,940	2,152,433	—	—	20,123,602
Short Euro	5,998,433	106,206	—	—	—	6,104,639
UltraShort Australian Dollar	7,997,911	379,490	—	—	—	8,377,401
UltraShort Euro	219,684,550	—	—	3,899,693	—	223,584,243
UltraShort Yen	137,818,917	—	—	9,246,879	—	147,065,796
Ultra Bloomberg Crude Oil	562,359,737	13,817,653	—	—	40,796,900	616,974,290
UltraPro 3X Crude Oil ETF	—	1,272,779	—	—	—	1,272,779
Ultra Bloomberg Natural Gas	42,919,932	(971,690)	—	—	—	41,948,242
Ultra Gold	101,900,580	9,520	(8,453,427)	—	—	93,456,673
Ultra Silver	270,629,525	(4,940)	(28,243,802)	—	—	242,380,783
Ultra Euro	10,995,765	—	—	(209,360)	—	10,786,405
Ultra Yen	4,662,411	—	—	(395,309)	—	4,267,102

Total Trust	$3,181,660,408	$(20,627,877)	$(31,583,191)	$12,541,903	$27,118,523	$3,169,109,766

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At September 30, 2017, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At September 30, 2017, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2017 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2017, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2017, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of September 30, 2017

	Assets Derivatives			Liability Derivatives
Derivatives not	Statements of			Statements of
accounted for	Financial			Financial
as hedging	Condition		Unrealized	Condition		Unrealized
instruments	Location	Fund	Appreciation	Location	Fund	Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$94,244,035*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$18,329,321*
					ProShares VIX Mid-Term Futures ETF	1,941,640*
					ProShares Ultra VIX Short-Term Futures ETF	101,763,031*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swaps and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	348,521*	Payable on open futures contracts, unrealized depreciation on swaps and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	19,045,866*
		ProShares UltraShort Gold	2,961,605		ProShares UltraPro 3X Short Crude Oil ETF	2,423,370*
		ProShares UltraShort Silver	2,157,373*		ProShares UltraShort Gold	9,540*
		ProShares Ultra Bloomberg Crude Oil	54,614,553*		ProShares Ultra Bloomberg Natural Gas	971,690*
		ProShares UltraPro 3X Crude Oil ETF	1,272,779*		ProShares Ultra Gold	8,453,427
		ProShares Ultra Gold	9,520*		ProShares Ultra Silver	28,248,742*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	106,206*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	565,859
		ProShares UltraShort Australian Dollar	379,490*		ProShares UltraShort Yen	570,141
		ProShares UltraShort Euro	4,465,552		ProShares Ultra Euro	291,439
		ProShares UltraShort Yen	9,817,020		ProShares Ultra Yen	407,660
		ProShares Ultra Euro	82,079
		ProShares Ultra Yen	12,351

		Total Trust	$170,471,084*		Total Trust	$183,021,726*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2016

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,273,874	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,742,526	*
		ProShares VIX Mid-Term Futures ETF	68,375	*		ProShares VIX Mid-Term Futures ETF	1,356,620	*
		ProShares Ultra VIX Short-Term Futures ETF	13,594,875	*		ProShares Short VIX Short-Term Futures ETF	10,309,611	*
						ProShares Ultra VIX Short-Term Futures ETF	21,567,112	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swaps and/or forward agreements	ProShares UltraShort Gold	3,052,546	*	Payable on open futures contracts, unrealized depreciation on swaps and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	13,633,696	*
		ProShares UltraShort Silver	1,411,556	*		ProShares UltraShort Bloomberg Natural Gas	482,031	*
		ProShares Ultra Bloomberg Crude Oil	60,895,736	*		ProShares Ultra Gold	4,450,067	*
		ProShares Ultra Bloomberg Natural Gas	2,536,720	*		ProShares Ultra Silver	21,003,549	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	132,900	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	356,139
		ProShares UltraShort Australian Dollar	1,182,340	*		ProShares UltraShort Yen	125,420
		ProShares UltraShort Euro	16,519,070			ProShares Ultra Euro	576,558
		ProShares UltraShort Yen	16,870,357			ProShares Ultra Yen	342,455
		ProShares Ultra Euro	2,548
		ProShares Ultra Yen	379

		Total Trust	$118,541,276	*		Total Trust	$76,945,784	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2017

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(27,447,205)	$(17,219,461)
		ProShares VIX Mid-Term Futures ETF	(3,965,084)	364,615
		ProShares Short VIX Short-Term Futures ETF	188,300,727	100,033,466
		ProShares Ultra VIX Short-Term Futures ETF	(126,532,816)	(95,515,562)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	(9,418,807)	(30,456,798)
		ProShares UltraPro 3X Short Crude Oil ETF	(1,540,337)	(2,178,096)
		ProShares UltraShort Bloomberg Natural Gas	(151,368)	615,201
		ProShares UltraShort Gold	(2,644,155)	299,106
		ProShares UltraShort Silver	(467,171)	(393,756)
		ProShares Ultra Bloomberg Crude Oil	45,497,245	112,823,127
		ProShares UltraPro 3X Crude Oil ETF	4,971,742	694,326
		ProShares Ultra Bloomberg Natural Gas	(2,014,548)	(1,078,511)
		ProShares Ultra Gold	5,462,918	(549,421)
		ProShares Ultra Silver	1,064,270	7,159,593
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(599,482)	291,787
		ProShares UltraShort Australian Dollar	(1,453,355)	837,800
		ProShares UltraShort Euro	(24,505,520)	10,103,133
		ProShares UltraShort Yen	(1,067,853)	(83,509)
		ProShares Ultra Euro	1,259,663	(519,273)
		ProShares Ultra Yen	(4,492)	(52,440)

		Total Trust	$44,744,372	$85,175,327

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2016

				Change in
				Unrealized Appreciation/
Derivatives not accounted	Location of Gain (Loss) on Derivatives		Realized Gain (Loss) on Derivatives	Depreciation on Derivatives
for as hedging instruments	Recognized in Income	Fund	Recognized in Income	Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(101,785,229)	$6,786,934
		ProShares VIX Mid-Term Futures ETF	(4,899,530)	(1,149,750)
		ProShares Short VIX Short-Term Futures ETF	277,246,086	(51,813,012)
		ProShares Ultra VIX Short-Term Futures ETF	(745,101,700)	138,973,918
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	50,281,494	(32,976,232)
		ProShares UltraShort Bloomberg Natural Gas	(101,997)	712,984
		ProShares UltraShort Gold	(10,296,533)	9,770,795
		ProShares UltraShort Silver	(14,865,870)	9,507,258
		ProShares Ultra Bloomberg Crude Oil	(246,218,628)	165,582,895
		ProShares Ultra Bloomberg Natural Gas	1,964,411	(8,409,834)
		ProShares Ultra Gold	12,629,891	(13,416,914)
		ProShares Ultra Silver	119,372,366	(88,240,470)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	327,212	(488,475)
		ProShares UltraShort Australian Dollar	(318,842)	(971,687)
		ProShares UltraShort Euro	(5,537,097)	(2,518,631)
		ProShares UltraShort Yen	(33,476,385)	23,071,090
		ProShares Ultra Euro	46,252	118,030
		ProShares Ultra Yen	955,047	(764,447)

		Total Trust	$(699,779,052)	$153,774,452

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2017

				Change in
				Unrealized Appreciation/
Derivatives not accounted	Location of Gain (Loss) on Derivatives		Realized Gain (Loss) on Derivatives	Depreciation on Derivatives
for as hedging instruments	Recognized in Income	Fund	Recognized in Income	Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(126,202,705)	$(17,860,669)
		ProShares VIX Mid-Term Futures ETF	(19,180,135)	(653,395)
		ProShares Short VIX Short-Term Futures ETF	471,128,319	104,553,646
		ProShares Ultra VIX Short-Term Futures ETF	(646,036,987)	(93,790,794)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	49,807,530	(5,412,170)
		ProShares UltraPro 3X Short Crude Oil ETF	232,006	(2,423,370)
		ProShares UltraShort Bloomberg Natural Gas	1,756,252	830,552
		ProShares UltraShort Gold	(10,938,952)	(100,481)
		ProShares UltraShort Silver	(2,693,320)	745,817
		ProShares Ultra Bloomberg Crude Oil	(123,511,840)	(6,281,183)
		ProShares UltraPro 3X Crude Oil ETF	3,137,907	1,272,779
		ProShares Ultra Bloomberg Natural Gas	(21,040,313)	(3,508,410)
		ProShares Ultra Gold	23,362,749	(3,993,840)
		ProShares Ultra Silver	20,327,016	(7,245,193)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(1,334,988)	(26,694)
		ProShares UltraShort Australian Dollar	(1,920,606)	(802,850)
		ProShares UltraShort Euro	(45,334,575)	(12,263,238)
		ProShares UltraShort Yen	(17,529,013)	(7,498,058)
		ProShares Ultra Euro	2,666,172	364,650
		ProShares Ultra Yen	338,091	(53,233)

		Total Trust	$(442,967,392)	$(54,146,134)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2016

				Change in
				Unrealized Appreciation/
Derivatives not accounted	Location of Gain (Loss) on Derivatives		Realized Gain (Loss) on Derivatives	Depreciation on Derivatives
for as hedging instruments	Recognized in Income	Fund	Recognized in Income	Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(134,345,928)	$(8,475,358)
		ProShares VIX Mid-Term Futures ETF	(5,248,725)	(1,917,790)
		ProShares Short VIX Short-Term Futures ETF	263,024,643	16,663,427
		ProShares Ultra VIX Short-Term Futures ETF	(1,269,233,467)	(51,163,549)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	(36,896,214)	(29,823,971)
		ProShares UltraShort Bloomberg Natural Gas	455,516	2,803,566
		ProShares UltraShort Gold	(29,965,169)	(231,807)
		ProShares UltraShort Silver	(26,655,192)	(4,267,196)
		ProShares Ultra Bloomberg Crude Oil	(132,872,456)	190,316,382
		ProShares Ultra Bloomberg Natural Gas	6,591,697	(7,752,693)
		ProShares Ultra Gold	33,703,970	(204,134)
		ProShares Ultra Silver	174,870,519	9,826,416
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(199,588)	(270,444)
		ProShares UltraShort Australian Dollar	(2,462,334)	(495,700)
		ProShares UltraShort Euro	(60,591,547)	30,435,313
		ProShares UltraShort Yen	(86,173,771)	14,006,768
		ProShares Ultra Euro	1,155,961	(654,504)
		ProShares Ultra Yen	2,273,130	(268,290)

		Total Trust	$(1,302,568,955)	$158,526,436

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2017.

Fair Values of Derivative Instruments as of September 30, 2017
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$13,678,377	$—	$13,678,377
ProShares UltraShort Gold
Forward agreements	2,961,605	—	2,961,605	—	—	—
ProShares UltraShort Silver
Forward agreements	2,152,433	—	2,152,433	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	4,465,552	—	4,465,552	565,859	—	565,859
ProShares UltraShort Yen
Foreign currency forward contracts	9,817,020	—	9,817,020	570,141	—	570,141
ProShares Ultra Bloomberg Crude Oil
Swap agreements	40,796,900	—	40,796,900	—	—	—
ProShares Ultra Gold
Forward agreements	—	—	—	8,453,427	—	8,453,427
ProShares Ultra Silver
Forward agreements	—	—	—	28,243,802	—	28,243,802
ProShares Ultra Euro
Foreign currency forward contracts	82,079	—	82,079	291,439	—	291,439
ProShares Ultra Yen
Foreign currency forward contracts	12,351	—	12,351	407,660	—	407,660

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2017. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2017
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	$(6,092,070)	$6,092,070	$—	$—
Goldman Sachs International	(3,900,635)	3,900,635	—	—
Societe Generale	(514,835)	514,835	—	—
UBS AG	(3,170,837)	3,170,837	—	—
ProShares UltraShort Gold
Citibank, N.A.	1,045,390	—	—	1,045,390
Goldman Sachs International	835,086	(692,611)	—	142,475
Societe Generale	267,146	(267,146)	—	—
UBS AG	813,983	—	(660,000)	153,983
ProShares UltraShort Silver
Citibank, N.A.	775,445	—	—	775,445
Goldman Sachs International	671,956	—	—	671,956
Societe Generale	143,987	—	—	143,987
UBS AG	561,045	—	(350,000)	211,045
ProShares UltraShort Euro
Goldman Sachs International	2,034,015	(2,034,015)	—	—
UBS AG	1,865,678	—	(1,865,678)	—
ProShares UltraShort Yen
Goldman Sachs International	4,588,344	(4,588,344)	—	—
UBS AG	4,658,535	—	(4,550,000)	108,535
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	13,855,515	—	—	13,855,515
Goldman Sachs International	11,965,958	(11,930,988)	—	34,970
Societe Generale	4,548,744	(4,548,744)	—	—
UBS AG	10,426,683	—	(9,900,000)	526,683
ProShares Ultra Gold
Citibank, N.A.	(2,994,458)	2,994,458	—	—
Goldman Sachs International	(2,118,074)	2,118,074	—	—
Societe Generale	(1,015,643)	1,015,643	—	—
UBS AG	(2,325,252)	2,325,252	—	—
ProShares Ultra Silver
Citibank, N.A.	(9,405,158)	9,405,158	—	—
Goldman Sachs International	(7,478,422)	7,478,422	—	—
Societe Generale	(3,531,263)	3,531,263	—	—
UBS AG	(7,828,959)	7,828,959	—	—
ProShares Ultra Euro
Goldman Sachs International	(103,093)	103,093	—	—
UBS AG	(106,267)	106,267	—	—
ProShares Ultra Yen
Goldman Sachs International	(216,458)	216,458	—	—
UBS AG	(178,851)	27,993	—	(150,858)

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2016
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	$(4,742,191)	$4,742,191	$—	$—
Goldman Sachs International	(3,061,395)	3,061,395	—	—
Societe Generale	(1,050,699)	1,050,699	—	—
UBS AG	(3,352,596)	3,352,596	—	—
ProShares UltraShort Gold
Citibank, N.A.	1,147,811	—	—	1,147,811
Goldman Sachs International	881,454	(874,948)	—	6,506
Societe Generale	393,006	(393,006)	—	—
UBS AG	611,295	—	(611,295)	—
ProShares UltraShort Silver
Citibank, N.A.	610,478	—	—	610,478
Goldman Sachs International	323,829	(323,829)	—	—
Societe Generale	86,543	(86,543)	—	—
UBS AG	363,396	—	(363,396)	—
ProShares UltraShort Euro
Goldman Sachs International	8,109,067	(8,109,067)	—	—
UBS AG	8,053,864	—	(8,053,864)	—
ProShares UltraShort Yen
Goldman Sachs International	8,256,779	(7,771,819)	—	484,960
UBS AG	8,488,158	—	(7,980,000)	508,158
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	18,427,009	—	—	18,427,009
Goldman Sachs International	14,016,906	(14,016,906)	—	—
Societe Generale	8,661,821	(8,661,821)	—	—
UBS AG	14,252,835	—	(14,252,835)	—
ProShares Ultra Gold
Citibank, N.A.	(1,464,982)	1,464,982	—	—
Goldman Sachs International	(1,112,916)	1,112,916	—	—
Societe Generale	(643,587)	643,587	—	—
UBS AG	(1,209,622)	1,209,622	—	—
ProShares Ultra Silver
Citibank, N.A.	(6,946,009)	6,946,009	—	—
Goldman Sachs International	(5,869,092)	5,869,092	—	—
Societe Generale	(2,532,729)	2,532,729	—	—
UBS AG	(5,628,359)	5,628,359	—	—
ProShares Ultra Euro
Goldman Sachs International	(239,256)	239,256	—	—
UBS AG	(334,754)	334,754	—	—
ProShares Ultra Yen
Goldman Sachs International	(219,736)	219,736	—	—
UBS AG	(122,340)	122,340	—	—

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

Transaction fees for the three and nine months ended September 30, 2017 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
VIX Short-Term Futures ETF	$49,381	$115,876
VIX Mid-Term Futures ETF	5,298	8,510
Short VIX Short-Term Futures ETF	337,623	763,477
Ultra VIX Short-Term Futures ETF	385,071	837,558
UltraShort Bloomberg Crude Oil	54,276	172,684
UltraPro 3X Short Crude Oil ETF	4,627	7,826
UltraShort Bloomberg Natural Gas	1,138	1,903
UltraShort Gold	1,537	13,526
UltraShort Silver	—	—
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra Bloomberg Crude Oil	135,612	531,483
UltraPro 3X Crude Oil ETF	9,352	18,464
Ultra Bloomberg Natural Gas	3,499	10,369
Ultra Gold	1,755	11,130
Ultra Silver	6,058	23,746
Ultra Euro	—	—
Ultra Yen	—	—

Total Trust	$995,227	$2,516,552

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2017:

For the Three Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil	UltraPro 3X Short Crude Oil ETF
Net asset value, at June 30, 2017	$42.69	$27.46	$80.11	$39.32	$43.43	$26.46
Net investment income (loss)	(0.01)	(0.01)	(0.13)	(0.09)	0.00 (1)	(0.07)
Net realized and unrealized gain (loss)#	(10.11)	(2.25)	13.70	(18.59)	(9.83)	(8.87)
Change in net asset value from operations	(10.12)	(2.26)	13.57	(18.68)	(9.83)	(8.94)
Net asset value, at September 30, 2017	$32.57	$25.20	$93.68	$20.64	$33.60	$17.52
Market value per share, at June 30, 2017†	$42.52	$27.43	$80.64	$38.96	$43.21	$26.24
Market value per share, at September 30, 2017†	$32.53	$25.17	$93.75	$20.60	$33.73	$17.63
Total Return, at net asset value^	(23.7)%	(8.2)%	16.9%	(47.5)%	(22.6)%	(33.8)%
Total Return, at market value^	(23.5)%	(8.2)%	16.3%	(47.1)%	(21.9)%	(32.8)%
Ratios to Average Net Assets**
Expense ratio	0.98%	0.92%	1.50%	2.00%	0.99%	1.31%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.14)%	(0.17)%	(0.66)%	(1.21)%	(0.03)%	(1.31)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.

For the Three Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold		UltraShort Silver		Short Euro	UltraShort Australian Dollar	UltraShort Euro
Net asset value, at June 30, 2017	$33.16	$76.30		$34.75		$41.74	$47.90	$23.12
Net investment income (loss)	(0.06)	(0.00	)(2)	(0.00	)(2)	(0.01)	(0.01)	0.00 (1)
Net realized and unrealized gain (loss)#	0.77	(5.02)		(2.76)		(1.26)	(2.26)	(1.43)
Change in net asset value from operations	0.71	(5.02)		(2.76)		(1.27)	(2.27)	(1.43)
Net asset value, at September 30, 2017	$33.87	$71.28		$31.99		$40.47	$45.63	$21.69
Market value per share, at June 30, 2017†	$33.33	$76.37		$34.09		$41.71	$47.80	$23.12
Market value per share, at September 30, 2017†	$33.64	$71.55		$32.78		$40.56	$45.85	$21.68
Total Return, at net asset value^	2.1%	(6.6)%		(7.9)%		(3.0)%	(4.7)%	(6.2)%
Total Return, at market value^	0.9%	(6.3)%		(3.8)%		(2.8)%	(4.1)%	(6.2)%
Ratios to Average Net Assets**
Expense ratio	1.34%	0.95%		0.95%		0.96%	1.01%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%		0.95%		0.95%	0.95%	0.95%
Net investment income (loss)	(0.73)%	(0.01)%		(0.05)%		(0.14)%	(0.13)%	0.04%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.
(2)	Amount represents less than $(0.005).

For the Three Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Yen	Ultra Bloomberg Crude Oil		UltraPro 3X Crude Oil ETF	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2017	$74.07	$14.80		$19.52	$9.77	$37.75	$33.23
Net investment income (loss)	0.01	(0.00	)(2)	(0.07)	(0.01)	0.00 (1)	0.00	(1)
Net realized and unrealized gain (loss)#	0.18	3.10		5.82	(1.02)	2.07	0.79
Change in net asset value from operations	0.19	3.10		5.75	(1.03)	2.07	0.79
Net asset value, at September 30, 2017	$74.26	$17.90		$25.27	$8.74	$39.82	$34.02
Market value per share, at June 30, 2017†	$74.05	$14.86		$19.68	$9.74	$37.68	$33.82
Market value per share, at September 30, 2017†	$74.21	$17.82		$25.09	$8.80	$39.60	$33.15
Total Return, at net asset value^	0.3%	20.9%		29.5%	(10.5)%	5.5%	2.4%
Total Return, at market value^	0.2%	19.9%		27.5%	(9.7)%	5.1%	(2.0)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.97%		1.24%	1.16%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%		0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.03%	(0.01)%		(1.24)%	(0.37)%	0.03%	0.00	%(3)

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.
(2)	Amount represents less than $(0.005).
(3)	Amount represents less than 0.005%.

For the Three Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	Ultra Euro		Ultra Yen
Net asset value, at June 30, 2017	$16.16		$58.68
Net investment income (loss)	(0.00	)(2)	(0.04)
Net realized and unrealized gain (loss)#	0.97		(0.57)
Change in net asset value from operations	0.97		(0.61)
Net asset value, at September 30, 2017	$17.13		$58.07
Market value per share, at June 30, 2017†	$16.17		$58.68
Market value per share, at September 30, 2017†	$17.10		$58.17
Total Return, at net asset value^	6.0%		(1.0)%
Total Return, at market value^	5.8%		(0.9)%
Ratios to Average Net Assets**
Expense ratio	0.95%		0.95%
Expense ratio, excluding brokerage commissions	0.95%		0.95%
Net investment income (loss)	(0.04)%		(0.28)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.
(2)	Amount represents less than $(0.005).

Selected data for a Share outstanding throughout the three months ended September 30, 2016:

For the Three Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas
Net asset value, at June 30, 2016	$180.57	$51.98	$24.92	$912.60	$40.97	$34.09
Net investment income (loss)	(0.24)	(0.09)	(0.09)	(1.64)	(0.09)	(0.13)
Net realized and unrealized gain (loss)#	(66.20)	(6.14)	11.49	(572.92)	(0.88)	2.36
Change in net asset value from operations	(66.44)	(6.23)	11.40	(574.56)	(0.97)	2.23
Net asset value, at September 30, 2016	$114.13	$45.75	$36.32	$338.04	$40.00	$36.32
Market value per share, at June 30, 2016†	$183.20	$52.53	$24.53	$943.00	$40.81	$34.06
Market value per share, at September 30, 2016†	$113.32	$45.69	$36.61	$333.00	$40.45	$36.14
Total Return, at net asset value^	(36.8)%	(12.0)%	45.7%	(63.0)%	(2.4)%	6.5%
Total Return, at market value^	(38.1)%	(13.0)%	49.2%	(64.7)%	(0.9)%	6.1%
Ratios to Average Net Assets**
Expense ratio	0.99%	0.94%	1.42%	1.59%	1.01%	1.58%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.73)%	(0.70)%	(1.17)%	(1.36)%	(0.75)%	(1.40)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

For the Three Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at June 30, 2016	$70.31	$33.16	$42.81	$53.47	$24.32	$63.53
Net investment income (loss)	(0.12)	(0.05)	(0.08)	(0.10)	(0.04)	(0.11)
Net realized and unrealized gain (loss)#	(0.58)	(5.17)	(0.51)	(3.69)	(0.50)	(2.74)
Change in net asset value from operations	(0.70)	(5.22)	(0.59)	(3.79)	(0.54)	(2.85)
Net asset value, at September 30, 2016	$69.61	$27.94	$42.22	$49.68	$23.78	$60.68
Market value per share, at June 30, 2016†	$70.00	$31.65	$42.81	$53.47	$24.32	$63.53
Market value per share, at September 30, 2016†	$70.19	$28.41	$42.22	$49.67	$23.76	$60.64
Total Return, at net asset value^	(1.0)%	(15.8)%	(1.4)%	(7.1)%	(2.2)%	(4.5)%
Total Return, at market value^	0.3%	(10.2)%	(1.4)%	(7.1)%	(2.3)%	(4.5)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%	0.96%	1.02%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.69)%	(0.70)%	(0.75)%	(0.75)%	(0.69)%	(0.69)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

For the Three Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2016	$24.33	$17.75	$44.80	$45.53	$15.89	$72.67
Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.09)	(0.03)	(0.13)
Net realized and unrealized gain (loss)#	(3.27)	(3.23)	(0.30)	3.56	0.27	1.92
Change in net asset value from operations	(3.31)	(3.27)	(0.38)	3.47	0.24	1.79
Net asset value, at September 30, 2016	$21.02	$14.48	$44.42	$49.00	$16.13	$74.46
Market value per share, at June 30, 2016†	$24.44	$17.65	$45.03	$47.67	$15.86	$72.71
Market value per share, at September 30, 2016†	$20.76	$14.58	$44.01	$48.11	$16.12	$74.48
Total Return, at net asset value^	(13.6)%	(18.4)%	(0.8)%	7.6%	1.5%	2.5%
Total Return, at market value^	(15.1)%	(17.4)%	(2.3)%	0.9%	1.6%	2.4%
Ratios to Average Net Assets**
Expense ratio	1.00%	1.23%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.75)%	(1.03)%	(0.67)%	(0.68)%	(0.69)%	(0.70)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2017:

For the Nine Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil	UltraPro 3X Short Crude Oil ETF+
Net asset value, at December 31, 2016	$84.86	$42.14	$45.62	$173.93	$31.70	$25.00
Net investment income (loss)	(0.11)	(0.07)	(0.45)	(0.43)	(0.08)	(0.16)
Net realized and unrealized gain (loss)#	(52.18)	(16.87)	48.51	(152.86)	1.98	(7.32)
Change in net asset value from operations	(52.29)	(16.94)	48.06	(153.29)	1.90	(7.48)
Net asset value, at September 30, 2017	$32.57	$25.20	$93.68	$20.64	$33.60	$17.52
Market value per share, at December 31, 2016†	$85.04	$42.34	$45.49	$175.00	$31.65	$25.00
Market value per share, at September 30, 2017†	$32.53	$25.17	$93.75	$20.60	$33.73	$17.63
Total Return, at net asset value^	(61.6)%	(40.2)%	105.3%	(88.1)%	6.0%	(29.9)%
Total Return, at market value^	(61.7)%	(40.6)%	106.1%	(88.2)%	6.6%	(29.5)%
Ratios to Average Net Assets**
Expense ratio	0.97%	0.89%	1.52%	1.88%	0.99%	1.34%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.30)%	(0.30)%	(0.80)%	(1.28)%	(0.29)%	(1.34)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, March 24, 2017 through September 30, 2017.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated. For ProShares UltraPro 3x Short Crude Oil ETF, the returns of shares outstanding for the period from commencement of operations through September 30, 2017 are calculated based on the initial offering price upon commencement of operations of $25.00.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro
Net asset value, at December 31, 2016	$23.10	$91.33	$37.31	$45.06	$55.38	$27.08
Net investment income (loss)	(0.20)	(0.13)	(0.06)	(0.12)	(0.15)	(0.04)
Net realized and unrealized gain (loss)#	10.97	(19.92)	(5.26)	(4.47)	(9.60)	(5.35)
Change in net asset value from operations	10.77	(20.05)	(5.32)	(4.59)	(9.75)	(5.39)
Net asset value, at September 30, 2017	$33.87	$71.28	$31.99	$40.47	$45.63	$21.69
Market value per share, at December 31, 2016†	$23.05	$90.54	$38.76	$45.12	$55.24	$27.08
Market value per share, at September 30, 2017†	$33.64	$71.55	$32.78	$40.56	$45.85	$21.68
Total Return, at net asset value^	46.6%	(22.0)%	(14.3)%	(10.2)%	(17.6)%	(19.9)%
Total Return, at market value^	45.9%	(21.0)%	(15.4)%	(10.1)%	(17.0)%	(19.9)%
Ratios to Average Net Assets**
Expense ratio	1.32%	0.95%	0.95%	0.96%	1.01%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.83)%	(0.23)%	(0.27)%	(0.37)%	(0.42)%	(0.23)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Yen	Ultra Bloomberg Crude Oil	UltraPro 3X Crude Oil ETF+	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2016	$80.24	$23.34	$25.00	$18.85	$32.90	$33.44
Net investment income (loss)	(0.14)	(0.03)	(0.14)	(0.05)	(0.06)	(0.06)
Net realized and unrealized gain (loss)#	(5.84)	(5.41)	0.41	(10.06)	6.98	0.64
Change in net asset value from operations	(5.98)	(5.44)	0.27	(10.11)	6.92	0.58
Net asset value, at September 30, 2017	$74.26	$17.90	$25.27	$8.74	$39.82	$34.02
Market value per share, at December 31, 2016†	$80.25	$23.36	$25.00	$18.96	$33.20	$32.09
Market value per share, at September 30, 2017†	$74.21	$17.82	$25.09	$8.80	$39.60	$33.15
Total Return, at net asset value^	(7.5)%	(23.3)%	1.1%	(53.6)%	21.0%	1.7%
Total Return, at market value^	(7.5)%	(23.7)%	0.4%	(53.6)%	19.3%	3.3%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.97%	1.26%	1.16%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.26)%	(0.24)%	(1.26)%	(0.57)%	(0.22)%	(0.23)%

+	From commencement of operations, March 24, 2017 through September 30, 2017.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated. For ProShares UltraPro 3x Crude Oil ETF, the returns of shares outstanding for the period from commencement of operations through September 30, 2017 are calculated based on the initial offering price upon commencement of operations of $25.00.
^	Percentages are not annualized for the period ended September 30, 2017.

The returns of shares outstanding for the period from commencement of operations through September 30, 2017 are calculated based on the initial offering price upon commencement of operations of $25.0000 for ProShares UltraPro 3X Crude Oil ETF.

**	Percentages are annualized.

For the Nine Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2016	$14.02	$55.43
Net investment income (loss)	(0.03)	(0.21)
Net realized and unrealized gain (loss)#	3.14	2.85
Change in net asset value from operations	3.11	2.64
Net asset value, at September 30, 2017	$17.13	$58.07
Market value per share, at December 31, 2016†	$14.09	$55.52
Market value per share, at September 30, 2017†	$17.10	$58.17
Total Return, at net asset value^	22.2%	4.8%
Total Return, at market value^	21.4%	4.8%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%
Net investment income (loss)	(0.26)%	(0.47)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2016:

For the Nine Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF*	VIX Mid-Term Futures ETF	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2015	$264.84	$53.96	$25.41	$2,808.40	$66.60	$46.53
Net investment income (loss)	(1.03)	(0.28)	(0.21)	(9.40)	(0.31)	(0.57)
Net realized and unrealized gain (loss)#	(149.68)	(7.93)	11.12	(2,460.96)	(26.29)	(9.64)
Change in net asset value from operations	(150.71)	(8.21)	10.91	(2,470.36)	(26.60)	(10.21)
Net asset value, at September 30, 2016	$114.13	$45.75	$36.32	$338.04	$40.00	$36.32
Market value per share, at December 31, 2015†	$266.60	$53.99	$25.23	$2,835.00	$66.82	$46.55
Market value per share, at September 30, 2016†	$113.32	$45.69	$36.61	$333.00	$40.45	$36.14
Total Return, at net asset value^	(56.9)%	(15.2)%	42.9%	(88.0)%	(39.9)%	(22.0)%
Total Return, at market value^	(57.5)%	(15.4)%	45.1%	(88.3)%	(39.5)%	(22.4)%
Ratios to Average Net Assets**
Expense ratio	1.01%	0.93%	1.36%	1.56%	1.04%	1.68%
Expense ratio, excluding brokerage commissions	0.85%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.78)%	(0.71)%	(1.13)%	(1.33)%	(0.79)%	(1.46)%

*	See Note 1 of these Notes to Financial Statements
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2015	$115.88	$64.58	$43.78	$58.46	$25.54	$87.94
Net investment income (loss)	(0.42)	(0.21)	(0.25)	(0.33)	(0.13)	(0.38)
Net realized and unrealized gain (loss)#	(45.85)	(36.43)	(1.31)	(8.45)	(1.63)	(26.88)
Change in net asset value from operations	(46.27)	(36.64)	(1.56)	(8.78)	(1.76)	(27.26)
Net asset value, at September 30, 2016	$69.61	$27.94	$42.22	$49.68	$23.78	$60.68
Market value per share, at December 31, 2015†	$115.83	$64.55	$43.74	$58.15	$25.53	$87.89
Market value per share, at September 30, 2016†	$70.19	$28.41	$42.22	$49.67	$23.76	$60.64
Total Return, at net asset value^	(39.9)%	(56.7)%	(3.6)%	(15.0)%	(6.9)%	(31.0)%
Total Return, at market value^	(39.4)%	(56.0)%	(3.5)%	(14.6)%	(6.9)%	(31.0)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.95%	0.97%	1.03%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.71)%	(0.71)%	(0.78)%	(0.80)%	(0.70)%	(0.74)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2016 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2015	$25.15	$18.57	$29.73	$27.06	$15.51	$54.75
Net investment income (loss)	(0.12)	(0.12)	(0.21)	(0.21)	(0.08)	(0.36)
Net realized and unrealized gain (loss)#	(4.01)	(3.97)	14.90	22.15	0.70	20.07
Change in net asset value from operations	(4.13)	(4.09)	14.69	21.94	0.62	19.71
Net asset value, at September 30, 2016	$21.02	$14.48	$44.42	$49.00	$16.13	$74.46
Market value per share, at December 31, 2015†	$25.08	$18.48	$29.73	$27.08	$15.51	$54.70
Market value per share, at September 30, 2016†	$20.76	$14.58	$44.01	$48.11	$16.12	$74.48
Total Return, at net asset value^	(16.4)%	(22.0)%	49.4%	81.1%	4.0%	36.0%
Total Return, at market value^	(17.2)%	(21.1)%	48.0%	77.7%	3.9%	36.2%
Ratios to Average Net Assets**
Expense ratio	1.02%	1.36%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.78)%	(1.17)%	(0.69)%	(0.71)%	(0.71)%	(0.71)%

*	See Note 1 of these Notes to Financial Statements
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated
^	Percentages are not annualized for the period ended September 30, 2016.
**	Percentages are annualized.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2017, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF and ProShares Ultra Bloomberg Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2017 and 2016, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Three Months Ended September 30, 2017	Interest Income Three Months Ended September 30, 2016	Interest Income Nine Months Ended September 30, 2017	Interest Income Nine Months Ended September 30, 2016
ProShares VIX Short-Term Futures ETF	$379,082	$144,244	$786,305	$324,819
ProShares VIX Mid-Term Futures ETF	71,551	29,706	164,138	63,804
ProShares Short VIX Short-Term Futures ETF	2,102,194	248,974	3,484,888	848,132
ProShares Ultra VIX Short-Term Futures ETF	866,857	400,731	1,833,411	1,227,394
ProShares UltraShort Bloomberg Crude Oil	458,896	112,015	998,438	345,514
ProShares UltraPro 3X Short Crude Oil ETF	—	—	—	—
ProShares UltraShort Bloomberg Natural Gas	11,436	2,395	25,909	16,513
ProShares UltraShort Gold	85,802	44,515	202,149	118,780
ProShares UltraShort Silver	44,411	22,794	103,317	71,536
ProShares Short Euro	18,865	8,177	57,345	22,846
ProShares UltraShort Australian Dollar	23,090	12,198	58,614	32,241
ProShares UltraShort Euro	559,862	248,831	1,452,945	765,698
ProShares UltraShort Yen	389,160	155,603	1,072,691	328,442
ProShares Ultra Bloomberg Crude Oil	1,819,809	547,630	4,436,888	1,497,225
ProShares UltraPro 3X Crude Oil ETF	—	—	—	—
ProShares Ultra Bloomberg Natural Gas	93,039	18,114	199,874	45,257
ProShares Ultra Gold	231,647	72,710	531,782	178,730
ProShares Ultra Silver	612,838	277,478	1,497,007	587,744
ProShares Ultra Euro	30,171	6,257	69,923	18,054
ProShares Ultra Yen	10,221	4,659	21,407	11,808

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 2, 2017, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2017.

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

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$162,053,094	$190,955,944
NAV end of period	$191,364,819	$227,819,218
Percentage change in NAV	18.1%	19.3%
Shares outstanding beginning of period	3,796,113	1,057,491
Shares outstanding end of period	5,876,317	1,996,113
Percentage change in shares outstanding	54.8%	88.8%
Shares created	3,106,250	1,151,250
Shares redeemed	1,026,046	212,628
Per share NAV beginning of period	$42.69	$180.57
Per share NAV end of period	$32.57	$114.13
Percentage change in per share NAV	(23.7)%	(36.8)%
Percentage change in benchmark	(23.4)%	(36.8)%
Benchmark annualized volatility	65.8%	55.1%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 3,796,113 outstanding Shares at June 30, 2017 to 5,876,317 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 1,057,491 outstanding Shares at June 30, 2016 to 1,996,113 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.7% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 36.8% for the three months ended September 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on August 11, 2017 at $45.92 per Share and reached its low for the period on September 29, 2017 at $32.56 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 5, 2016 at $179.80 per Share and reached its low for the period on September 28, 2016 at $110.88 per Share.

The benchmark’s decline of 23.4% for the three months ended September 30, 2017, as compared to the benchmark’s decline of 36.8% for the three months ended September 30, 2016, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(61,284)	$(407,697)
Management fee	381,123	474,982
Brokerage commissions	59,243	76,959
Net realized gain (loss)	(27,446,786)	(101,781,283)
Change in net unrealized appreciation/depreciation	(17,216,367)	6,811,763
Net income (loss)	$(44,724,437)	$(95,377,217)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$30,550,943	$42,224,892
NAV end of period	$45,047,423	$58,894,811
Percentage change in NAV	47.5%	39.5%
Shares outstanding beginning of period	1,112,403	812,403
Shares outstanding end of period	1,787,403	1,287,403
Percentage change in shares outstanding	60.7%	58.5%
Shares created	675,000	525,000
Shares redeemed	—	50,000
Per share NAV beginning of period	$27.46	$51.98
Per share NAV end of period	$25.20	$45.75
Percentage change in per share NAV	(8.2)%	(12.0)%
Percentage change in benchmark	(8.0)%	(11.7)%
Benchmark annualized volatility	27.0%	20.2%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 1,112,403 outstanding Shares at June 30, 2017 to 1,787,403 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 812,403 outstanding Shares at June 30, 2016 to 1,287,403 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.2% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 12.0% for the three months ended September 30, 2016 was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on August 11, 2017 at $28.23 per Share and reached its low for the period on August 1, 2017 at $24.92 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 1, 2016 at $52.33 per Share and reached its low for the period on September 28, 2016 at $45.62 per Share.

The benchmark’s decline of 8.0% for the three months ended September 30, 2017, as compared to the benchmark’s decline of 11.7% for the three months ended September 30, 2016, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(15,787)	$(89,667)
Management fee	80,574	108,438
Brokerage commissions	6,764	10,935
Net realized gain (loss)	(3,965,084)	(4,899,386)
Change in net unrealized appreciation/depreciation	365,957	(1,141,385)
Net income (loss)	$(3,614,914)	$(6,130,438)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2017.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$793,060,423	$687,712,265
NAV end of period	$1,039,873,910	$504,798,665
Percentage change in NAV	31.1%	(26.6)%
Shares outstanding beginning of period	9,900,000	27,600,000
Shares outstanding end of period	11,100,000	13,900,000
Percentage change in shares outstanding	12.1%	(49.6)%
Shares created	17,750,000	18,500,000
Shares redeemed	16,550,000	32,200,000
Per share NAV beginning of period	$80.11	$24.92
Per share NAV end of period	$93.68	$36.32
Percentage change in per share NAV	16.9%	45.7%
Percentage change in benchmark	(23.4)%	(36.8)%
Benchmark annualized volatility	65.8%	55.1%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 9,900,000 outstanding Shares at June 30, 2017 to 11,100,000 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 27,600,000 outstanding Shares at June 30, 2016 to 13,900,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.9% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 45.7% for the three months ended September 30, 2016, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 29, 2017 at $93.68 per Share and reached its low for the period on August 18, 2017 at $70.05 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on September 7, 2016 at $39.58 per Share and reached its low for the period on July 5, 2016 at $25.02 per Share.

The benchmark’s decline of 23.4% for the three months ended September 30, 2017, as compared to the benchmark’s decline of 36.8% for the three months ended September 30, 2016, can be attributed to a lesser decline of the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(1,640,811)	$(1,171,428)
Management fee	2,376,444	951,001
Brokerage commissions	1,366,561	469,401
Net realized gain (loss)	188,307,524	277,233,576
Change in net unrealized appreciation/depreciation	100,090,454	(51,779,349)
Net income (loss)	$286,757,167	$224,282,799

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a decrease in the prices of near-term futures contracts on the VIX futures curve, in conjunction with an increase in shares outstanding, during the three months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$378,714,636	$839,613,853
NAV end of period	$535,095,732	$738,749,800
Percentage change in NAV	41.3%	(12.0)%
Shares outstanding beginning of period	9,631,952	920,025
Shares outstanding end of period	25,927,238	2,185,383
Percentage change in shares outstanding	169.2%	137.5%
Shares created	33,400,000	2,356,500
Shares redeemed	17,104,14	1,091,142
Per share NAV beginning of period	$39.32	$912.60
Per share NAV end of period	$20.64	$338.04
Percentage change in per share NAV	(47.5)%	(63.0)%
Percentage change in benchmark	(23.4)%	(36.8)%
Benchmark annualized volatility	65.8%	55.1%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 9,631,952 outstanding Shares at June 30, 2017 to 25,927,238 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 920,025 outstanding Shares at June 30, 2016 to 2,185,383 outstanding Shares at September 30, 2016.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 47.5% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 63.0% for the three months ended September 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on August 11, 2017 at $43.94 per Share and reached its low for the period on September 29, 2017 at $20.64 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 5, 2016 at $904.80 per Share and reached its low for the period on September 28, 2016 at $319.60 per Share.

The benchmark’s decline of 23.4% for the three months ended September 30, 2017, as compared to the benchmark’s decline of 36.8% for the three months ended September 30, 2016, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(1,324,516)	$(2,326,627)
Management fee	1,040,567	1,625,260
Brokerage commissions	1,150,806	1,102,098
Net realized gain (loss)	(126,538,682)	(745,085,668)
Change in net unrealized appreciation/depreciation	(95,494,039)	139,001,218
Net income (loss)	$(223,357,237)	$(608,411,077)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$121,175,298	$165,504,746
NAV end of period	$238,227,025	$189,577,580
Percentage change in NAV	96.6%	14.5%
Shares outstanding beginning of period	2,789,884	4,039,884
Shares outstanding end of period	7,089,884	4,739,884
Percentage change in shares outstanding	154.1%	17.3%
Shares created	5,400,000	3,100,000
Shares redeemed	1,100,000	2,400,000
Per share NAV beginning of period	$43.43	$40.97
Per share NAV end of period	$33.60	$40.00
Percentage change in per share NAV	(22.6)%	(2.4)%
Percentage change in benchmark	11.2%	(5.0)%
Benchmark annualized volatility	25.6%	40.5%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,789,884 outstanding Shares at June 30, 2017 to 7,089,884 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 4,039,884 outstanding Shares at June 30, 2016 to 4,739,884 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.6% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 2.4% for the three months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 7, 2017 at $46.80 per Share and reached its low for the period on September 25, 2017 at $32.91 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 2, 2016 at $60.42 per Share and reached its low for the period on July 1, 2016 at $39.90 per Share.

The benchmark’s rise of 11.2% for the three months ended September 30, 2017, as compared to the benchmark’s decline of 5.0% for the three months ended September 30, 2016, can be attributed to an increase in the price of WTI Crude Oil during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(15,678)	$(321,432)
Management fee	456,582	405,879
Brokerage commissions	17,992	27,568
Net realized gain (loss)	(9,418,914)	50,285,292
Change in net unrealized appreciation/depreciation	(30,446,676)	(32,963,803)
Net income (loss)	$(39,881,268)	$17,000,057

The Fund’s net income decreased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in the price of WTI Crude Oil during the three months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraPro 3x Short Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the three months ended September 30, 2016 have not been provided.

The following table provides summary performance information for the Fund for the three months ended September 30, 2017:

Three Months Ended September 30, 2017
NAV beginning of period	$5,292,315
NAV end of period	$15,768,728
Percentage change in NAV	198.0%
Shares outstanding beginning of period	200,008
Shares outstanding end of period	900,008
Percentage change in shares outstanding	350.0%
Shares created	700,000
Shares redeemed	—
Per share NAV beginning of period	$26.46
Per share NAV end of period	$17.52
Percentage change in per share NAV	(33.8)%
Percentage change in benchmark	11.2%
Benchmark annualized volatility	25.6%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 200,008 outstanding Shares at June 30, 2017 to 900,008 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 7, 2017 at $29.47 per Share and reached its low for the period on September 25, 2017 at $17.00 per Share.

The benchmark’s rise of 11.2% for the three months ended September 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017:

Three Months Ended September 30, 2017
Net investment income (loss)	$(34,013)
Brokerage commissions	9,395
Offering costs	37,405
Limitation by Sponsor	(12,787)
Net realized gain (loss)	(1,540,337)
Change in net unrealized appreciation/depreciation	(2,178,096)
Net income (loss)	$(3,752,446)

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016 :

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$7,455,967	$2,550,965
NAV end of period	$5,921,434	$6,349,132
Percentage change in NAV	(20.6)%	148.9%
Shares outstanding beginning of period	224,832	74,832
Shares outstanding end of period	174,832	174,832
Percentage change in shares outstanding	(22.2)%	133.6%
Shares created	150,000	400,000
Shares redeemed	200,000	300,000
Per share NAV beginning of period	$33.16	$34.09
Per share NAV end of period	$33.87	$36.32
Percentage change in per share NAV	2.1%	6.5%
Percentage change in benchmark	(4.1)%	(8.0)%
Benchmark annualized volatility	29.6%	36.5%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 224,832 outstanding Shares at June 30, 2017 to 174,832 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 74,832 outstanding Shares at June 30, 2016 to 174,832 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.1% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 6.5% for the three months ended September 30, 2016, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on August 4, 2017 at $38.35 per Share and reached its low for the period on September 18, 2017 at $30.27 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 20, 2016 at $41.18 per Share and reached its low for the period on September 21, 2016 at $31.43 per Share.

The benchmark’s decline of 4.1%for the three months ended September 30, 2017, as compared to the benchmark’s decline of 8.0% for the three months ended September 30, 2016, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(13,899)	$(19,256)
Management fee	18,019	13,043
Brokerage commissions	7,316	8,608
Net realized gain (loss)	(151,443)	(101,563)
Change in net unrealized appreciation/depreciation	615,756	712,823
Net income (loss)	$450,414	$592,004

The Fund’s net income decreased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a lesser decrease in the price of Henry Hub Natural Gas, during the three months ended September 30, 2017.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016 :

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$37,919,363	$56,037,110
NAV end of period	$35,426,783	$76,364,786
Percentage change in NAV	(6.6)%	36.3%
Shares outstanding beginning of period	496,978	796,978
Shares outstanding end of period	496,978	1,096,978
Percentage change in shares outstanding	0.0%	37.6%
Shares created	50,000	300,000
Shares redeemed	50,000	—
Per share NAV beginning of period	$76.30	$70.31
Per share NAV end of period	$71.28	$69.61
Percentage change in per share NAV	(6.6)%	(1.0)%
Percentage change in benchmark	3.3%	0.1%
Benchmark annualized volatility	10.6%	10.8%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from June 30, 2017 to September 30, 2017. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 796,978 outstanding Shares at June 30, 2016 to 1,096,978 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.6% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 1.0% for the three months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 11, 2017 at $80.26 per Share and reached its low for the period on September 8, 2017 at $64.79 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 31, 2016 at $71.19 per Share and reached its low for the period on July 6, 2016 at $65.63 per Share.

The benchmark’s rise of 3.3% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 0.1% for the three months ended September 30, 2016, can be attributed to a greater increase in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(974)	$(119,115)
Management fee	86,766	163,622
Brokerage commissions	10	8
Net realized gain (loss)	(2,644,251)	(10,296,369)
Change in net unrealized appreciation/depreciation	300,334	9,773,255
Net income (loss)	$(2,344,891)	$(642,229)

The Fund’s net income decreased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a greater increase in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2017.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$23,175,549	$32,067,220
NAV end of period	$22,933,677	$39,589,348
Percentage change in NAV	(1.0)%	23.5%
Shares outstanding beginning of period	666,976	966,976
Shares outstanding end of period	716,976	1,416,976
Percentage change in shares outstanding	7.5%	46.5%
Shares created	200,000	600,000
Shares redeemed	150,000	150,000
Per share NAV beginning of period	$34.75	$33.16
Per share NAV end of period	$31.99	$27.94
Percentage change in per share NAV	(7.9)%	(15.7)%
Percentage change in benchmark	2.4%	5.4%
Benchmark annualized volatility	23.7%	30.1%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 666,976 outstanding Shares at June 30, 2017 to 716,976 outstanding Shares at September 30, 2017. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 966,976 outstanding Shares at June 30, 2016 to 1,416,976 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.9% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 15.7% for the three months ended September 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 10, 2017 at $40.39 per Share and reached its low for the period on September 8, 2017 at $27.55 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 25, 2016 at $31.18 per Share and reached its low for the period on August 2, 2016 at $25.21 per Share.

The benchmark’s rise of 2.4% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 5.4% for the three months ended September 30, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(2,336)	$(64,078)
Management fee	46,737	86,864
Brokerage commissions	10	8
Net realized gain (loss)	(467,217)	(14,865,805)
Change in net unrealized appreciation/depreciation	(393,727)	9,509,304
Net income (loss)	$(863,280)	$(5,420,579)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2017.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$10,433,992	$17,125,648
NAV end of period	$8,093,438	$14,775,779
Percentage change in NAV	(22.4)%	(13.7)%
Shares outstanding beginning of period	250,000	400,000
Shares outstanding end of period	200,000	350,000
Percentage change in shares outstanding	(20.0)%	(12.5)%
Shares created	—	—
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$41.74	$42.81
Per share NAV end of period	$40.47	$42.22
Percentage change in per share NAV	(3.0)%	(1.4)%
Percentage change in benchmark	3.5%	1.2%
Benchmark annualized volatility	7.3%	5.9%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,000 outstanding Shares at June 30, 2017 to 200,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,000 outstanding Shares at June 30, 2016 to 350,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 1.4% for the three months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 5, 2017 at $42.03 per Share and reached its low for the period on September 8, 2017 at $39.73 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 22, 2016 at $43.21 per Share and reached its low for the period on August 18, 2016 at $41.73 per Share.

The benchmark’s rise of 3.5% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 1.2% for the three months ended September 30, 2016, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(3,071)	$(29,155)
Management fee	21,606	36,752
Brokerage commissions	330	580
Net realized gain (loss)	(599,589)	327,210
Change in net unrealized appreciation/depreciation	292,113	(487,210)
Net income (loss)	$(310,547)	$(189,155)

The Fund’s net income decreased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a greater increase in the value of the euro versus the U.S. dollar during the three months ended September 30, 2017.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$11,974,974	$18,713,405
NAV end of period	$9,125,205	$17,389,549
Percentage change in NAV	(23.8)%	(7.1)%
Shares outstanding beginning of period	250,000	350,000
Shares outstanding end of period	200,000	350,000
Percentage change in shares outstanding	(20.0)%	0.0%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$47.90	$53.47
Per share NAV end of period	$45.63	$49.68
Percentage change in per share NAV	(4.7)%	(7.1)%
Percentage change in benchmark	2.1%	2.7%
Benchmark annualized volatility	7.3%	9.7%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,000 outstanding Shares at June 30, 2017 to 200,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2016 to September 30, 2016.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.7% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 7.1% for the three months ended September 30, 2016, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 6, 2017 at $49.09 per Share and reached its low for the period on September 8, 2017 at $43.35 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 5, 2016 at $53.31 per Share and reached its low for the period on September 28, 2016 at $49.42 per Share.

The benchmark’s rise of 2.1% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 2.7% for the three months ended September 30, 2016, can be attributed to a lesser rise in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(3,456)	$(33,889)
Management fee	24,991	42,820
Brokerage commissions	1,555	3,267
Net realized gain (loss)	(1,453,377)	(318,841)
Change in net unrealized appreciation/depreciation	837,786	(971,126)
Net income (loss)	$(619,047)	$(1,323,856)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a lesser rise in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2017.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$237,012,906	$386,660,905
NAV end of period	$226,620,904	$370,915,586
Percentage change in NAV	(4.4)%	(4.1)%
Shares outstanding beginning of period	10,250,000	15,900,000
Shares outstanding end of period	10,450,000	15,600,000
Percentage change in shares outstanding	2.0%	(1.9)%
Shares created	1,350,000	200,000
Shares redeemed	1,150,000	500,000
Per share NAV beginning of period	$23.12	$24.32
Per share NAV end of period	$21.69	$23.78
Percentage change in per share NAV	(6.2)%	(2.2)%
Percentage change in benchmark	3.5%	1.2%
Benchmark annualized volatility	7.3%	5.9%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 10,250,000 outstanding Shares at June 30, 2017 to 10,450,000 outstanding Shares at September 30, 2017. By comparison, during the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 15,900,000 outstanding Shares at June 30, 2016 to 15,600,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.2% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 2.2% for the three months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 5, 2017 at $23.45 per Share and reached its low for the period on September 8, 2017 at $20.91 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 22, 2016 at $24.88 per Share and reached its low for the period on August 18, 2016 at $23.21 per Share.

The benchmark’s rise of 3.5% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 1.2% for the three months ended September 30, 2016, can be attributed to a greater rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$22,669	$(657,657)
Management fee	537,193	906,488
Net realized gain (loss)	(24,506,914)	(5,535,442)
Change in net unrealized appreciation/depreciation	10,108,092	(2,516,227)
Net income (loss)	$(14,376,153)	$(8,709,326)

The Fund’s net income decreased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a greater rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2017.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$170,316,152	$193,732,080
NAV end of period	$148,459,101	$263,899,544
Percentage change in NAV	(12.8)%	36.2%
Shares outstanding beginning of period	2,299,290	3,049,290
Shares outstanding end of period	1,999,290	4,349,290
Percentage change in shares outstanding	(13.0)%	42.6%
Shares created	150,000	1,300,000
Shares redeemed	450,000	—
Per share NAV beginning of period	$74.07	$63.53
Per share NAV end of period	$74.26	$60.68
Percentage change in per share NAV	0.3%	(4.5)%
Percentage change in benchmark	—^	1.8%
Benchmark annualized volatility	8.3%	13.4%

^	Amount represents less than (0.05%)

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 2,299,290 outstanding Shares at June 30, 2017 to 1,999,290 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 3,049,290 outstanding Shares at June 30, 2016 to 4,349,290 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.3% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 4.5% for the three months ended September 30, 2016, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 10, 2017 at $76.16 per Share and reached its low for the period on September 8, 2017 at $68.10 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 20, 2016 at $67.95 per Share and reached its low for the period on August 18, 2016 at $59.02 per Share.

The benchmark’s decline of 0.03% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 1.8% for the three months ended September 30, 2016, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$12,821	$(408,214)
Management fee	376,339	563,817
Net realized gain (loss)	(1,068,934)	(33,476,429)
Change in net unrealized appreciation/depreciation	(79,932)	23,085,942
Net income (loss)	$(1,136,045)	$(10,798,701)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2017.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$958,703,511	$898,563,742
NAV end of period	$622,142,765	$979,757,506
Percentage change in NAV	(35.1)%	9.0%
Shares outstanding beginning of period	64,761,317	36,938,933
Shares outstanding end of period	34,761,317	46,613,933
Percentage change in shares outstanding	(46.3)%	26.2%
Shares created	4,400,000	17,800,000
Shares redeemed	34,400,000	8,125,000
Per share NAV beginning of period	$14.80	$24.33
Per share NAV end of period	$17.90	$21.02
Percentage change in per share NAV	20.9%	13.6%
Percentage change in benchmark	11.2%	(5.0)%
Benchmark annualized volatility	25.6%	40.5%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 64,761,317 outstanding Shares at June 30, 2017 to 34,761,317 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 36,938,933 outstanding Shares at June 30, 2016 to 46,613,933 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 20.9% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 13.6% for the three months ended September 30, 2016, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 25, 2017 at $18.28 per Share and reached its low for the period on July 7, 2017 at $13.57 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 1, 2016 at $24.96 per Share and reached its low for the period on August 2, 2016 at $15.56 per Share.

The benchmark’s rise of 11.2% for the three months ended September 30, 2017, as compared to the benchmark’s decline of 5.0% for the three months ended September 30, 2016, can be attributed to an increase in the price of WTI Crude Oil during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(19,527)	$(1,683,430)
Management fee	1,798,486	2,118,318
Brokerage commissions	40,850	112,742
Net realized gain (loss)	45,488,493	(246,216,521)
Change in net unrealized appreciation/depreciation	112,829,499	165,591,081
Net income (loss)	$158,298,465	$(82,308,870)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in the price of WTI Crude Oil during the three months ended September 30, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the three months ended September 30, 2016 have not been provided.

The following table provides summary performance information for the Fund for the three months ended September 30, 2017:

Three Months Ended September 30, 2017
NAV beginning of period	$20,499,886
NAV end of period	$7,581,464
Percentage change in NAV	(63.0)%
Shares outstanding beginning of period	1,050,008
Shares outstanding end of period	300,008
Percentage change in shares outstanding	(71.4)%
Shares created	250,000
Shares redeemed	1,000,000
Per share NAV beginning of period	$19.52
Per share NAV end of period	$25.27
Percentage change in per share NAV	29.5%
Percentage change in benchmark	11.2%
Benchmark annualized volatility	25.6%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 1,050,008 outstanding Shares at June 30, 2017 to 300,008 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 25, 2017 at $26.10 per Share and reached its low for the period on July 7, 2017 at $17.04 per Share.

The benchmark’s rise of 11.2% for the three months ended September 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017:

Three Months Ended September 30, 2017
Net investment income (loss)	$(56,323)
Brokerage commissions	13,100
Offering costs	37,405
Reduction to Limitation by Sponsor	5,818
Net realized gain (loss)	4,971,742
Change in net unrealized appreciation/depreciation	694,326
Net income (loss)	$5,609,745

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$43,886,614	$43,355,961
NAV end of period	$51,059,617	$31,750,207
Percentage change in NAV	16.3%	(26.8)%
Shares outstanding beginning of period	4,492,169	2,442,169
Shares outstanding end of period	5,842,169	2,192,169
Percentage change in shares outstanding	30.1%	(10.2)%
Shares created	2,600,000	700,000
Shares redeemed	1,250,000	950,000
Per share NAV beginning of period	$9.77	$17.75
Per share NAV end of period	$8.74	$14.48
Percentage change in per share NAV	(10.5)%	(18.4)%
Percentage change in benchmark	(4.1)%	(8.0)%
Benchmark annualized volatility	29.6%	36.5%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 4,492,169 outstanding Shares at June 30, 2017 to 5,842,169 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,442,169 outstanding Shares at June 30, 2016 to 2,192,169 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.5% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 18.4% for the three months ended September 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 18, 2017 at $9.98 per Share and reached its low for the period on August 4, 2017 at $8.09 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 1, 2016 at $18.52 per Share and reached its low for the period on August 19, 2016 at $13.41 per Share.

The benchmark’s decline of 4.1% for the three months ended September 30, 2017, as compared to the benchmark’s decline of 8.0% for the three months ended September 30, 2016, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(42,774)	$(93,432)
Management fee	110,894	85,894
Brokerage commissions	24,919	25,652
Net realized gain (loss)	(2,015,002)	1,964,675
Change in net unrealized appreciation/depreciation	(1,076,819)	(8,407,770)
Net income (loss)	$(3,134,595)	$(6,536,527)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2017.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$88,717,834	$100,789,893
NAV end of period	$89,587,943	$99,949,269
Percentage change in NAV	1.0%	(0.8)%
Shares outstanding beginning of period	2,350,000	2,250,000
Shares outstanding end of period	2,250,000	2,250,000
Percentage change in shares outstanding	(4.3)%	0.0%
Shares created	50,000	50,000
Shares redeemed	150,000	50,000
Per share NAV beginning of period	$37.75	$44.80
Per share NAV end of period	$39.82	$44.42
Percentage change in per share NAV	5.5%	(0.8)%
Percentage change in benchmark	3.3%	0.1%
Benchmark annualized volatility	10.6%	10.8%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,000 outstanding Shares at June 30, 2017 to 2,250,000 outstanding Shares at September 30, 2017. By comparison, during the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from June 30, 2016 to September 30, 2016.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.5% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 0.8% for the three months ended September 30, 2016 was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $43.95 per Share and reached its low for the period on July 11, 2017 at $35.83 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 6, 2016 at $47.89 per Share and reached its low for the period on September 16, 2016 at $43.55 per Share.

The benchmark’s rise of 3.3% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 0.1% for the three months ended September 30, 2016, can be attributed to a greater increase in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$7,054	$(172,490)
Management fee	224,583	245,192
Brokerage commissions	10	8
Net realized gain (loss)	5,462,857	12,630,084
Change in net unrealized appreciation/depreciation	(546,321)	(13,422,965)
Net income (loss)	$4,923,590	$(965,371)

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a greater increase in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2017.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$245,798,564	$386,838,399
NAV end of period	$244,805,182	$372,251,128
Percentage change in NAV	(0.4)%	(3.8)%
Shares outstanding beginning of period	7,396,526	8,496,526
Shares outstanding end of period	7,196,526	7,596,526
Percentage change in shares outstanding	(2.7)%	(10.6)%
Shares created	300,000	150,000
Shares redeemed	500,000	1,050,000
Per share NAV beginning of period	$33.23	$45.53
Per share NAV end of period	$34.02	$49.00
Percentage change in per share NAV	2.4%	7.6%
Percentage change in benchmark	2.4%	5.4%
Benchmark annualized volatility	23.7%	30.1%

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 7,396,526 outstanding Shares at June 30, 2017 to 7,196,526 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended September 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 8,496,526 outstanding Shares at June 30, 2016 to 7,596,526 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.4% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 7.6% for the three months ended September 30, 2016, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $39.85 per Share and reached its low for the period on July 10, 2017 at $28.26 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 2, 2016 at $57.12 per Share and reached its low for the period on August 25, 2016 at $45.25 per Share.

The benchmark’s rise of 2.4% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 5.4% for the three months ended September 30, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$543	$(701,202)
Management fee	612,285	978,671
Brokerage commissions	10	9
Net realized gain (loss)	1,063,548	119,372,702
Change in net unrealized appreciation/depreciation	7,164,374	(88,236,402)
Net income (loss)	$8,228,465	$30,435,098

The Fund’s net income decreased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2017.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$12,928,079	$9,532,904
NAV end of period	$13,705,608	$9,678,714
Percentage change in NAV	6.0%	1.5%
Shares outstanding beginning of period	800,000	600,000
Shares outstanding end of period	800,000	600,000
Percentage change in shares outstanding	0.0%	0.0%
Shares created	450,000	—
Shares redeemed	450,000	—
Per share NAV beginning of period	$16.16	$15.89
Per share NAV end of period	$17.13	$16.13
Percentage change in per share NAV	6.0%	1.5%
Percentage change in benchmark	3.5%	1.2%
Benchmark annualized volatility	7.3%	5.9%

During the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2017 to September 30, 2017. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2016 to September 30, 2016.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.0% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 1.5% for the three months ended September 30, 2016, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $17.79 per Share and reached its low for the period on July 5, 2017 at $15.93 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 18, 2016 at $16.58 per Share and reached its low for the period on July 22, 2016 at $15.50 per Share.

The benchmark’s rise of 3.5% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 1.2% for the three months ended September 30, 2016, can be attributed to a greater rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(1,256)	$(16,659)
Management fee	31,427	22,916
Net realized gain (loss)	1,259,650	46,258
Change in net unrealized appreciation/depreciation	(519,604)	116,211
Net income (loss)	$738,790	$145,810

The Fund’s net income increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a greater rise in the value of the euro versus the U.S. dollar during the three months ended September 30, 2017.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
NAV beginning of period	$5,866,403	$7,265,264
NAV end of period	$5,804,920	$7,443,729
Percentage change in NAV	(1.0)%	2.5%
Shares outstanding beginning of period	99,970	99,970
Shares outstanding end of period	99,970	99,970
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$58.68	$72.67
Per share NAV end of period	$58.07	$74.46
Percentage change in per share NAV	(1.0)%	2.5%
Percentage change in benchmark	—^	1.8%
Benchmark annualized volatility	8.3%	13.4%

^	Amount represents less than (0.05%)

During the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2017 to September 30, 2017. By comparison, during the three months ended September 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2016 to September 30, 2016.

For the three months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.0% for the three months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 2.5% for the three months ended September 30, 2016, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $63.45 per Share and reached its low for the period on July 10, 2017 at $57.04 per Share. By comparison, during the three months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 18, 2016 at $77.06 per Share and reached its low for the period on July 20, 2016 at $67.53 per Share.

The benchmark’s decline of 0.03% for the three months ended September 30, 2017, as compared to the benchmark’s rise of 1.8% for the three months ended September 30, 2016, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net investment income (loss)	$(4,166)	$(12,886)
Management fee	14,387	17,545
Net realized gain (loss)	(4,545)	955,119
Change in net unrealized appreciation/depreciation	(52,772)	(763,768)
Net income (loss)	$(61,483)	$178,465

The Fund’s net income decreased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$174,160,146	$105,272,823
NAV end of period	$191,364,819	$227,819,218
Percentage change in NAV	9.9%	116.4%
Shares outstanding beginning of period	2,052,363	397,491
Shares outstanding end of period	5,876,317	1,996,113
Percentage change in shares outstanding	186.3%	402.2%
Shares created	6,125,000	2,497,500
Shares redeemed	2,301,046	898,878
Per share NAV beginning of period	$84.86	$264.84
Per share NAV end of period	$32.57	$114.13
Percentage change in per share NAV	(61.6)%	(56.9)%
Percentage change in benchmark	(61.5)%	(56.7)%
Benchmark annualized volatility	53.1%	78.7%

During the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,052,363 outstanding Shares at December 31, 2016 to 5,876,317 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 397,491 outstanding Shares at December 31, 2015 to 1,996,113 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 61.6% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 56.9% for the nine months ended September 30, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $78.33 per Share and reached its low for the period on September 29, 2017 at $32.56 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $391.88 per Share and reached its low for the period on September 28, 2016 at $110.88 per Share.

The benchmark’s decline of 61.5% for the nine months ended September 30, 2017, as compared to the benchmark’s decline of 56.7% for the nine months ended September 30, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(356,273)	$(1,116,018)
Management fee	1,004,091	1,210,844
Brokerage commission	138,487	229,993
Net realized gain (loss)	(126,203,648)	(134,339,691)
Change in net unrealized appreciation/depreciation	(17,854,285)	(8,439,809)
Net income (loss)	$(144,414,206)	$(143,895,518)

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater decline in the futures prices and benchmark volatility during the nine months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$45,818,914	$27,650,638
NAV end of period	$45,047,423	$58,894,811
Percentage change in NAV	(1.7)%	113.0%
Shares outstanding beginning of period	1,087,403	512,404
Shares outstanding end of period	1,787,403	1,287,403
Percentage change in shares outstanding	64.4%	151.2%
Shares created	850,000	950,000
Shares redeemed	150,000	175,001
Per share NAV beginning of period	$42.14	$53.96
Per share NAV end of period	$25.20	$45.75
Percentage change in per share NAV	(40.2)%	(15.2)%
Percentage change in benchmark	(39.7)%	(14.5)%
Benchmark annualized volatility	21.3%	36.6%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,087,403 outstanding Shares at December 31, 2016 to 1,787,403 outstanding Shares at September 30, 2017. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 1,287,403 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 40.2% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 15.2% for the nine months ended September 30, 2016 was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $40.96 per Share and reached its low for the period on August 1, 2017 at $24.92 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $66.85 per Share and reached its low for the period on September 28, 2016 at $45.62 per Share.

The benchmark’s decline of 39.7% for the nine months ended September 30, 2017, as compared to the benchmark’s decline of 14.5% for the nine months ended September 30, 2016, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(83,495)	$(210,903)
Management fee	235,818	251,163
Brokerage commission	11,815	23,544
Net realized gain (loss)	(19,180,662)	(5,248,593)
Change in net unrealized appreciation/depreciation	(651,228)	(1,908,048)
Net income (loss)	$(19,915,385)	$(7,367,544)

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater decline in futures prices during the nine months ended September 30, 2017.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$228,075,387	$642,811,361
NAV end of period	$1,039,873,910	$504,798,665
Percentage change in NAV	355.9%	(21.5)%
Shares outstanding beginning of period	5,000,000	25,300,080
Shares outstanding end of period	11,100,000	13,900,000
Percentage change in shares outstanding	122.0%	(45.1)%
Shares created	46,750,000	88,100,000
Shares redeemed	40,650,000	99,500,080
Per share NAV beginning of period	$45.62	$25.41
Per share NAV end of period	$93.68	$36.32
Percentage change in per share NAV	105.3%	42.9%
Percentage change in benchmark	(61.5)%	(56.7)%
Benchmark annualized volatility	53.1%	78.7%

During the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 5,000,000 outstanding Shares at December 31, 2016 to 11,100,000 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 25,300,080 outstanding Shares at December 31, 2015 to 13,900,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 105.3% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 42.9% for the nine months ended September 30, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 29, 2017 at $93.68 per Share and reached its low for the period on January 3, 2017 at $49.10 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on September 7, 2016 at $39.58 per Share and reached its low for the period on February 11, 2016 at $15.75 per Share.

The benchmark’s decline of 61.5%for the nine months ended September 30, 2017, as compared to the benchmark’s decline of 56.7% for the nine months ended September 30, 2016, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(3,913,203)	$(4,236,471)
Management fee	4,636,720	3,561,744
Brokerage commission	2,761,371	1,522,859
Net realized gain (loss)	471,123,858	262,990,607
Change in net unrealized appreciation/depreciation	104,609,483	16,725,819
Net income (loss)	$571,820,138	$275,479,955

The Fund’s net income increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater decline in futures prices during the nine months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$515,758,754	$547,708,740
NAV end of period	$535,095,732	$738,749,800
Percentage change in NAV	3.7%	34.9%
Shares outstanding beginning of period	2,965,383	195,025
Shares outstanding end of period	25,927,238	2,185,383
Percentage change in shares outstanding	774.3%	1,020.6%
Shares created	51,185,000	3,857,000
Shares redeemed	28,223,145	1,866,642
Per share NAV beginning of period	$173.93	$2,808.40
Per share NAV end of period	$20.64	$338.04
Percentage change in per share NAV	(88.1)%	(88.0)%
Percentage change in benchmark	(61.5)%	(56.7)%
Benchmark annualized volatility	53.1%	78.7%

During the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,965,383 outstanding Shares at December 31, 2016 to 25,927,238 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 195,025 outstanding Shares at December 31, 2015 to 2,185,383 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 88.1% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 88.0% for the nine months ended September 30, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $147.20 per Share and reached its low for the period on September 29, 2017 at $20.64 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on February 11, 2016 at $5,715.40 per Share and reached its low for the period on September 28, 2016 at $319.60 per Share.

The benchmark’s decline of 61.5%for the nine months ended September 30, 2017, as compared to the benchmark’s decline of 56.7% for the nine months ended September 30, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(3,866,250)	$(7,007,927)
Management fee	2,880,339	5,006,558
Brokerage commission	2,819,322	3,228,763
Net realized gain (loss)	(646,063,604)	(1,269,208,841)
Change in net unrealized appreciation/depreciation	(93,756,755)	(51,154,812)
Net income (loss)	$(743,686,609)	$(1,327,371,580)

The Fund’s net income increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater decline in futures prices during the nine months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$200,958,303	$95,897,894
NAV end of period	$238,227,025	$189,577,580
Percentage change in NAV	18.5%	97.7%
Shares outstanding beginning of period	6,339,884	1,439,888
Shares outstanding end of period	7,089,884	4,739,884
Percentage change in shares outstanding	11.8%	229.2%
Shares created	10,700,000	13,100,000
Shares redeemed	9,950,000	9,800,004
Per share NAV beginning of period	$31.70	$66.60
Per share NAV end of period	$33.60	$40.00
Percentage change in per share NAV	6.0%	(39.9)%
Percentage change in benchmark	(9.4)%	(0.3)%
Benchmark annualized volatility	25.4%	47.3%

During the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 6,339,884 outstanding Shares at December 31, 2016 to 7,089,884 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 1,439,888 outstanding Shares at December 31, 2015 to 4,739,884 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.0% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 39.9% for the nine months ended September 30, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $51.13 per Share and reached its low for the period on January 6, 2017 at $31.36 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 20, 2016 at $116.11 per Share and reached its low for the period on June 8, 2016 at $37.22 per Share.

The benchmark’s decline of 9.4%for the nine months ended September 30, 2017, as compared to the benchmark’s decline of 0.3% for the nine months ended September 30, 2016, can be attributed to a greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(426,772)	$(1,070,888)
Management fee	1,374,438	1,291,075
Brokerage commission	50,772	125,327
Net realized gain (loss)	49,805,940	(36,901,010)
Change in net unrealized appreciation/depreciation	(5,398,492)	(29,797,685)
Net income (loss)	$43,980,676	$(67,769,583)

The Fund’s net income increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraPro 3x Short Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the period ended September 30, 2016 have not been provided. In addition, since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended September 30, 2017 may not be meaningful.

The following table provides summary performance information for the Fund from commencement of operations to September 30, 2017:

March 24, 2017 (Commencement of Operations) through September 30, 2017
NAV beginning of period	$200
NAV end of period	$15,768,728
Percentage change in NAV	NM
Shares outstanding beginning of period	8
Shares outstanding end of period	900,008
Percentage change in shares outstanding	NM
Shares created	1,050,008
Shares redeemed	150,000
Per share NAV beginning of period	$25.00
Per share NAV end of period	$17.52
Percentage change in per share NAV	(29.9)%
Percentage change in benchmark	(4.8)%
Benchmark annualized volatility	26.1%

NM — Not Meaningful

During the period ended September 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 8 outstanding Shares at March 24, 2017 to 900,008 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the period ended September 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the period ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $33.88 per Share and reached its low for the period on September 25, 2017 at $17.00 per Share.

The benchmark’s decline of 4.8% for the period ended September 30, 2017, can be attributed to a decrease in the price of WTI Crude Oil during the period ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to September 30, 2017:

March 24, 2017 (Commencement of Operations) through September 30, 2017
Net investment income (loss)	$(59,643)
Brokerage commission	17,296
Offering costs	77,250
Limitation by Sponsor	(34,903)
Net realized gain (loss)	232,006
Change in net unrealized appreciation/depreciation	(2,423,370)
Net income (loss)	$(2,251,007)

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$4,038,794	$10,462,856
NAV end of period	$5,921,434	$6,349,132
Percentage change in NAV	46.6%	(39.3)%
Shares outstanding beginning of period	174,832	224,856
Shares outstanding end of period	174,832	174,832
Percentage change in shares outstanding	0.0%	(22.2)%
Shares created	300,000	850,000
Shares redeemed	300,000	900,024
Per share NAV beginning of period	$23.10	$46.53
Per share NAV end of period	$33.87	$36.32
Percentage change in per share NAV	46.6%	(21.9)%
Percentage change in benchmark	(27.9)%	(5.9)%
Benchmark annualized volatility	34.64%	39.6%

During the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to September 30, 2017. By comparison, during the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,856 outstanding Shares at December 31, 2015 to 174,832 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 46.6% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 21.9% for the nine months ended September 30, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the nine months September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on February 22, 2017 at $39.72 per Share and reached its low for the period on January 26, 2017 at $25.38 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on March 3, 2016 at $84.20 per Share and reached its low for the period on September 21, 2016 at $31.43 per Share.

The benchmark’s decline of 27.9%for the nine months ended September 30, 2017, as compared to the benchmark’s decline of 5.9% for the nine months ended September 30, 2016, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(44,874)	$(107,463)
Management fee	51,110	70,066
Brokerage commission	19,673	53,910
Net realized gain (loss)	1,755,918	458,954
Change in net unrealized appreciation/depreciation	830,801	2,803,491
Net income (loss)	$2,541,845	$3,154,982

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater decrease in the price of Henry Hub Natural Gas, in conjunction with a significant decline in average shares outstanding during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$63,653,647	$74,971,764
NAV end of period	$35,426,783	$76,364,786
Percentage change in NAV	(44.3)%	1.9%
Shares outstanding beginning of period	696,978	646,978
Shares outstanding end of period	496,978	1,096,978
Percentage change in shares outstanding	(28.7)%	69.6%
Shares created	300,000	1,000,000
Shares redeemed	500,000	550,000
Per share NAV beginning of period	$91.33	$115.88
Per share NAV end of period	$71.28	$69.61
Percentage change in per share NAV	(22.0)%	(39.9)%
Percentage change in benchmark	12.0%	24.8%
Benchmark annualized volatility	11.7%	17.0%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 696,978 outstanding Shares at December 31, 2016 to 496,978 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 646,978 outstanding Shares at December 31, 2015 to 1,096,978 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.0% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 39.9% for the nine months ended September 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $90.53 per Share and reached its low for the period on September 8, 2017 at $64.79 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $112.07 per Share and reached its low for the period on July 6, 2016 at $65.63 per Share.

The benchmark’s rise of 12.0%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 24.8% for the nine months ended September 30, 2016, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(66,015)	$(350,865)
Management fee	268,125	469,612
Brokerage commission	39	33
Net realized gain (loss)	(10,940,120)	(29,965,948)
Change in net unrealized appreciation/depreciation	(99,988)	(225,049)
Net income (loss)	$(11,106,123)	$(30,541,862)

The Fund’s net income increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a lesser increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2017.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$23,017,656	$55,987,938
NAV end of period	$22,933,677	$39,589,348
Percentage change in NAV	(0.4)%	(29.3)%
Shares outstanding beginning of period	616,976	866,978
Shares outstanding end of period	716,976	1,416,976
Percentage change in shares outstanding	16.2%	63.4%
Shares created	700,000	1,600,000
Shares redeemed	600,000	1,050,002
Per share NAV beginning of period	$37.31	$64.58
Per share NAV end of period	$31.99	$27.94
Percentage change in per share NAV	(14.3)%	(56.7)%
Percentage change in benchmark	3.8%	40.0%
Benchmark annualized volatility	19.6%	27.1%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 616,976 outstanding Shares at December 31, 2016 to 716,976 outstanding Shares at September 30, 2017. By comparison, during the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 866,978 outstanding Shares at December 31, 2015 to 1,416,976 outstanding Shares at September 30, 2016.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.3% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 56.7% for the nine months ended September 30, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 10, 2017 at $40.39 per Share and reached its low for the period on September 8, 2017 at $27.55 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 28, 2016 at $66.01 per Share and reached its low for the period on August 2, 2016 at $25.21 per Share.

The benchmark’s rise of 3.8%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 40.0% for the nine months ended September 30, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(40,264)	$(210,102)
Management fee	143,542	281,605
Brokerage commission	39	33
Net realized gain (loss)	(2,693,510)	(26,657,499)
Change in net unrealized appreciation/depreciation	745,784	(4,263,685)
Net income (loss)	$(1,987,990)	$(31,131,286)

The Fund’s net income increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2017.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$15,770,088	$17,510,898
NAV end of period	$8,093,438	$14,775,779
Percentage change in NAV	(48.7)%	(15.6)%
Shares outstanding beginning of period	350,000	400,005
Shares outstanding end of period	200,000	350,000
Percentage change in shares outstanding	(42.9)%	(12.5)%
Shares created	—	50,000
Shares redeemed	150,000	100,005
Per share NAV beginning of period	$45.06	$43.78
Per share NAV end of period	$40.47	$42.22
Percentage change in per share NAV	(10.2)%	(3.6)%
Percentage change in benchmark	12.3%	3.4%
Benchmark annualized volatility	7.4%	8.3%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,000 outstanding Shares at December 31, 2016 to 200,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.2% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 3.6% for the nine months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $45.65 per Share and reached its low for the period on September 8, 2017 at $39.73 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $44.25 per Share and reached its low for the period on May 2, 2016 at $41.22 per Share.

The benchmark’s rise of 12.3%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 3.4% for the nine months ended September 30, 2016, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(36,347)	$(95,407)
Management fee	92,259	116,244
Brokerage commission	1,433	2,009
Net realized gain (loss)	(1,335,372)	(199,557)
Change in net unrealized appreciation/depreciation	(26,290)	(268,792)
Net income (loss)	$(1,398,009)	$(563,756)

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater increase in the value of the euro versus the U.S. dollar and a higher asset base during the nine months ended September 30, 2017.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$16,613,473	$20,460,679
NAV end of period	$9,125,205	$17,389,549
Percentage change in NAV	(45.1)%	(15.0)%
Shares outstanding beginning of period	300,000	350,005
Shares outstanding end of period	200,000	350,000
Percentage change in shares outstanding	(33.3)%	—^
Shares created	—	—
Shares redeemed	100,000	5
Per share NAV beginning of period	$55.38	$58.46
Per share NAV end of period	$45.63	$49.68
Percentage change in per share NAV	(17.6)%	(15.0)%
Percentage change in benchmark	8.7%	5.1%
Benchmark annualized volatility	7.7%	12.1%

^	Amount represents less than 0.05%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2016 to 200,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.6% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 15.0% for the nine months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $55.24 per Share and reached its low for the period on September 8, 2017 at $43.35 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 15, 2016 at $65.74 per Share and reached its low for the period on April 19, 2016 at $49.39 per Share.

The benchmark’s rise of 8.7%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 5.1% for the nine months ended September 30, 2016, can be attributed to a greater rise in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(42,311)	$(115,076)
Management fee	94,837	136,306
Brokerage commission	6,088	11,011
Net realized gain (loss)	(1,920,783)	(2,462,114)
Change in net unrealized appreciation/depreciation	(802,007)	(493,626)
Net income (loss)	$(2,765,101)	$(3,070,816)

The Fund’s net income increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater rise in the value of the Australian dollar versus the U.S. dollar, in conjunction with a significant decline in shares outstanding, during the nine months ended September 30, 2017.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$349,392,650	$522,306,518
NAV end of period	$226,620,904	$370,915,586
Percentage change in NAV	(35.1)%	(29.0)%
Shares outstanding beginning of period	12,900,000	20,450,014
Shares outstanding end of period	10,450,000	15,600,000
Percentage change in shares outstanding	(19.0)%	(23.7)%
Shares created	1,800,000	650,000
Shares redeemed	4,250,000	5,500,014
Per share NAV beginning of period	$27.08	$25.54
Per share NAV end of period	$21.69	$23.78
Percentage change in per share NAV	(19.9)%	(6.9)%
Percentage change in benchmark	12.3%	3.4%
Benchmark annualized volatility	7.4%	8.3%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,900,000 outstanding Shares at December 31, 2016 to 10,450,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 15,600,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.9% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 6.9% for the nine months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $27.74 per Share and reached its low for the period on September 8, 2017 at $20.91 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 5, 2016 at $26.09 per Share and reached its low for the period on May 2, 2016 at $22.63 per Share.

The benchmark’s rise of 12.3%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 3.4% for the nine months ended September 30, 2016, can be attributed to a greater rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(461,825)	$(2,129,104)
Management fee	1,914,770	2,894,802
Net realized gain (loss)	(45,338,431)	(60,591,510)
Change in net unrealized appreciation/depreciation	(12,255,062)	30,468,759
Net income (loss)	$(58,055,318)	$(32,251,855)

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2017.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$276,781,747	$237,372,900
NAV end of period	$148,459,101	$263,899,544
Percentage change in NAV	(46.4)%	11.2%
Shares outstanding beginning of period	3,449,290	2,699,294
Shares outstanding end of period	1,999,290	4,349,290
Percentage change in shares outstanding	(42.0)%	61.1%
Shares created	900,000	2,100,000
Shares redeemed	2,350,000	450,004
Per share NAV beginning of period	$80.24	$87.94
Per share NAV end of period	$74.26	$60.68
Percentage change in per share NAV	(7.5)%	(31.0)%
Percentage change in benchmark	3.9%	18.5%
Benchmark annualized volatility	8.7%	13.0%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,449,290 outstanding Shares at December 31, 2016 to 1,999,290 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 2,699,294 outstanding Shares at December 31, 2015 to 4,349,290 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.5% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 31.0% for the nine months ended September 30, 2016, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $81.40 per Share and reached its low for the period on September 8, 2017 at $68.10 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 29, 2016 at $88.99 per Share and reached its low for the period on August 18, 2016 at $59.02 per Share.

The benchmark’s rise of 3.9%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 18.5% for the nine months ended September 30, 2016, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(396,084)	$(1,133,789)
Management fee	1,468,775	1,462,231
Net realized gain (loss)	(17,532,916)	(86,179,609)
Change in net unrealized appreciation/depreciation	(7,490,982)	14,046,211
Net income (loss)	$(25,419,982)	$(73,267,187)

The Fund’s net income increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2017.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$933,731,860	$783,922,475
NAV end of period	$622,142,765	$979,757,506
Percentage change in NAV	(33.4)%	25.0%
Shares outstanding beginning of period	40,013,933	31,163,934
Shares outstanding end of period	34,761,317	46,613,933
Percentage change in shares outstanding	(13.1)%	49.6%
Shares created	65,600,000	50,475,000
Shares redeemed	70,852,616	35,025,001
Per share NAV beginning of period	$23.34	$25.15
Per share NAV end of period	$17.90	$21.02
Percentage change in per share NAV	(23.3)%	(16.4)%
Percentage change in benchmark	(9.4)%	(0.3)%
Benchmark annualized volatility	25.4%	47.3%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 40,013,933 outstanding Shares at December 31, 2016 to 34,761,317 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from an increase from 31,163,934 outstanding Shares at December 31, 2015 to 46,613,933 outstanding Shares at September 30, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.3% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 16.4% for the nine months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 6, 2017 at $23.49 per Share and reached its low for the period on June 21, 2017 at $12.64 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on June 8, 2016 at $28.16 per Share and reached its low for the period on February 11, 2016 at $12.02 per Share.

The benchmark’s decline of 9.4%for the nine months ended September 30, 2017, as compared to the benchmark’s decline of 0.3% for the nine months ended September 30, 2016, can be attributed to a greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(1,483,954)	$(4,978,159)
Management fee	5,773,725	6,031,448
Brokerage commission	147,117	443,936
Net realized gain (loss)	(123,526,841)	(132,886,039)
Change in net unrealized appreciation/depreciation	(6,245,549)	190,350,573
Net income (loss)	$(131,256,344)	$52,486,375

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2017.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the period ended September 30, 2016 have not been provided. In addition, since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended September 30, 2017 may not be meaningful.

The following table provides summary performance information for the Fund from commencement of operations to September 30, 2017:

March 24, 2017 (Commencement of Operations) through September 30, 2017
NAV beginning of period	$200
NAV end of period	$7,581,464
Percentage change in NAV	NM
Shares outstanding beginning of period	8
Shares outstanding end of period	300,008
Percentage change in shares outstanding	NM
Shares created	1,400,008
Shares redeemed	1,100,000
Per share NAV beginning of period	$25.00
Per share NAV end of period	$25.27
Percentage change in per share NAV	1.1%
Percentage change in benchmark	(4.8)%
Benchmark annualized volatility	26.1%

NM – Not Meaningful

During the period ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 8 outstanding Shares at March 24, 2017 to 300,008 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the period ended September 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark.

During the period ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on April 11, 2017 at $34.26 per Share and reached its low for the period on June 21, 2017 at $15.44 per Share.

The benchmark’s decline of 4.8% for the period ended September 30, 2017, can be attributed to a decrease in the price of WTI Crude Oil during the period ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to September 30, 2017:

March 24, 2017 (Commencement of Operations) through September 30, 2017
Net investment income (loss)	$(99,140)
Brokerage commission	24,374
Offering costs	77,250
Limitation by Sponsor	(2,484)
Net realized gain (loss)	3,137,907
Change in net unrealized appreciation/depreciation	1,272,779
Net income (loss)	$4,311,546

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$43,203,386	$38,851,184
NAV end of period	$51,059,617	$31,750,207
Percentage change in NAV	18.2%	(18.3)%
Shares outstanding beginning of period	2,292,169	2,092,170
Shares outstanding end of period	5,842,169	2,192,169
Percentage change in shares outstanding	154.9%	4.8%
Shares created	6,600,000	2,200,000
Shares redeemed	3,050,000	2,100,001
Per share NAV beginning of period	$18.85	$18.57
Per share NAV end of period	$8.74	$14.48
Percentage change in per share NAV	(53.6)%	(22.0)%
Percentage change in benchmark	(27.9)%	(5.9)%
Benchmark annualized volatility	34.6%	39.6%

During the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,292,169 outstanding Shares at December 31, 2016 to 5,842,169 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 2,092,170 outstanding Shares at December 31, 2015 to 2,192,169 outstanding Shares at September 30, 2016.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 53.6% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV decrease of 22.0% for the nine months ended September 30, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 17, 2017 at $15.76 per Share and reached its low for the period on August 4, 2017 at $8.09 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on January 8, 2016 at $20.23 per Share and reached its low for the period on March 3, 2016 at $8.89 per Share.

The benchmark’s decline of 27.9%for the nine months ended September 30, 2017, as compared to the benchmark’s decline of 5.9% for the nine months ended September 30, 2016, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(190,949)	$(282,519)
Management fee	318,839	229,760
Brokerage commission	71,984	98,016
Net realized gain (loss)	(21,041,439)	6,591,292
Change in net unrealized appreciation/depreciation	(3,507,126)	(7,750,780)
Net income (loss)	$(24,739,514)	$(1,442,007)

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2017.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$92,127,200	$69,864,815
NAV end of period	$89,587,943	$99,949,269
Percentage change in NAV	(2.8)%	43.1%
Shares outstanding beginning of period	2,800,000	2,350,014
Shares outstanding end of period	2,250,000	2,250,000
Percentage change in shares outstanding	(19.6)%	(4.3)%
Shares created	400,000	150,000
Shares redeemed	950,000	250,014
Per share NAV beginning of period	$32.90	$29.73
Per share NAV end of period	$39.82	$44.42
Percentage change in per share NAV	21.0%	49.4%
Percentage change in benchmark	12.0%	24.8%
Benchmark annualized volatility	11.6%	17.0%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 2,800,000 outstanding Shares at December 31, 2016 to 2,250,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,014 outstanding Shares at December 31, 2015 to 2,250,000 outstanding Shares at September 30, 2016.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.0% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 49.4% for the nine months ended September 30, 2016 was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $43.95 per Share and reached its low for the period on January 3, 2017 at $33.18 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on July 6, 2016 at $47.89 per Share and reached its low for the period on January 5, 2016 at $30.67 per Share.

The benchmark’s rise of 12.0%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 24.8% for the nine months ended September 30, 2016, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(160,597)	$(486,568)
Management fee	692,340	665,265
Brokerage commission	39	33
Net realized gain (loss)	23,363,236	33,704,266
Change in net unrealized appreciation/depreciation	(3,986,925)	(208,227)
Net income (loss)	$19,215,714	$33,009,471

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to lesser increase in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the nine months ended September 30, 2017.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$275,779,940	$216,416,642
NAV end of period	$244,805,182	$372,251,128
Percentage change in NAV	(11.2)%	72.0%
Shares outstanding beginning of period	8,246,526	7,996,533
Shares outstanding end of period	7,196,526	7,596,526
Percentage change in shares outstanding	(12.7)%	(5.0)%
Shares created	950,000	1,500,000
Shares redeemed	2,000,000	1,900,007
Per share NAV beginning of period	$33.44	$27.06
Per share NAV end of period	$34.02	$49.00
Percentage change in per share NAV	1.7%	81.1%
Percentage change in benchmark	3.8%	40.0%
Benchmark annualized volatility	19.6%	27.1%

During the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 8,246,526 outstanding Shares at December 31, 2016 to 7,196,526 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The increase in the Fund’s NAV was offset by a decrease from 7,996,533 outstanding Shares at December 31, 2015 to 7,596,526 outstanding Shares at September 30, 2016.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.7% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 81.1% for the nine months ended September 30, 2016, was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $42.76 per Share and reached its low for the period on July 10, 2017 at $28.26 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 2, 2016 at $57.12 per Share and reached its low for the period on January 28, 2016 at $25.96 per Share.

The benchmark’s rise of 3.8%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 40.0% for the nine months ended September 30, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(474,113)	$(1,713,227)
Management fee	1,971,071	2,300,935
Brokerage commission	49	36
Net realized gain (loss)	20,326,492	174,873,081
Change in net unrealized appreciation/depreciation	(7,233,752)	9,844,227
Net income (loss)	$12,618,627	$183,004,081

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2017.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$11,914,585	$10,857,730
NAV end of period	$13,705,608	$9,678,714
Percentage change in NAV	15.0%	(10.9)%
Shares outstanding beginning of period	850,000	700,014
Shares outstanding end of period	800,000	600,000
Percentage change in shares outstanding	(5.9)%	(14.3)%
Shares created	1,200,000	50,000
Shares redeemed	1,250,000	150,014
Per share NAV beginning of period	$14.02	$15.51
Per share NAV end of period	$17.13	$16.13
Percentage change in per share NAV	22.2%	4.0%
Percentage change in benchmark	12.3%	3.4%
Benchmark annualized volatility	7.4%	8.3%

During the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 850,000 outstanding Shares at December 31, 2016 to 800,000 outstanding Shares at September 30, 2017. By comparison, during the nine months ended September 30, 2016, the decrease in the Fund’s NAV resulted from a decrease from 700,014 outstanding Shares at December 31, 2015 to 600,000 outstanding Shares at September 30, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 22.2% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 4.0% for the nine months ended September 30, 2016, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $17.79 per Share and reached its low for the period on January 3, 2017 at $13.68 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on April 1, 2016 at $16.89 per Share and reached its low for the period on April 14, 2016 at $13.95 per Share.

The benchmark’s rise of 12.3%for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 3.4% for the nine months ended September 30, 2016, can be attributed to a greater rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(26,051)	$(53,805)
Management fee	95,974	71,859
Net realized gain (loss)	2,666,306	1,156,114
Change in net unrealized appreciation/depreciation	364,855	(654,956)
Net income (loss)	$3,005,110	$447,353

The Fund’s net income increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a greater rise in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2017.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV beginning of period	$5,540,957	$5,473,848
NAV end of period	$5,804,920	$7,443,729
Percentage change in NAV	4.8%	36.0%
Shares outstanding beginning of period	99,970	99,974
Shares outstanding end of period	99,970	99,970
Percentage change in shares outstanding	—^	—^
Shares created	—	—
Shares redeemed	—	4
Per share NAV beginning of period	$55.43	$54.75
Per share NAV end of period	$58.07	$74.46
Percentage change in per share NAV	4.8%	36.0%
Percentage change in benchmark	3.9%	18.5%
Benchmark annualized volatility	8.7%	13.0%

^	Amount represents less than 0.05%

During the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to September 30, 2017. By comparison, during the nine months ended September 30, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares at December 31, 2015 to 99,970 outstanding Shares at September 30, 2016.

For the nine months ended September 30, 2017 and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.8% for the nine months ended September 30, 2017, as compared to the Fund’s per Share NAV increase of 36.0% for the nine months ended September 30, 2016, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on April 18, 2017 at $63.59 per Share and reached its low for the period on January 3, 2017 at $54.62 per Share. By comparison, during the nine months ended September 30, 2016, the Fund’s per Share NAV reached its high for the period on August 18, 2016 at $77.06 per Share and reached its low for the period on January 29, 2016 at $53.85 per Share.

The benchmark’s rise of 3.9% for the nine months ended September 30, 2017, as compared to the benchmark’s rise of 18.5% for the nine months ended September 30, 2016, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income (loss)	$(20,949)	$(35,548)
Management fee	42,356	47,356
Net realized gain (loss)	338,006	2,273,202
Change in net unrealized appreciation/depreciation	(53,094)	(267,574)
Net income (loss)	$263,963	$1,970,080

The Fund’s net income decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of September 30, 2017 and 2016, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF:

As of September 30, 2017 and 2016, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2017	9,373	$11.68	1,000	$109,429,775
VIX Futures (CBOE)	Long	November 2017	6,252	13.03	1,000	81,432,300

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2016	8,392	$15.78	1,000	$132,383,800
VIX Futures (CBOE)	Long	November 2016	5,601	16.95	1,000	94,936,950

The September 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017 ( the “Form 10-K”) for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF:

As of September 30, 2017 and 2016, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2018	582	$14.78	1,000	$8,599,050
VIX Futures (CBOE)	Long	February 2018	971	15.23	1,000	14,783,475
VIX Futures (CBOE)	Long	March 2018	971	15.80	1,000	15,341,800
VIX Futures (CBOE)	Long	April 2018	388	16.28	1,000	6,314,700

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2017	614	$18.50	1,000	$11,359,000
VIX Futures (CBOE)	Long	February 2017	1,024	19.05	1,000	19,507,200
VIX Futures (CBOE)	Long	March 2017	1,023	19.40	1,000	19,846,200
VIX Futures (CBOE)	Long	April 2017	409	19.98	1,000	8,169,775

The September 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF:

As of September 30, 2017 and 2016, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2017	51,224	$11.68	1,000	$(598,040,200)
VIX Futures (CBOE)	Short	November 2017	34,126	13.03	1,000	(444,491,150)

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2016	18,688	$15.78	1,000	$(294,803,200)
VIX Futures (CBOE)	Short	November 2016	12,445	16.95	1,000	(210,942,750)

The September 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF:

As of September 30, 2017 and 2016, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of September 30, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2017	52,495	$11.68	1,000	$612,879,125
VIX Futures (CBOE)	Long	November 2017	35,008	13.03	1,000	455,979,200

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2016	54,497	$15.78	1,000	$859,690,175
VIX Futures (CBOE)	Long	November 2016	36,351	16.95	1,000	616,149,450

The September 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Crude Oil:

As of September 30, 2017 and 2016, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2017	1,894	$51.67	1,000	$(97,862,980)

Swap Agreements as of September 30, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$76.1424	$(149,040,494)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	76.1424	(109,832,549)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	76.1424	(12,927,229)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	76.1424	(106,765,884)

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2016	2,093	$48.24	1,000	$(100,966,320)

Swap Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$79.0094	$(110,835,497)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	79.0094	(78,877,241)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	79.0094	(8,278,478)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	79.0094	(80,182,717)

The September 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2017 and 2016 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Short Crude Oil ETF:

As of September 30, 2017, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2017	916	$51.67	1,000	$(47,329,720)

The September 30, 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Bloomberg Natural Gas:

As of September 30, 2017 and 2016, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2017	394	$3.01	10,000	$(11,847,580)

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2016	437	$2.91	10,000	$(12,699,220)

The September 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of September 30, 2017 and 2016, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2017	2	$1,284.80	100	$(256,960)

Forward Agreements as of September 30, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank, N.A.	Short	$1,283.43	$(20,663,223)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,283.41	(21,687,062)
0.995 Fine Troy Ounce Gold	Societe Generale	Short	1,283.41	(6,160,368)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,283.41	(22,138,823)

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2016	2	$1,317.10	100	$(263,420)

Forward Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank, N.A.	Short	$1,322.72	$(29,893,472)
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	1,322.80	(73,018,560)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,322.70	(21,689,635)
0.995 Fine Troy Ounce Gold	Societe Generale	Short	1,322.71	(5,290,840)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,322.71	(22,552,206)

The September 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2017 and 2016 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2017 and 2016, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2017	2	$16.68	5,000	$(166,760)

Forward Agreements as of September 30, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citybank, N.A.	Short	$16.8646	$(16,071,964)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.8644	(13,263,851)
0.999 Fine Troy Ounce Silver	Societe Generale	Short	16.8645	(2,630,862)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.8644	(13,727,622)

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2016	2	$19.21	5,000	$(192,140)

Forward Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$19.3535	$(11,979,817)
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	19.3551	(41,536,045)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	19.3535	(12,976,522)
0.999 Fine Troy Ounce Silver	Societe Generale	Short	19.3537	(3,019,177)
0.999 Fine Troy Ounce Silver	UBS AG	Short	19.3535	(9,463,862)

The September 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2017 and 2016 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of September 30, 2017 and 2016, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2017	55	$1.19	125,000	$(8,156,844)

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2016	105	$1.13	125,000	$(14,801,063)

The September 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of September 30, 2017 and 2016, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2017	232	$78.36	1,000	$(18,179,520)

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2016	456	$76.49	1,000	$(34,879,440)

The September 30, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of September 30, 2017 and 2016, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/06/17	3,175,800	1.1821	$3,754,078
Euro	UBS AG	Long	10/06/17	35,067,900	1.1821	41,453,378
Euro	Goldman Sachs International	Short	10/06/17	(194,781,925)	1.1821	(230,249,569)
Euro	UBS AG	Short	10/06/17	(226,747,400)	1.1821	(268,035,604)

Foreign Currency Forward Contracts as of September 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/07/16	11,861,500	1.1236	$13,327,034
Euro	UBS AG	Long	10/07/16	18,134,300	1.1236	20,374,863
Euro	Goldman Sachs International	Short	10/07/16	(344,672,125)	1.1236	(387,257,692)
Euro	UBS AG	Short	10/07/16	(345,543,400)	1.1236	(388,236,616)

The September 30, 2017 and 2016 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2017 and 2016, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/06/17	571,833,200	0.008888	$5,082,606
Yen	UBS AG	Long	10/06/17	2,539,647,800	0.008888	22,573,065
Yen	Goldman Sachs International	Short	10/06/17	(17,548,070,400)	0.008888	(155,971,917)
Yen	UBS AG	Short	10/06/17	(18,981,034,100)	0.008888	(168,708,480)

Foreign Currency Forward Contracts as of September 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/16	812,107,700	0.009863	$8,009,961
Yen	UBS AG	Long	10/07/16	4,484,904,300	0.009863	44,235,400
Yen	Goldman Sachs International	Short	10/07/16	(27,401,188,900)	0.009863	(270,262,747)
Yen	UBS AG	Short	10/07/16	(31,384,937,700)	0.009863	(309,555,163)

The September 30, 2017 and 2016 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2017 and 2016, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2017	5,855	$51.67	1,000	$302,527,850

Swap Agreements as of September 30, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$76.1424	$332,458,695
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	76.1424	242,703,814
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	76.1424	115,090,880
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	76.1424	251,436,908

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2016	8,345	$48.24	1,000	$402,562,800

Swap Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$79.0094	$566,152,847
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	79.0094	454,062,414
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	79.0094	100,430,739
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	79.0094	436,225,560

The September 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2017 and 2016 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Crude Oil ETF:

As of September 30, 2017, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2017	440	$51.67	1,000	$22,734,800

The September 30, 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional (gains) losses associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Bloomberg Natural Gas:

As of September 30, 2017 and 2016, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2017	3,396	$3.01	10,000	$102,117,720

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2016	2,185	$2.91	10,000	$63,496,100

The September 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of September 30, 2017 and 2016, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2017	2	$1,284.80	100	$256,960

Forward Agreements as of September 30, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank, N.A.	Long	$1,283.43	$56,984,292
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,283.41	48,923,589
0.995 Fine Troy Ounce Gold	Societe Generale	Long	1,283.41	23,101,380
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,283.41	49,924,649

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2016	2	$1,317.10	100	$263,420

Forward Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank, N.A.	Long	$1,322.72	$55,818,784
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	1,322.80	42,461,880
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,322.70	48,305,004
0.995 Fine Troy Ounce Gold	Societe Generale	Long	1,322.71	20,369,734
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,322.71	32,670,937

The September 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2017 and 2016 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2017 and 2016, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2017	2	$16.68	5,000	$166,760

Forward Agreements as of September 30, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$16.8646	$161,967,618
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.8644	131,471,490
0.999 Fine Troy Ounce Silver	Societe Generale	Long	16.8645	63,815,268
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.8644	132,149,438

Futures Positions as of September 30, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2016	2	$19.21	5,000	$192,140

Forward Agreements as of September 30, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$19.3535	$216,797,907
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	19.3551	110,726,656
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	19.3535	188,634,694
0.999 Fine Troy Ounce Silver	Societe Generale	Long	19.3537	67,428,291
0.999 Fine Troy Ounce Silver	UBS AG	Long	19.3535	160,692,111

The September 30, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2017 and 2016 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of September 30, 2017 and 2016, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/06/17	11,961,025	1.1821	$14,138,996
Euro	UBS AG	Long	10/06/17	17,574,000	1.1821	20,774,032
Euro	Goldman Sachs International	Short	10/06/17	(1,663,500)	1.1821	(1,966,405)
Euro	UBS AG	Short	10/06/17	(4,680,700)	1.1821	(5,533,004)

Foreign Currency Forward Contracts as of September 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/07/16	9,020,825	1.1236	$10,135,383
Euro	UBS AG	Long	10/07/16	8,385,200	1.1236	9,421,224
Euro	UBS AG	Short	10/07/16	(169,500)	1.1236	(190,442)

The September 30, 2017 and 2016 USD market value equals the number of euros multiplied by the forward rate.

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

ProShares Ultra Yen:

As of September 30, 2017 and 2016, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/06/17	735,730,100	0.008888	$6,539,365
Yen	UBS AG	Long	10/06/17	652,357,100	0.008888	5,798,323
Yen	Goldman Sachs International	Short	10/06/17	(23,286,700)	0.008888	(206,978)
Yen	UBS AG	Short	10/06/17	(57,172,300)	0.008888	(508,163)

Foreign Currency Forward Contracts as of September 30, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/16	1,029,857,000	0.009863	$10,157,661
Yen	UBS AG	Long	10/07/16	524,705,100	0.009863	5,175,259
Yen	Goldman Sachs International	Short	10/07/16	(34,119,100)	0.009863	(336,523)
Yen	UBS AG	Short	10/07/16	(11,065,500)	0.009863	(109,141)

The September 30, 2017 and 2016 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Title of Securities Registered	Amount Registered As of September 30, 2017	Shares Sold For the Three Months Ended September 30, 2017	Sale Price of Shares Sold For the Three Months Ended September 30, 2017
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	1,878,742,424	3,106,250	$119,114,643
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	555,231,376	675,000	18,111,394
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	9,178,056,779	17,750,000	1,373,345,679
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	10,862,875,118	33,400,000	988,812,355
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	2,167,514,328	5,400,000	201,007,302
ProShares UltraPro 3X Short Crude Oil ETF Common Units of Beneficial Interest	1,020,000,000	700,000	14,228,859
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	344,275,705	150,000	4,692,571
ProShares UltraShort Gold Common Units of Beneficial Interest	312,159,711	50,000	3,415,569
ProShares UltraShort Silver Common Units of Beneficial Interest	1,950,297,178	200,000	5,866,605
ProShares Short Euro Common Units of Beneficial Interest	153,418,934	—	—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	172,771,084	—	—
ProShares UltraShort Euro Common Units of Beneficial Interest	1,916,296,347	1,350,000	29,240,662
ProShares UltraShort Yen Common Units of Beneficial Interest	951,478,689	150,000	11,021,193
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	5,508,543,310	4,400,000	65,521,323
ProShares UltraPro 3X Crude Oil ETF Common Units of Beneficial Interest	1,020,000,000	250,000	4,957,138
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	427,459,640	2,600,000	22,195,648
ProShares Ultra Gold Common Units of Beneficial Interest	328,071,127	50,000	1,958,848
ProShares Ultra Silver Common Units of Beneficial Interest	1,388,553,846	300,000	9,317,745
ProShares Ultra Euro Common Units of Beneficial Interest	119,594,796	450,000	7,734,814
ProShares Ultra Yen Common Units of Beneficial Interest	138,726,333	—	$—
Total:	$40,394,066,725

(b) From July 1, 2017 through September 30, 2017, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares VIX Short-Term Futures ETF*
07/01/17 to 07/31/17	151,046	$39.08
08/01/17 to 08/31/17	775,000	$45.45
09/01/17 to 09/30/17	100,000	$39.51
ProShares VIX Mid-Term Futures ETF
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	—	$—
09/01/17 to 09/30/17	—	$—
ProShares Short VIX Short-Term Futures ETF*
07/01/17 to 07/31/17	6,350,000	$86.46
08/01/17 to 08/31/17	2,200,000	$75.67
09/01/17 to 09/30/17	8,000,000	$87.22
ProShares Ultra VIX Short-Term Futures ETF*
07/01/17 to 07/31/17	2,354,714	$31.97
08/01/17 to 08/31/17	10,150,000	$39.90
09/01/17 to 09/30/17	4,600,000	$28.01
ProShares UltraShort Bloomberg Crude Oil
07/01/17 to 07/31/17	100,000	$42.69
08/01/17 to 08/31/17	900,000	$40.50
09/01/17 to 09/30/17	100,000	$33.59
ProShares UltraPro 3X Short Crude Oil ETF
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	—	$—
09/01/17 to 09/30/17	—	$—
ProShares UltraShort Bloomberg Natural Gas
07/01/17 to 07/31/17	50,000	$33.97
08/01/17 to 08/31/17	—	$—
09/01/17 to 09/30/17	150,000	$33.19
ProShares UltraShort Gold
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	—	$—
09/01/17 to 09/30/17	50,000	$71.27
ProShares UltraShort Silver
07/01/17 to 07/31/17	100,000	$36.69
08/01/17 to 08/31/17	50,000	$31.53
09/01/17 to 09/30/17	—	$—
ProShares Short Euro
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	50,000	$40.60
09/01/17 to 09/30/17	—	$—
ProShares UltraShort Australian Dollar
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	50,000	$44.61
09/01/17 to 09/30/17	—	$—
ProShares UltraShort Euro
07/01/17 to 07/31/17	500,000	$22.66
08/01/17 to 08/31/17	350,000	$21.53
09/01/17 to 09/30/17	300,000	$21.31
ProShares UltraShort Yen
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	400,000	$70.07
09/01/17 to 09/30/17	50,000	$74.26
ProShares Ultra Bloomberg Crude Oil
07/01/17 to 07/31/17	18,300,000	$15.77
08/01/17 to 08/31/17	4,250,000	$16.42
09/01/17 to 09/30/17	11,850,000	$17.05

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraPro 3X Crude Oil ETF
07/01/17 to 07/31/17	150,000	$22.74
08/01/17 to 08/31/17	150,000	$22.66
09/01/17 to 09/30/17	700,000	$23.82
ProShares Ultra Bloomberg Natural Gas
07/01/17 to 07/31/17	350,000	$9.72
08/01/17 to 08/31/17	350,000	$9.23
09/01/17 to 09/30/17	550,000	$9.55
ProShares Ultra Gold
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	50,000	$40.64
09/01/17 to 09/30/17	100,000	$39.80
ProShares Ultra Silver
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	250,000	$35.67
09/01/17 to 09/30/17	250,000	$38.49
ProShares Ultra Euro
07/01/17 to 07/31/17	150,000	$16.49
08/01/17 to 08/31/17	100,000	$17.17
09/01/17 to 09/30/17	200,000	$17.53
ProShares Ultra Yen
07/01/17 to 07/31/17	—	$—
08/01/17 to 08/31/17	—	$—
09/01/17 to 09/30/17	—	$—

*	See Note 1 of the Notes to Financial Statements in this Quarterly Report on Form 10-Q regarding the reverse Share splits for ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and the Share split for ProShares Short VIX Short-Term Futures ETF.

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

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: November 9, 2017

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: November 9, 2017