Form 10-K
period 2017-12-31
ProShares Trust II
filed 2018-03-01
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34200

PROSHARES TRUST II

(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2017 and the number of outstanding units for each Fund as of February 26, 2018 are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2017	Number of Outstanding Units as of February 26, 2018
ProShares Short Euro	$10,427,500	200,000
ProShares Short VIX Short-Term Futures ETF	798,336,000	58,100,000
ProShares Ultra Bloomberg Crude Oil	962,353,171	16,611,317
ProShares Ultra Bloomberg Natural Gas	43,753,726	8,192,169
ProShares Ultra Euro	12,936,000	550,000
ProShares Ultra Gold	88,548,000	2,200,000
ProShares Ultra Silver	250,150,509	7,096,526
ProShares Ultra VIX Short-Term Futures ETF	375,260,850	23,327,238
ProShares Ultra Yen	5,866,240	49,970
ProShares UltraPro 3x Crude Oil ETF	20,664,157	300,008
ProShares UltraPro 3x Short Crude Oil ETF	5,248,210	2,450,008
ProShares UltraShort Australian Dollar	11,950,000	150,000
ProShares UltraShort Bloomberg Crude Oil	120,550,888	9,389,884
ProShares UltraShort Bloomberg Natural Gas	7,493,651	124,832
ProShares UltraShort Euro	236,980,000	9,350,000
ProShares UltraShort Gold	37,954,210	446,977
ProShares UltraShort Silver	22,737,212	566,976
ProShares UltraShort Yen	170,262,425	1,299,290
ProShares VIX Mid-Term Futures ETF	30,513,214	937,403
ProShares VIX Short-Term Futures ETF	161,410,725	2,926,317

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1. Business.

Summary

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2017, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil ETF, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil ETF, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below. The Matching VIX Funds are collectively referred to as the “Matching Funds” in this Annual Report on Form 10-K. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K. The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Annual Report on Form 10-K.

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

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “Short Funds,” “UltraShort Funds,” or “Ultra Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

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

As further described below, each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to either the inverse (-1x) or the one-half inverse (-0.5x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to either two times (2x) or one and one-half times (1.5x) the daily performance of its corresponding benchmark. The “UltraPro” Fund seeks results for a single day that corresponds (before fees and expenses) to three times (3x) the performance of its benchmark. The UltraPro Short Fund seeks results for a single day that corresponds (before fees and expenses) to three times the inverse (-3x) of the performance of its benchmark. Each Matching VIX Fund seek investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one net asset value per Share (“NAV”) to the next.

Each Geared Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective NAV to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Geared Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x of the return of the index to which such Geared Fund is benchmarked for that period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time even if its benchmark’s performance increases (or decreases, in the case of a Short or UltraShort Fund). Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

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

As of December 31, 2017, ProShare Capital Management LLC, a Maryland limited liability company, served as the Trust’s Sponsor (the “Sponsor”) and commodity pool operator. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

The Geared Funds

Investment Objectives of the “Short” Funds

Each “Short” Fund, other than the ProShares Short VIX Short-Term Futures ETF, seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If a Short Fund, other than the ProShares Short VIX Short-Term Futures ETF, is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately as much on a percentage basis as its corresponding benchmark when the benchmark declines. Conversely, its value on a given day (before fees and expenses) should lose approximately as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each Short Fund will acquire short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Short Fund’s benchmark, such that each Short Fund, other than the ProShares Short VIX Short-Term Futures ETF, has exposure intended to approximate the inverse (-1x) of its corresponding benchmark at the time of its NAV calculation.

The ProShares Short VIX Short-Term Futures ETF seeks daily investment results (before fees and expenses) that correspond to one-half the inverse (-0.5x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. If the ProShares Short VIX Short-Term Futures ETF is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately one-half as much on a percentage basis as its corresponding benchmark when the benchmark declines. Conversely, its value on a given day (before fees and expenses) should lose approximately one-half as much on a percentage basis as the corresponding benchmark when the benchmark rises. The ProShares Short VIX Short-Term Futures ETF will acquire short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the ProShares Short VIX Short-Term Futures ETF benchmark, such that the Fund has exposure intended to approximate the one-half inverse (-0.5x) of its corresponding benchmark at the time of its NAV calculation. The Fund is benchmarked to the S&P VIX Short-Term Futures Index, an investable index of VIX futures contracts. The Fund is not benchmarked to the VIX.

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

Investment Objectives of the “Ultra” Funds

Each “Ultra” Fund, other than the ProShares Ultra VIX Short-Term Futures ETF, seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an Ultra Fund, other than the ProShares Ultra VIX Short-Term Futures ETF, is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately two times as much on a percentage basis as its corresponding benchmark when the benchmark rises. Conversely, its value on a given day (before fees and expenses) should lose approximately two times as much on a percentage basis as the corresponding benchmark when the benchmark declines. Each Ultra Fund, other than the ProShares Ultra VIX Short-Term Futures ETF, acquires long exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Ultra Fund’s benchmark such that each Ultra Fund, other than the ProShares Ultra VIX Short-Term Futures ETF, has exposure intended to approximate two times (2x) its corresponding benchmark at the time of its NAV calculation.

The ProShares Ultra VIX Short-Term Futures ETF seeks daily investment results (before fees and expenses) that correspond to one and one-half times (1.5x) the daily performance, whether positive or negative, of the corresponding benchmark shown below. If the ProShares Ultra VIX Short-Term Futures ETF is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately one and one-half times as much on a percentage basis as its corresponding benchmark when the benchmark rises. Conversely, its value on a given day (before fees and expenses) should lose approximately one and one-half times as much on a percentage basis as the corresponding benchmark when the benchmark declines. The ProShares Ultra VIX Short-Term Futures ETF acquires long exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the ProShares Ultra VIX Short-Term Futures ETF benchmark such that the Fund has exposure intended to approximate one and one-half times (1.5x) its corresponding benchmark at the time of its NAV calculation. The Fund is benchmarked to the S&P VIX Short-Term Futures Index, an investable index of VIX futures contracts. The Fund is not benchmarked to the VIX.

Investment Objectives of the “UltraPro” Funds

The UltraPro Fund seeks results for a single day that correspond (before fees and expenses) to three times (3x) the performance of the Benchmark. The Fund does not seek to achieve its stated objective over a period greater than a single day. A “single day” is measured from the time the Fund calculates its NAV to the time of the Fund’s next NAV calculation. If the Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately three times as much on a percentage basis as the level of the Benchmark when the Benchmark rises. Conversely, its value on a given day (before fees and expenses) should lose approximately three times as much on a percentage basis as the level of the Benchmark when the Benchmark declines. The Fund acquires long exposure through its holdings of Futures Contracts and, from time to time, investments in Financial Instruments, such that the Fund has exposure intended to approximate three times (3x) the Benchmark at the time of its NAV calculation.

The UltraPro Short Fund seeks results for a single day that correspond (before fees and expenses) to three times the inverse (-3x) of the performance of the Benchmark. The Fund does not seek to achieve its stated objectives over a period greater than a single day. A “single day” is measured from the time the Fund calculates its NAV to the time of the Fund’s next NAV calculation. If the Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately three times as much on a percentage basis as the level of the Benchmark when the Benchmark declines. Conversely, its value on a given day (before fees and expenses) should lose approximately three times as much on a percentage basis as the level of the Benchmark when the Benchmark rises. The Fund acquires inverse exposure through its short positions in the Futures Contracts and, from time to time, investments in Financial Instruments, such that the Fund has exposure intended to approximate three times the inverse (-3x) of the Benchmark at the time of its NAV calculation.

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

ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil and ProShares UltraPro 3x Short Crude Oil: The Bloomberg WTI Crude Oil SubindexSM. The Bloomberg WTI Crude Oil Subindex is designed to track crude oil futures prices.

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

Information About Financial Instruments and Commodities Markets

Swap Agreements

Swap agreements are two-party contracts that have traditionally been entered into primarily by institutional investors in over the counter (“OTC”) markets for a specified period ranging from a day to more than a year. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivatives markets, including a requirement to execute certain swap and forward transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index for a fixed or floating rate of return (the “interest rate leg,” which will also include the cost of borrowing for short swaps) in respect of a predetermined notional amount. The notional amount of the agreement reflects the extent of a Fund’s total investment exposure under the swap agreement. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to the notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects a Fund’s total investment exposure under the swap agreement (i.e., the entire face amount or principal of a swap agreement), the net amount is a Fund’s current obligations (or rights) under the swap agreement, which is the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date. In a typical swap agreement entered into by an UltraShort Fund or a Short Fund, absent fees, transaction costs and interest, such Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases. In a typical swap agreement entered into by an Ultra Fund or an UltraPro Fund, absent fees, transaction costs and interest, the Ultra Fund or UltraPro Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases.

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

Certain futures contracts, such as VIX futures contracts, as well as stock index contracts and certain commodity futures contracts, settle in cash, reflecting the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying asset. For other futures contracts, the contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying asset or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader.

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

Description of the Bloomberg Commodity Index SM and its Sub-Indexes

Overview of the Bloomberg Family of Indices

Bloomberg WTI Crude Oil SubindexSM

ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of the Bloomberg WTI Crude Oil SubindexSM, a sub-index of the Bloomberg Commodity Index. ProShares UltraPro Short 3x Crude Oil ETF and ProShares UltraPro 3x Crude Oil ETF are designed to correspond (before fees and expenses) to three times the inverse (-3x) or three times (3x), respectively, of the daily performance of the Bloomberg WTl Crude Oil SubindexSM, a sub-index of the Bloomberg Commodity Index. The Bloomberg WTI Crude Oil SubindexSM is intended to reflect the performance of crude oil as measured by the price of futures contracts of West Texas Intermediate sweet, light crude oil traded on the NYMEX, including the impact of rolling, without regard to income earned on cash positions. The performance of the crude oil futures market is normally very different than the performance of the physical crude oil market (e.g., the price of crude oil at port). See “Item 1A. Risk Factors. The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not directly linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2017, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, Spain and the Vatican City.

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

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on November 30, 2017, the VIX was 16.13 and the price of the December 2017 VIX futures contracts expiring on December 16, 2017 was 16.98. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from November 30, 2017 to December 1, 2017) of the S&P 500 and the February VIX futures contracts represented forward implied volatility (the volatility expected for the period from December 16, 2017 to January 15, 2018 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2017, the S&P 500 included companies with capitalizations between $2.7 billion and $869 billion. The average capitalization of the companies comprising the Index was approximately $47.4 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

Authorized Participants pay a fixed transaction fee of up to $250 in connection with each order to create or redeem a Creation Unit in order to compensate Brown Brothers Harriman & Co. (“BBH&Co.”), as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Funds of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

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

Delivery of Cash

Cash required for settlement will typically be transferred to the Custodian through: (1) the Continuous Net Settlement (“CNS”) clearing process of the National Securities Clearing Corporation (“NSCC”), as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment (“DVP”) basis, which is the procedure in which the buyer’s payment for securities is due at the time of delivery. Security delivery and payment are simultaneous. If the Custodian does not receive the cash by the market close on the first Business Day following the purchase order date (T+1), such order may be charged interest for delayed settlement or cancelled. The Sponsor reserves the right to extend the deadline for the Custodian to receive the cash required for settlement up to the second Business Day following the purchase order date (T+2). In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing the Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. Additional fees may apply for special settlement. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the purchase amount.

Delivery of Exchange of Futures Contract for Related Position (“EFCRP”) Futures Contracts or Block Trades

In the event that the Sponsor shall have determined to permit the Authorized Participant to transfer futures contracts pursuant to an EFCRP or to engage in a block trade purchase of futures contracts from the Authorized Participant with respect to a Fund, as well as to deliver cash, in the creation process, futures contracts required for settlement must be transferred directly to the Fund’s account at its FCM. If the cash is not received by the market close on the second Business Day following the purchase order date (T+2); such order may be charged interest for delayed settlements or cancelled. In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the cash purchase amount and the futures contracts.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the applicable Fund not later than noon (Eastern Time), on the first Business Day immediately following the redemption order date (T+1). The Sponsor reserves the right to extend the deadline for the Fund to receive the Creation Units required for settlement up to the second Business Day following the redemption order date (T+2). By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant must wire to the Custodian the non-refundable transaction fee due for the redemption order or any proceeds due will be reduced by the amount of the fee payable. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. Additional fees may apply for special settlement.

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

The Sponsor is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to a Fund’s DTC account by noon (Eastern Time), on the second Business Day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Sponsor may determine from time-to-time.

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

Creation and Redemption Transaction Fee

To compensate BBH&Co. for services in processing the creation and redemption of Creation Units and to offset some or all of the transaction costs, an Authorized Participant may be required to pay a fixed transaction fee to BBH&Co. of up to $250 per order to create or redeem Creation Units and may pay a variable transaction fee to a Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of a Creation Unit. An order may include multiple Creation Units. The transaction fee(s) may be reduced, increased or otherwise changed by the Sponsor at its sole discretion.

Special Settlement

The Sponsor may allow for early settlement of purchase or redemption orders. Such arrangements may result in additional charges to the Authorized Participant.

NAV

The NAV in respect of a Fund means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open Financial Instruments, and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of each Fund is computed by dividing the value of the net assets of such Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. Each Fund’s NAV is calculated on each day other than a day when the Exchange is closed for regular trading. The Funds compute their NAVs at the times set forth below, or an earlier time as set forth on www.ProShares.com if necessitated by the Exchange or other exchange material to the valuation or operation of such Fund closing early. Each Fund’s NAV is calculated only once each trading day.

Fund	NAV Calculation Time
UltraShort Silver, Ultra Silver	7:00 a.m. (Eastern Time)	*
UltraShort Gold, Ultra Gold	10:00 a.m. (Eastern Time)	*
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:30 p.m. (Eastern Time)
UltraPro 3x Crude Oil ETF, UltraPro 3x Short Crude Oil ETF	2:30 p.m. (Eastern Time)
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:30 p.m. (Eastern Time)
Short Euro, UltraShort Euro, Ultra Euro	4:00 p.m. (Eastern Time)
UltraShort Australian Dollar	4:00 p.m. (Eastern Time)
UltraShort Yen, Ultra Yen	4:00 p.m. (Eastern Time)
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 p.m. (Eastern Time)
VIX Mid-Term Futures ETF	4:15 p.m. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

In calculating the NAV of a Fund, the settlement value of the Fund’s non-exchange traded Financial Instruments, is determined by applying the then-current disseminated value for the corresponding benchmark to the terms of such Fund’s non-exchange traded Financial Instruments. However, in the event that an underlying reference asset is not trading due to the operation of daily limits or otherwise, the Sponsor may, in its sole discretion, choose to fair value the Fund’s non-exchange traded Financial Instruments for purposes of the NAV calculation. Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

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

In addition, the Sponsor may, in its sole discretion, choose to fair value a Fund’s Financial Instruments for purposes of the NAV calculation for (1) any period for which, in the Sponsor’s sole discretion, market quotations or settlement prices do not accurately reflect the fair value of a Financial Instrument, (2) any period during which the Exchange or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Funds, is closed, or when trading is restricted or suspended, or (3) such other period as the Sponsor determines, in its sole discretion, to be necessary for the protection of the Shareholders of the Funds.

Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

The Funds may use a variety of money market instruments to invest excess cash. Money Market instruments used in this capacity are valued at amortized cost which approximates fair value for daily NAV purposes.

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

The NYSE Arca disseminates the IOPV. In addition, the IOPV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg Finance L.P. and/or Reuters.

Purchases and Sales in the Secondary Market on the NYSE Arca

The Shares of each Fund are listed on the NYSE Arca. The Shares of each Fund that has commenced investment operations, began trading on the NYSE Arca on the respective dates below under the following symbols:

Fund	Commencement of Operations	Ticker Symbol
ProShares Short Euro	June 26, 2012	EUFX
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL
ProShares Ultra Euro	November 25, 2008	ULE
ProShares Ultra Gold	December 3, 2008	UGL
ProShares Ultra Silver	December 3, 2008	AGQ
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY
ProShares Ultra Yen	November 25, 2008	YCL
UltraPro 3x Crude Oil ETF	March 24, 2017	OILU
UltraPro 3x Short Crude Oil ETF	March 24, 2017	OILD
ProShares UltraShort Australian Dollar	July 17, 2012	CROC
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD
ProShares UltraShort Euro	November 25, 2008	EUO
ProShares UltraShort Gold	December 3, 2008	GLL
ProShares UltraShort Silver	December 3, 2008	ZSL

Fund	Commencement of Operations	Ticker Symbol
ProShares UltraShort Yen	November 25, 2008	YCS
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY

Fees and Expenses

Offering Expenses

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor will not charge its Management Fee in the first year of operations of a Fund in an amount equal to the offering costs. Normal and expected expenses incurred in connection with the continuous offering of Shares of a Fund after the commencement of its trading operations will be paid by the Sponsor. The Sponsor will reimburse ProShares UltraPro 3x Crude Oil and ProShares UltraPro 3x Short Crude Oil to the extent their respective offering costs exceeds 0.95% of their average daily NAV for the first year of operations.

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

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements. For purposes of this section:

•	The term “Matching VIX Fund” refers to ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF;

•	The term “Geared VIX Fund” refers to ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF;

•	The term “VIX Fund” refers to each Geared VIX Fund and each Matching VIX Fund;

•	The term “Geared Fund” refers to ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro Short 3x Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort

Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen, and each Geared VIX Fund;

•	The term “Commodity Index Fund” refers to ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraPro 3x Crude Oil, ProShares UltraPro 3x Short Crude Oil ProShares Ultra Bloomberg Crude Oil and ProShares Ultra Bloomberg Natural Gas;

•	The term “Commodity Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver; and

•	The term “Currency Fund” refers to ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Euro and ProShares Ultra Yen.

Risks Specific to the Geared Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Geared Funds.

Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than a single day will likely differ in amount and possibly even direction from the Geared Fund multiple times the benchmark return for the period.

Each of the Geared Funds is “geared” in the sense that each has an investment objective to correspond (before fees and expenses) to the one-half inverse (e.g., -0.5x), inverse (e.g., -1x), an inverse multiple (e.g., -2x, 3x), or a multiple (e.g., 1.5x, 2x, 3x), of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half inverse (e.g., -0.5x), the inverse (-1x), one and one-half times (1.5x), two times the inverse (-2x), two times (2x), three times the inverse (-3x) or three times (3x) the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time regardless of the performance of an underlying benchmark, as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark.

Each Ultra or UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of an Ultra Fund with a 1.5x multiple should be approximately one and one-half times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of a Short Fund is designed to return either the inverse (-1x) or one-half the inverse (-0.5x) of the return, that would be expected of a fund with an objective of matching the same benchmark. Each UltraPro or UltraPro Short Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultrapro Fund with a 3x multiple should be approximately three times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of an UltraPro Short Fund is designed to return the inverse (-3x) or three times the inverse (-3x) of the return, respectively, that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The daily return of an UltraShort or UltraPro Short Fund is designed to return two times the inverse (-2x) or three times the inverse (-3x) of the return, respectively, that would be expected of a fund with an objective of matching the same benchmark. The daily return of an UltraPro Fund is designed to return three times (3x) the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

These effects are caused by the compounding, which exists in all investments, but has a more significant impact in geared funds. In general, during periods of higher benchmark volatility, compounding will cause an Ultra Fund’s results for periods longer than a single day to be less than two times (2x) (or less than one and one-half times (1.5x) with respect to the ProShares Ultra VIX Short-Term Futures ETF) the return of the benchmark. Compounding will cause a Short Fund’s results for periods longer than a single day to be less than the inverse (-1x) (or less than one-half the inverse (-0.5x) with respect to the ProShares Short VIX Short-Term Futures ETF) of the return of the benchmark. Additionally, compounding will cause an UltraShort Fund’s results for periods longer than a single day to be less than two times the inverse (-2x) of the return of the benchmark or less than three times the inverse (-3x) or three times (3x) the return of the benchmark for the UltraPro Short Fund and the UltraPro Fund, respectively. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), an Ultra Fund’s returns over longer periods can be higher than two times (2x) (or higher than one and one-half times (1.5x) with respect to the ProShares Ultra VIX Short-Term Futures ETF) the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. Similar effects exist for the Short Funds, UltraShort Funds, UltraPro Funds, and UltraPro Short Funds and the significance of these effects may be even greater with such inverse or inverse leveraged funds.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the fund’s performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 64%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

The graph above shows a scenario where the index, which exhibits day-to-day volatility, is flat or trendless over the year (i.e., begins and ends the year at 0%), but the Short Fund (-0.5x) is down.

The graph above shows a scenario where the index, which exhibits day-to-day volatility, is down over the year, but the Short Fund (-0.5x) is up less than one-half the inverse of the index.

The graph above shows a scenario where the index, which exhibits day-to-day volatility, is up over the year, but the Short Fund (-0.5x) is down more than one-half the inverse of the index.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is flat or trendless over the year (i.e, provides a return of 0% over the course of the year), but the Short Fund (-1x) is down.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is up over the year, but the Short Fund (-1x) is down more than the inverse of the benchmark.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is down over the year, but the Short Fund (-1x) is up less than the inverse of the benchmark.

The graph above shows a scenario where the index, which exhibits day-to-day volatility, is flat or trendless over the year (i.e., begins and ends the year at 0%), but the Ultra Fund (1.5x) is down.

The graph above shows a scenario where the index, which exhibits day-to-day volatility, is down over the year, but the Ultra Fund (1.5x) is down less than one and one-half times the index.

The graph above shows a scenario where the index, which exhibits day-to-day volatility, is up over the year, but the Ultra Fund (1.5x) is up less than one and one-half times the index.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is flat or trendless over the year (i.e, provides a return of 0% over the course of the year), but the Ultra Fund (2x) and the UltraShort Fund (-2x) are both down.

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

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is flat or trendless over the year (i.e., provides a return of 0% over the course of the year), but the UltraPro Fund (3x) and the UltraPro Short Fund (-3x) are both down.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is up over the year, but the UltraPro Fund (3x) is up less than three times the benchmark and the UltraPro Short Fund (-3x) is down less than three times the inverse of the benchmark.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is down over the year, but the UltraPro Fund (3x) is down less than three times the benchmark and the UltraPro Short Fund (-3x) is up less than three times the inverse of the benchmark.

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 8.42% to 63.69%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2017
S&P 500 VIX Short-Term Futures Index	SPVXSPID	63.69%
S&P 500 VIX Mid-Term Futures Index	SPVXMPID	29.94%
Bloomberg WTI Crude Oil SubindexSM	BCOMCL	33.28%
Bloomberg Natural Gas SubindexSM	BCOMNG	37.90%
The daily performance of gold bullion as measured by the US dollar LBMA Gold Price	GOLDLNPM	15.81%
The daily performance of silver bullion as measured by the London Silver Price	SLVRLN	25.41%
The US dollar price of the euro	USDEUR	8.42%
The US dollar price of the Japanese yen	USDJPY	9.95%
The US dollar price of the Australian dollar	USDAUD	9.88%

The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than that shown. The tables below show examples in which a Geared Fund has an investment objective to correspond (before fees and expenses) to one-half the inverse (-0.5x), the inverse (-1), two times the inverse (-2x), two times (2x), one and one-half times (1.5x), three times the inverse (-3x) or three times (3x) the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the tables below show, with a benchmark volatility of 40%, such a fund would return 3.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

Estimated Fund Return Over One Year When the Fund Objective is to Seek Investment Results For a single day, Before Fees and Expenses, that Correspond to One-Half the Inverse (-0.5x) of the Daily Performance of an Index.

One Year Index Performance	One-Half the Inverse (-0.5x) One Year Index Performance	Index Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	30%	58.1%	58.0%	57.5%	56.8%	55.8%	54.5%	52.9%	51.0%	48.9%	46.6%	44.0%	41.2%	38.1%	34.9%	31.6%
-55%	28%	49.1%	48.9%	48.5%	47.8%	46.9%	45.6%	44.1%	42.4%	40.4%	38.2%	35.7%	33.1%	30.2%	27.2%	24.0%
-50%	25%	41.4%	41.3%	40.9%	40.2%	39.3%	38.1%	36.7%	35.1%	33.2%	31.1%	28.8%	26.3%	23.6%	20.7%	17.7%
-45%	23%	34.8%	34.7%	34.3%	33.7%	32.8%	31.7%	30.4%	28.8%	27.0%	25.0%	22.8%	20.4%	17.8%	15.1%	12.2%
-40%	20%	29.1%	29.0%	28.6%	28.0%	27.2%	26.1%	24.8%	23.3%	21.6%	19.7%	17.5%	15.3%	12.8%	10.2%	7.4%
-35%	18%	24.0%	23.9%	23.6%	23.0%	22.2%	21.2%	19.9%	18.5%	16.8%	15.0%	12.9%	10.7%	8.4%	5.9%	3.2%
-30%	15%	19.5%	19.4%	19.1%	18.5%	17.7%	16.8%	15.6%	14.2%	12.6%	10.8%	8.8%	6.7%	4.4%	2.0%	-0.5%
-25%	13%	15.5%	15.4%	15.0%	14.5%	13.8%	12.8%	11.6%	10.3%	8.7%	7.0%	5.1%	3.1%	0.9%	-1.4%	-3.9%
-20%	10%	11.8%	11.7%	11.4%	10.9%	10.1%	9.2%	8.1%	6.8%	5.3%	3.6%	1.8%	-0.2%	-2.3%	-4.6%	-7.0%
-15%	8%	8.5%	8.4%	8.1%	7.6%	6.9%	6.0%	4.9%	3.6%	2.1%	0.5%	-1.2%	-3.2%	-5.2%	-7.4%	-9.7%
-10%	5%	5.4%	5.3%	5.0%	4.5%	3.8%	3.0%	1.9%	0.7%	-0.7%	-2.3%	-4.0%	-5.9%	-7.9%	-10.0%	-12.3%
-5%	3%	2.6%	2.5%	2.2%	1.7%	1.1%	0.2%	-0.8%	-2.0%	-3.4%	-4.9%	-6.6%	-8.4%	-10.4%	-12.4%	-14.6%
0%	0%	0.0%	-0.1%	-0.4%	-0.8%	-1.5%	-2.3%	-3.3%	-4.5%	-5.8%	-7.3%	-8.9%	-10.7%	-12.6%	-14.7%	-16.8%
5%	-3%	-2.4%	-2.5%	-2.8%	-3.2%	-3.9%	-4.7%	-5.6%	-6.8%	-8.1%	-9.5%	-11.1%	-12.9%	-14.7%	-16.7%	-18.8%
10%	-5%	-4.7%	-4.7%	-5.0%	-5.5%	-6.1%	-6.9%	-7.8%	-8.9%	-10.2%	-11.6%	-13.2%	-14.9%	-16.7%	-18.6%	-20.7%
15%	-8%	-6.7%	-6.8%	-7.1%	-7.5%	-8.1%	-8.9%	-9.8%	-10.9%	-12.2%	-13.6%	-15.1%	-16.7%	-18.5%	-20.4%	-22.4%
20%	-10%	-8.7%	-8.8%	-9.1%	-9.5%	-10.1%	-10.8%	-11.7%	-12.8%	-14.0%	-15.4%	-16.9%	-18.5%	-20.2%	-22.1%	-24.0%
25%	-13%	-10.6%	-10.6%	-10.9%	-11.3%	-11.9%	-12.6%	-13.5%	-14.6%	-15.8%	-17.1%	-18.6%	-20.1%	-21.9%	-23.7%	-25.6%
30%	-15%	-12.3%	-12.4%	-12.6%	-13.0%	-13.6%	-14.3%	-15.2%	-16.2%	-17.4%	-18.7%	-20.1%	-21.7%	-23.4%	-25.1%	-27.0%
35%	-18%	-13.9%	-14.0%	-14.3%	-14.7%	-15.2%	-15.9%	-16.8%	-17.8%	-18.9%	-20.2%	-21.6%	-23.2%	-24.8%	-26.5%	-28.4%
40%	-20%	-15.5%	-15.6%	-15.8%	-16.2%	-16.7%	-17.4%	-18.3%	-19.3%	-20.4%	-21.7%	-23.0%	-24.5%	-26.2%	-27.9%	-29.7%
45%	-23%	-17.0%	-17.0%	-17.3%	-17.7%	-18.2%	-18.9%	-19.7%	-20.7%	-21.8%	-23.0%	-24.4%	-25.9%	-27.4%	-29.1%	-30.9%
50%	-25%	-18.4%	-18.4%	-18.7%	-19.0%	-19.6%	-20.2%	-21.1%	-22.0%	-23.1%	-24.3%	-25.7%	-27.1%	-28.7%	-30.3%	-32.1%
55%	-28%	-19.7%	-19.8%	-20.0%	-20.4%	-20.9%	-21.5%	-22.3%	-23.3%	-24.4%	-25.6%	-26.9%	-28.3%	-29.8%	-31.4%	-33.2%
60%	-30%	-20.9%	-21.0%	-21.2%	-21.6%	-22.1%	-22.8%	-23.6%	-24.5%	-25.5%	-26.7%	-28.0%	-29.4%	-30.9%	-32.5%	-34.2%

The foregoing tables are intended to isolate the effect of index volatility and index performance on the return of leveraged and inverse funds. The Geared Funds’ actual returns may be significantly greater or less than the returns shown above as a result of any of the factors discussed above or under the below risk factor describing correlation risks.

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

Estimated Fund Return Over One Year When the Fund Objective is to Seek Investment Results For a single day, Before Fees and Expenses, that Correspond to One and One-Half Times (1.5x) the Daily Performance of an Index.

One Year Index Performance	One and One-Half Times (1.5x) One Year	Index Volatility
	Index Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	-90%	-74.7%	-74.7%	-74.8%	-74.9%	-75.1%	-75.3%	-75.5%	-75.8%	-76.2%	-76.6%	-77.0%	-77.4%	-77.9%	-78.4%	-78.9%
-55%	-83%	-69.8%	-69.8%	-69.9%	-70.1%	-70.3%	-70.5%	-70.8%	-71.2%	-71.6%	-72.0%	-72.5%	-73.1%	-73.6%	-74.2%	-74.9%
-50%	-75%	-64.6%	-64.7%	-64.8%	-64.9%	-65.2%	-65.5%	-65.8%	-66.2%	-66.7%	-67.2%	-67.8%	-68.4%	-69.1%	-69.8%	-70.6%
-45%	-68%	-59.2%	-59.2%	-59.4%	-59.6%	-59.8%	-60.2%	-60.6%	-61.0%	-61.6%	-62.2%	-62.9%	-63.6%	-64.4%	-65.2%	-66.1%
-40%	-60%	-53.5%	-53.6%	-53.7%	-53.9%	-54.2%	-54.6%	-55.1%	-55.6%	-56.2%	-56.9%	-57.7%	-58.5%	-59.4%	-60.3%	-61.3%
-35%	-53%	-47.6%	-47.6%	-47.8%	-48.0%	-48.4%	-48.8%	-49.3%	-49.9%	-50.6%	-51.4%	-52.3%	-53.2%	-54.2%	-55.3%	-56.4%
-30%	-45%	-41.4%	-41.5%	-41.7%	-41.9%	-42.3%	-42.8%	-43.4%	-44.1%	-44.8%	-45.7%	-46.7%	-47.7%	-48.8%	-50.0%	-51.3%
-25%	-38%	-35.0%	-35.1%	-35.3%	-35.6%	-36.0%	-36.6%	-37.2%	-38.0%	-38.8%	-39.8%	-40.9%	-42.0%	-43.3%	-44.6%	-46.0%
-20%	-30%	-28.4%	-28.5%	-28.7%	-29.0%	-29.5%	-30.1%	-30.8%	-31.7%	-32.6%	-33.7%	-34.8%	-36.1%	-37.5%	-38.9%	-40.5%
-15%	-23%	-21.6%	-21.7%	-21.9%	-22.3%	-22.8%	-23.4%	-24.2%	-25.2%	-26.2%	-27.4%	-28.6%	-30.0%	-31.5%	-33.1%	-34.8%
-10%	-15%	-14.6%	-14.7%	-14.9%	-15.3%	-15.9%	-16.6%	-17.5%	-18.5%	-19.6%	-20.9%	-22.3%	-23.8%	-25.4%	-27.1%	-29.0%
-5%	-8%	-7.4%	-7.5%	-7.8%	-8.2%	-8.8%	-9.6%	-10.5%	-11.6%	-12.8%	-14.2%	-15.7%	-17.3%	-19.1%	-21.0%	-22.9%
0%	0%	0.0%	-0.1%	-0.4%	-0.8%	-1.5%	-2.3%	-3.3%	-4.5%	-5.8%	-7.3%	-8.9%	-10.7%	-12.6%	-14.7%	-16.8%
5%	8%	7.6%	7.5%	7.2%	6.7%	6.0%	5.1%	4.0%	2.8%	1.3%	-0.3%	-2.0%	-3.9%	-6.0%	-8.2%	-10.5%
10%	15%	15.4%	15.3%	14.9%	14.4%	13.7%	12.7%	11.5%	10.2%	8.7%	6.9%	5.0%	3.0%	0.8%	-1.5%	-4.0%
15%	23%	23.3%	23.2%	22.9%	22.3%	21.5%	20.5%	19.2%	17.8%	16.1%	14.3%	12.3%	10.1%	7.7%	5.3%	2.6%
20%	30%	31.5%	31.3%	31.0%	30.3%	29.5%	28.4%	27.1%	25.6%	23.8%	21.8%	19.7%	17.4%	14.9%	12.2%	9.4%
25%	38%	39.8%	39.6%	39.2%	38.6%	37.7%	36.5%	35.1%	33.5%	31.6%	29.5%	27.2%	24.8%	22.1%	19.3%	16.3%
30%	45%	48.2%	48.1%	47.7%	47.0%	46.0%	44.8%	43.3%	41.6%	39.6%	37.4%	35.0%	32.3%	29.5%	26.5%	23.3%
35%	53%	56.9%	56.7%	56.3%	55.5%	54.5%	53.2%	51.7%	49.8%	47.7%	45.4%	42.8%	40.0%	37.0%	33.9%	30.5%
40%	60%	65.7%	65.5%	65.0%	64.3%	63.2%	61.8%	60.2%	58.2%	56.0%	53.5%	50.8%	47.9%	44.7%	41.4%	37.8%
45%	68%	74.6%	74.4%	73.9%	73.1%	72.0%	70.6%	68.8%	66.8%	64.4%	61.8%	59.0%	55.9%	52.6%	49.0%	45.3%
50%	75%	83.7%	83.5%	83.0%	82.2%	81.0%	79.5%	77.6%	75.5%	73.0%	70.3%	67.3%	64.0%	60.5%	56.8%	52.9%
55%	83%	93.0%	92.8%	92.3%	91.4%	90.1%	88.5%	86.6%	84.3%	81.7%	78.9%	75.7%	72.3%	68.6%	64.7%	60.6%
60%	90%	102.4%	102.2%	101.6%	100.7%	99.4%	97.7%	95.7%	93.3%	90.6%	87.6%	84.3%	80.7%	76.8%	72.7%	68.4%

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

Correlation Risks Specific to the Geared Funds.

In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or overexposed to the benchmarks may prevent such Geared Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closures, large movements of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Geared Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -0.5x, -1x, -2x, 2x, 1.5x, -3x or 3x, as applicable) at the end of each day, and the likelihood of being materially under- or overexposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCMs, and may vary by FCM.

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

Intraday Price Performance Risk.

Each Geared Fund is typically rebalanced at or about the time of its NAV calculation time (which may be other than at the close of the U.S. equity markets). As such, the intraday position of the Geared Fund will generally be different from the Geared Fund’s stated daily investment objective (i.e., -0.5x, -1x, -2x, 2x, 1.5x, -3x or 3x). When Shares are bought intraday, the performance of a Geared Fund’s Shares until the Fund’s next NAV calculation will generally be greater than or less than the Geared Fund’s stated daily inverse, inverse multiple or multiple.

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

These factors interrelate in complex ways, and the effect of one factor on the market value of a Fund may offset or enhance the effect of another factor. In addition, the impact of changes in the level of a commodity index or the value of a commodity or currency will affect investors differently depending upon Commodity Index Fund, Commodity Fund, Currency Fund or VIX Fund in which an investor invests. Daily increases in the level of a commodity index or a VIX futures index or the value of a commodity or currency will negatively impact the daily performance of Shares of the Short and UltraShort Commodity Index, Commodity, Currency or VIX Funds.

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

Risks specific to ProShares UltraShort Euro, ProShares Short Euro and ProShares Ultra Euro.

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

The value of the Shares of the VIX Futures Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by that Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in such Fund’s Shares.

Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by the VIX Futures Fund, including, but not limited to:

•	Prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500, the equity securities included in the S&P 500 and prevailing market prices of options on the S&P 500, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 and the VIX or VIX futures contracts;

•	Interest rates;

•	Inflation rates and investors’ expectations concerning inflation rates;

•	Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of the Mid-Term VIX Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivatives markets;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500;

•	The level of contango or backwardation in the VIX futures contract market;

•	The position limits imposed by FCMs; and

•	The level of margin requirements.

Increases in margin requirements for VIX futures contracts and position limits imposed by futures commission merchants may limit the VIX Futures Fund’s ability to achieve sufficient exposure and prevent the VIX Futures Fund from achieving its investment objective.

VIX futures contracts have been subject to periods of sudden and extreme volatility. As a result of recent market volatility, the exchange on which VIX futures contracts are traded has increased the margin requirements for such contracts, making those margin requirements significantly higher than those for most other types of futures contracts. In addition, the FCMs utilized by the VIX Futures Fund have increased their margin requirements, which are in addition to those imposed by the exchange. Margin requirements are subject to change, and may be raised again in the future by either or both the exchange and the FCMs. High margin requirements could prevent the VIX Futures Fund from obtaining sufficient exposure to VIX futures contracts and may adversely affect its ability to achieve its investment objective. An FCM’s failure to return required margin to the VIX Futures Fund on a timely basis may cause the VIX Futures Fund to delay redemption settlement dates and/or restrict, postpone or limit the right of redemption.

The term “margin” refers to the minimum amount the VIX Futures Fund must deposit and maintain with its FCM in order to establish an open position in futures contracts. The minimum amount of margin required in connection with a particular futures contract is set by the exchange on which such contract is traded and is subject to change at any time during the term of the contract. FCMs may require customers to post additional amounts above the required minimums. Futures contracts are customarily bought and sold on margins that represent a percentage of the aggregate purchase or sales price of the contract.

In addition, as a result of recent market activity, certain of the FCMs utilized by the VIX Futures Fund have imposed their own “position limits” on the VIX Futures Fund. Position limits restrict the amount of exposure to futures contracts the VIX Futures Fund can obtain through such FCMs. As a result, the VIX Futures Fund may need to transact through a number of FCMs to achieve its investment objective. If enough FCMs are not willing to transact with the VIX Futures Fund, or if the position limits imposed by such FCMs do not provide sufficient exposure, the VIX Futures Fund may not be able to achieve its investment objective.

Risks Related to All Funds

Correlation Risks for all Funds.

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of the Financial Instruments held by a Fund and the performance of the applicable benchmark; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs and margin requirements associated with the use of Financial Instruments and commission costs; (5) holding Financial Instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodologies; (7) changes to a benchmark that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; and (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of a benchmark, overweighting or underweighting certain components of a benchmark or obtaining exposure to assets that are not included in a benchmark.

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

Certain of the Funds will use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks or in other swap agreements or forward contracts if such instruments tend to exhibit trading prices or returns that correlate with its benchmark or a component of the benchmark and will further the investment objective of the Fund. Each of the other Funds may invest in swap agreements (for the VIX Funds and the Natural Gas Funds) or forward contracts (for the other Currency Funds: ProShares Short Euro, and ProShares UltraShort Australian Dollar) if position accountability rules or position limits or margin limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevent such Fund from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, the Funds, under these circumstances, could have 100% exposure to swap agreements or forward contracts, as applicable.

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

As of December 31, 2017, the Funds’ approved counterparties for swap agreements and forward contracts are: Deutsche Bank AG, Citibank N.A., UBS AG, Goldman Sachs International and Société Générale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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

To the extent that a Fund places trades on exchanges outside the United States trading on such exchanges is generally not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, the Shares are subject to the risk of adverse exchange rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such investors would not have otherwise been subject had the Funds’ trading been limited to U.S. markets.

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

Changes in U.S. federal income tax law could affect an investment in the Shares.

Recently enacted legislation commonly known as the “Tax Cuts and Jobs Act” has made significant changes to U.S. federal income tax rules. As of the date of this filing, the long-term impact of the Tax Cuts and Jobs Act, including on the Shares, is unclear. Investors are urged to consult their tax advisors regarding the effect of the Tax Cuts and Jobs Act prior to investing in the Shares.

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

Pursuant to relatively recent regulations adopted by the CFTC, swap dealers are required to be registered and are subject to various regulatory requirements, including, but not limited to, margin, recordkeeping, reporting and various business conduct requirements, as well as proposed minimum financial capital requirements.

Pursuant to the Dodd-Frank Act, regulations adopted by the CFTC and the federal banking regulators that are now in effect require swap dealers to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of OTC swaps with a Fund. These requirements may increase the amount of collateral the Funds are required to provide and the costs associated with providing it.

OTC swap agreements submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the CFTC, SEC and/or federal banking regulators. Swap dealers also typically demand the unilateral ability to increase a Fund’s collateral requirements for cleared swap agreements beyond any regulatory and clearinghouse minimums. Such requirements may make it more difficult and costly for investment funds, such as the Funds, to enter into customized transactions. They may also render certain strategies in which a Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If a Fund decides to execute swap agreements through such exchanges or execution facilities, the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.

With respect to cleared OTC derivatives, a Fund will not face a clearinghouse directly but rather will do so through a swap dealer that is registered with the CFTC or SEC and that acts as a clearing member. A Fund may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member. This risk could arise due to a default by the clearing member on its obligations to the clearinghouse triggered by a customer’s failure to meet its obligations to the clearing member.

Swap dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank. This has increased and will continue to increase the swap dealers’ costs, and these increased costs are generally passed through to other market participants such as the Funds in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

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

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by Dodd-Frank or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets. For example, the European Union (“EU”) Markets in Financial Instruments Directive (Directive 2014/65/EU) and Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014) (together “MiFID II”), which has applied since January 3, 2018, governs the provision of investment services and activities in relation to, as well as the organized trading of, financial instruments such as shares, bonds, units in collective investment schemes and derivatives. In particular, MiFID II requires EU Member States to apply position limits to the size of a net position which a person can hold at any time in commodity derivatives traded on trading EU trading venues and in “economically equivalent” OTC contracts. By way of further example, the European Market Infrastructure Regulation (Regulation (EU) No 648/2012) (“EMIR”) introduced certain requirements in respect of OTC derivatives including:(i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts, including the mandatory margining of uncleared OTC derivative contracts; and (iii) reporting and recordkeeping requirements in respect of all derivatives contracts. In the event that the requirements under EMIR and MiFID II apply, these are expected to increase the cost of transacting derivatives.

In addition, regulations adopted by U.S. federal banking regulators that will begin to take effect in 2019 will require certain bank-regulated swap dealer counterparties and certain of their affiliates and subsidiaries, including swap dealers, to include in certain financial contracts, including many derivatives contracts, such as swap agreements, terms that delay or restrict the rights of counterparties, such as a Fund, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in the United Kingdom and the European Union that apply to the Funds’ counterparties located in those jurisdictions. It is possible that these new requirements could adversely affect the Funds’ ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements.

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

In connection with these limits, the Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and OTC derivatives and impose aggregate speculative position limits across regulated U.S. futures, OTC positions and certain futures contracts traded on non-U.S. exchanges. In December 2016, the CFTC re-proposed rules on position limits with respect to the 25 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts. The re-proposed position limits would apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, the CFTC proposed amendments to the requirement of U.S. commodities exchanges to establish corresponding speculative position limits (the “Position Limit Rules”). The re-proposed Position Limit Rules are based on the position limit rules previously proposed in 2013 by the CFTC. In December 2016, the CFTC also adopted final regulations requiring that all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be aggregated for position limit purposes (the “Aggregation Rules”). The re-proposed Position Limit Rules were published in the Federal Register on December 30, 2016, and final Aggregation Rules were published in the Federal Register December 16, 2016 and became effective on February 14, 2017.

Although it is unclear what future position limit rules will be, the Sponsor is subject to current position and accountability limits established by the CFTC and exchanges. Accordingly, it may be required to reduce the size of outstanding positions or not enter into new positions that would otherwise be taken for the Fund or not trade certain markets on behalf of the Fund in order to comply with those limits or any future limits established by the CFTC and the relevant exchanges. Derivatives contract prices could move to a limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of derivatives positions and potentially subjecting the Fund to substantial losses or periods in which the Fund does not create additional Creation Units. Modification of trades made by the Trust, if required, could adversely affect the Trust’s operations and profitability and significantly limit the Trust’s ability to reinvest income in additional contracts, create additional Creation Units, or add to existing positions in the desired amount.

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

Further, in October 2012, CFTC rules became effective, which require each registered FCM to establish risk-based limits on position and order size. As a result, the Trust’s FCMs may be required to reduce their internal limits on the size of the positions they will execute or clear for the Funds, and the Trust may seek to use additional FCMs, which may increase the costs for the Funds and adversely affect the value of the Shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Six of the Funds, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold, and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. One of the Funds, ProShares UltraShort Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. Two of the Funds, ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF, commenced trading on the NYSE Arca on March 24, 2017. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2017

Fund	High	Low
ProShares Short Euro
First Quarter	$45.60	$43.72
Second Quarter	44.82	41.71
Third Quarter	42.03	39.75
Fourth Quarter	41.27	39.99
ProShares Short VIX Short-Term Futures ETF*
First Quarter	$72.23	$48.73
Second Quarter	84.03	60.66
Third Quarter	93.75	68.24
Fourth Quarter	130.48	95.52
ProShares Ultra Bloomberg Crude Oil
First Quarter	$23.22	$16.88
Second Quarter	20.91	12.57
Third Quarter	18.28	13.63
Fourth Quarter	23.44	16.27
ProShares Ultra Bloomberg Natural Gas
First Quarter	$15.59	$9.42
Second Quarter	13.24	9.04
Third Quarter	9.92	8.16
Fourth Quarter	8.63	5.13
ProShares Ultra Euro
First Quarter	$14.80	$13.85
Second Quarter	16.23	14.03
Third Quarter	17.76	15.93
Fourth Quarter	17.46	16.38
ProShares Ultra Gold
First Quarter	$39.08	$33.63
Second Quarter	41.09	36.62
Third Quarter	44.09	35.91
Fourth Quarter	41.05	37.00
ProShares Ultra Silver
First Quarter	$42.39	$33.66
Second Quarter	42.54	32.29
Third Quarter	39.29	29.72
Fourth Quarter	36.08	29.26

Fund	High	Low
ProShares Ultra VIX Short-Term Futures ETF*
First Quarter	$150.00	$61.96
Second Quarter	85.84	36.12
Third Quarter	43.80	20.60
Fourth Quarter	19.78	9.85
ProShares Ultra Yen
First Quarter	$61.19	$54.12
Second Quarter	63.22	57.09
Third Quarter	63.56	56.91
Fourth Quarter	59.42	56.30
ProShares UltraPro 3X Crude Oil ETF
First Quarter	$29.42	$24.75
Second Quarter	33.84	15.30
Third Quarter	26.07	17.13
Fourth Quarter	37.23	21.83
ProShares UltraPro 3X Short Crude Oil ETF
First Quarter	$25.35	$21.07
Second Quarter	34.22	18.07
Third Quarter	29.36	17.02
Fourth Quarter	19.96	10.72
ProShares UltraShort Australian Dollar
First Quarter	$55.09	$47.69
Second Quarter	52.60	47.80
Third Quarter	49.00	43.18
Fourth Quarter	49.67	45.56
ProShares UltraShort Bloomberg Crude Oil
First Quarter	$39.50	$25.66
Second Quarter	36.10	25.98
Third Quarter	38.08	30.24
Fourth Quarter	51.36	33.16
ProShares UltraShort Bloomberg Natural Gas
First Quarter	$41.43	$31.67
Second Quarter	51.49	33.12
Third Quarter	46.65	32.95
Fourth Quarter	36.71	24.56
ProShares UltraShort Euro
First Quarter	$27.73	$25.43
Second Quarter	26.77	23.01
Third Quarter	23.45	20.93
Fourth Quarter	22.58	21.20
ProShares UltraShort Gold
First Quarter	$89.16	$75.12
Second Quarter	79.28	70.43
Third Quarter	80.01	64.58
Fourth Quarter	76.08	68.98
ProShares UltraShort Silver
First Quarter	$37.01	$28.64
Second Quarter	36.45	27.84
Third Quarter	38.60	27.86
Fourth Quarter	36.55	29.97
ProShares UltraShort Yen
First Quarter	$81.52	$71.48
Second Quarter	76.35	68.81
Third Quarter	76.18	68.10
Fourth Quarter	76.54	72.55

Fund	High	Low
ProShares VIX Mid-Term Futures ETF
First Quarter	$41.00	$31.95
Second Quarter	32.80	27.24
Third Quarter	28.24	24.99
Fourth Quarter	25.12	21.14
ProShares VIX Short-Term Futures ETF*
First Quarter	$78.96	$51.56
Second Quarter	60.88	40.88
Third Quarter	45.53	32.53
Fourth Quarter	31.84	22.78

Fiscal Year 2016

Fund	High	Low
ProShares Short Euro
First Quarter	$44.26	$41.76
Second Quarter	43.79	41.03
Third Quarter	43.30	41.73
Fourth Quarter	45.75	42.22
ProShares Short VIX Short-Term Futures ETF*
First Quarter	$25.44	$15.62
Second Quarter	32.60	20.95
Third Quarter	39.54	24.82
Fourth Quarter	48.91	32.16
ProShares Ultra Bloomberg Crude Oil
First Quarter	$12.51	$6.41
Second Quarter	14.13	7.77
Third Quarter	12.59	7.84
Fourth Quarter	11.77	8.30
ProShares Ultra Bloomberg Natural Gas
First Quarter	$20.23	$8.84
Second Quarter	17.65	10.16
Third Quarter	18.54	13.33
Fourth Quarter	19.94	10.88
ProShares Ultra Euro
First Quarter	$16.94	$15.09
Second Quarter	17.33	15.58
Third Quarter	16.59	15.44
Fourth Quarter	16.08	13.54
ProShares Ultra Gold
First Quarter	$42.29	$30.56
Second Quarter	45.25	37.85
Third Quarter	47.79	43.64
Fourth Quarter	43.80	31.88
ProShares Ultra Silver
First Quarter	$35.05	$26.99
Second Quarter	47.67	30.79
Third Quarter	56.55	45.49
Fourth Quarter	46.34	31.36
ProShares Ultra VIX Short-Term Futures ETF*
First Quarter	$1,160.80	$382.20
Second Quarter	441.44	188.60
Third Quarter	183.20	64.12
Fourth Quarter	81.56	30.52

Fund	High	Low
ProShares Ultra Yen
First Quarter	$63.49	$53.40
Second Quarter	69.89	60.92
Third Quarter	77.07	67.58
Fourth Quarter	76.15	54.00
ProShares UltraShort Australian Dollar
First Quarter	$65.86	$51.96
Second Quarter	58.30	49.29
Third Quarter	53.67	49.17
Fourth Quarter	56.16	48.06
ProShares UltraShort Bloomberg Crude Oil
First Quarter	$227.50	$110.68
Second Quarter	148.86	74.12
Third Quarter	119.82	78.98
Fourth Quarter	97.89	63.05
ProShares UltraShort Bloomberg Natural Gas
First Quarter	$84.81	$42.23
Second Quarter	70.63	34.06
Third Quarter	41.26	31.48
Fourth Quarter	45.35	21.90
ProShares UltraShort Euro
First Quarter	$26.26	$23.06
Second Quarter	24.84	22.46
Third Quarter	24.94	23.18
Fourth Quarter	27.87	23.79
ProShares UltraShort Gold
First Quarter	$112.34	$78.41
Second Quarter	84.95	69.72
Third Quarter	71.28	65.57
Fourth Quarter	94.48	70.55
ProShares UltraShort Silver*
First Quarter	$64.61	$46.77
Second Quarter	52.58	31.65
Third Quarter	31.01	25.41
Fourth Quarter	39.79	29.52
ProShares UltraShort Yen
First Quarter	$89.81	$74.50
Second Quarter	76.30	60.61
Third Quarter	67.94	58.96
Fourth Quarter	82.49	60.50
ProShares VIX Mid-Term Futures ETF
First Quarter	$66.66	$52.71
Second Quarter	56.59	50.57
Third Quarter	52.70	45.54
Fourth Quarter	46.69	41.16
ProShares VIX Short-Term Futures ETF*
First Quarter	$395.20	$231.80
Second Quarter	250.80	170.20
Third Quarter	181.00	111.00
Fourth Quarter	126.36	79.28

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

The approximate number of holders of the Shares of each Fund as of December 31, 2017 was as follows:

Fund	Number of Holders
ProShares Short Euro	284
ProShares Short VIX Short-Term Futures ETF	10,062
ProShares Ultra Bloomberg Crude Oil	42,321
ProShares Ultra Bloomberg Natural Gas	4,786
ProShares Ultra Euro	1,266
ProShares Ultra Gold	6,520
ProShares Ultra Silver	22,077
ProShares Ultra VIX Short-Term Futures ETF	60,183
ProShares Ultra Yen	219
ProShares UltraPro 3X Crude Oil ETF	364
ProShares UltraPro 3X Short Crude Oil ETF	877
ProShares UltraShort Australian Dollar	1,090
ProShares UltraShort Bloomberg Crude Oil	7,405
ProShares UltraShort Bloomberg Natural Gas	246
ProShares UltraShort Euro	11,145
ProShares UltraShort Gold	2,063
ProShares UltraShort Silver	2,111
ProShares UltraShort Yen	101
ProShares VIX Mid-Term Futures ETF	2,781
ProShares VIX Short-Term Futures ETF	12,050
Total:	187,951

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2017. The Funds have no obligation to make periodic distributions to Shareholders.

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

Title of Securities Registered	Amount Registered As of December 31, 2017	Shares Sold For the Three Months Ended December 31, 2017	Sale Price of Shares Sold For the Three Months Ended December 31, 2017	Shares Sold For the Year Ended December 31, 2017	Sale Price of Shares Sold For the Year Ended December 31, 2017
ProShares Short Euro Common Units of Beneficial Interest	$153,418,934	—	$—	—	$—
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$9,178,056,779	5,800,000	$655,412,337	52,550,000	$3,985,678,031
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$5,508,543,310	2,900,000	$51,642,537	68,500,000	$1,156,816,574
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$427,459,640	5,950,000	$39,395,864	12,550,000	$106,004,594
ProShares Ultra Euro Common Units of Beneficial Interest	$119,594,796	400,000	$6,750,814	1,600,000	$25,220,169
ProShares Ultra Gold Common Units of Beneficial Interest	$328,071,127	250,000	$9,514,458	650,000	$23,949,465
ProShares Ultra Silver Common Units of Beneficial Interest	$1,388,553,846	600,000	$18,873,000	1,550,000	$50,514,699
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$10,862,875,118	34,400,000	$493,226,991	85,585,000	$2,602,989,881
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—	—	$—
ProShares UltraPro 3X Crude Oil ETF Common Units of Beneficial Interest	$1,020,000,000	350,000	$11,053,119	1,750,008	$40,659,738
ProShares UltraPro 3X Short Crude Oil ETF Common Units of Beneficial Interest	$1,020,000,000	1,250,000	$15,919,094	2,300,008	$38,429,372
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$172,771,084	100,000	$4,801,797	100,000	$4,801,797
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$2,167,514,328	3,800,000	$112,846,007	14,500,000	$510,910,744
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$344,275,705	350,000	$13,898,582	650,000	$23,216,158

Title of Securities Registered	Amount Registered As of December 31, 2017	Shares Sold For the Three Months Ended December 31, 2017	Sale Price of Shares Sold For the Three Months Ended December 31, 2017	Shares Sold For the Year Ended December 31, 2017	Sale Price of Shares Sold For the Year Ended December 31, 2017
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,916,296,347	600,000	$13,290,109	2,400,000	$54,352,755
ProShares UltraShort Gold Common Units of Beneficial Interest	$312,159,711	50,000	$3,802,700	350,000	$26,178,336
ProShares UltraShort Silver Common Units of Beneficial Interest	$1,950,297,178	150,000	$4,692,722	850,000	$26,717,920
ProShares UltraShort Yen Common Units of Beneficial Interest	$951,478,689	100,000	$7,541,354	1,000,000	$76,657,434
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$555,231,376	100,000	$2,334,755	950,000	$26,311,779
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,878,742,424	1,625,000	$44,343,586	7,750,000	$318,930,520
Total:		58,775,000	$1,509,339,826	255,585,016	$9,098,339,966

c)	From October 1, 2017 through December 31, 2017, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short Euro
10/01/17 to 10/31/17	—	$—
11/01/17 to 11/30/17	—	$—
12/01/17 to 12/31/17	—	$—
ProShares Short VIX Short-Term Futures ETF*
10/01/17 to 10/31/17	2,600,000	$99.55
11/01/17 to 11/30/17	4,100,000	$111.80
12/01/17 to 12/31/17	4,150,000	$133.84
ProShares Ultra Bloomberg Crude Oil
10/01/17 to 10/31/17	7,150,000	$18.43
11/01/17 to 11/30/17	5,550,000	$21.47
12/01/17 to 12/31/17	2,800,000	$22.74
ProShares Ultra Bloomberg Natural Gas
10/01/17 to 10/31/17	150,000	$8.39
11/01/17 to 11/30/17	1,100,000	$8.10
12/01/17 to 12/31/17	850,000	$6.37
ProShares Ultra Euro
10/01/17 to 10/31/17	—	$—
11/01/17 to 11/30/17	550,000	$16.71
12/01/17 to 12/31/17	100,000	$16.92
ProShares Ultra Gold
10/01/17 to 10/31/17	—	$—
11/01/17 to 11/30/17	50,000	$38.65
12/01/17 to 12/31/17	100,000	$36.91
ProShares Ultra Silver
10/01/17 to 10/31/17	—	$—
11/01/17 to 11/30/17	—	$—
12/01/17 to 12/31/17	100,000	$33.55
ProShares Ultra VIX Short-Term Futures ETF*
10/01/17 to 10/31/17	8,850,000	$16.84
11/01/17 to 11/30/17	5,500,000	$15.78
12/01/17 to 12/31/17	7,850,000	$11.47
ProShares Ultra Yen
10/01/17 to 10/31/17	50,000	$58.31
11/01/17 to 11/30/17	—	$—
12/01/17 to 12/31/17	—	$—
ProShares UltraPro 3X Crude Oil ETF
10/01/17 to 10/31/17	150,000	$27.83
11/01/17 to 11/30/17	150,000	$30.14
12/01/17 to 12/31/17	50,000	$32.18
ProShares UltraPro 3X Short Crude Oil ETF
10/01/17 to 10/31/17	100,000	$19.98
11/01/17 to 11/30/17	—	$—
12/01/17 to 12/31/17	50,000	$12.68
ProShares UltraShort Australian Dollar
10/01/17 to 10/31/17	—	$—
11/01/17 to 11/30/17	—	$—
12/01/17 to 12/31/17	—	$—
ProShares UltraShort Bloomberg Crude Oil
10/01/17 to 10/31/17	900,000	$36.21
11/01/17 to 11/30/17	350,000	$29.29
12/01/17 to 12/31/17	350,000	$30.29
ProShares UltraShort Bloomberg Natural Gas
10/01/17 to 10/31/17	50,000	$39.96
11/01/17 to 11/30/17	200,000	$39.49
12/01/17 to 12/31/17	100,000	$45.72

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort Euro
10/01/17 to 10/31/17	500,000	$22.06
11/01/17 to 11/30/17	500,000	$21.79
12/01/17 to 12/31/17	500,000	$21.75
ProShares UltraShort Gold
10/01/17 to 10/31/17	—	$—
11/01/17 to 11/30/17	100,000	$72.34
12/01/17 to 12/31/17	—	$—
ProShares UltraShort Silver
10/01/17 to 10/31/17	100,000	$29.92
11/01/17 to 11/30/17	100,000	$31.04
12/01/17 to 12/31/17	200,000	$33.47
ProShares UltraShort Yen
10/01/17 to 10/31/17	100,000	$73.96
11/01/17 to 11/30/17	50,000	$72.60
12/01/17 to 12/31/17	200,000	$75.00
ProShares VIX Mid-Term Futures ETF
10/01/17 to 10/31/17	75,000	$24.67
11/01/17 to 11/30/17	200,000	$23.25
12/01/17 to 12/31/17	375,000	$21.65
ProShares VIX Short-Term Futures ETF*
10/01/17 to 10/31/17	300,000	$29.63
11/01/17 to 11/30/17	600,000	$27.58
12/01/17 to 12/31/17	700,000	$26.20

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and the Share split for ProShares Short VIX Short-Term Futures ETF.

Item 6. Selected Financial Data.

Financial Highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES SHORT EURO

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$8,041,728	$15,859,440	$17,524,993	$14,032,932	$8,903,836
Total shareholders’ equity at end of period	7,991,880	15,770,088	17,510,898	14,021,804	8,896,842
Net investment income (loss)	(37,627)	(122,728)	(178,761)	(118,247)	(51,170)
Net realized and unrealized gain (loss)	(1,461,940)	553,281	1,417,580	2,011,540	(359,542)
Net income (loss)	(1,499,567)	430,553	1,238,819	1,893,293	(410,712)
Net increase (decrease) in net asset value per share	(5.10)	1.28	3.72	4.48	(2.04)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$816,337,770	$228,630,598	$674,236,256	$541,342,389	$141,868,875
Total shareholders’ equity at end of period	770,163,871	228,075,387	642,811,361	506,556,124	141,751,202
Net investment income (loss)	(5,373,544)	(5,396,850)	(5,798,200)	(4,285,469)	(1,328,369)
Net realized and unrealized gain (loss)	924,694,573	419,316,869	96,936,157	52,474,493	96,687,035
Net income (loss)	919,321,029	413,920,019	91,137,957	48,189,024	95,358,666
Net increase (decrease) in net asset value per share*	81.68	20.21	(5.29)	(3.05)	17.22

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$534,325,767	$962,419,733	$859,276,004	$532,881,413	$143,904,994
Total shareholders’ equity at end of period	524,445,526	933,731,860	783,922,475	450,562,988	142,773,429
Net investment income (loss)	(1,379,461)	(6,631,380)	(8,473,155)	(1,766,364)	(2,196,281)
Net realized and unrealized gain (loss)	35,389,465	225,050,768	(863,611,244)	(368,561,922)	68,042,170
Net income (loss)	34,010,004	218,419,388	(872,084,399)	(370,328,286)	65,845,889
Net increase (decrease) in net asset value per share	0.32	(1.81)	(76.33)	(219.42)	26.96

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$67,524,849	$44,767,860	$38,879,917	$80,051,311	$68,626,038
Total shareholders’ equity at end of period	63,268,950	43,203,386	38,851,184	70,433,207	62,915,779
Net investment income (loss)	(233,762)	(384,486)	(761,335)	(528,581)	(821,690)
Net realized and unrealized gain (loss)	(36,107,690)	13,794,133	(59,570,610)	(37,694,009)	41,585,400
Net income (loss)	(36,341,452)	13,409,647	(60,331,945)	(38,222,590)	40,763,710
Net increase (decrease) in net asset value per share	(12.32)	0.28	(43.08)	(93.70)	(0.84)

PROSHARES ULTRA EURO

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$9,656,271	$12,500,772	$12,437,492	$3,089,736	$2,626,494
Total shareholders’ equity at end of period	9,591,516	11,914,585	10,857,730	2,981,441	2,603,827
Net investment income (loss)	(29,782)	(74,522)	(104,071)	(22,247)	(35,024)
Net realized and unrealized gain (loss)	3,049,926	(1,039,312)	(1,274,395)	(625,043)	224,084
Net income (loss)	3,020,144	(1,113,834)	(1,378,466)	(647,290)	189,060
Net increase (decrease) in net asset value per share	3.42	(1.49)	(4.36)	(6.16)	1.68

PROSHARES ULTRA GOLD

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$93,779,522	$96,632,172	$72,172,441	$104,091,956	$141,039,466
Total shareholders’ equity at end of period	93,708,748	92,127,200	69,864,815	102,003,345	132,017,405
Net investment income (loss)	(136,329)	(650,951)	(796,424)	(1,157,348)	(1,925,215)
Net realized and unrealized gain (loss)	19,581,562	3,617,098	(22,915,651)	(784,329)	(156,804,545)
Net income (loss)	19,445,233	2,966,147	(23,712,075)	(1,941,677)	(158,729,760)
Net increase (decrease) in net asset value per share	6.98	3.17	(10.27)	(1.25)	(42.51)

PROSHARES ULTRA SILVER

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$261,786,204	$296,979,700	$239,160,686	$305,793,515	$468,353,977
Total shareholders’ equity at end of period	258,244,696	275,779,940	216,416,642	291,169,743	465,479,519
Net investment income (loss)	(409,752)	(2,179,392)	(2,507,859)	(3,968,608)	(5,280,707)
Net realized and unrealized gain (loss)	10,949,744	63,914,077	(88,492,326)	(165,444,157)	(558,275,777)
Net income (loss)	10,539,992	61,734,685	(91,000,185)	(169,412,765)	(563,556,484)
Net increase (decrease) in net asset value per share	0.11	6.38	(12.31)	(23.96)	(108.56)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$394,379,433	$552,972,566	$560,771,363	$358,364,869	$229,779,878
Total shareholders’ equity at end of period	394,035,141	515,758,754	547,708,740	351,789,953	226,233,584
Net investment income (loss)	(4,896,061)	(8,936,777)	(7,410,148)	(5,359,486)	(4,828,761)
Net realized and unrealized gain (loss)	(1,047,275,669)	(1,587,220,286)	(419,888,086)	(75,812,141)	(432,159,208)
Net income (loss)	(1,052,171,730)	(1,596,157,063)	(427,298,234)	(81,171,627)	(436,987,969)
Net increase (decrease) in net asset value per share*	(163.60)	(2,634.47)	(9,737.60)	(20,994.93)	(367,957.33)

PROSHARES ULTRA YEN

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$2,901,405	$5,887,949	$5,483,876	$2,135,192	$2,960,724
Total shareholders’ equity at end of period	2,864,269	5,540,957	5,473,848	2,118,028	2,795,026
Net investment income (loss)	(21,882)	(45,847)	(44,423)	(20,862)	(31,774)
Net realized and unrealized gain (loss)	260,916	113,155	(196,091)	(396,529)	(1,544,017)
Net income (loss)	239,034	67,308	(240,514)	(417,391)	(1,575,791)
Net increase (decrease) in net asset value per share	1.89	0.68	(1.72)	(18.05)	(38.21)

PROSHARES ULTRAPRO 3x CRUDE OIL ETF

January 13, 2017 (Inception) through December 31, 2017
Total assets	$11,335,483
Total shareholders’ equity at end of period	11,335,483
Net investment income (loss)	(119,518)
Net realized and unrealized gain (loss)	7,436,616
Net income (loss)	7,317,098
Net increase (decrease) in net asset value per share	12.78

PROSHARES ULTRAPRO 3x SHORT CRUDE OIL ETF

January 13, 2017 (Inception) through December 31, 2017
Total assets	$21,688,274
Total shareholders’ equity at end of period	21,161,176
Net investment income (loss)	(110,590)
Net realized and unrealized gain (loss)	(10,034,783)
Net income (loss)	(10,145,373)
Net increase (decrease) in net asset value per share	(14.42)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$13,766,301	$16,658,768	$20,477,446	$23,139,187	$28,091,462
Total shareholders’ equity at end of period	13,702,102	16,613,473	20,460,679	23,120,790	27,983,279
Net investment income (loss)	(46,774)	(145,652)	(209,987)	(213,183)	(159,424)
Net realized and unrealized gain (loss)	(2,943,227)	(1,183,820)	3,166,384	2,121,121	3,553,299
Net income (loss)	(2,990,001)	(1,329,472)	2,956,397	1,907,938	3,393,875
Net increase (decrease) in net asset value per share	(9.71)	(3.08)	7.08	4.74	8.83

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$257,334,914	$213,341,677	$96,858,373	$173,193,149	$258,594,876
Total shareholders’ equity at end of period	225,843,284	200,958,303	95,897,894	169,210,110	256,060,149
Net investment income (loss)	(355,651)	(1,408,964)	(2,166,211)	(2,415,841)	(2,544,628)
Net realized and unrealized gain (loss)	(27,449,491)	(90,265,381)	57,732,875	145,729,447	(6,221,827)
Net income (loss)	(27,805,142)	(91,674,345)	55,566,664	143,313,606	(8,766,455)
Net increase (decrease) in net asset value per share	(7.39)	(34.90)	27.61	23.12	(4.28)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$7,009,957	$4,042,309	$11,260,804	$14,698,814	$22,744,708
Total shareholders’ equity at end of period	6,902,743	4,038,794	10,462,856	14,688,564	22,734,767
Net investment income (loss)	(54,451)	(122,172)	(177,124)	(460,907)	(209,360)
Net realized and unrealized gain (loss)	4,146,852	2,578,744	8,800,372	11,696,119	(1,952,152)
Net income (loss)	4,092,401	2,456,572	8,623,248	11,235,212	(2,161,512)
Net increase (decrease) in net asset value per share	16.38	(23.43)	18.54	4.67	(10.73)

PROSHARES ULTRASHORT EURO

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$209,513,363	$356,811,359	$556,539,359	$519,833,940	$438,217,450
Total shareholders’ equity at end of period	202,548,197	349,392,650	522,306,518	517,191,349	418,001,115
Net investment income (loss)	(396,715)	(2,764,657)	(5,000,587)	(3,994,145)	(4,375,512)
Net realized and unrealized gain (loss)	(62,222,928)	19,174,666	86,176,969	114,182,807	(48,644,550)
Net income (loss)	(62,619,643)	16,410,009	81,176,382	110,188,662	(53,020,062)
Net increase (decrease) in net asset value per share	(5.87)	1.54	3.95	4.53	(1.96)

PROSHARES ULTRASHORT GOLD

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$33,013,345	$63,709,441	$75,031,735	$84,214,601	$154,835,279
Total shareholders’ equity at end of period	31,497,410	63,653,647	74,971,764	81,861,762	139,436,456
Net investment income (loss)	(60,865)	(461,423)	(703,582)	(857,817)	(1,175,860)
Net realized and unrealized gain (loss)	(11,543,036)	(11,000,717)	16,807,446	(13,246,612)	63,024,399
Net income (loss)	(11,603,901)	(11,462,140)	16,103,864	(14,104,429)	61,848,539
Net increase (decrease) in net asset value per share	(20.86)	(24.55)	19.23	(6.87)	39.65

PROSHARES ULTRASHORT SILVER

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$19,713,505	$23,037,206	$56,035,123	$53,254,791	$115,311,683
Total shareholders’ equity at end of period	14,806,259	23,017,656	55,987,938	53,007,867	112,989,686
Net investment income (loss)	(36,600)	(255,853)	(516,464)	(585,841)	(973,304)
Net realized and unrealized gain (loss)	(1,980,408)	(20,928,956)	14,943,700	17,926,873	91,898,519
Net income (loss)	(2,017,008)	(21,184,809)	14,427,236	17,341,032	90,925,215
Net increase (decrease) in net asset value per share	(5.60)	(27.27)	6.77	12.92	19.19

PROSHARES ULTRASHORT YEN

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$134,986,033	$277,139,658	$261,207,696	$534,061,601	$590,489,940
Total shareholders’ equity at end of period	131,077,453	276,781,747	237,372,900	531,471,873	588,121,516
Net investment income (loss)	(355,974)	(1,609,562)	(3,623,678)	(3,741,601)	(4,398,231)
Net realized and unrealized gain (loss)	(23,960,625)	8,431,035	(3,541,134)	96,873,706	155,319,469
Net income (loss)	(24,316,599)	6,821,473	(7,164,812)	93,132,105	150,921,238
Net increase (decrease) in net asset value per share	(5.31)	(7.70)	(1.39)	18.47	20.11

PROSHARES VIX MID-TERM FUTURES ETF

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$27,429,888	$47,936,506	$27,671,016	$29,430,266	$56,501,754
Total shareholders’ equity at end of period	26,347,948	45,818,914	27,650,638	21,459,575	51,134,323
Net investment income (loss)	(81,807)	(294,491)	(240,600)	(386,478)	(546,566)
Net realized and unrealized gain (loss)	(26,246,741)	(12,029,971)	(3,939,933)	(9,219,527)	(31,648,251)
Net income (loss)	(26,328,548)	(12,324,462)	(4,180,533)	(9,606,005)	(32,194,817)
Net increase (decrease) in net asset value per share	(20.85)	(11.82)	(9.64)	(13.58)	(61.62)

PROSHARES VIX SHORT-TERM FUTURES ETF*

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total assets	$141,228,210	$174,247,783	$105,350,240	$111,540,076	$279,169,502
Total shareholders’ equity at end of period	137,741,560	174,160,146	105,272,823	111,459,325	270,398,554
Net investment income (loss)	(293,186)	(1,436,647)	(1,150,794)	(1,118,548)	(1,584,119)
Net realized and unrealized gain (loss)	(198,310,919)	(194,856,158)	(26,753,742)	22,228,972	(161,051,480)
Net income (loss)	(198,604,105)	(196,292,805)	(27,904,536)	21,110,424	(162,635,599)
Net increase (decrease) in net asset value per share*	(61.52)	(179.98)	(153.80)	(152.13)	(7,822.98)

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

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

Introduction

As further described in Item 1 in this Annual Report on Form 10-K, each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to either the inverse (-1x) or the one-half inverse (-0.5x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. The “UltraPro” Fund seeks results for a single day that correspond (before fees and expenses) to three times (3x) the performance of its benchmark. The “UltraPro Short” Fund seeks results for a single day that correspond (before fees and expenses) to three times the inverse (-3x) the performance of its benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next.

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

Each Geared Fund seeks investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, and usually will differ from -0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x, of the return of the Geared Fund’s benchmark for that period. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily, leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2017, 2016 and 2015, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Year Ended December 31, 2017	Interest Income Year Ended December 31, 2016	Interest Income Year Ended December 31, 2015
ProShares Short Euro	$75,953	$32,959	$4,504
ProShares Short VIX Short-Term Futures ETF	6,001,679	1,126,057	180,686
ProShares Ultra Bloomberg Crude Oil	5,982,049	2,170,633	396,158
ProShares Ultra Bloomberg Natural Gas	339,079	72,943	20,167
ProShares Ultra Euro	94,761	25,015	2,797
ProShares Ultra Gold	766,560	249,319	42,700
ProShares Ultra Silver	2,142,183	842,215	156,353
ProShares Ultra VIX Short-Term Futures ETF	3,040,059	1,639,964	156,187
ProShares Ultra Yen	28,639	16,858	3,609
ProShares UltraPro 3X Crude Oil ETF*	9,696	—	—
ProShares UltraPro 3X Short Crude Oil ETF*	5,930	—	—
ProShares UltraShort Australian Dollar	85,306	43,459	5,998
ProShares UltraShort Bloomberg Crude Oil	1,661,295	500,160	60,884
ProShares UltraShort Bloomberg Natural Gas	38,651	19,053	5,830
ProShares UltraShort Euro	2,048,455	1,012,886	264,845
ProShares UltraShort Gold	283,917	164,570	31,999
ProShares UltraShort Silver	157,745	93,483	23,831
ProShares UltraShort Yen	1,446,842	531,771	135,814
ProShares VIX Mid-Term Futures ETF	256,920	107,409	8,293
ProShares VIX Short-Term Futures ETF	1,238,374	466,392	42,319

*	Fund commenced investment operations on March 24, 2017.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 22, 2018, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2017.

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

Results of Operations for the Year Ended December 31, 2017 Compared to the Years Ended December 31, 2016 and 2015

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$15,770,088	$17,510,898	$14,021,804
NAV end of period	$7,991,880	$15,770,088	$17,510,898
Percentage change in NAV	(49.3)%	(9.9)%	24.9%
Shares outstanding beginning of period	350,000	400,005	350,005
Shares outstanding end of period	200,000	350,000	400,005
Percentage change in shares outstanding	(42.9)%	(12.5)%	14.3%
Shares created	—	50,000	550,000
Shares redeemed	150,000	100,005	500,000
Per share NAV beginning of period	$45.06	$43.78	$40.06
Per share NAV end of period	$39.96	$45.06	$43.78
Percentage change in per share NAV	(11.3)%	2.9%	9.3%
Percentage change in benchmark	15.3%	(3.1)%	(10.2)%
Benchmark annualized volatility	7.2%	8.3%	12.1%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,000 outstanding Shares at December 31, 2016 to 200,000 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from a decrease from 400,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding Shares at December 31, 2014 to 400,005 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.3% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 2.9% for the year ended December 31, 2016, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2017. The Fund’s per Share NAV increase of 2.9% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 9.3% for the year ended December 31, 2015, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $45.65 per Share and reached its low for the year on September 8, 2017 at $39.73 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 20, 2016 at $45.67 per Share and reached its low for the year on May 2, 2016 at $41.22 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on March 13, 2015 at $46.07 per Share and reached its low for the year on January 2, 2015 at $40.37 per Share.

The benchmark’s rise of 15.3% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. The benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(37,627)	$(122,728)	$(178,761)
Management fee	111,736	153,021	179,286
Brokerage commission	1,844	2,666	3,979
Net realized gain (loss)	(1,162,371)	663,807	1,559,643
Change in net unrealized appreciation/depreciation	(299,569)	(110,526)	(142,063)
Net income (loss)	$(1,499,567)	$430,553	$1,238,819

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$228,075,387	$642,811,361	$506,556,124
NAV end of period	$770,163,871	$228,075,387	$642,811,361
Percentage change in NAV	237.7%	(64.5)%	26.9%
Shares outstanding beginning of period	5,000,000	25,300,080	16,500,080
Shares outstanding end of period	6,050,000	5,000,000	25,300,080
Percentage change in shares outstanding	21.0%	(80.2)%	53.3%
Shares created	52,550,000	105,900,000	48,200,000
Shares redeemed	51,500,000	126,200,080	39,400,000
Per share NAV beginning of period	$45.62	$25.41	$30.70
Per share NAV end of period	$127.30	$45.62	$25.41
Percentage change in per share NAV	179.0%	79.5%	(17.2)%
Percentage change in benchmark	(72.1)%	(67.8)%	(36.1)%
Benchmark annualized volatility	48.8%	72.5%	78.6%

During the year ended December 31, 2017, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 5,000,000 outstanding Shares at December 31, 2016 to 6,050,000 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 25,300,080 outstanding Shares at December 31, 2015 to 5,000,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 16,500,080 outstanding Shares at December 31, 2014 to 25,300,080 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 179.0% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 79.5% for the year ended December 31, 2016 was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV increase of 79.5% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 17.2% for the year ended December 31, 2015, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on December 21, 2017 at $130.27 per Share and reached its low for the year on January 3, 2017 at $49.10 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 21, 2016 at $49.05 per Share and reached its low for the year on February 11, 2016 at $15.75 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on June 23, 2015 at $48.86 per Share and reached its low for the year on September 1, 2015 at $21.79 per Share.

The benchmark’s decline of 72.1% for the year ended December 31, 2017, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2017. By comparison, the benchmark’s decline of 67.8% for the year ended December 31, 2016, as compared to the benchmark’s decline of 36.1% for the year ended December 31, 2015, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(5,373,544)	$(5,396,850)	$(5,798,200)
Management fee	7,147,223	4,448,808	4,043,491
Brokerage commission	4,226,442	2,074,099	1,935,395
Net realized gain (loss)	897,400,073	440,379,719	69,828,657
Change in net unrealized appreciation/depreciation	27,294,500	(21,062,850)	27,107,500
Net income (loss)	$919,321,029	$413,920,019	$91,137,957

The Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a greater decline in futures prices during the year ended December 31, 2017. By comparison, the Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a greater decline in futures prices during the year ended December 31, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$933,731,860	$783,922,475	$450,562,988
NAV end of period	$524,445,526	$933,731,860	$783,922,475
Percentage change in NAV	(43.8)%	19.1%	74.0%
Shares outstanding beginning of period	40,013,933	31,163,934	4,439,917
Shares outstanding end of period	22,161,317	40,013,933	31,163,934
Percentage change in shares outstanding	(44.6)%	28.4%	601.9%
Shares created	68,500,000	62,875,000	43,415,000
Shares redeemed	86,352,616	54,025,001	16,690,983
Per share NAV beginning of period	$23.34	$25.15	$101.48
Per share NAV end of period	$23.66	$23.34	$25.15
Percentage change in per share NAV	1.4%	(7.2)%	(75.2)%
Percentage change in benchmark	5.1%	6.7%	(44.4)%
Benchmark annualized volatility	24.6%	44.5%	45.5%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 40,013,933 outstanding Shares at December 31, 2016 to 22,161,317 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 31,163,934 outstanding Shares at December 31, 2015 to 40,013,933 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 4,439,917 outstanding Shares at December 31, 2014 to 31,163,934 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.4% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 7.2% for the year ended December 31, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 7.2% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 75.2% for the year ended December 31, 2015, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on December 29, 2017 at $23.67 per Share and reached its low for the year on June 21, 2017 at $12.64 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on June 8, 2016 at $28.16 per Share and reached its low for the year on February 11, 2016 at $12.02 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on May 6, 2015 at $101.92 per Share and reached its low for the year on December 21, 2015 at $23.58 per Share.

The benchmark’s rise of 5.1% for the year ended December 31, 2017, as compared to the benchmark’s rise of 6.7% for the year ended December 31, 2016, can be attributed to a lesser increase in the price of WTI Crude Oil during the year ended December 31, 2017. By comparison, the benchmark’s rise of 6.7% for the year ended December 31, 2016, as compared to the benchmark’s decline of 44.4% for the year ended December 31, 2015, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(1,379,461)	$(6,631,380)	$(8,473,155)
Management fee	7,120,247	8,263,078	8,230,180
Brokerage commission	241,263	538,935	639,133
Net realized gain (loss)	22,131,716	74,043,666	(896,154,368)
Change in net unrealized appreciation/depreciation	13,257,749	151,007,102	32,543,124
Net income (loss)	$34,010,004	$218,419,388	$(872,084,399)

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a lesser increase in the price of WTI Crude Oil during the year ended December 31, 2017. By comparison, the Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of WTI Crude Oil during the year ended December 31, 2016.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$43,203,386	$38,851,184	$70,433,207
NAV end of period	$63,268,950	$43,203,386	$38,851,184
Percentage change in NAV	46.4%	11.2%	(44.8)%
Shares outstanding beginning of period	2,292,169	2,092,170	1,142,485
Shares outstanding end of period	9,692,169	2,292,169	2,092,170
Percentage change in shares outstanding	322.8%	9.6%	83.1%
Shares created	12,550,000	3,450,000	2,137,500
Shares redeemed	5,150,000	3,250,001	1,187,815
Per share NAV beginning of period	$18.85	$18.57	$61.65
Per share NAV end of period	$6.53	$18.85	$18.57
Percentage change in per share NAV	(65.4)%	1.5%	(69.9)%
Percentage change in benchmark	(36.4)%	10.0%	(40.0)%
Benchmark annualized volatility	35.5%	40.3%	40.4%

During the year ended December 31, 2017, the increase in the Fund’s NAV resulted from an increase from 2,292,169 outstanding Shares at December 31, 2016 to 9,692,169 outstanding Shares at December 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 2,092,170 outstanding Shares at December 31, 2015 to 2,292,169 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,142,485 outstanding Shares at December 31, 2014 to 2,092,170 outstanding Shares at December 31, 2015.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 65.4% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 1.5% for the year ended December 31, 2016, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV increase of 1.5% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 69.9% for the year ended December 31, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 17, 2017 at $15.76 per Share and reached its low for the year on December 21, 2017 at $5.09 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 28, 2016 at $20.33 per Share and reached its low for the year on March 3, 2016 at $8.89 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 14, 2015 at $74.33 per Share and reached its low for the year on December 16, 2015 at $12.83 per Share.

The benchmark’s decline of 36.4% for the year ended December 31, 2017, as compared to the benchmark’s rise of 10.0% for the year ended December 31, 2016, can be attributed to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2017. By comparison, the benchmark’s rise of 10.0% for the year ended December 31, 2016, as compared to the benchmark’s decline of 40.0% for the year ended December 31, 2015, can be attributed to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(233,762)	$(384,486)	$(761,335)
Management fee	446,589	325,435	574,158
Brokerage commission	126,252	131,994	207,344
Net realized gain (loss)	(40,794,286)	17,571,111	(100,772,476)
Change in net unrealized appreciation/depreciation	4,686,596	(3,776,978)	41,201,866
Net income (loss)	$(36,341,452)	$13,409,647	$(60,331,945)

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2017. By comparison, the Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2016.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$11,914,585	$10,857,730	$2,981,441
NAV end of period	$9,591,516	$11,914,585	$10,857,730
Percentage change in NAV	(19.5)%	9.7%	264.2%
Shares outstanding beginning of period	850,000	700,014	150,014
Shares outstanding end of period	550,000	850,000	700,014
Percentage change in shares outstanding	(35.3)%	21.4%	366.6%
Shares created	1,600,000	300,000	950,000
Shares redeemed	1,900,000	150,014	400,000
Per share NAV beginning of period	$14.02	$15.51	$19.87
Per share NAV end of period	$17.44	$14.02	$15.51
Percentage change in per share NAV	24.4%	(9.6)%	(21.9)%
Percentage change in benchmark	15.3%	(3.1)%	(10.2)%
Benchmark annualized volatility	7.2%	8.3%	12.1%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 850,000 outstanding Shares at December 31, 2016 to 550,000 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 700,014 outstanding Shares at December 31, 2015 to 850,000 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 700,014 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 24.4% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 9.6% for the year ended December 31, 2016, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 9.6% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 21.9% for the year ended December 31, 2015, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on September 8, 2017 at $17.79 per Share and reached its low for the year on January 3, 2017 at $13.68 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on April 1, 2016 at $17.23 per Share and reached its low for the year on December 20, 2016 at $13.68 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 2, 2015 at $19.55 per Share and reached its low for the year on November 30, 2015 at $14.73 per Share.

The benchmark’s rise of 15.3% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. By comparison, the benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(29,782)	$(74,522)	$(104,071)
Management fee	124,543	99,537	106,868
Net realized gain (loss)	2,212,226	139,113	(1,982,317)
Change in net unrealized appreciation/depreciation	837,700	(1,178,425)	707,922
Net income (loss)	$3,020,144	$(1,113,834)	$(1,378,466)

The Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. By comparison, the Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$92,127,200	$69,864,815	$102,003,345
NAV end of period	$93,708,748	$92,127,200	$69,864,815
Percentage change in NAV	1.7%	31.9%	(31.5)%
Shares outstanding beginning of period	2,800,000	2,350,014	2,550,014
Shares outstanding end of period	2,350,000	2,800,000	2,350,014
Percentage change in shares outstanding	(16.1)%	19.1%	(7.8)%
Shares created	650,000	1,050,000	150,000
Shares redeemed	1,100,000	600,014	350,000
Per share NAV beginning of period	$32.90	$29.73	$40.00
Per share NAV end of period	$39.88	$32.90	$29.73
Percentage change in per share NAV	21.2%	10.7%	(25.7)%
Percentage change in benchmark	12.7%	8.1%	(12.1)%
Benchmark annualized volatility	11.2%	16.5%	14.4%

During the year ended December 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,800,000 outstanding Shares at December 31, 2016 to 2,350,000 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 2,350,014 outstanding Shares at December 31, 2015 to 2,800,000 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,350,014 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.2% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 10.7% for the year ended December 31, 2016 was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2017. By comparison, the Fund’s per Share NAV increase of 10.7% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 25.7% for the year ended December 31, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on September 8, 2017 at $43.95 per Share and reached its low for the year on January 3, 2017 at $33.18 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on July 6, 2016 at $47.89 per Share and reached its low for the year on January 5, 2016 at $30.67 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 22, 2015 at $46.03 per Share and reached its low for the year on December 17, 2015 at $29.17 per Share.

The benchmark’s rise of 12.7% for the year ended December 31, 2017, as compared to the benchmark’s rise of 8.1% for the year ended December 31, 2016, can be attributed to a greater increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2017. By comparison, the benchmark’s rise of 8.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 12.1% for the year ended December 31, 2015, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(136,329)	$(650,951)	$(796,424)
Management fee	902,841	900,227	839,083
Brokerage commission	48	43	41
Net realized gain (loss)	11,485,101	5,815,759	(18,606,208)
Change in net unrealized appreciation/depreciation	8,096,461	(2,198,661)	(4,309,443)
Net income (loss)	$19,445,233	$2,966,147	$(23,712,075)

The Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to greater increase in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the year ended December 31, 2017. By comparison, the Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the year ended December 31, 2016.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$275,779,940	$216,416,642	$291,169,743
NAV end of period	$258,244,696	$275,779,940	$216,416,642
Percentage change in NAV	(6.4)%	27.4%	(25.7)%
Shares outstanding beginning of period	8,246,526	7,996,533	7,396,533
Shares outstanding end of period	7,696,526	8,246,526	7,996,533
Percentage change in shares outstanding	(6.7)%	3.1%	8.1%
Shares created	1,550,000	2,800,000	2,700,000
Shares redeemed	2,100,000	2,550,007	2,100,000
Per share NAV beginning of period	$33.44	$27.06	$39.37
Per share NAV end of period	$33.55	$33.44	$27.06
Percentage change in per share NAV	0.3%	23.6%	(31.3)%
Percentage change in benchmark	3.8%	17.5%	(13.5)%
Benchmark annualized volatility	18.7%	27.8%	24.1%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 8,246,526 outstanding Shares at December 31, 2016 to 7,696,526 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the silver bullion as measured by the London Silver Price. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the silver bullion as measured by the London Silver Price. The increase in the Fund’s NAV also resulted in part from an increase from 7,996,533 outstanding Shares at December 31, 2015 to 8,246,526 outstanding Shares at December 31, 2016. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,996,533 outstanding Shares at December 31, 2015.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.3% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 23.6% for the year ended December 31, 2016, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2017. By comparison, the Fund’s per Share NAV increase of 23.6% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 31.3% for the year ended December 31, 2015, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on April 13, 2017 at $42.76 per Share and reached its low for the year on July 10, 2017 at $28.26 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on August 2, 2016 at $57.12 per Share and reached its low for the year on January 28, 2016 at $25.96 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 23, 2015 at $50.86 per Share and reached its low for the year on December 14, 2015 at $26.73 per Share.

The benchmark’s rise of 3.8% for the year ended December 31, 2017, as compared to the benchmark’s rise of 17.5% for the year ended December 31, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2017. By comparison, the benchmark’s rise of 17.5% for the year ended December 31, 2016, as compared to the benchmark’s decline of 13.5% for the year ended December 31, 2015, can be attributed to a rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(409,752)	$(2,179,392)	$(2,507,859)
Management fee	2,551,877	3,021,562	2,664,160
Brokerage commission	58	45	52
Net realized gain (loss)	(31,762,627)	62,342,586	(78,309,750)
Change in net unrealized appreciation/depreciation	42,712,371	1,571,491	(10,182,576)
Net income (loss)	$10,539,992	$61,734,685	$(91,000,185)

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2017. By comparison, the Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2016.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$515,758,754	$547,708,740	$351,789,953
NAV end of period	$394,035,141	$515,758,754	$547,708,740
Percentage change in NAV	(23.6)%	(5.8)%	55.7%
Shares outstanding beginning of period	2,965,383	195,025	28,040
Shares outstanding end of period	38,127,238	2,965,383	195,025
Percentage change in shares outstanding	1,185.7%	1,420.5%	595.5%
Shares created	85,585,000	7,239,500	721,800
Shares redeemed	50,423,145	4,469,142	554,815
Per share NAV beginning of period	$173.93	$2,808.40	$12,546.00
Per share NAV end of period	$10.33	$173.93	$2,808.40
Percentage change in per share NAV	(94.1)%	(93.8)%	(77.6)%
Percentage change in benchmark	(72.1)%	(67.8)%	(36.1)%
Benchmark annualized volatility	48.8%	72.5%	78.6%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,965,383 outstanding Shares at December 31, 2016 to 38,127,238 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 195,025 outstanding Shares at December 31, 2015 to 2,965,383 outstanding Shares at December 31, 2016. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 28,040 outstanding Shares at December 31, 2014 to 195,025 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 94.1% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 93.8% for the year ended December 31, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 93.8% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 77.6% for the year ended December 31, 2015, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $147.20 per Share and reached its low for the year on December 21, 2017 at $9.91 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $5,715.40 per Share and reached its low for the year on December 27, 2016 at $151.52 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $16,428.00 per Share and reached its low for the year on December 1, 2015 at $2,428.00 per Share.

The benchmark’s decline of 72.1% for the year ended December 31, 2017, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2017. The benchmark’s decline of 67.8% for the year ended December 31, 2016, as compared to the benchmark’s decline of 36.1% for the year ended December 31, 2015, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(4,896,061)	$(8,936,777)	$(7,410,148)
Management fee	3,960,999	6,417,822	4,362,460
Brokerage commission	3,970,588	4,158,919	3,203,875
Net realized gain (loss)	(1,020,772,793)	(1,567,324,739)	(392,223,946)
Change in net unrealized appreciation/depreciation	(26,502,876)	(19,895,547)	(27,664,140)
Net income (loss)	$(1,052,171,730)	$(1,596,157,063)	$(427,298,234)

The Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to decline in futures prices in conjunction with a decrease in net asset value during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a greater decline in futures prices during the year ended December 31, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$5,540,957	$5,473,848	$2,118,028
NAV end of period	$2,864,269	$5,540,957	$5,473,848
Percentage change in NAV	(48.3)%	1.2%	158.4%
Shares outstanding beginning of period	99,970	99,974	37,504
Shares outstanding end of period	49,970	99,970	99,974
Percentage change in shares outstanding	(50.0)%	—^	166.6%
Shares created	—	—	75,000
Shares redeemed	50,000	4	12,530
Per share NAV beginning of period	$55.43	$54.75	$56.47
Per share NAV end of period	$57.32	$55.43	$54.75
Percentage change in per share NAV	3.4%	1.2%	(3.0)%
Percentage change in benchmark	4.5%	2.9%	(0.4)%
Benchmark annualized volatility	8.2%	12.6%	8.2%

^	Amount represent less then 0.05%.

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 99,970 outstanding Shares at December 31, 2016 to 49,970 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016. The increase in the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares at December 31, 2015 to 99,970 outstanding Shares at December 31, 2016. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 37,504 outstanding Shares at December 31, 2014 to 99,974 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2015.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.4% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 1.2% for the year ended December 31, 2016, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2017. The Fund’s per Share NAV increase of 1.2% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 3.0% for the year ended December 31, 2015, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on April 18, 2017 at $63.59 per Share and reached its low for the year on January 3, 2017 at $54.62 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on August 18, 2016 at $77.06 per Share and reached its low for the year on January 29, 2016 at $53.85 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $59.83 per Share and reached its low for the year on June 5, 2015 at $50.86 per Share.

The benchmark’s rise of 4.5% for the year ended December 31, 2017, as compared to the benchmark’s rise of 2.9% for the year ended December 31, 2016, can be attributed to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. By comparison, the benchmark’s rise of 2.9% for the year ended December 31, 2016, as compared to the benchmark’s decline of 0.4% for the year ended December 31, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(21,882)	$(45,847)	$(44,423)
Management fee	50,521	62,705	48,032
Net realized gain (loss)	(46,278)	717,052	(472,907)
Change in net unrealized appreciation/depreciation	307,194	(603,897)	276,816
Net income (loss)	$239,034	$67,308	$(240,514)

The Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. By comparison, the Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the periods ended December 31, 2016 and December 31, 2015 have not been provided. In addition, since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended December 31, 2017 may not be meaningful.

The following table provides summary performance information for the Fund for the period ended December 31, 2017:

March 24, 2017 (Commencement of Operations) through December 31, 2017
NAV beginning of period	$200
NAV end of period	$11,335,483
Percentage change in NAV	NM
Shares outstanding beginning of period	8
Shares outstanding end of period	300,008
Percentage change in shares outstanding	NM
Shares created	1,750,008
Shares redeemed	1,450,000
Per share NAV beginning of period	$25.00
Per share NAV end of period	$37.78
Percentage change in per share NAV	51.1%
Percentage change in benchmark	21.8%
Benchmark annualized volatility	24.7%

NM – Not Meaningful

During the period ended December 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 8 outstanding Shares at March 24, 2017 to 300,008 outstanding Shares at December 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the period ended December 31, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark.

During the period ended December 31, 2017, the Fund’s per Share NAV reached its high for the period on December 29, 2017 at $37.79 per Share and reached its low for the period on June 21, 2017 at $15.44 per Share.

The benchmark’s rise of 21.8% for the period ended December 31, 2017, can be attributed to an increase in the price of WTI Crude Oil during the period ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the period ended December 31, 2017:

March 24, 2017 (Commencement of Operations) through December 31, 2017
Net investment income (loss)	$(119,518)
Brokerage commission	34,408
Offering costs	119,081
Limitation by Sponsor	(24,342)
Net realized gain (loss)	6,018,618
Change in net unrealized appreciation/depreciation	1,417,998
Net income (loss)	$7,317,098

ProShares UltraPro 3x Short Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the periods ended December 31, 2016 and December 31, 2015 have not been provided. In addition, since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended December 31, 2017 may not be meaningful.

The following table provides summary performance information for the Fund for the period ended December 31, 2017:

March 24, 2017 (Commencement of Operations) through December 31, 2017
NAV beginning of period	$200
NAV end of period	$21,161,176
Percentage change in NAV	NM
Shares outstanding beginning of period	8
Shares outstanding end of period	2,000,008
Percentage change in shares outstanding	NM
Shares created	2,300,008
Shares redeemed	300,000
Per share NAV beginning of period	$25.00
Per share NAV end of period	$10.58
Percentage change in per share NAV	(57.7)%
Percentage change in benchmark	21.8%
Benchmark annualized volatility	24.7%

NM – Not Meaningful

During the period ended December 31, 2017 the increase in the Fund’s NAV resulted primarily from an increase from 8 outstanding Shares at March 24, 2017 to 2,000,008 outstanding Shares at December 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the period ended December 31, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

During the period ended December 31, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $33.88 per Share and reached its low for the period on December 29, 2017 at $10.58 per Share.

The benchmark’s rise of 21.8% for the period ended December 31, 2017, can be attributed to an increase in the price of WTI Crude Oil during the period ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the period ended December 31, 2017:

March 24, 2017 (Commencement of Operations) through December 31, 2017
Net investment income (loss)	$(110,590)
Brokerage commission	32,624
Offering costs	119,070
Limitation by Sponsor	(35,309)
Net realized gain (loss)	(7,046,628)
Change in net unrealized appreciation/depreciation	(2,988,155)
Net income (loss)	$(10,145,373)

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$16,613,473	$20,460,679	$23,120,790
NAV end of period	$13,702,102	$16,613,473	$20,460,679
Percentage change in NAV	(17.5)%	(18.8)%	(11.5)%
Shares outstanding beginning of period	300,000	350,005	450,005
Shares outstanding end of period	300,000	300,000	350,005
Percentage change in shares outstanding	—	(14.3)%	(22.2)%
Shares created	100,000	—	50,000
Shares redeemed	100,000	50,005	150,000
Per share NAV beginning of period	$55.38	$58.46	$51.38
Per share NAV end of period	$45.67	$55.38	$58.46
Percentage change in per share NAV	(17.5)%	(5.3)%	13.8%
Percentage change in benchmark	8.0%	(1.0)%	(10.7)%
Benchmark annualized volatility	7.5%	11.5%	11.9%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted in from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to December 31, 2017. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,005 outstanding Shares at December 31, 2015 to 300,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.5% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 5.3% for the year ended December 31, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 5.3% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 13.8% for the year ended December 31, 2015, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $55.24 per Share and reached its low for the year on September 8, 2017 at $43.35 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 15, 2016 at $65.74 per Share and reached its low for the year on November 8, 2016 at $48.14 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on September 4, 2015 at $66.75 per Share and reached its low for the year on May 13, 2015 at $50.07 per Share.

The benchmark’s rise of 8.0% for the year ended December 31, 2017, as compared to the benchmark’s decline of 1.0% for the year ended December 31, 2016, can be attributed to a rise in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2017. By comparison, the benchmark’s decline of 1.0% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.7% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(46,774)	$(145,652)	$(209,987)
Management fee	123,234	175,191	199,845
Brokerage commission	8,846	13,920	16,140
Net realized gain (loss)	(866,949)	(2,786,709)	4,330,688
Change in net unrealized appreciation/depreciation	(2,076,278)	1,602,889	(1,164,304)
Net income (loss)	$(2,990,001)	$(1,329,472)	$2,956,397

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2017. The Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2016.

ProShares UltraShort Bloomberg Crude Oil

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$200,958,303	$95,897,894	$169,210,110
NAV end of period	$225,843,284	$200,958,303	$95,897,894
Percentage change in NAV	12.4%	109.6%	(43.3)%
Shares outstanding beginning of period	6,339,884	1,439,888	4,339,888
Shares outstanding end of period	9,289,884	6,339,884	1,439,888
Percentage change in shares outstanding	46.5%	340.3%	(66.8)%
Shares created	14,500,000	18,500,000	21,600,000
Shares redeemed	11,550,000	13,600,004	24,500,000
Per share NAV beginning of period	$31.70	$66.60	$38.99
Per share NAV end of period	$24.31	$31.70	$66.60
Percentage change in per share NAV	(23.3)%	(52.4)%	70.8%
Percentage change in benchmark	5.1%	6.7%	(44.4)%
Benchmark annualized volatility	24.6%	44.5%	45.5%

During the year ended December 31, 2017, the increase in the Fund’s NAV resulted from an increase from 6,339,884 outstanding Shares at December 31, 2016 to 9,289,884 outstanding Shares at December 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 1,439,888 outstanding Shares at December 31, 2015 to 6,339,884 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 4,339,888 outstanding Shares at December 31, 2014 to 1,439,888 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.3% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 52.4% for the year ended December 31, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 52.4% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 70.8% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on June 21, 2017 at $51.13 per Share and reached its low for the year on December 29, 2017 at $24.31 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 20, 2016 at $116.11 per Share and reached its low for the year on December 28, 2016 at $31.37 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 21, 2015 at $72.44 per Share and reached its low for the year on June 10, 2015 at $26.46 per Share.

The benchmark’s rise of 5.1% for the year ended December 31, 2017, as compared to the benchmark’s rise of 6.7% for the year ended December 31, 2016, can be attributed to a lesser increase in the price of WTI Crude Oil during the year ended December 31, 2017. By comparison, the benchmark’s rise of 6.7% for the year ended December 31, 2016, as compared to the benchmark’s decline of 44.4% for the year ended December 31, 2015, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(355,651)	$(1,408,964)	$(2,166,211)
Management fee	1,934,688	1,755,696	1,978,613
Brokerage commission	82,258	153,428	248,482
Net realized gain (loss)	(6,491,508)	(67,756,228)	91,684,782
Change in net unrealized appreciation/depreciation	(20,957,983)	(22,509,153)	(33,951,907)
Net income (loss)	$(27,805,142)	$(91,674,345)	$55,566,664

The Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a lesser increase in the price of WTI Crude Oil during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of WTI Crude Oil during the year ended December 31, 2016.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$4,038,794	$10,462,856	$14,688,564
NAV end of period	$6,902,743	$4,038,794	$10,462,856
Percentage change in NAV	70.9%	(61.4)%	(28.8)%
Shares outstanding beginning of period	174,832	224,856	524,856
Shares outstanding end of period	174,832	174,832	224,856
Percentage change in shares outstanding	—	(22.2)%	(57.2)%
Shares created	650,000	950,000	1,350,000
Shares redeemed	650,000	1,000,024	1,650,000
Per share NAV beginning of period	$23.10	$46.53	$27.99
Per share NAV end of period	$39.48	$23.10	$46.53
Percentage change in per share NAV	70.9%	(50.4)%	66.3%
Percentage change in benchmark	(36.4)%	10.0%	(40.0)%
Benchmark annualized volatility	35.5%	40.3%	40.4%

During the year ended December 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to December 31, 2017. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,856 outstanding Shares at December 31, 2015 to 174,832 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 524,856 outstanding Shares at December 31, 2014 to 224,856 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 70.9% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 50.4% for the year ended December 31, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 50.4% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 66.3% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on December 21, 2017 at $51.85 per Share and reached its low for the year on January 26, 2017 at $25.38 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on March 3, 2016 at $84.20 per Share and reached its low for the year on December 28, 2016 at $21.47 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 16, 2015 at $72.21 per Share and reached its low for the year on January 14, 2015 at $21.53 per Share.

The benchmark’s decline of 36.4% for the year ended December 31, 2017, as compared to the benchmark’s rise of 10.0% for the year ended December 31, 2016, can be attributed to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2017. The benchmark’s rise of 10.0% for the year ended December 31, 2016, as compared to the benchmark’s decline of 40.0% for the year ended December 31, 2015, can be attributed to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(54,451)	$(122,172)	$(177,124)
Management fee	63,534	81,259	112,277
Brokerage commission	29,529	59,966	70,677
Net realized gain (loss)	4,761,749	589,999	15,212,833
Change in net unrealized appreciation/depreciation	(614,897)	1,988,745	(6,412,461)
Net income (loss)	$4,092,401	$2,456,572	$8,623,248

The Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a decrease in the price of Henry Hub Natural Gas, during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of Henry Hub Natural Gas, during the year ended December 31, 2016.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$349,392,650	$522,306,518	$517,191,349
NAV end of period	$202,548,197	$349,392,650	$522,306,518
Percentage change in NAV	(42.0)%	(33.1)%	1.0%
Shares outstanding beginning of period	12,900,000	20,450,014	23,950,014
Shares outstanding end of period	9,550,000	12,900,000	20,450,014
Percentage change in shares outstanding	(26.0)%	(36.9)%	(14.6)%
Shares created	2,400,000	650,000	12,600,000
Shares redeemed	5,750,000	8,200,014	16,100,000
Per share NAV beginning of period	$27.08	$25.54	$21.59
Per share NAV end of period	$21.21	$27.08	$25.54
Percentage change in per share NAV	(21.7)%	6.0%	18.3%
Percentage change in benchmark	15.3%	(3.1)%	(10.2)%
Benchmark annualized volatility	7.2%	8.3%	12.1%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 12,900,000 outstanding Shares at December 31, 2016 to 9,550,000 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 12,900,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 23,950,014 outstanding Shares at December 31, 2014 to 20,450,014 outstanding Shares at December 31, 2015.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.7% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 6.0% for the year ended December 31, 2016, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2017. The Fund’s per Share NAV increase of 6.0% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 18.3% for the year ended December 31, 2015, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $27.74 per Share and reached its low for the year on September 8, 2017 at $20.91 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 20, 2016 at $27.77 per Share and reached its low for the year on May 2, 2016 at $22.63 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on March 13, 2015 at $28.50 per Share and reached its low for the year on January 2, 2015 at $21.94 per Share.

The benchmark’s rise of 15.3% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. By comparison, the benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(396,715)	$(2,764,657)	$(5,000,587)
Management fee	2,445,170	3,777,543	5,265,432
Net realized gain (loss)	(39,695,465)	(25,711,276)	131,674,081
Change in net unrealized appreciation/depreciation	(22,527,463)	44,885,942	(45,497,112)
Net income (loss)	$(62,619,643)	$16,410,009	$81,176,382

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$63,653,647	$74,971,764	$81,861,762
NAV end of period	$31,497,410	$63,653,647	$74,971,764
Percentage change in NAV	(50.5)%	(15.1)%	(8.4)%
Shares outstanding beginning of period	696,978	646,978	846,978
Shares outstanding end of period	446,978	696,978	646,978
Percentage change in shares outstanding	(35.9)%	7.7%	(23.6)%
Shares created	350,000	1,050,000	150,000
Shares redeemed	600,000	1,000,000	350,000
Per share NAV beginning of period	$91.33	$115.88	$96.65
Per share NAV end of period	$70.47	$91.33	$115.88
Percentage change in per share NAV	(22.8)%	(21.2)%	19.9%
Percentage change in benchmark	12.7%	8.1%	(12.1)%
Benchmark annualized volatility	11.2%	16.5%	14.4%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 696,978 outstanding Shares at December 31, 2016 to 446,978 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV was offset by an increase from 646,978 outstanding Shares at December 31, 2015 to 696,978 outstanding Shares at December 31, 2016. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 646,978 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.8% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 21.2% for the year ended December 31, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 21.2% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 19.9% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $90.53 per Share and reached its low for the year on September 8, 2017 at $64.79 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 5, 2016 at $112.07 per Share and reached its low for the year on July 6, 2016 at $65.63 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 17, 2015 at $118.51 per Share and reached its low for the year on January 22, 2015 at $83.07 per Share.

The benchmark’s rise of 12.7% for the year ended December 31, 2017, as compared to the benchmark’s rise of 8.1% for the year ended December 31, 2016, can be attributed to a greater increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2017. By comparison, the benchmark’s rise of 8.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 12.1% for the year ended December 31, 2015, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(60,865)	$(461,423)	$(703,582)
Management fee	344,734	625,950	735,540
Brokerage commission	48	43	41
Net realized gain (loss)	(6,994,765)	(12,241,129)	12,708,936
Change in net unrealized appreciation/depreciation	(4,548,271)	1,240,412	4,098,510
Net income (loss)	$(11,603,901)	$(11,445,140)	$16,103,864

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a greater increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2016.

† On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$23,017,656	$55,987,938	$53,007,867
NAV end of period	$14,806,259	$23,017,656	$55,987,938
Percentage change in NAV	(35.7)%	(58.9)%	5.6%
Shares outstanding beginning of period	616,976	866,978	916,978
Shares outstanding end of period	466,976	616,976	866,978
Percentage change in shares outstanding	(24.3)%	(28.8)%	(5.5)%
Shares created	850,000	1,650,000	1,650,000
Shares redeemed	1,000,000	1,900,000	1,700,000
Per share NAV beginning of period	$37.31	$64.58	$57.81
Per share NAV end of period	$31.71	$37.31	$64.58
Percentage change in per share NAV	(15.0)%	(42.2)%	11.7%
Percentage change in benchmark	3.8%	17.5%	(13.5)%
Benchmark annualized volatility	18.7%	27.8%	24.1%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 616,976 outstanding Shares at December 31, 2016 to 466,976 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 866,978 outstanding Shares at December 31, 2015 to 616,976 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. The increase in the Fund’s NAV was offset by a decrease from 916,978 outstanding Shares at December 31, 2014 to 866,978 outstanding Shares at December 31, 2015.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.0% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 42.2% for the year ended December 31, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 42.2% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV increase of 11.7% for the year ended December 31, 2015, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on July 10, 2017 at $40.39 per Share and reached its low for the year on September 8, 2017 at $27.55 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 28, 2016 at $66.01 per Share and reached its low for the year on August 2, 2016 at $25.21 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on December 14, 2015 at $66.08 per Share and reached its low for the year on January 23, 2015 at $43.39 per Share.

The benchmark’s rise of 3.8% for the year ended December 31, 2017, as compared to the benchmark’s rise of 17.5% for the year ended December 31, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2017. The benchmark’s rise of 17.5% for the year ended December 31, 2016, as compared to the benchmark’s decline of 13.5% for the year ended December 31, 2015, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(36,600)	$(255,853)	$(516,464)
Management fee	194,297	349,293	540,253
Brokerage commission	48	43	42
Net realized gain (loss)	1,152,461	(17,556,630)	10,756,758
Change in net unrealized appreciation/depreciation	(3,132,869)	(3,372,326)	4,186,942
Net income (loss)	$(2,017,008)	$(21,184,809)	$14,427,236

The Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2016.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$276,781,747	$237,372,900	$531,471,873
NAV end of period	$131,077,453	$276,781,747	$237,372,900
Percentage change in NAV	(52.6)%	16.6%	(55.3)%
Shares outstanding beginning of period	3,449,290	2,699,294	5,949,294
Shares outstanding end of period	1,749,290	3,449,290	2,699,294
Percentage change in shares outstanding	(49.3)%	27.8%	(54.6)%
Shares created	1,000,000	2,300,000	1,350,000
Shares redeemed	2,700,000	1,550,004	4,600,000
Per share NAV beginning of period	$80.24	$87.94	$89.33
Per share NAV end of period	$74.93	$80.24	$87.94
Percentage change in per share NAV	(6.6)%	(8.8)%	(1.6)%
Percentage change in benchmark	4.5%	2.9%	(0.4)%
Benchmark annualized volatility	8.2%	12.6%	8.2%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,449,290 outstanding Shares at December 31, 2016 to 1,749,290 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 2,699,294 outstanding Shares at December 31, 2015 to 3,449,290 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 2,699,294 outstanding Shares at December 31, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.6% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 8.8% for the year ended December 31, 2016, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 8.8% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 1.6% for the year ended December 31, 2015, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $81.40 per Share and reached its low for the year on September 8, 2017 at $68.10 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 29, 2016 at $88.99 per Share and reached its low for the year on August 18, 2016 at $59.02 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on June 5, 2015 at $97.30 per Share and reached its low for the year on January 15, 2015 at $84.11 per Share.

The benchmark’s rise of 4.5% for the year ended December 31, 2017, as compared to the benchmark’s rise of 2.9% for the year ended December 31, 2016, can be attributed to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. By comparison, the benchmark’s rise of 2.9% for the year ended December 31, 2016, as compared to the benchmark’s decline of 0.4% for the year ended December 31, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(355,974)	$(1,609,562)	$(3,623,678)
Management fee	1,802,816	2,141,333	3,759,492
Net realized gain (loss)	(8,733,473)	(22,226,181)	8,806,429
Change in net unrealized appreciation/depreciation	(15,227,152)	30,657,216	(12,347,563)
Net income (loss)	$(24,316,599)	$6,821,473	$(7,164,812)

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. By comparison, the Fund’s net income increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$45,818,914	$27,650,638	$21,459,575
NAV end of period	$26,347,948	$45,818,914	$27,650,638
Percentage change in NAV	(42.5)%	65.7%	28.8%
Shares outstanding beginning of period	1,087,403	512,404	337,404
Shares outstanding end of period	1,237,403	1,087,403	512,404
Percentage change in shares outstanding	13.8%	112.2%	51.9%
Shares created	950,000	1,100,000	325,000
Shares redeemed	800,000	525,001	150,000
Per share NAV beginning of period	$42.14	$53.96	$63.60
Per share NAV end of period	$21.29	$42.14	$53.96
Percentage change in per share NAV	(49.5)%	(21.9)%	(15.2)%
Percentage change in benchmark	(48.9)%	(21.0)%	(14.3)%
Benchmark annualized volatility	20.2%	33.4%	38.8%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,087,403 outstanding Shares at December 31, 2016 to 1,237,403 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 1,087,403 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2015, the increase in the Fund’s NAV resulted from an increase from 337,404 outstanding Shares at December 31, 2014 to 512,404 outstanding Shares at December 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 49.5% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 21.9% for the year ended December 31, 2016 was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 21.9% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 15.2% for the year ended December 31, 2015, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $40.96 per Share and reached its low for the year on December 28, 2017 at $21.17 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $66.85 per Share and reached its low for the year on December 21, 2016 at $41.09 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on September 1, 2015 at $69.30 per Share and reached its low for the year on August 10, 2015 at $49.68 per Share.

The benchmark’s decline of 48.9% for the year ended December 31, 2017, as compared to the benchmark’s decline of 21.0% for the year ended December 31, 2016, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2017. By comparison, the benchmark’s decline of 21.0% for the year ended December 31, 2016, as compared to the benchmark’s decline of 14.3% for the year ended December 31, 2015, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(81,807)	$(294,896)	$(240,600)
Management fee	317,739	369,016	233,390
Brokerage commission	20,988	32,884	15,503
Net realized gain (loss)	(25,320,147)	(11,085,007)	(3,334,581)
Change in net unrealized appreciation/depreciation	(926,594)	(944,964)	(605,352)
Net income (loss)	$(26,328,548)	$(12,324,462)	$(4,180,533)

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a greater decline in futures prices during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a lesser decline in futures prices during the year ended December 31, 2016.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$174,160,146	$105,272,823	$111,459,325
NAV end of period	$137,741,560	$174,160,146	$105,272,823
Percentage change in NAV	(20.9)%	65.4%	(5.6)%
Shares outstanding beginning of period	2,052,363	397,491	266,241
Shares outstanding end of period	5,901,317	2,052,363	397,491
Percentage change in shares outstanding	187.5%	416.3%	49.3%
Shares created	7,750,000	3,066,250	623,750
Shares redeemed	3,901,046	1,411,378	492,500
Per share NAV beginning of period	$84.86	$264.84	$418.64
Per share NAV end of period	$23.34	$84.86	$264.84
Percentage change in per share NAV	(72.5)%	(68.0)%	(36.7)%
Percentage change in benchmark	(72.1)%	(67.8)%	(36.1)%
Benchmark annualized volatility	48.8%	72.5%	78.6%

During the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,052,363 outstanding Shares at December 31, 2016 to 5,901,317 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 397,491 outstanding Shares at December 31, 2015 to 2,052,363 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2015 the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 266,241outstanding Shares at December 31, 2014 to 397,491 outstanding Shares at December 31, 2015.

For the years ended December 31, 2017, 2016 and 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 72.5% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 68.0% for the year ended December 31, 2016 was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2017. The Fund’s per Share NAV decrease of 68.0% for the year ended December 31, 2016, as compared to the Fund’s per Share NAV decrease of 36.7% for the year ended December 31, 2015, was primarily due to a greater decline in the value of the assets of the Fund during the year ended December 31, 2016.

During the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $78.33 per Share and reached its low for the year on December 21, 2017 at $22.84 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $391.80 per Share and reached its low for the year on December 27, 2016 at $79.12 per Share. By comparison, during the year ended December 31, 2015, the Fund’s per Share NAV reached its high for the year on January 15, 2015 at $483.00 per Share and reached its low for the year on August 10, 2015 at $207.00 per Share.

The benchmark’s decline of 72.1% for the year ended December 31, 2017, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2016, can be attributed to a greater decline in prices to the near-term futures contracts on the VIX futures curve during the year ended December 31, 2017. By comparison, the benchmark’s decline of 67.8% for the year ended December 31, 2016, as compared to the benchmark’s decline of 36.1% for the year ended December 31, 2015, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2016.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net investment income (loss)	$(293,186)	$(1,436,647)	$(1,150,794)
Management fee	1,353,339	1,632,880	1,062,171
Brokerage commission	174,838	270,159	130,942
Net realized gain (loss)	(194,006,340)	(195,469,141)	(19,406,840)
Change in net unrealized appreciation/depreciation	(4,304,579)	612,983	(7,346,902)
Net income (loss)	$(198,604,105)	$(196,292,805)	$(27,904,536)

The Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a greater decline in futures prices during the year ended December 31, 2017. By comparison, the Fund’s net income decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a greater decline in futures prices during the year ended December 31, 2016.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares VIX Short-Term Futures ETF.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of December 31, 2017 and 2016, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2018	53	$1.21	125,000	$(8,000,019)

Futures Positions as of December 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2017	120	$1.06	125,000	$(15,861,000)

The December 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2017 and 2016, each of the VIX Funds’ positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2017 and 2016, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2018	38,015	$11.48	1,000	$(436,222,125)
VIX Futures (CBOE)	Short	February 2018	26,693	12.48	1,000	(332,995,175)

Futures Positions as of December 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2017	8,491	$15.13	1,000	$(128,426,375)
VIX Futures (CBOE)	Short	February 2017	5,974	16.58	1,000	(99,019,050)

The December 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2017 and 2016, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2018	3,854	$60.44	1,000	$232,935,760

Swap Agreements as of December 31, 2017
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$88.0543	$268,156,276
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	88.0543	213,961,079
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	88.0543	122,285,969
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	88.0543	211,563,368

Futures Positions as of December 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2017	5,855	$54.66	1,000	$320,034,300

Swap Agreements as of December 31, 2016
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$84.5784	$545,083,669
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	84.5784	379,451,639
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	84.5784	259,616,766
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	84.5784	363,331,028

The December 31, 2017 and 2016 long futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2017 and 2016 long swap notional values are calculated by multiplying the number of units times the closing level of the Index. These long notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in long notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2017 and 2016, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2018	4,355	$2.91	10,000	$126,556,300

Futures Positions as of December 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2017	2,346	$3.68	10,000	$86,426,640

The December 31, 2017 and 2016 futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of December 31, 2017 and 2016, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/12/18	8,921,525	1.2004	$10,709,638
Euro	UBS AG	Long	01/12/18	10,174,300	1.2004	12,213,503
Euro	Goldman Sachs International	Short	01/12/18	(3,071,600)	1.2004	(3,687,231)
Euro	UBS AG	Short	01/12/18	(37,900)	1.2004	(45,496)

Foreign Currency Forward Contracts as of December 31, 2016
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/17	9,841,725	1.0535	$10,368,169
Euro	UBS AG	Long	01/13/17	13,774,600	1.0535	14,511,417
Euro	Goldman Sachs International	Short	01/13/17	(717,800)	1.0535	(756,196)
Euro	UBS AG	Short	01/13/17	(264,000)	1.0535	(278,122)

The December 31, 2017 and 2016 USD market value equals the number of euros multiplied by the forward rate.

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

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Gold:

As of December 31, 2017 and 2016, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2018	2	$1,309.30	100	$261,860

Forward Agreements as of December 31, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,291.72	$69,494,536
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,291.66	49,625,577
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,291.62	16,791,060
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,291.70	51,280,490

Futures Positions as of December 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2017	2	$1,151.70	100	$230,340

Forward Agreements as of December 31, 2016
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,146.25	$63,158,375
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,146.25	48,509,300
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,146.25	26,707,625
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,146.26	45,621,148

The December 31, 2017 and 2016 long futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2017 and 2016 long forward notional values equal units multiplied by the forward price. These long notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2017 and 2016, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2018	2	$17.15	5,000	$171,450

Forward Agreements as of December 31, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$16.8748	$175,548,544
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.8740	137,013,505
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.8739	63,850,838
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.8746	139,941,058

Futures Positions as of December 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2017	2	$15.99	5,000	$159,890

Forward Agreements as of December 31, 2016
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$16.2459	$200,263,209
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.2454	138,066,406
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.2456	72,845,270
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.2457	140,232,882

The December 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2017 and 2016 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2017 and 2016, each of the VIX Funds’ positions were as follows:

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2017 and 2016, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2018	39,057	$11.48	1,000	$448,179,075
VIX Futures (CBOE)	Long	February 2018	27,298	12.48	1,000	340,542,550

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2017	38,688	$15.13	1,000	$585,156,000
VIX Futures (CBOE)	Long	February 2017	27,012	16.58	1,000	447,723,900

The December 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares Ultra Yen:

As of December 31, 2017 and 2016, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/12/18	325,511,500	0.008878	$2,889,941
Yen	UBS AG	Long	01/12/18	331,666,700	0.008878	2,944,587
Yen	Goldman Sachs International	Short	01/12/18	(8,564,800)	0.008878	(76,040)
Yen	UBS AG	Short	01/12/18	(3,336,100)	0.008878	(29,618)

Foreign Currency Forward Contracts as of December 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/17	884,408,200	0.008562	$7,572,024
Yen	UBS AG	Long	01/13/17	470,179,000	0.008562	4,025,524
Yen	Goldman Sachs International	Short	01/13/17	(57,041,600)	0.008562	(488,372)

The December 31, 2017 and 2016 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraPro 3x Crude Oil ETF

As of December 31, 2017, the ProShares UltraPro 3x Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2018	563	$60.44	1,000	$34,027,720

The December 31, 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraPro 3x Short Crude Oil ETF

As of December 31, 2017, the ProShares UltraPro 3x Short Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2018	1,050	$60.44	1,000	$(63,462,000)

The December 31, 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) short in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares UltraShort Australian Dollar:

As of December 31, 2017 and 2016, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2018	353	$78.11	1,000	$(27,572,830)

Futures Positions as of December 31, 2016
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2017	462	$72.02	1,000	$(33,273,240)

The December 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2017 and 2016, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2018	1,125	$60.44	1,000	$(67,995,000)

Swap Agreements as of December 31, 2017
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$88.0543	$(135,972,863)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	88.0543	(105,656,763)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	88.0543	(25,759,601)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	88.0543	(116,263,837)

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2017	1,401	$54.66	1,000	$(76,578,660)

Swap Agreements as of December 31, 2016
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$84.5784	$(116,603,958)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	84.5784	(87,898,388)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	84.5783	(31,195,025)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	84.5784	(89,698,517)

The December 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2017 and 2016 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2017 and 2016, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2018	475	$2.91	10,000	$(13,803,500)

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2017	219	$3.68	10,000	$(8,067,960)

The December 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decrease (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares UltraShort Euro:

As of December 31, 2017 and 2016, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/12/18	15,379,400	1.2004	$18,461,845
Euro	UBS AG	Long	01/12/18	24,804,600	1.2004	29,776,108
Euro	Goldman Sachs International	Short	01/12/18	(191,822,225)	1.2004	$(230,268,554)
Euro	UBS AG	Short	01/12/18	(185,510,600)	1.2004	(222,691,909)

Foreign Currency Forward Contracts as of December 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/17	65,899,000	1.0535	$69,424,004
Euro	UBS AG	Long	01/13/17	22,361,500	1.0535	23,557,639
Euro	Goldman Sachs International	Short	01/13/17	(393,278,725)	1.0535	(414,315,600)
Euro	UBS AG	Short	01/13/17	(356,977,300)	1.0535	(376,072,375)

The December 31, 2017 and 2016 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases)

in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2017 and 2016, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Gold:

As of December 31, 2017 and 2016, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2018	2	$1,309.30	100	$(261,860)

Forward Agreements as of December 31, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,291.72	$(24,413,508)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,291.66	(16,530,665)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,291.62	(6,199,776)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,291.70	(15,564,985)

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2017	2	$1,151.70	100	$(230,340)

Forward Agreements as of December 31, 2016
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,146.25	$(51,008,125)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,146.25	(29,227,083)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,146.25	(16,735,250)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,146.26	(30,089,325)

The December 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2017 and 2016 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2017 and 2016, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2018	2	$17.15	5,000	$(171,450)

Forward Agreements as of December 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$16.8748	$(8,926,769)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.8740	(7,061,769)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.8739	(2,632,328)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.8746	(10,833,493)

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2017	2	$15.99	5,000	$(159,890)

Forward Agreements as of December 31, 2016

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$16.2459	$(17,480,588)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.2454	(15,181,326)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.2456	(2,534,314)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.2457	(10,673,425)

The December 31, 2017 and 2016 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2017 and 2016 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2017 and 2016, each of the Currency Fund’s positions were as follows:

ProShares UltraShort Yen:

As of December 31, 2017 and 2016, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2017 and 2016, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/12/18	1,557,430,400	0.008878	$13,827,104
Yen	UBS AG	Long	01/12/18	2,779,401,900	0.008878	24,675,953
Yen	Goldman Sachs International	Short	01/12/18	(16,323,923,000)	0.008878	(144,926,270)
Yen	UBS AG	Short	01/12/18	(17,545,808,000)	0.008878	(155,774,351)

Foreign Currency Forward Contracts as of December 31, 2016

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/17	9,411,824,400	0.008562	$80,581,067
Yen	UBS AG	Long	01/13/17	675,533,300	0.008562	5,783,703
Yen	Goldman Sachs International	Short	01/13/17	(41,411,055,600)	0.008562	(354,548,372)
Yen	UBS AG	Short	01/13/17	(33,192,173,500)	0.008562	(284,180,901)

The December 31, 2017 and 2016 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2017 and 2016, each of the VIX Funds’ positions were as follows:

ProShares VIX Mid-Term Futures ETF

As of December 31, 2017 and 2016, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2018	354	$13.88	1,000	$4,911,750
VIX Futures (CBOE)	Long	May 2018	603	14.38	1,000	8,668,125
VIX Futures (CBOE)	Long	June 2018	603	14.83	1,000	8,939,475
VIX Futures (CBOE)	Long	July 2018	248	15.43	1,000	3,825,400

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2017	474	$18.43	1,000	$8,733,450
VIX Futures (CBOE)	Long	May 2017	806	18.83	1,000	15,172,950
VIX Futures (CBOE)	Long	June 2017	807	19.08	1,000	15,393,525
VIX Futures (CBOE)	Long	July 2017	332	19.65	1,000	6,523,800
The December 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of December 31, 2017 and 2016, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of December 31, 2017 and 2016, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2018	6,836	$11.48	1,000	$78,443,100
VIX Futures (CBOE)	Long	February 2018	4,770	12.48	1,000	59,505,750

Futures Positions as of December 31, 2016

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2017	6,549	$15.13	1,000	$99,053,625
VIX Futures (CBOE)	Long	February 2017	4,560	16.58	1,000	75,582,000

The December 31, 2017 and 2016 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described above in Item 7 in this Annual Report on Form 10-K, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Short Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each UltraPro Short Fund seeks daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each UltraPro Fund seeks daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Each Matching VIX Fund seek investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. The Matching VIX Funds seek to achieve their stated investment objectives both over a single day and over time.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-1x, -2x, 2x, -3x or 3x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 of this Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2017 and 2016, June 30, 2017 and 2016, September 30, 2017 and 2016, and December 31, 2017 and 2016 and the years ended December 31, 2017 and 2016 for each Fund, as applicable.

PROSHARES SHORT EURO

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(21,521)	$(11,755)	$(3,071)	$(1,280)	$(37,627)

Net realized and unrealized gain (loss)	$(170,097)	$(884,089)	$(307,476)	$(100,278)	$(1,461,940)
Net income (loss)	$(191,618)	$(895,844)	$(310,547)	$(101,558)	$(1,499,567)
Net increase (decrease) in net asset value per share	$(0.55)	$(2.77)	$(1.27)	$(0.51)	$(5.10)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(35,145)	$(31,107)	$(29,155)	$(27,321)	$(122,728)

Net realized and unrealized gain (loss)	$(761,194)	$452,845	$(160,000)	$1,021,630	$553,281
Net income (loss)	$(796,339)	$421,738	$(189,155)	$994,309	$430,553
Net increase (decrease) in net asset value per share	$(2.08)	$1.11	$(0.59)	$2.84	$1.28

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(906,192)	$(1,366,200)	$(1,640,811)	$(1,460,341)	$(5,373,544)

Net realized and unrealized gain (loss)	$129,026,068	$158,309,295	$288,397,978	$348,961,232	$924,694,573
Net income (loss)	$128,119,876	$156,943,095	$286,757,167	$347,500,891	$919,321,029
Net increase (decrease) in net asset value per share	$24.92	$9.57	$13.57	$33.62	$81.68

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(1,554,854)	$(1,510,189)	$(1,171,428)	$(1,160,379)	$(5,396,850)

Net realized and unrealized gain (loss)	$(38,162,938)	$92,425,137	$225,454,227	$139,600,443	$419,316,869
Net income (loss)	$(39,717,792)	$90,914,948	$224,282,799	$138,440,064	$413,920,019
Net increase (decrease) in net asset value per share	$(0.09)	$(0.40)	$11.40	$9.30	$20.21

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(954,505)	$(509,922)	$(19,527)	$104,493	$(1,379,461)

Net realized and unrealized gain (loss)	$(148,281,338)	$(139,809,044)	$158,317,992	$165,161,855	$35,389,465
Net income (loss)	$(149,235,843)	$(140,318,966)	$158,298,465	$165,266,348	$34,010,004
Net increase (decrease) in net asset value per share	$(4.38)	$(4.16)	$3.10	$5.76	$0.32

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(1,525,927)	$(1,768,802)	$(1,683,430)	$(1,653,221)	$(6,631,380)

Net realized and unrealized gain (loss)	$(158,102,104)	$296,192,078	$(80,625,440)	$167,586,234	$225,050,768
Net income (loss)	$(159,628,031)	$294,423,276	$(82,308,870)	$165,933,013	$218,419,388
Net increase (decrease) in net asset value per share	$(7.16)	$6.34	$(3.31)	$2.32	$(1.81)

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(86,507)	$(61,668)	$(42,774)	$(42,813)	$(233,762)

Net realized and unrealized gain (loss)	$(13,477,218)	$(7,979,526)	$(3,091,821)	$(11,559,125)	$(36,107,690)
Net income (loss)	$(13,563,725)	$(8,041,194)	$(3,134,595)	$(11,601,938)	$(36,341,452)
Net increase (decrease) in net asset value per share	$(6.58)	$(2.50)	$(1.03)	$(2.21)	$(12.32)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(88,761)	$(100,326)	$(93,432)	$(101,967)	$(384,486)

Net realized and unrealized gain (loss)	$(13,053,665)	$18,337,272	$(6,443,095)	$14,953,621	$13,794,133
Net income (loss)	$(13,142,426)	$18,236,946	$(6,536,527)	$14,851,654	$13,409,647
Net increase (decrease) in net asset value per share	$(7.74)	$6.92	$(3.27)	$4.37	$0.28

PROSHARES ULTRA EURO

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(15,287)	$(9,508)	$(1,256)	$(3,731)	$(29,782)

Net realized and unrealized gain (loss)	$265,851	$2,025,264	$740,046	$18,765	$3,049,926
Net income (loss)	$250,564	$2,015,756	$738,790	$15,034	$3,020,144
Net increase (decrease) in net asset value per share	$0.22	$1.92	$0.97	$0.31	$3.42

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(20,743)	$(16,403)	$(16,659)	$(20,717)	$(74,522)

Net realized and unrealized gain (loss)	$896,550	$(557,861)	$162,469	$(1,540,470)	$(1,039,312)
Net income (loss)	$875,807	$(574,264)	$145,810	$(1,561,187)	$(1,113,834)
Net increase (decrease) in net asset value per share	$1.35	$(0.97)	$0.24	$(2.11)	$(1.49)

PROSHARES ULTRA GOLD

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(120,985)	$(46,666)	$7,054	$24,268	$(136,329)

Net realized and unrealized gain (loss)	$15,847,919	$(1,388,144)	$4,916,536	$205,251	$19,581,562
Net income (loss)	$15,726,934	$(1,434,810)	$4,923,590	$229,519	$19,445,233
Net increase (decrease) in net asset value per share	$5.43	$(0.58)	$2.07	$0.06	$6.98

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(152,453)	$(161,625)	$(172,490)	$(164,383)	$(650,951)

Net realized and unrealized gain (loss)	$23,076,136	$11,212,784	$(792,881)	$(29,878,941)	$3,617,098
Net income (loss)	$22,923,683	$11,051,159	$(965,371)	$(30,043,324)	$2,966,147
Net increase (decrease) in net asset value per share	$10.15	$4.92	$(0.38)	$(11.52)	$3.17

PROSHARES ULTRA SILVER

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(342,224)	$(132,432)	$543	$64,361	$(409,752)

Net realized and unrealized gain (loss)	$57,477,740	$(52,612,922)	$8,227,922	$(2,142,996)	$10,949,744
Net income (loss)	$57,135,516	$(52,745,354)	$8,228,465	$(2,078,635)	$10,539,992
Net increase (decrease) in net asset value per share	$7.16	$(7.37)	$0.79	$(0.47)	$0.11

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(458,870)	$(553,155)	$(701,202)	$(466,165)	$(2,179,392)

Net realized and unrealized gain (loss)	$45,578,002	$108,003,006	$31,136,300	$(120,803,231)	$63,914,077
Net income (loss)	$45,119,132	$107,449,851	$30,435,098	$(121,269,396)	$61,734,685
Net increase (decrease) in net asset value per share	$5.67	$12.80	$3.47	$(15.56)	$6.38

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(1,317,510)	$(1,224,224)	$(1,324,516)	$(1,029,811)	$(4,896,061)

Net realized and unrealized gain (loss)	$(394,130,275)	$(123,657,363)	$(222,032,721)	$(307,455,310)	$(1,047,275,669)
Net income (loss)	$(395,447,785)	$(124,881,587)	$(223,357,237)	$(308,485,121)	$(1,052,171,730)
Net increase (decrease) in net asset value per share	$(109.16)	$(25.45)	$(18.68)	$(10.31)	$(163.60)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(1,649,007)	$(3,032,293)	$(2,326,627)	$(1,928,850)	$(8,936,777)

Net realized and unrealized gain (loss)	$(212,026,452)	$(502,252,751)	$(606,084,450)	$(266,856,633)	$(1,587,220,286)
Net income (loss)	$(213,675,459)	$(505,285,044)	$(608,411,077)	$(268,785,483)	$(1,596,157,063)
Net increase (decrease) in net asset value per share	$(883.08)	$(1,012.72)	$(574.56)	$(164.11)	$(2,634.47)

PROSHARES ULTRA YEN

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(9,333)	$(7,450)	$(4,166)	$(933)	$(21,882)

Net realized and unrealized gain (loss)	$508,099	$(165,870)	$(57,317)	$(23,996)	$260,916
Net income (loss)	$498,766	$(173,320)	$(61,483)	$(24,929)	$239,034
Net increase (decrease) in net asset value per share	$4.99	$(1.74)	$(0.61)	$(0.75)	$1.89

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(11,106)	$(11,556)	$(12,886)	$(10,299)	$(45,847)

Net realized and unrealized gain (loss)	$731,464	$1,082,813	$191,351	$(1,892,473)	$113,155
Net income (loss)	$720,358	$1,071,257	$178,465	$(1,902,772)	$67,308
Net increase (decrease) in net asset value per share	$7.21	$10.71	$1.79	$(19.03)	$0.68

PROSHARES ULTRA PRO 3X CRUDE OIL ETF

	Three months ended (unaudited)				March 24, 2017 (Commencement of Operations) through December 31, 2017
	March 24, 2017 (Commencement of Operations) through March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(1,818)	$(40,999)	$(56,323)	$(20,378)	$(119,518)

Net realized and unrealized gain (loss)	$849,623	$(2,105,005)	$5,666,068	$3,025,930	$7,436,616
Net income (loss)	$847,805	$(2,146,004)	$5,609,745	$3,005,552	$7,317,098
Net increase (decrease) in net asset value per share	$4.24	$(9.72)	$5.75	$12.51	$12.78

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

	Three months ended (unaudited)				March 24, 2017 (Commencement of Operations) through December 31, 2017
	March 24, 2017 (Commencement of Operations) through March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(1,831)	$(23,799)	$(34,013)	$(50,947)	$(110,590)

Net realized and unrealized gain (loss)	$(767,272)	$2,294,341	$(3,718,433)	$(7,843,419)	$(10,034,783)
Net income (loss)	$(769,103)	$2,270,542	$(3,752,446)	$(7,894,366)	$(10,145,373)
Net increase (decrease) in net asset value per share	$(3.84)	$5.30	$(8.94)	$(6.94)	$(14.42)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(23,329)	$(15,526)	$(3,456)	$(4,463)	$(46,774)

Net realized and unrealized gain (loss)	$(1,964,554)	$(142,645)	$(615,591)	$(220,437)	$(2,943,227)
Net income (loss)	$(1,987,883)	$(158,171)	$(619,047)	$(224,900)	$(2,990,001)
Net increase (decrease) in net asset value per share	$(6.63)	$(0.85)	$(2.27)	$0.04	$(9.71)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(45,029)	$(36,158)	$(33,889)	$(30,576)	$(145,652)

Net realized and unrealized gain (loss)	$(2,387,137)	$721,364	$(1,289,967)	$1,771,920	$(1,183,820)
Net income (loss)	$(2,432,166)	$685,206	$(1,323,856)	$1,741,344	$(1,329,472)
Net increase (decrease) in net asset value per share	$(6.95)	$1.96	$(3.79)	$5.70	$(3.08)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(290,700)	$(120,394)	$(15,678)	$71,121	$(355,651)

Net realized and unrealized gain (loss)	$38,779,779	$45,493,259	$(39,865,590)	$(71,856,939)	$(27,449,491)
Net income (loss)	$38,489,079	$45,372,865	$(39,881,268)	$(71,785,818)	$(27,805,142)
Net increase (decrease) in net asset value per share	$5.00	$6.73	$(9.83)	$(9.29)	$(7.39)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(337,002)	$(412,454)	$(321,432)	$(338,076)	$(1,408,964)

Net realized and unrealized gain (loss)	$5,569,806	$(89,589,990)	$17,321,489	$(23,566,686)	$(90,265,381)
Net income (loss)	$5,232,804	$(90,002,444)	$17,000,057	$(23,904,762)	$(91,674,345)
Net increase (decrease) in net asset value per share	$(1.71)	$(23.92)	$(0.97)	$(8.30)	$(34.90)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(15,816)	$(15,159)	$(13,899)	$(9,577)	$(54,451)

Net realized and unrealized gain (loss)	$1,192,243	$930,163	$464,313	$1,560,133	$4,146,852
Net income (loss)	$1,176,427	$915,004	$450,414	$1,550,556	$4,092,401
Net increase (decrease) in net asset value per share	$6.14	$3.92	$0.71	$5.61	$16.38

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(56,298)	$(31,909)	$(19,256)	$(14,709)	$(122,172)

Net realized and unrealized gain (loss)	$6,220,334	$(3,569,149)	$611,260	$(683,701)	$2,578,744
Net income (loss)	$6,164,036	$(3,601,058)	$592,004	$(698,410)	$2,456,572
Net increase (decrease) in net asset value per share	$20.20	$(32.64)	$2.23	$(13.22)	$(23.43)

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(359,021)	$(125,473)	$22,669	$65,110	$(396,715)

Net realized and unrealized gain (loss)	$(8,389,520)	$(34,805,151)	$(14,398,822)	$(4,629,435)	$(62,222,928)
Net income (loss)	$(8,748,541)	$(34,930,624)	$(14,376,153)	$(4,564,325)	$(62,619,643)
Net increase (decrease) in net asset value per share	$(0.66)	$(3.30)	$(1.43)	$(0.48)	$(5.87)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(804,953)	$(666,494)	$(657,657)	$(635,553)	$(2,764,657)

Net realized and unrealized gain (loss)	$(41,031,168)	$18,960,086	$(8,051,669)	$49,297,417	$19,174,666
Net income (loss)	$(41,836,121)	$18,293,592	$(8,709,326)	$48,661,864	$16,410,009
Net increase (decrease) in net asset value per share	$(2.35)	$1.13	$(0.54)	$3.30	$1.54

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(46,877)	$(18,164)	$(974)	$5,150	$(60,865)

Net realized and unrealized gain (loss)	$(9,082,640)	$386,449	$(2,343,917)	$(502,928)	$(11,543,036)
Net income (loss)	$(9,129,517)	$368,285	$(2,344,891)	$(497,778)	$(11,603,901)
Net increase (decrease) in net asset value per share	$(14.93)	$(0.10)	$(5.02)	$(0.81)	$(20.86)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(116,940)	$(114,810)	$(119,115)	$(110,558)	$(461,423)

Net realized and unrealized gain (loss)	$(19,481,223)	$(10,186,660)	$(523,114)	$19,190,280	$(11,000,717)
Net income (loss)	$(19,598,163)	$(10,301,470)	$(642,229)	$19,079,722	$(11,462,140)
Net increase (decrease) in net asset value per share	$(33.80)	$(11.77)	$(0.70)	$21.72	$(24.55)

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(23,560)	$(14,368)	$(2,336)	$3,664	$(36,600)

Net realized and unrealized gain (loss)	$(4,740,632)	$3,653,850	$(860,944)	$(32,682)	$(1,980,408)
Net income (loss)	$(4,764,192)	$3,639,482	$(863,280)	$(29,018)	$(2,017,008)
Net increase (decrease) in net asset value per share	$(7.93)	$5.37	$(2.76)	$(0.28)	$(5.60)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(75,735)	$(70,289)	$(64,078)	$(45,751)	$(255,853)

Net realized and unrealized gain (loss)	$(9,579,793)	$(15,984,890)	$(5,356,501)	$9,992,228	$(20,928,956)
Net income (loss)	$(9,655,528)	$(16,055,179)	$(5,420,579)	$9,946,477	$(21,184,809)
Net increase (decrease) in net asset value per share	$(14.94)	$(16.48)	$(5.22)	$9.37	$(27.27)

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(311,744)	$(97,161)	$12,821	$40,110	$(355,974)

Net realized and unrealized gain (loss)	$(26,914,503)	$3,039,471	$(1,148,866)	$1,063,273	$(23,960,625)
Net income (loss)	$(27,226,247)	$2,942,310	$(1,136,045)	$1,103,383	$(24,316,599)
Net increase (decrease) in net asset value per share	$(7.69)	$1.52	$0.19	$0.67	$(5.31)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(400,797)	$(324,778)	$(408,214)	$(475,773)	$(1,609,562)

Net realized and unrealized gain (loss)	$(28,677,455)	$(33,065,456)	$(10,390,487)	$80,564,433	$8,431,035
Net income (loss)	$(29,078,252)	$(33,390,234)	$(10,798,701)	$80,088,660	$6,821,473
Net increase (decrease) in net asset value per share	$(11.43)	$(12.98)	$(2.85)	$19.56	$(7.70)

PROSHARES VIX MID-TERM FUTURES ETF

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(44,567)	$(23,141)	$(15,787)	$1,688	$(81,807)

Net realized and unrealized gain (loss)	$(11,431,860)	$(4,800,903)	$(3,599,127)	$(6,414,851)	$(26,246,741)
Net income (loss)	$(11,476,427)	$(4,824,044)	$(3,614,914)	$(6,413,163)	$(26,328,548)
Net increase (decrease) in net asset value per share	$(10.24)	$(4.44)	$(2.26)	$(3.91)	$(20.85)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(51,495)	$(69,741)	$(89,667)	$(83,588)	$(294,491)

Net realized and unrealized gain (loss)	$(216,839)	$(899,031)	$(6,040,771)	$(4,873,330)	$(12,029,971)
Net income (loss)	$(268,334)	$(968,772)	$(6,130,438)	$(4,956,918)	$(12,324,462)
Net increase (decrease) in net asset value per share	$(1.24)	$(0.74)	$(6.23)	$(3.61)	$(11.82)

PROSHARES VIX SHORT-TERM FUTURES ETF*

	Three months ended (unaudited)				Year ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(184,221)	$(110,768)	$(61,284)	$63,087	$(293,186)

Net realized and unrealized gain (loss)	$(72,088,449)	$(27,306,331)	$(44,663,153)	$(54,252,986)	$(198,310,919)
Net income (loss)	$(72,272,670)	$(27,417,099)	$(44,724,437)	$(54,189,899)	$(198,604,105)
Net increase (decrease) in net asset value per share	$(32.15)	$(10.02)	$(10.12)	$(9.23)	$(61.52)

	Three months ended (unaudited)				Year ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net investment income (loss)	$(221,289)	$(487,032)	$(407,697)	$(320,629)	$(1,436,647)

Net realized and unrealized gain (loss)	$(8,586,170)	$(39,223,810)	$(94,969,520)	$(52,076,658)	$(194,856,158)
Net income (loss)	$(8,807,459)	$(39,710,842)	$(95,377,217)	$(52,397,287)	$(196,292,805)
Net increase (decrease) in net asset value per share	$(32.18)	$(52.09)	$(66.44)	$(29.27)	$(179.98)

See the Index to Financial Statements on Page 137 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

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

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2017. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2017, the Sponsor serves as the Trust’s commodity pool operator.

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

Background and Principals

As of December 31, 2017, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Timothy N. Coakley	Chief Financial Officer and Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust and Principal of the Sponsor
Todd B. Johnson*	Principal Executive Officer of the Trust and Chief Investment Officer and Principal of the Sponsor
Hratch Najarian	Director, Portfolio Management and Principal of the Sponsor
Alexander Ilyasov	Senior Portfolio Manager of the Sponsor
Jeffrey Ploshnick	Senior Portfolio Manager and Associated Person of the Sponsor
Ryan Dofflemeyer	Portfolio Manager and Associated Person of the Sponsor
Benjamin McAbee	Portfolio Manager of the Sponsor
Victor M. Frye	Principal of the Sponsor

*	Denotes principal of the Sponsor who supervises persons who participate in making trading decisions for the Funds.

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

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008 and a listed principal of the Sponsor since September 18, 2013. Mr. Karpowicz has been employed by PFA since July 2002 and PSA since its inception as Vice President of Financial Administration. Mr. Karpowicz is 54 years old.

Todd B. Johnson, Principal Executive Officer of the Trust since January 2014; Chief Investment Officer of the Sponsor since February 27, 2009, a registered swap associated person of the Sponsor since January 4, 2013, a registered associated person of the Sponsor since January 29, 2010, and a listed principal of the Sponsor since January 16, 2009. As Principal Executive Officer of the Trust, Mr. Johnson’s responsibilities include oversight of the operations of the Trust. As Chief Investment Officer of the Sponsor, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PFA and PSA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. In addition, Mr. Johnson has been listed as a principal and associated person of PSA since January 14, 2014. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005. Mr. Johnson is 54 years old.

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

Alexander Ilyasov, Senior Portfolio Manager of the Sponsor since August 22, 2016. In this role, Mr. Ilyasov’s responsibilities include oversight of the investment management activities of the VIX Futures Funds and certain other series of the Trust. Mr. Ilyasov also serves as a Senior Portfolio Manager of PFA since October 2013 and has served as Portfolio Manager of PSA since October 2013.

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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2017, the following represents Management Fees earned by the Sponsor:

Fund
ProShares Short Euro	$111,736
ProShares Short VIX Short-Term Futures ETF	7,147,223
ProShares Ultra Bloomberg Crude Oil	7,120,247
ProShares Ultra Bloomberg Natural Gas	446,589
ProShares Ultra Euro	124,543
ProShares Ultra Gold	902,841
ProShares Ultra Silver	2,551,877
ProShares Ultra VIX Short-Term Futures ETF	3,960,999
ProShares Ultra Yen	50,521
ProShares UltraPro 3x Crude Oil ETF	0
ProShares UltraPro 3x Short Crude Oil ETF	0
ProShares UltraShort Australian Dollar	123,234
ProShares UltraShort Bloomberg Crude Oil	1,934,688
ProShares UltraShort Bloomberg Natural Gas	63,534
ProShares UltraShort Euro	2,445,170
ProShares UltraShort Gold	344,734
ProShares UltraShort Silver	194,297
ProShares UltraShort Yen	1,802,816
ProShares VIX Mid-Term Futures ETF	317,739
ProShares VIX Short-Term Futures ETF	1,353,339

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees	$744,400	$742,060
Audit-Related Fees	97,500	33,000
Tax Fees	3,294,470	3,243,200
All Other Fees	—	—

Total	$4,136,370	$4,018,260

Audit fees for the year ended December 31, 2017 consist of fees paid to PwC for the audit of the Funds’ December 31, 2017 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2016 consist of fees paid to PwC for the audit of the Funds’ December 31, 2016 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the years ended December 31, 2017 or 2016 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

Item 16. Form 10-K Summary.

Not applicable.

ProShares Trust II

Financial Statements as of December 31, 2017

Report of Independent Registered Public Accounting Firm

To the Sponsor of ProShares Trust II and the Shareholders of each of the twenty funds listed below, comprising ProShares Trust II

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments of ProShares Trust II and each of the individual twenty funds listed below comprising the ProShares Trust II (collectively, the “Trust”), as of the dates listed below, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for each of the periods listed below, including the related notes (collectively referred to as the “financial statements”). We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of Proshares Trust II and the individual financial positions of each of the twenty funds as of the dates listed below, and the combined and individual results of their operations and their cash flows for the respective periods described in (a), (b) and (c) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual funds maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

ProShares Short Euro (a)
ProShares Short VIX Short-Term Futures ETF (a)
ProShares Ultra Bloomberg Crude Oil (a)
ProShares Ultra Bloomberg Natural Gas (a)
ProShares Ultra Euro (a)
ProShares Ultra Gold (a)
ProShares Ultra Silver (a)
ProShares Ultra VIX Short-Term Futures ETF (a)
ProShares Ultra Yen (a)
ProShares UltraPro 3x Crude Oil ETF (b)
ProShares UltraPro 3x Short Crude Oil ETF (b)
ProShares UltraShort Australian Dollar (a)
ProShares UltraShort Bloomberg Crude Oil (a)
ProShares UltraShort Bloomberg Natural Gas (a)
ProShares UltraShort Euro (a)
ProShares UltraShort Gold (a)
ProShares UltraShort Silver (a)
ProShares UltraShort Yen (a)
ProShares VIX Mid-Term Futures ETF (a)
ProShares VIX Short-Term Futures ETF (a)

ProShares Trust II (“combined”) (c)

(a)	Statements of financial condition, including the schedule of investments, as of December 31, 2017 and 2016, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017
(b)	Statements of financial condition, including the schedule of investments, as of December 31, 2017, and the related statements of operations, of changes in shareholders’ equity and of cash flows for the period January 13, 2017 (inception) through December 31, 2017

(c)	Statements of financial condition as of December 31, 2017 and 2016, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust’s and each of the individual fund’s financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust and each of the funds in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 1, 2018

We have served as the auditor of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Euro, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Yen, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Gold, ProShares UltraShort Silver, and ProShares UltraShort Yen since 2008.

We have served as the auditor of the combined ProShares Trust II, ProShares VIX Mid-Term Futures ETF, and ProShares VIX Short-Term Futures ETF since 2010.

We have served as the auditor of ProShares Short Euro, ProShares Short VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra VIX Short-Term Futures ETF, ProShares UltraShort Australian Dollar, and ProShares UltraShort Bloomberg Natural Gas since 2011.

We have served as auditor of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since 2017.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$923,063	$2,292,012
Segregated cash balances with brokers for futures contracts	122,430	402,600
Short-term U.S. government and agency obligations (Note 3) (cost $6,996,595 and $13,164,807, respectively)	6,996,235	13,164,828

Total assets	8,041,728	15,859,440

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	43,311	76,666
Payable to Sponsor	6,537	12,686

Total liabilities	49,848	89,352

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,991,880	15,770,088

Total liabilities and shareholders’ equity	$8,041,728	$15,859,440

Shares outstanding	200,000	350,000

Net asset value per share	$39.96	$45.06

Market value per share (Note 2)	$39.99	$45.12

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills^^:
1.033% due 01/18/18	$7,000,000	$6,996,235

Total short-term U.S. government and agency obligations (cost $6,996,595)		$6,996,235

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures—CME, expires March 2018	53	$8,000,019	$(166,288)

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills^^:
0.270% due 01/12/17	$8,168,000	$8,167,194
0.355% due 01/19/17	2,000,000	1,999,631
0.491% due 02/23/17	3,000,000	2,998,003

Total short-term U.S. government and agency obligations (cost $13,164,807)		$13,164,828

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures—CME, expires March 2017	120	$15,861,000	$132,900

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $402,600 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$75,953	$32,959	$4,504

Expenses
Management fee	111,736	153,021	179,286
Brokerage commissions	1,844	2,666	3,979

Total expenses	113,580	155,687	183,265

Net investment income (loss)	(37,627)	(122,728)	(178,761)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,161,987)	663,774	1,559,425
Short-term U.S. government and agency obligations	(384)	33	218

Net realized gain (loss)	(1,162,371)	663,807	1,559,643

Change in net unrealized appreciation/depreciation on
Futures contracts	(299,188)	(110,538)	(141,893)
Short-term U.S. government and agency obligations	(381)	12	(170)

Change in net unrealized appreciation/depreciation	(299,569)	(110,526)	(142,063)

Net realized and unrealized gain (loss)	(1,461,940)	553,281	1,417,580

Net income (loss)	$(1,499,567)	$430,553	$1,238,819

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$15,770,088	$17,510,898	$14,021,804
Addition of 0, 50,000 and 550,000 shares, respectively	—	2,109,382	23,563,492
Redemption of 150,000, 100,005 and 500,000 shares, respectively	(6,278,641)	(4,280,745)	(21,313,217)

Net addition (redemption) of (150,000), (50,005) and 50,000 shares, respectively	(6,278,641)	(2,171,363)	2,250,275

Net investment income (loss)	(37,627)	(122,728)	(178,761)
Net realized gain (loss)	(1,162,371)	663,807	1,559,643
Change in net unrealized appreciation/depreciation	(299,569)	(110,526)	(142,063)

Net income (loss)	(1,499,567)	430,553	1,238,819

Shareholders’ equity, end of period	$7,991,880	$15,770,088	$17,510,898

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(1,499,567)	$430,553	$1,238,819
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	280,170	101,145	(260,865)
Purchases of short-term U.S. government and agency obligations	(52,920,382)	(53,315,548)	(56,503,913)
Proceeds from sales or maturities of short-term U.S government and agency obligations	59,163,769	55,336,935	53,441,831
Net amortization and accretion on short-term U.S government and agency obligations	(75,559)	(32,959)	(4,504)
Net realized gain (loss) on investments	384	(33)	(218)
Change in unrealized appreciation/depreciation on investments	381	(12)	170
Decrease (Increase) in receivable on futures contracts	—	84,235	(20,985)
Increase (Decrease) in payable to Sponsor	(6,149)	(1,409)	2,967
Increase (Decrease) in payable on futures contracts	(33,355)	76,666	—

Net cash provided by (used in) operating activities	4,909,692	2,679,573	(2,106,698)

Cash flow from financing activities
Proceeds from addition of shares	—	2,109,382	23,563,492
Payment on shares redeemed	(6,278,641)	(4,280,745)	(21,313,217)

Net cash provided by (used in) financing activities	(6,278,641)	(2,171,363)	2,250,275

Net increase (decrease) in cash	(1,368,949)	508,210	143,577
Cash, beginning of period	2,292,012	1,783,802	1,640,225

Cash, end of period	$923,063	$2,292,012	$1,783,802

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,468,000	$1,850,760
Segregated cash balances with brokers for futures contracts	299,200,276	55,323,984
Short-term U.S. government and agency obligations (Note 3) (cost $494,962,509 and $170,391,741, respectively)	494,910,644	170,396,436
Receivable on open futures contracts	20,758,850	1,059,418

Total assets	816,337,770	228,630,598

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	44,817,710	—
Payable on open futures contracts	528,750	325,000
Payable to Sponsor	827,439	230,211

Total liabilities	46,173,899	555,211

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	770,163,871	228,075,387

Total liabilities and shareholders’ equity	$816,337,770	$228,630,598

Shares outstanding (Note 1)	6,050,000	5,000,000

Net asset value per share (Note 1)	$127.30	$45.62

Market value per share (Note 1) (Note 2)	$128.21	$45.49

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations
(64% of shareholders’ equity)
U.S. Treasury Bills^^:
1.209% due 02/08/18†	$36,000,000	$35,954,122
1.080% due 02/15/18	70,000,000	69,893,908
1.145% due 02/22/18†	87,000,000	86,846,558
1.155% due 03/01/18	60,000,000	59,876,748
1.256% due 03/08/18	70,000,000	69,835,696
1.271% due 03/15/18	63,000,000	62,837,460
1.277% due 03/22/18	75,000,000	74,780,280
1.267% due 03/29/18	35,000,000	34,885,872

Total short-term U.S. government and agency obligations (cost $494,962,509)		$494,910,644

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—CBOE, expires January 2018	38,015	$436,222,125	$21,493,549
VIX Futures—CBOE, expires February 2018	26,693	332,995,175	(4,452,100)

			$17,041,449

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(75% of shareholders’ equity)
U.S. Treasury Bills^^:
0.471% due 02/09/17	$47,500,000	$47,478,520
0.437% due 02/16/17†	95,000,000	94,948,330
0.493% due 03/23/17	28,000,000	27,969,586

Total short-term U.S. government and agency obligations (cost $170,391,741)		$170,396,436

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires January 2017	8,491	$128,426,375	$(7,027,685)
VIX Futures—CBOE, expires February 2017	5,974	99,019,050	(3,281,926)

			$(10,309,611)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $55,323,984 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$6,001,679	$1,126,057	$180,686

Expenses
Management fee	7,147,223	4,448,808	4,043,491
Brokerage commissions	4,226,442	2,074,099	1,935,395
Brokerage fees	1,558	—	—

Total expenses	11,375,223	6,522,907	5,978,886

Net investment income (loss)	(5,373,544)	(5,396,850)	(5,798,200)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	897,400,516	440,391,389	69,793,028
Short-term U.S. government and agency obligations	(443)	(11,670)	35,629

Net realized gain (loss)	897,400,073	440,379,719	69,828,657

Change in net unrealized appreciation/depreciation on
Futures contracts	27,351,060	(21,056,026)	27,098,564
Short-term U.S. government and agency obligations	(56,560)	(6,824)	8,936

Change in net unrealized appreciation/depreciation	27,294,500	(21,062,850)	27,107,500

Net realized and unrealized gain (loss)	924,694,573	419,316,869	96,936,157

Net income (loss)	$919,321,029	$413,920,019	$91,137,957

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$228,075,387	$642,811,361	$506,556,124
Addition of 52,550,000, 105,900,000 and 48,200,000 shares, respectively (Note 1)	3,985,678,031	2,867,628,691	1,403,231,166
Redemption of 51,500,000, 126,200,080 and 39,400,000 shares, respectively (Note 1)	(4,362,910,576)	(3,696,284,684)	(1,358,113,886)

Net addition (redemption) of 1,050,000, (20,300,080) and 8,800,000 shares, respectively (Note 1)	(377,232,545)	(828,655,993)	45,117,280

Net investment income (loss)	(5,373,544)	(5,396,850)	(5,798,200)
Net realized gain (loss)	897,400,073	440,379,719	69,828,657
Change in net unrealized appreciation/depreciation	27,294,500	(21,062,850)	27,107,500

Net income (loss)	919,321,029	413,920,019	91,137,957

Shareholders’ equity, end of period	$770,163,871	$228,075,387	$642,811,361

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$919,321,029	$413,920,019	$91,137,957
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(243,876,292)	68,204,421	(38,283,455)
Purchases of short-term U.S. government and agency obligations	(7,250,717,757)	(2,915,165,614)	(2,104,319,382)
Proceeds from sales or maturities of short-term U.S government and agency obligations	6,931,640,345	3,281,269,459	2,016,127,119
Net amortization and accretion on short-term U.S government and agency obligations	(5,493,799)	(1,126,057)	(180,670)
Net realized gain (loss) on investments	443	11,670	(35,629)
Change in unrealized appreciation/depreciation on investments	56,560	6,824	(8,936)
Decrease (Increase) in receivable on futures contracts	(19,699,432)	(1,059,418)	—
Increase (Decrease) in payable to Sponsor	597,228	(277,306)	100,052
Increase (Decrease) in payable on futures contracts	203,750	(1,095,271)	(29,599,748)

Net cash provided by (used in) operating activities	332,032,075	844,688,727	(65,062,692)

Cash flow from financing activities
Proceeds from addition of shares	3,985,678,031	2,877,792,848	1,393,067,009
Payment on shares redeemed	(4,318,092,866)	(3,725,781,791)	(1,331,975,560)

Net cash provided by (used in) financing activities	(332,414,835)	(847,988,943)	61,091,449

Net increase (decrease) in cash	(382,760)	(3,300,216)	(3,971,243)
Cash, beginning of period	1,850,760	5,150,976	9,122,219

Cash, end of period	$1,468,000	$1,850,760	$5,150,976

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,532,748	$1,401,555
Segregated cash balances with brokers for futures contracts	8,796,755	20,609,600
Short-term U.S. government and agency obligations (Note 3) (cost $459,543,053 and $885,046,303, respectively)	459,515,902	885,050,007
Unrealized appreciation on swap agreements	62,238,361	55,358,571
Receivable on open futures contracts	2,242,001	—

Total assets	534,325,767	962,419,733

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,464,420	25,879,004
Payable on open futures contracts	—	1,993,438
Brokerage commissions and fees payable	—	2,332
Payable to Sponsor	415,821	813,099

Total liabilities	9,880,241	28,687,873

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	524,445,526	933,731,860

Total liabilities and shareholders’ equity	$534,325,767	$962,419,733

Shares outstanding	22,161,317	40,013,933

Net asset value per share	$23.66	$23.34

Market value per share (Note 2)	$23.44	$23.36

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills^^:
1.001% due 01/04/18†	$63,000,000	$62,996,081
1.022% due 01/11/18†	63,000,000	62,982,203
1.033% due 01/18/18†	38,000,000	37,979,564
1.082% due 01/25/18†	47,000,000	46,962,616
1.146% due 02/01/18†	41,000,000	40,957,635
1.118% due 02/08/18†	61,000,000	60,922,262
1.080% due 02/15/18†	50,000,000	49,924,220
1.145% due 02/22/18†	18,000,000	17,968,253
1.223% due 03/01/18†	29,000,000	28,940,428
1.256% due 03/08/18†	50,000,000	49,882,640

Total short-term U.S. government and agency obligations (cost $459,543,053)		$459,515,902

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil—NYMEX, expires March 2018	3,854	$232,935,760	$11,945,979

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	01/08/18	$268,156,276	$19,815,892
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	01/08/18	213,961,079	16,654,031
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	01/08/18	122,285,969	9,003,519
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	01/08/18	211,563,368	16,764,919

			Total Unrealized Appreciation	$62,238,361

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2017, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills^^:
0.289% due 01/05/17†	$144,500,000	$144,496,908
0.270% due 01/12/17†	113,636,000	113,624,784
0.371% due 01/19/17†	48,500,000	48,491,057
0.362% due 01/26/17†	106,000,000	105,971,899
0.418% due 02/02/17†	105,749,000	105,712,432
0.400% due 02/09/17†	108,000,000	107,951,162
0.420% due 02/16/17†	77,000,000	76,958,120
0.491% due 02/23/17†	20,000,000	19,986,684
0.481% due 03/09/17†	150,000,000	149,869,995
0.493% due 03/23/17	12,000,000	11,986,966

Total short-term U.S. government and agency obligations (cost $885,046,303)		$885,050,007

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil—NYMEX, expires March 2017	5,855	$320,034,300	$5,537,165

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	01/10/17	$545,083,669	$18,427,009
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	01/10/17	379,451,639	14,016,906
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	01/10/17	259,616,766	8,661,821
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	01/10/17	363,331,028	14,252,835

				$55,358,571

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $20,609,600 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2016, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$5,982,049	$2,170,633	$396,158

Expenses
Management fee	7,120,247	8,263,078	8,230,180
Brokerage commissions	241,263	538,935	639,133

Total expenses	7,361,510	8,802,013	8,869,313

Net investment income (loss)	(1,379,461)	(6,631,380)	(8,473,155)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	28,048,922	43,093,616	(297,227,106)
Swap agreements	(5,902,710)	30,967,424	(598,949,990)
Short-term U.S. government and agency obligations	(14,496)	(17,374)	22,728

Net realized gain (loss)	22,131,716	74,043,666	(896,154,368)

Change in net unrealized appreciation/depreciation on
Futures contracts	6,408,814	23,466,479	28,545,473
Swap agreements	6,879,790	127,535,160	4,004,508
Short-term U.S. government and agency obligations	(30,855)	5,463	(6,857)

Change in net unrealized appreciation/depreciation	13,257,749	151,007,102	32,543,124

Net realized and unrealized gain (loss)	35,389,465	225,050,768	(863,611,244)

Net income (loss)	$34,010,004	$218,419,388	$(872,084,399)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$933,731,860	$783,922,475	$450,562,988
Addition of 68,500,000, 62,875,000 and 43,415,000 shares, respectively	1,156,816,574	1,094,604,444	2,505,616,928
Redemption of 86,352,616, 54,025,001 and 16,690,983 shares, respectively	(1,600,112,912)	(1,163,214,447)	(1,300,173,042)

Net addition (redemption) of (17,852,616), 8,849,999 and 26,724,017 shares, respectively	(443,296,338)	(68,610,003)	1,205,443,886

Net investment income (loss)	(1,379,461)	(6,631,380)	(8,473,155)
Net realized gain (loss)	22,131,716	74,043,666	(896,154,368)
Change in net unrealized appreciation/depreciation	13,257,749	151,007,102	32,543,124

Net income (loss)	34,010,004	218,419,388	(872,084,399)

Shareholders’ equity, end of period	$524,445,526	$933,731,860	$783,922,475

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$34,010,004	$218,419,388	$(872,084,399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	11,812,845	26,962,210	(12,966,690)
Purchases of short-term U.S. government and agency obligations	(6,401,999,444)	(3,746,504,691)	(4,300,690,737)
Proceeds from sales or maturities of short-term U.S government and agency obligations	6,833,376,973	3,661,263,949	3,970,639,458
Net amortization and accretion on short-term U.S government and agency obligations	(5,888,775)	(2,170,633)	(382,657)
Net realized gain (loss) on investments	14,496	17,374	(22,728)
Change in unrealized appreciation/depreciation on investments	(6,848,935)	(127,540,623)	(3,997,651)
Decrease (Increase) in receivable on futures contracts	(2,242,001)	5,150,763	(5,150,763)
Increase (Decrease) in payable to Sponsor	(397,278)	176,115	316,922
Increase (Decrease) in brokerage commissions and fees payable	(2,332)	(22,668)	25,000
Increase (Decrease) in payable on futures contracts	(1,993,438)	1,993,438	(5,817,266)

Net cash provided by (used in) operating activities	459,842,115	37,744,622	(1,230,131,511)

Cash flow from financing activities
Proceeds from addition of shares	1,156,816,574	1,099,498,953	2,529,448,592
Payment on shares redeemed	(1,616,527,496)	(1,139,850,399)	(1,297,658,086)

Net cash provided by (used in) financing activities	(459,710,922)	(40,351,446)	1,231,790,506

Net increase (decrease) in cash	131,193	(2,606,824)	1,658,995
Cash, beginning of period	1,401,555	4,008,379	2,349,384

Cash, end of period	$1,532,748	$1,401,555	$4,008,379

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$4,417,324	$971,442
Segregated cash balances with brokers for futures contracts	10,299,573	7,612,770
Short-term U.S. government and agency obligations (Note 3) (cost $50,963,586 and $36,183,384, respectively)	50,961,356	36,183,648
Receivable from capital shares sold	326,440	—
Receivable on open futures contracts	1,520,156	—

Total assets	67,524,849	44,767,860

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,211,794	—
Payable on open futures contracts	—	1,528,005
Brokerage commissions and fees payable	—	433
Payable to Sponsor	44,105	36,036

Total liabilities	4,255,899	1,564,474

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	63,268,950	43,203,386

Total liabilities and shareholders’ equity	$67,524,849	$44,767,860

Shares outstanding	9,692,169	2,292,169

Net asset value per share	$6.53	$18.85

Market value per share (Note 2)	$6.50	$18.96

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations
(81% of shareholders’ equity)
U.S. Treasury Bills^^:
1.000% due 01/04/18	$16,000,000	$15,999,005
1.001% due 01/11/18	9,000,000	8,997,457
1.033% due 01/18/18	6,000,000	5,996,773
1.040% due 02/01/18	8,000,000	7,991,734
1.145% due 02/22/18	9,000,000	8,984,127
1.271% due 03/15/18	3,000,000	2,992,260

Total short-term U.S. government and agency obligations (cost $50,963,586)		$50,961,356

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires March 2018	4,355	$126,556,300	$7,225,810

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills^^:
0.435% due 01/12/17	$1,200,000	$1,199,882
0.345% due 01/19/17	8,000,000	7,998,525
0.311% due 01/26/17	3,000,000	2,999,205
0.403% due 02/02/17	3,000,000	2,998,963
0.425% due 02/09/17	4,000,000	3,998,191
0.440% due 02/16/17	12,000,000	11,993,473
0.491% due 02/23/17	2,000,000	1,998,668
0.493% due 03/23/17	3,000,000	2,996,741

Total short-term U.S. government and agency obligations (cost $36,183,384)		$36,183,648

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas—NYMEX, expires March 2017	2,346	$86,426,640	$2,536,720

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $7,612,770 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$339,079	$72,943	$20,167

Expenses
Management fee	446,589	325,435	574,158
Brokerage commissions	126,252	131,994	207,344

Total expenses	572,841	457,429	781,502

Net investment income (loss)	(233,762)	(384,486)	(761,335)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(40,793,265)	17,571,809	(100,776,817)
Short-term U.S. government and agency obligations	(1,021)	(698)	4,341

Net realized gain (loss)	(40,794,286)	17,571,111	(100,772,476)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,689,090	(3,776,159)	41,202,162
Short-term U.S. government and agency obligations	(2,494)	(819)	(296)

Change in net unrealized appreciation/depreciation	4,686,596	(3,776,978)	41,201,866

Net realized and unrealized gain (loss)	(36,107,690)	13,794,133	(59,570,610)

Net income (loss)	$(36,341,452)	$13,409,647	$(60,331,945)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$43,203,386	$38,851,184	$70,433,207
Addition of 12,550,000, 3,450,000 and 2,137,500 shares, respectively	106,004,594	40,783,818	83,526,876
Redemption of 5,150,000, 3,250,001 and 1,187,815 shares, respectively	(49,597,578)	(49,841,263)	(54,776,954)

Net addition (redemption) of 7,400,000, 199,999 and 949,685 shares, respectively	56,407,016	(9,057,445)	28,749,922

Net investment income (loss)	(233,762)	(384,486)	(761,335)
Net realized gain (loss)	(40,794,286)	17,571,111	(100,772,476)
Change in net unrealized appreciation/depreciation	4,686,596	(3,776,978)	41,201,866

Net income (loss)	(36,341,452)	13,409,647	(60,331,945)

Shareholders’ equity, end of period	$63,268,950	$43,203,386	$38,851,184

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(36,341,452)	$13,409,647	$(60,331,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,686,803)	(17,490)	13,538,800
Purchases of short-term U.S. government and agency obligations	(400,640,972)	(136,277,314)	(262,203,648)
Proceeds from sales or maturities of short-term U.S government and agency obligations	386,173,028	126,972,823	288,829,035
Net amortization and accretion on short-term U.S government and agency obligations	(313,279)	(72,943)	(18,846)
Net realized gain (loss) on investments	1,021	698	(4,341)
Change in unrealized appreciation/depreciation on investments	2,494	819	296
Decrease (Increase) in receivable on futures contracts	(1,520,156)	3,065,769	(3,065,769)
Increase (Decrease) in payable to Sponsor	8,069	10,926	(40,680)
Increase (Decrease) in brokerage commissions and fees payable	(433)	(3,190)	3,623
Increase (Decrease) in payable on futures contracts	(1,528,005)	1,528,005	(9,552,314)

Net cash provided by (used in) operating activities	(56,846,488)	8,617,750	(32,845,789)

Cash flow from financing activities
Proceeds from addition of shares	105,678,154	40,783,818	87,380,298
Payment on shares redeemed	(45,385,784)	(49,841,263)	(54,776,954)

Net cash provided by (used in) financing activities	60,292,370	(9,057,445)	32,603,344

Net increase (decrease) in cash	3,445,882	(439,695)	(242,445)
Cash, beginning of period	971,442	1,411,137	1,653,582

Cash, end of period	$4,417,324	$971,442	$1,411,137

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,416,427	$606,393
Segregated cash balances with brokers for foreign currency forward contracts	922,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $6,996,595 and $11,891,729, respectively)	6,996,235	11,891,831
Unrealized appreciation on foreign currency forward contracts	321,609	2,548

Total assets	9,656,271	12,500,772

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	7,298	9,629
Unrealized depreciation on foreign currency forward contracts	57,457	576,558

Total liabilities	64,755	586,187

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,591,516	11,914,585

Total liabilities and shareholders’ equity	$9,656,271	$12,500,772

Shares outstanding	550,000	850,000

Net asset value per share	$17.44	$14.02

Market value per share (Note 2)	$17.46	$14.09

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (73% of shareholders’ equity)
U.S. Treasury Bills^^:
1.033% due 01/18/18†	$7,000,000	$6,996,235

Total short-term U.S. government and agency obligations (cost $6,996,595)		$6,996,235

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Euro with Goldman Sachs International	01/12/18	8,921,525	$10,550,545	$159,093
Euro with UBS AG	01/12/18	10,174,300	12,050,988	162,516

Total Unrealized Appreciation				$321,609

Contracts to Sell
Euro with Goldman Sachs International	01/12/18	(3,071,600)	$(3,630,563)	$(56,669)
Euro with UBS AG	01/12/18	(37,900)	(44,709)	(788)

Total Unrealized Depreciation				$(57,457)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations (100% of shareholders’ equity)
U.S. Treasury Bills^^:
0.295% due 01/05/17†	$1,000,000	$999,979
0.270% due 01/12/17	901,000	900,911
0.299% due 01/19/17†	2,000,000	1,999,631
0.493% due 03/23/17	8,000,000	7,991,310

Total short-term U.S. government and agency obligations (cost $11,891,729)		$11,891,831

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/13/17	9,841,725	$10,368,169	$(236,099)
Euro with UBS AG	01/13/17	13,774,600	14,511,417	(337,302)

				$(573,401)

Contracts to Sell
Euro with Goldman Sachs International	01/13/17	(717,800)	$(756,196)	$(3,157)
Euro with UBS AG	01/13/17	(264,000)	(278,121)	2,548

				$(609)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$94,761	$25,015	$2,797

Expenses
Management fee	124,543	99,537	106,868

Total expenses	124,543	99,537	106,868

Net investment income (loss)	(29,782)	(74,522)	(104,071)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,212,313	138,959	(1,982,208)
Short-term U.S. government and agency obligations	(87)	154	(109)

Net realized gain (loss)	2,212,226	139,113	(1,982,317)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	838,162	(1,178,930)	708,291
Short-term U.S. government and agency obligations	(462)	505	(369)

Change in net unrealized appreciation/depreciation	837,700	(1,178,425)	707,922

Net realized and unrealized gain (loss)	3,049,926	(1,039,312)	(1,274,395)

Net income (loss)	$3,020,144	$(1,113,834)	$(1,378,466)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$11,914,585	$10,857,730	$2,981,441
Addition of 1,600,000, 300,000 and 950,000 shares, respectively	25,220,169	4,628,749	15,916,613
Redemption of 1,900,000, 150,014 and 400,000 shares, respectively	(30,563,382)	(2,458,060)	(6,661,858)

Net addition (redemption) of (300,000), 149,986 and 550,000 shares, respectively	(5,343,213)	2,170,689	9,254,755

Net investment income (loss)	(29,782)	(74,522)	(104,071)
Net realized gain (loss)	2,212,226	139,113	(1,982,317)
Change in net unrealized appreciation/depreciation	837,700	(1,178,425)	707,922

Net income (loss)	3,020,144	(1,113,834)	(1,378,466)

Shareholders’ equity, end of period	$9,591,516	$11,914,585	$10,857,730

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$3,020,144	$(1,113,834)	$(1,378,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(922,000)	—	—
Purchases of short-term U.S. government and agency obligations	(57,793,329)	(48,066,675)	(42,137,395)
Proceeds from sales or maturities of short-term U.S government and agency obligations	62,783,137	47,805,780	32,950,150
Net amortization and accretion on short-term U.S government and agency obligations	(94,761)	(25,015)	(2,797)
Net realized gain (loss) on investments	87	(154)	109
Change in unrealized appreciation/depreciation on investments	(837,700)	1,178,425	(707,922)
Increase (Decrease) in payable to Sponsor	(2,331)	(415)	8,041

Net cash provided by (used in) operating activities	6,153,247	(221,888)	(11,268,280)

Cash flow from financing activities
Proceeds from addition of shares	25,220,169	4,628,749	15,916,613
Payment on shares redeemed	(30,563,382)	(4,027,778)	(5,092,140)

Net cash provided by (used in) financing activities	(5,343,213)	600,971	10,824,473

Net increase (decrease) in cash	810,034	379,083	(443,807)
Cash, beginning of period	606,393	227,310	671,117

Cash, end of period	$1,416,427	$606,393	$227,310

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,237,103	$1,262,351
Segregated cash balances with brokers for futures contracts	8,800	13,200
Short-term U.S. government and agency obligations (Note 3) (cost $88,890,367 and $95,356,703, respectively)	88,884,844	95,356,621
Unrealized appreciation on forward agreements	3,646,355	—
Receivable on open futures contracts	2,420	—

Total assets	93,779,522	96,632,172

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,280
Payable to Sponsor	70,774	72,585
Unrealized depreciation on forward agreements	—	4,431,107

Total liabilities	70,774	4,504,972

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	93,708,748	92,127,200

Total liabilities and shareholders’ equity	$93,779,522	$96,632,172

Shares outstanding	2,350,000	2,800,000

Net asset value per share	$39.88	$32.90

Market value per share (Note 2)	$40.67	$33.20

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills^^:
1.000% due 01/04/18	$16,000,000	$15,999,005
1.001% due 01/11/18†	12,000,000	11,996,610
1.033% due 01/18/18†	10,000,000	9,994,622
1.075% due 02/08/18†	12,000,000	11,984,707
1.080% due 02/15/18†	15,000,000	14,977,266
1.298% due 03/15/18†	16,000,000	15,958,720
1.267% due 03/29/18†	8,000,000	7,973,914

Total short-term U.S. government and agency obligations (cost $88,890,367)		$88,884,844

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2018	2	$261,860	$5,480

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	2.25%	01/08/18	$53,800	$69,494,536	$1,513,310
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	2.30	01/08/18	38,420	49,625,577	969,501
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	2.18	01/08/18	13,000	16,791,060	218,319
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	2.36	01/08/18	39,700	51,280,490	945,225

Total Unrealized Appreciation					$3,646,355

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2017 on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$766,560	$249,319	$42,700

Expenses
Management fee	902,841	900,227	839,083
Brokerage commissions	48	43	41

Total expenses	902,889	900,270	839,124

Net investment income (loss)	(136,329)	(650,951)	(796,424)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,839	29,500	(16,180)
Forward agreements	11,481,571	5,787,065	(18,589,635)
Short-term U.S. government and agency obligations	691	(806)	(393)

Net realized gain (loss)	11,485,101	5,815,759	(18,606,208)

Change in net unrealized appreciation/depreciation on
Futures contracts	24,440	(13,760)	(9,780)
Forward agreements	8,077,462	(2,180,512)	(4,301,749)
Short-term U.S. government and agency obligations	(5,441)	(4,389)	2,086

Change in net unrealized appreciation/depreciation	8,096,461	(2,198,661)	(4,309,443)

Net realized and unrealized gain (loss)	19,581,562	3,617,098	(22,915,651)

Net income (loss)	$19,445,233	$2,966,147	$(23,712,075)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$92,127,200	$69,864,815	$102,003,345
Addition of 650,000, 1,050,000 and 150,000 shares, respectively	23,949,465	41,599,776	5,401,300
Redemption of 1,100,000, 600,014 and 350,000 shares, respectively	(41,813,150)	(22,303,538)	(13,827,755)

Net addition (redemption) of (450,000), 449,986 and (200,000) shares, respectively	(17,863,685)	19,296,238	(8,426,455)

Net investment income (loss)	(136,329)	(650,951)	(796,424)
Net realized gain (loss)	11,485,101	5,815,759	(18,606,208)
Change in net unrealized appreciation/depreciation	8,096,461	(2,198,661)	(4,309,443)

Net income (loss)	19,445,233	2,966,147	(23,712,075)

Shareholders’ equity, end of period	$93,708,748	$92,127,200	$69,864,815

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$19,445,233	$2,966,147	$(23,712,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,400	(4,950)	550
Purchases of short-term U.S. government and agency obligations	(909,157,323)	(406,481,915)	(260,988,119)
Proceeds from sales or maturities of short-term U.S government and agency obligations	916,390,856	383,282,007	291,047,782
Net amortization and accretion on short-term U.S government and agency obligations	(766,506)	(249,321)	(42,700)
Net realized gain (loss) on investments	(691)	806	393
Change in unrealized appreciation/depreciation on investments	(8,072,021)	2,184,901	4,299,663
Decrease (Increase) in receivable on futures contracts	(2,420)	80	(80)
Increase (Decrease) in payable to Sponsor	(1,811)	15,554	(28,602)
Increase (Decrease) in payable on futures contracts	(1,280)	1,280	(3,260)

Net cash provided by (used in) operating activities	17,838,437	(18,285,411)	10,573,552

Cash flow from financing activities
Proceeds from addition of shares	23,949,465	41,599,776	5,401,300
Payment on shares redeemed	(41,813,150)	(22,303,538)	(15,827,473)

Net cash provided by (used in) financing activities	(17,863,685)	19,296,238	(10,426,173)

Net increase (decrease) in cash	(25,248)	1,010,827	147,379
Cash, beginning of period	1,262,351	251,524	104,145

Cash, end of period	$1,237,103	$1,262,351	$251,524

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,113,594	$1,664,601
Segregated cash balances with brokers for futures contracts	10,340	14,300
Segregated cash balances with brokers for forward agreements	3,343,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $235,605,469 and $295,296,440, respectively)	235,581,716	295,300,799
Unrealized appreciation on forward agreements	21,735,334	—
Receivable on open futures contracts	2,220	—

Total assets	261,786,204	296,979,700

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,354,851	—
Payable on open futures contracts	—	2,290
Payable to Sponsor	186,657	221,281
Unrealized depreciation on forward agreements	—	20,976,189

Total liabilities	3,541,508	21,199,760

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	258,244,696	275,779,940

Total liabilities and shareholders’ equity	$261,786,204	$296,979,700

Shares outstanding	7,696,526	8,246,526

Net asset value per share	$33.55	$33.44

Market value per share (Note 2)	$33.85	$32.09

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills^^:
1.001% due 01/04/18†	$39,000,000	$38,997,574
1.001% due 01/11/18†	15,000,000	14,995,763
1.126% due 02/01/18†	30,000,000	29,969,001
1.075% due 02/08/18†	25,000,000	24,968,140
1.080% due 02/15/18†	20,000,000	19,969,688
1.145% due 02/22/18†	9,000,000	8,984,127
1.231% due 03/01/18†	10,000,000	9,979,458
1.256% due 03/08/18†	15,000,000	14,964,792
1.271% due 03/15/18†	7,000,000	6,981,940
1.277% due 03/22/18	5,000,000	4,985,352
1.267% due 03/29/18†	11,000,000	10,964,131
1.292% due 04/05/18	50,000,000	49,821,750

Total short-term U.S. government and agency obligations (cost $235,605,469)		$235,581,716

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2018	2	$171,450	$1,600

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	2.35%	01/08/18	$10,403,000	$175,548,544	$7,201,744
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	2.37	01/08/18	8,119,800	137,013,505	5,873,080
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	2.35	01/08/18	3,784,000	63,850,838	2,761,817
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	2.50	01/08/18	8,293,000	139,941,058	5,898,693

Total Unrealized Appreciation					$21,735,334

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$2,142,183	$842,215	$156,353

Expenses
Management fee	2,551,877	3,021,562	2,664,160
Brokerage commissions	58	45	52

Total expenses	2,551,935	3,021,607	2,664,212

Net investment income (loss)	(409,752)	(2,179,392)	(2,507,859)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(21,522)	45,750	(19,600)
Forward agreements	(31,741,312)	62,296,691	(78,289,709)
Short-term U.S. government and agency obligations	207	145	(441)

Net realized gain (loss)	(31,762,627)	62,342,586	(78,309,750)

Change in net unrealized appreciation/depreciation on
Futures contracts	28,960	(18,330)	(7,470)
Forward agreements	42,711,523	1,584,912	(10,165,981)
Short-term U.S. government and agency obligations	(28,112)	4,909	(9,125)

Change in net unrealized appreciation/depreciation	42,712,371	1,571,491	(10,182,576)

Net realized and unrealized gain (loss)	10,949,744	63,914,077	(88,492,326)

Net income (loss)	$10,539,992	$61,734,685	$(91,000,185)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$275,779,940	$216,416,642	$291,169,743
Addition of 1,550,000, 2,800,000 and 2,700,000 shares, respectively	50,514,699	104,165,405	96,078,803
Redemption of 2,100,000, 2,550,007 and 2,100,000 shares, respectively	(78,589,935)	(106,536,792)	(79,831,719)

Net addition (redemption) of (550,000), 249,993 and 600,000 shares, respectively	(28,075,236)	(2,371,387)	16,247,084

Net investment income (loss)	(409,752)	(2,179,392)	(2,507,859)
Net realized gain (loss)	(31,762,627)	62,342,586	(78,309,750)
Change in net unrealized appreciation/depreciation	42,712,371	1,571,491	(10,182,576)

Net income (loss)	10,539,992	61,734,685	(91,000,185)

Shareholders’ equity, end of period	$258,244,696	$275,779,940	$216,416,642

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$10,539,992	$61,734,685	$(91,000,185)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,960	2,860	(2,860)
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(3,343,000)	—	—
Purchases of short-term U.S. government and agency obligations	(2,227,503,877)	(1,412,194,485)	(835,846,036)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,289,337,181	1,356,640,583	902,567,408
Net amortization and accretion on short-term U.S government and agency obligations	(2,142,126)	(842,217)	(156,353)
Net realized gain (loss) on investments	(207)	(145)	441
Change in unrealized appreciation/depreciation on investments	(42,683,411)	(1,589,821)	10,175,106
Decrease (Increase) in receivable on futures contracts	(2,220)	—	—
Increase (Decrease) in payable to Sponsor	(34,624)	40,213	(72,982)
Increase (Decrease) in payable on futures contracts	(2,290)	415	(4,895)

Net cash provided by (used in) operating activities	24,169,378	3,792,088	(14,340,356)

Cash flow from financing activities
Proceeds from addition of shares	50,514,699	104,165,405	96,078,803
Payment on shares redeemed	(75,235,084)	(106,536,792)	(81,799,551)

Net cash provided by (used in) financing activities	(24,720,385)	(2,371,387)	14,279,252

Net increase (decrease) in cash	(551,007)	1,420,701	(61,104)
Cash, beginning of period	1,664,601	243,900	305,004

Cash, end of period	$1,113,594	$1,664,601	$243,900

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,539,237	$10,969,955
Segregated cash balances with brokers for futures contracts	87,211,683	71,363,625
Short-term U.S. government and agency obligations (Note 3) (cost $287,546,397 and $434,676,067, respectively)	287,533,132	434,671,795
Receivable from capital shares sold	516,930	—
Receivable on open futures contracts	17,578,451	35,967,191

Total assets	394,379,433	552,972,566

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	36,789,539
Payable to Sponsor	344,292	424,273

Total liabilities	344,292	37,213,812

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	394,035,141	515,758,754

Total liabilities and shareholders’ equity	$394,379,433	$552,972,566

Shares outstanding (Note 1)	38,127,238	2,965,383

Net asset value per share (Note 1)	$10.33	$173.93

Market value per share (Note 1)(Note 2)	$10.21	$175.00

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (73% of shareholders’ equity)
U.S. Treasury Bills^^:
1.001% due 01/11/18†	$48,000,000	$47,986,440
1.174% due 01/25/18†	34,000,000	33,972,956
1.201% due 02/01/18†	22,000,000	21,977,268
1.075% due 02/08/18†	45,000,000	44,942,652
1.080% due 02/15/18†	12,000,000	11,981,813
1.264% due 03/01/18†	40,000,000	39,917,832
1.256% due 03/08/18†	25,000,000	24,941,320
1.319% due 03/15/18†	31,000,000	30,920,020
1.267% due 03/29/18†	11,000,000	10,964,131
1.292% due 04/05/18†	20,000,000	19,928,700

Total short-term U.S. government and agency obligations (cost $287,546,397)		$287,533,132

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires January 2018	39,057	$448,179,075	$(38,440,762)
VIX Futures - CBOE, expires February 2018	27,298	340,542,550	3,974,642

			$(34,466,120)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$3,040,059	$1,639,964	$156,187

Expenses
Management fee	3,960,999	6,417,822	4,362,460
Brokerage commissions	3,970,588	4,158,919	3,203,875
Brokerage fees	4,533	—	—

Total expenses	7,936,120	10,576,741	7,566,335

Net investment income (loss)	(4,896,061)	(8,936,777)	(7,410,148)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,020,750,851)	(1,567,340,688)	(392,174,228)
Short-term U.S. government and agency obligations	(21,942)	15,949	(49,718)

Net realized gain (loss)	(1,020,772,793)	(1,567,324,739)	(392,223,946)

Change in net unrealized appreciation/depreciation on
Futures contracts	(26,493,883)	(19,866,703)	(27,690,787)
Short-term U.S. government and agency obligations	(8,993)	(28,844)	26,647

Change in net unrealized appreciation/depreciation	(26,502,876)	(19,895,547)	(27,664,140)

Net realized and unrealized gain (loss)	(1,047,275,669)	(1,587,220,286)	(419,888,086)

Net income (loss)	$(1,052,171,730)	$(1,596,157,063)	$(427,298,234)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$515,758,754	$547,708,740	$351,789,953
Addition of 85,585,000, 7,239,500 and 721,800 shares, respectively (Note 1)	2,602,989,881	4,540,375,465	3,192,766,319
Redemption of 50,423,145, 4,469,142 and 554,815 shares, respectively (Note 1)	(1,672,541,764)	(2,976,168,388)	(2,569,549,298)

Net addition (redemption) of 35,161,855, 2,770,358 and 166,985 shares, respectively (Note 1)	930,448,117	1,564,207,077	623,217,021

Net investment income (loss)	(4,896,061)	(8,936,777)	(7,410,148)
Net realized gain (loss)	(1,020,772,793)	(1,567,324,739)	(392,223,946)
Change in net unrealized appreciation/depreciation	(26,502,876)	(19,895,547)	(27,664,140)

Net income (loss)	(1,052,171,730)	(1,596,157,063)	(427,298,234)

Shareholders’ equity, end of period	$394,035,141	$515,758,754	$547,708,740

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(1,052,171,730)	$(1,596,157,063)	$(427,298,234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(15,848,058)	(9,015,025)	54,559,100
Purchases of short-term U.S. government and agency obligations	(4,416,383,420)	(4,242,730,514)	(3,411,109,730)
Proceeds from sales or maturities of short-term U.S government and agency obligations	4,566,387,313	4,248,037,733	3,155,524,185
Net amortization and accretion on short-term U.S government and agency obligations	(2,896,165)	(1,634,060)	(156,187)
Net realized gain (loss) on investments	21,942	(15,949)	49,718
Change in unrealized appreciation/depreciation on investments	8,993	28,844	(26,647)
Decrease (Increase) in receivable on futures contracts	18,388,740	(17,971,713)	24,535,963
Increase (Decrease) in payable to Sponsor	(79,981)	(3,115)	124,528

Net cash provided by (used in) operating activities	(902,572,366)	(1,619,460,862)	(603,797,304)

Cash flow from financing activities
Proceeds from addition of shares	2,602,472,951	4,573,362,937	3,172,328,095
Payment on shares redeemed	(1,709,331,303)	(2,952,014,084)	(2,563,186,119)

Net cash provided by (used in) financing activities	893,141,648	1,621,348,853	609,141,976

Net increase (decrease) in cash	(9,430,718)	1,887,991	5,344,672
Cash, beginning of period	10,969,955	9,081,964	3,737,292

Cash, end of period	$1,539,237	$10,969,955	$9,081,964

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$903,472	$604,691
Short-term U.S. government and agency obligations (Note 3) (cost $1,998,216 and $5,283,104, respectively)	1,997,933	5,282,879
Unrealized appreciation on foreign currency forward contracts	—	379

Total assets	2,901,405	5,887,949

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,312	4,537
Unrealized depreciation on foreign currency forward contracts	34,824	342,455

Total liabilities	37,136	346,992

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,864,269	5,540,957

Total liabilities and shareholders’ equity	$2,901,405	$5,887,949

Shares outstanding	49,970	99,970

Net asset value per share	$57.32	$55.43

Market value per share (Note 2)	$57.45	$55.52

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (70% of shareholders’ equity)
U.S. Treasury Bills^^:
1.040% due 02/01/18†	$2,000,000	$1,997,933

Total short-term U.S. government and agency obligations (cost $1,998,216)		$1,997,933

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S.Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Yen with Goldman Sachs International	01/12/18	325,511,500	$2,907,183	$(17,243)
Yen with UBS AG	01/12/18	331,666,700	2,961,858	(17,271)

				$(34,514)

Contracts to Sell
Yen with Goldman Sachs International	01/12/18	(8,564,800)	$(75,872)	$(167)
Yen with UBS AG	01/12/18	(3,336,100)	(29,476)	(143)

				$(310)

Total Unrealized Depreciation				$(34,824)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

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

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$28,639	$16,858	$3,609

Expenses
Management fee	50,521	62,705	48,032

Total expenses	50,521	62,705	48,032

Net investment income (loss)	(21,882)	(45,847)	(44,423)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(46,195)	717,086	(472,913)
Short-term U.S. government and agency obligations	(83)	(34)	6

Net realized gain (loss)	(46,278)	717,052	(472,907)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	307,252	(603,387)	276,556
Short-term U.S. government and agency obligations	(58)	(510)	260

Change in net unrealized appreciation/depreciation	307,194	(603,897)	276,816

Net realized and unrealized gain (loss)	260,916	113,155	(196,091)

Net income (loss)	$239,034	$67,308	$(240,514)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$5,540,957	$5,473,848	$2,118,028
Addition of 0, 0 and 75,000 shares, respectively	—	—	4,285,016
Redemption of 50,000, 4 and 12,530 shares, respectively	(2,915,722)	(199)	(688,682)

Net addition (redemption) of (50,000), (4) and 62,470 shares, respectively	(2,915,722)	(199)	3,596,334

Net investment income (loss)	(21,882)	(45,847)	(44,423)
Net realized gain (loss)	(46,278)	717,052	(472,907)
Change in net unrealized appreciation/depreciation	307,194	(603,897)	276,816

Net income (loss)	239,034	67,308	(240,514)

Shareholders’ equity, end of period	$2,864,269	$5,540,957	$5,473,848

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$239,034	$67,308	$(240,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(16,968,159)	(28,924,289)	(12,557,564)
Proceeds from sales or maturities of short-term U.S government and agency obligations	20,281,603	28,727,215	8,779,817
Net amortization and accretion on short-term U.S government and agency obligations	(28,639)	(16,858)	(3,609)
Net realized gain (loss) on investments	83	34	(6)
Change in unrealized appreciation/depreciation on investments	(307,194)	603,897	(276,816)
Increase (Decrease) in payable to Sponsor	(2,225)	212	2,810

Net cash provided by (used in) operating activities	3,214,503	457,519	(4,295,882)

Cash flow from financing activities
Proceeds from addition of shares	—	—	4,285,016
Payment on shares redeemed	(2,915,722)	(199)	(688,682)

Net cash provided by (used in) financing activities	(2,915,722)	(199)	3,596,334

Net increase (decrease) in cash	298,781	457,320	(699,548)
Cash, beginning of period	604,691	147,371	846,919

Cash, end of period	$903,472	$604,691	$147,371

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF FINANCIAL CONDITION

December 31, 2017
Assets
Cash	$9,683,852
Segregated cash balances with brokers for futures contracts	1,285,048
Receivable on open futures contracts	289,395
Offering costs (Note 5)	52,846
Limitation by Sponsor	24,342

Total assets	11,335,483

Liabilities and shareholders’ equity
Liabilities
Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	11,335,483

Total liabilities and shareholders’ equity	$11,335,483

Shares outstanding	300,008

Net asset value per share	$37.78

Market value per share (Note 2)	$37.23

*	Since the Fund’s inception date was January 13, 2017, the Statement of Financial Condition as of December 31, 2016 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2018	563	$34,027,720	$1,417,998

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF OPERATIONS

January 13, 2017 (Inception) through December 31, 2017
Investment Income
Interest	$9,696

Expenses
Brokerage commissions	34,408
Brokerage fees	67
Offering costs	119,081
Limitation by Sponsor	(24,342)

Total expenses	129,214

Net investment income (loss)	(119,518)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	6,018,618

Net realized gain (loss)	6,018,618

Change in net unrealized appreciation/depreciation on
Futures contracts	1,417,998

Change in net unrealized appreciation/depreciation	1,417,998

Net realized and unrealized gain (loss)	7,436,616

Net income (loss)	$7,317,098

*	Since the Fund’s inception date was January 13, 2017, the Statements of Operations for the years ended December 31, 2016 and December 31, 2015 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

January 13, 2017 (Inception) through December 31, 2017
Shareholders’ equity, at January 13, 2017 (Inception)	$—
Addition of 1,750,008 shares	40,659,738
Redemption of 1,450,000 shares	(36,641,353)

Net addition (redemption) of 300,008 shares	4,018,385

Net investment income (loss)	(119,518)
Net realized gain (loss)	6,018,618
Change in net unrealized appreciation/depreciation	1,417,998

Net income (loss)	7,317,098

Shareholders’ equity, end of period	$11,335,483

*	Since the Fund’s inception date was January 13, 2017, the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016 and December 31, 2015 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF*

STATEMENT OF CASH FLOWS

January 13, 2017 (Inception) through December 31, 2017
Cash flow from operating activities
Net income (loss)	$7,317,098
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,285,048)
Decrease (Increase) in receivable on futures contracts	(289,395)
Decrease (Increase) in Limitation by Sponsor	(24,342)
Cash paid for offering costs	(171,927)
Amortization of offering costs	119,081

Net cash provided by (used in) operating activities	5,665,467

Cash flow from financing activities
Proceeds from addition of shares	40,659,738
Payment on shares redeemed	(36,641,353)

Net cash provided by (used in) financing activities	4,018,385

Net increase (decrease) in cash	9,683,852

Cash, beginning of period	—

Cash, end of period	$9,683,852

*	Since the Fund’s inception date was January 13, 2017, the Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF FINANCIAL CONDITION

December 31, 2017
Assets
Cash	$19,203,543
Segregated cash balances with brokers for futures contracts	2,396,625
Offering costs (Note 5)	52,797
Limitation by Sponsor	35,309

Total assets	21,688,274

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	527,098

Total liabilities	527,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	21,161,176

Total liabilities and shareholders’ equity	$21,688,274

Shares outstanding	2,000,008

Net asset value per share	$10.58

Market value per share (Note 2)	$10.72

*	Since the Fund’s inception date was January 13, 2017, the Statement of Financial Condition as of December 31, 2016 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2018	1,050	$63,462,000	$(2,988,155)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF OPERATIONS

January 13, 2017 (Inception) through December 31, 2017
Investment Income
Interest	$5,930

Expenses
Brokerage commissions	32,624
Brokerage fees	135
Offering costs	119,070
Limitation by Sponsor	(35,309)

Total expenses	116,520

Net investment income (loss)	(110,590)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,046,628)

Net realized gain (loss)	(7,046,628)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,988,155)

Change in net unrealized appreciation/depreciation	(2,988,155)

Net realized and unrealized gain (loss)	(10,034,783)

Net income (loss)	$(10,145,373)

*	Since the Fund’s inception date was January 13, 2017, the Statements of Operations for the years ended December 31, 2016 and December 31, 2015 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

January 13, 2017 (Inception) through December 31, 2017
Shareholders’ equity, at January 13, 2017 (Inception)	$—
Addition of 2,300,008 shares	38,429,372
Redemption of 300,000 shares	(7,122,823)

Net addition (redemption) of 2,000,008 shares	31,306,549

Net investment income (loss)	(110,590)
Net realized gain (loss)	(7,046,628)
Change in net unrealized appreciation/depreciation	(2,988,155)

Net income (loss)	(10,145,373)

Shareholders’ equity, end of period	$21,161,176

*	Since the Fund’s inception date was January 13, 2017, the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016 and December 31, 2015 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENT OF CASH FLOWS

January 13, 2017 (Inception) through December 31, 2017
Cash flow from operating activities
Net income (loss)	$(10,145,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,396,625)
Decrease (Increase) in Limitation by Sponsor	(35,309)
Cash paid for offering costs	(171,867)
Amortization of offering costs	119,070
Increase (Decrease) in payable on futures contracts	527,098

Net cash provided by (used in) operating activities	(12,103,006)

Cash flow from financing activities
Proceeds from addition of shares	38,429,372
Payment on shares redeemed	(7,122,823)

Net cash provided by (used in) financing activities	31,306,549

Net increase (decrease) in cash	19,203,543

Cash, beginning of period	—

Cash, end of period	$19,203,543

*	Since the Fund’s inception date was January 13, 2017, the Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,297,022	$2,834,389
Segregated cash balances with brokers for futures contracts	485,375	914,760
Short-term U.S. government and agency obligations (Note 3) (cost $11,984,898 and $12,909,895, respectively)	11,983,904	12,909,619

Total assets	13,766,301	16,658,768

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	52,950	32,340
Payable to Sponsor	11,249	12,955

Total liabilities	64,199	45,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	13,702,102	16,613,473

Total liabilities and shareholders’ equity	$13,766,301	$16,658,768

Shares outstanding	300,000	300,000

Net asset value per share	$45.67	$55.38

Market value per share (Note 2)	$45.72	$55.24

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (87% of shareholders’ equity)
U.S. Treasury Bills^^:
1.033% due 01/18/18	$7,000,000	$6,996,235
1.209% due 02/08/18	2,000,000	1,997,451
1.267% due 03/29/18	3,000,000	2,990,218

Total short-term U.S. government and agency obligations (cost $11,984,898)		$11,983,904

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires March 2018	353	$27,572,830	$(893,220)

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills^^:
0.326% due 01/19/17	$12,912,000	$12,909,619

Total short-term U.S. government and agency obligations (cost $12,909,895)		$12,909,619

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME expires March 2017	462	$33,273,240	$1,182,340

^^	Rates shown represents discount rate at the time of purchase.
††	Cash collateral in the amount of $914,760 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$85,306	$43,459	$5,998

Expenses
Management fee	123,234	175,191	199,845
Brokerage commissions	8,846	13,920	16,140

Total expenses	132,080	189,111	215,985

Net investment income (loss)	(46,774)	(145,652)	(209,987)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(866,771)	(2,787,204)	4,330,463
Short-term U.S. government and agency obligations	(178)	495	225

Net realized gain (loss)	(866,949)	(2,786,709)	4,330,688

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,075,560)	1,602,610	(1,163,751)
Short-term U.S. government and agency obligations	(718)	279	(553)

Change in net unrealized appreciation/depreciation	(2,076,278)	1,602,889	(1,164,304)

Net realized and unrealized gain (loss)	(2,943,227)	(1,183,820)	3,166,384

Net income (loss)	$(2,990,001)	$(1,329,472)	$2,956,397

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$16,613,473	$20,460,679	$23,120,790
Addition of 100,000, 0 and 50,000 shares, respectively	4,801,797	—	2,764,167
Redemption of 100,000, 50,005 and 150,000 shares, respectively	(4,723,167)	(2,517,734)	(8,380,675)

Net addition (redemption) of 0, (50,005) and (100,000) shares, respectively	78,630	(2,517,734)	(5,616,508)

Net investment income (loss)	(46,774)	(145,652)	(209,987)
Net realized gain (loss)	(866,949)	(2,786,709)	4,330,688
Change in net unrealized appreciation/depreciation	(2,076,278)	1,602,889	(1,164,304)

Net income (loss)	(2,990,001)	(1,329,472)	2,956,397

Shareholders’ equity, end of period	$13,702,102	$16,613,473	$20,460,679

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(2,990,001)	$(1,329,472)	$2,956,397
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	429,385	(857,695)	963,152
Purchases of short-term U.S. government and agency obligations	(88,399,815)	(51,162,005)	(61,647,966)
Proceeds from sales or maturities of short-term U.S government and agency obligations	89,408,839	56,705,513	63,512,421
Net amortization and accretion on short-term U.S government and agency obligations	(84,205)	(43,459)	(5,998)
Net realized gain (loss) on investments	178	(495)	(225)
Change in unrealized appreciation/depreciation on investments	718	(279)	553
Decrease (Increase) in receivable on futures contracts	—	52,491	10,043
Increase (Decrease) in payable to Sponsor	(1,706)	(3,812)	(1,630)
Increase (Decrease) in payable on futures contracts	20,610	32,340	—

Net cash provided by (used in) operating activities	(1,615,997)	3,393,127	5,786,747

Cash flow from financing activities
Proceeds from addition of shares	4,801,797	—	2,764,167
Payment on shares redeemed	(4,723,167)	(2,517,734)	(8,380,675)

Net cash provided by (used in) financing activities	78,630	(2,517,734)	(5,616,508)

Net increase (decrease) in cash	(1,537,367)	875,393	170,239
Cash, beginning of period	2,834,389	1,958,996	1,788,757

Cash, end of period	$1,297,022	$2,834,389	$1,958,996

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,120,278	$2,715,772
Segregated cash balances with brokers for futures contracts	2,567,813	4,931,520
Short-term U.S. government and agency obligations (Note 3) (cost $253,669,155 and $205,694,828, respectively)	253,646,823	205,694,385

Total assets	257,334,914	213,341,677

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	693,787	13,602
Payable to Sponsor	190,701	162,891
Unrealized depreciation on swap agreements	30,607,142	12,206,881

Total liabilities	31,491,630	12,383,374

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	225,843,284	200,958,303

Total liabilities and shareholders’ equity	$257,334,914	$213,341,677

Shares outstanding	9,289,884	6,339,884

Net asset value per share	$24.31	$31.70

Market value per share (Note 2)	$24.56	$31.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (112% of shareholders’ equity)
U.S. Treasury Bills^^:
1.001% due 01/04/18†	$64,000,000	$63,996,019
1.068% due 01/25/18†	10,000,000	9,992,046
1.040% due 02/01/18†	28,000,000	27,971,068
1.075% due 02/08/18†	17,000,000	16,978,335
1.080% due 02/15/18†	28,000,000	27,957,563
1.145% due 02/22/18†	48,000,000	47,915,342
1.264% due 03/01/18†	16,000,000	15,967,133
1.271% due 03/15/18†	14,000,000	13,963,880
1.267% due 03/29/18†	29,000,000	28,905,437

Total short-term U.S. government and agency obligations (cost $253,669,155)		$253,646,823

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2018	1,125	$67,995,000	$(3,962,648)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	01/08/18	$(135,972,863)	$(10,173,164)
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	01/08/18	(105,656,763)	(9,242,398)
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	01/08/18	(25,759,601)	(1,904,113)
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	01/08/18	(116,263,837)	(9,287,467)

Total Unrealized Depreciation				$(30,607,142)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2017, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills^^:
0.281% due 01/05/17†	$14,476,000	$14,475,690
0.353% due 01/12/17†	56,495,000	56,489,424
0.344% due 01/19/17†	38,000,000	37,992,993
0.395% due 01/26/17†	13,300,000	13,296,474
0.406% due 02/02/17	5,500,000	5,498,098
0.441% due 02/09/17†	9,000,000	8,995,930
0.390% due 02/16/17	11,000,000	10,994,017
0.458% due 03/02/17†	50,000,000	49,960,930
0.493% due 03/23/17†	3,000,000	2,996,741
0.516% due 03/30/17†	5,000,000	4,994,088

Total short-term U.S. government and agency obligations (cost $205,694,828)		$205,694,385

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil - NYMEX, expires March 2017	1,401	$76,578,660	$(1,426,815)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	01/10/17	$(116,603,958)	$(4,742,191)
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	01/10/17	(87,898,388)	(3,061,395)
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	01/10/17	(31,195,025)	(1,050,699)
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	01/10/17	(89,698,517)	(3,352,596)

				$(12,206,881)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $4,931,520 was pledged to cover margin requirements for open futures contracts as of December 31, 2016.
^	The positions and counterparties herein are as of December 31, 2016. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2016 on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$1,661,295	$500,160	$60,884

Expenses
Management fee	1,934,688	1,755,696	1,978,613
Brokerage commissions	82,258	153,428	248,482

Total expenses	2,016,946	1,909,124	2,227,095

Net investment income (loss)	(355,651)	(1,408,964)	(2,166,211)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(599,457)	(12,045,454)	46,904,474
Swap agreements	(5,891,603)	(55,706,710)	44,765,850
Short-term U.S. government and agency obligations	(448)	(4,064)	14,458

Net realized gain (loss)	(6,491,508)	(67,756,228)	91,684,782

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,535,833)	(3,891,328)	(13,342,090)
Swap agreements	(18,400,261)	(18,619,537)	(20,605,421)
Short-term U.S. government and agency obligations	(21,889)	1,712	(4,396)

Change in net unrealized appreciation/depreciation	(20,957,983)	(22,509,153)	(33,951,907)

Net realized and unrealized gain (loss)	(27,449,491)	(90,265,381)	57,732,875

Net income (loss)	$(27,805,142)	$(91,674,345)	$55,566,664

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$200,958,303	$95,897,894	$169,210,110
Addition of 14,500,000, 18,500,000 and 21,600,000 shares, respectively	510,910,744	1,002,034,810	796,070,368
Redemption of 11,550,000, 13,600,004 and 24,500,000 shares, respectively	(458,220,621)	(805,300,056)	(924,949,248)

Net addition (redemption) of 2,950,000, 4,899,996 and (2,900,000) shares, respectively	52,690,123	196,734,754	(128,878,880)

Net investment income (loss)	(355,651)	(1,408,964)	(2,166,211)
Net realized gain (loss)	(6,491,508)	(67,756,228)	91,684,782
Change in net unrealized appreciation/depreciation	(20,957,983)	(22,509,153)	(33,951,907)

Net income (loss)	(27,805,142)	(91,674,345)	55,566,664

Shareholders’ equity, end of period	$225,843,284	$200,958,303	$95,897,894

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(27,805,142)	$(91,674,345)	$55,566,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,363,707	5,222,910	2,138,235
Purchases of short-term U.S. government and agency obligations	(2,520,968,339)	(1,099,847,442)	(1,238,357,695)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,474,635,036	974,343,507	1,290,330,607
Net amortization and accretion on short-term U.S government and agency obligations	(1,641,472)	(500,160)	(60,884)
Net realized gain (loss) on investments	448	4,064	(14,458)
Change in unrealized appreciation/depreciation on investments	18,422,150	18,617,825	20,609,817
Decrease (Increase) in receivable on futures contracts	—	—	1,293,531
Increase (Decrease) in payable to Sponsor	27,810	61,748	(27,242)
Increase (Decrease) in brokerage commissions and fees payable	—	(8,453)	8,453
Increase (Decrease) in payable on futures contracts	680,185	(837,281)	850,883

Net cash provided by (used in) operating activities	(54,285,617)	(194,617,627)	132,337,911

Cash flow from financing activities
Proceeds from addition of shares	510,910,744	1,002,034,810	796,070,368
Payment on shares redeemed	(458,220,621)	(805,300,056)	(928,803,902)

Net cash provided by (used in) financing activities	52,690,123	196,734,754	(132,733,534)

Net increase (decrease) in cash	(1,595,494)	2,117,127	(395,623)
Cash, beginning of period	2,715,772	598,645	994,268

Cash, end of period	$1,120,278	$2,715,772	$598,645

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,886,831	$326,631
Segregated cash balances with brokers for futures contracts	1,123,375	710,655
Short-term U.S. government and agency obligations (Note 3) (cost $3,999,667 and $2,899,188, respectively)	3,999,751	2,899,151
Receivable on open futures contracts	—	105,872

Total assets	7,009,957	4,042,309

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	104,104	—
Brokerage commissions and fees payable	—	144
Payable to Sponsor	3,110	3,371

Total liabilities	107,214	3,515

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,902,743	4,038,794

Total liabilities and shareholders’ equity	$7,009,957	$4,042,309

Shares outstanding	174,832	174,832

Net asset value per share	$39.48	$23.10

Market value per share (Note 2)	$39.65	$23.05

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (58% of shareholders’ equity)
U.S. Treasury Bills^^:
1.000% due 01/04/18	$4,000,000	$3,999,751

Total short-term U.S. government and agency obligations (cost $3,999,667)		$3,999,751

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2018	475	$13,803,500	$(1,097,049)

^^ Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

	Principal Amount	Value
Short-term U.S. government and agency obligations ( 72% of shareholders’ equity)
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

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$38,651	$19,053	$5,830

Expenses
Management fee	63,534	81,259	112,277
Brokerage commissions	29,529	59,966	70,677
Brokerage fees	39	—	—

Total expenses	93,102	141,225	182,954

Net investment income (loss)	(54,451)	(122,172)	(177,124)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,762,532	586,860	15,212,804
Short-term U.S. government and agency obligations	(783)	3,139	29

Net realized gain (loss)	4,761,749	589,999	15,212,833

Change in net unrealized appreciation/depreciation on
Futures contracts	(615,018)	1,989,133	(6,412,629)
Short-term U.S. government and agency obligations	121	(388)	168

Change in net unrealized appreciation/depreciation	(614,897)	1,988,745	(6,412,461)

Net realized and unrealized gain (loss)	4,146,852	2,578,744	8,800,372

Net income (loss)	$4,092,401	$2,456,572	$8,623,248

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$4,038,794	$10,462,856	$14,688,564
Addition of 650,000, 950,000 and 1,350,000 shares, respectively	23,216,158	40,020,426	37,204,187
Redemption of 650,000, 1,000,024 and 1,650,000 shares, respectively	(24,444,610)	(48,901,060)	(50,053,143)

Net addition (redemption) of 0, (50,024) and (300,000) shares, respectively	(1,228,452)	(8,880,634)	(12,848,956)

Net investment income (loss)	(54,451)	(122,172)	(177,124)
Net realized gain (loss)	4,761,749	589,999	15,212,833
Change in net unrealized appreciation/depreciation	(614,897)	1,988,745	(6,412,461)

Net income (loss)	4,092,401	2,456,572	8,623,248

Shareholders’ equity, end of period	$6,902,743	$4,038,794	$10,462,856

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$4,092,401	$2,456,572	$8,623,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(412,720)	1,336,005	2,359,170
Purchases of short-term U.S. government and agency obligations	(98,949,414)	(46,397,398)	(59,678,558)
Proceeds from sales or maturities of short-term U.S government and agency obligations	97,881,796	51,635,055	60,242,291
Net amortization and accretion on short-term U.S government and agency obligations	(33,644)	(19,053)	(5,830)
Net realized gain (loss) on investments	783	(3,139)	(29)
Change in unrealized appreciation/depreciation on investments	(121)	388	(168)
Decrease (Increase) in receivable on futures contracts	105,872	(105,872)	923,531
Increase (Decrease) in payable to Sponsor	(261)	(7,499)	620
Increase (Decrease) in brokerage commissions and fees payable	(144)	(1,764)	1,908
Increase (Decrease) in payable on futures contracts	104,104	(785,170)	785,170

Net cash provided by (used in) operating activities	2,788,652	8,108,125	13,251,353

Cash flow from financing activities
Proceeds from addition of shares	23,216,158	40,020,426	37,204,187
Payment on shares redeemed	(24,444,610)	(48,901,060)	(50,053,143)

Net cash provided by (used in) financing activities	(1,228,452)	(8,880,634)	(12,848,956)

Net increase (decrease) in cash	1,560,200	(772,509)	402,397
Cash, beginning of period	326,631	1,099,140	696,743

Cash, end of period	$1,886,831	$326,631	$1,099,140

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,255,895	$2,916,502
Segregated cash balances with brokers for foreign currency forward contracts	3,038,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $204,788,208 and $337,373,566, respectively)	204,770,166	337,375,787
Unrealized appreciation on foreign currency forward contracts	449,302	16,519,070

Total assets	209,513,363	356,811,359

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,771,472
Payable to Sponsor	171,595	291,098
Unrealized depreciation on foreign currency forward contracts	6,793,571	356,139

Total liabilities	6,965,166	7,418,709

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	202,548,197	349,392,650

Total liabilities and shareholders’ equity	$209,513,363	$356,811,359

Shares outstanding	9,550,000	12,900,000

Net asset value per share	$21.21	$27.08

Market value per share (Note 2)	$21.20	$27.08

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills^^:
1.001% due 01/04/18	$20,000,000	$19,998,756
1.001% due 01/11/18†	25,000,000	24,992,937
1.081% due 01/18/18†	29,000,000	28,984,404
1.068% due 01/25/18†	11,000,000	10,991,251
1.040% due 02/01/18†	30,000,000	29,969,001
1.075% due 02/08/18†	9,000,000	8,988,530
1.080% due 02/15/18†	25,000,000	24,962,110
1.145% due 02/22/18	12,000,000	11,978,836
1.155% due 03/01/18†	26,000,000	25,946,591
1.256% due 03/08/18†	18,000,000	17,957,750

Total short-term U.S. government and agency obligations (cost $204,788,208)		$204,770,166

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Euro with Goldman Sachs International	01/12/18	15,379,400	$18,303,048	$158,796
Euro with UBS AG	01/12/18	24,804,600	29,485,603	290,506

Total Unrealized Appreciation				$449,302

Contracts to Sell
Euro with Goldman Sachs International	01/12/18	(191,822,225)	$(226,812,145)	$(3,456,408)
Euro with UBS AG	01/12/18	(185,510,600)	(219,354,746)	(3,337,163)

Total Unrealized Depreciation				$(6,793,571)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

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

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$2,048,455	$1,012,886	$264,845

Expenses
Management fee	2,445,170	3,777,543	5,265,432

Total expenses	2,445,170	3,777,543	5,265,432

Net investment income (loss)	(396,715)	(2,764,657)	(5,000,587)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(39,691,680)	(25,711,518)	131,651,572
Short-term U.S. government and agency obligations	(3,785)	242	22,509

Net realized gain (loss)	(39,695,465)	(25,711,276)	131,674,081

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(22,507,200)	44,873,267	(45,473,330)
Short-term U.S. government and agency obligations	(20,263)	12,675	(23,782)

Change in net unrealized appreciation/depreciation	(22,527,463)	44,885,942	(45,497,112)

Net realized and unrealized gain (loss)	(62,222,928)	19,174,666	86,176,969

Net income (loss)	$(62,619,643)	$16,410,009	$81,176,382

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$349,392,650	$522,306,518	$517,191,349
Addition of 2,400,000, 650,000 and 12,600,000 shares, respectively	54,352,755	15,418,329	328,253,174
Redemption of 5,750,000, 8,200,014 and 16,100,000 shares, respectively	(138,577,565)	(204,742,206)	(404,314,387)

Net addition (redemption) of (3,350,000), (7,550,014) and (3,500,000) shares, respectively	(84,224,810)	(189,323,877)	(76,061,213)

Net investment income (loss)	(396,715)	(2,764,657)	(5,000,587)
Net realized gain (loss)	(39,695,465)	(25,711,276)	131,674,081
Change in net unrealized appreciation/depreciation	(22,527,463)	44,885,942	(45,497,112)

Net income (loss)	(62,619,643)	16,410,009	81,176,382

Shareholders’ equity, end of period	$202,548,197	$349,392,650	$522,306,518

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(62,619,643)	$16,410,009	$81,176,382
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(3,038,000)	—	—
Purchases of short-term U.S. government and agency obligations	(2,213,830,667)	(1,535,809,146)	(1,901,774,819)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,348,460,695	1,745,625,938	1,842,981,707
Net amortization and accretion on short-term U.S government and agency obligations	(2,048,455)	(1,012,886)	(263,820)
Net realized gain (loss) on investments	3,785	(242)	(22,509)
Change in unrealized appreciation/depreciation on investments	22,527,463	(44,885,942)	45,497,112
Increase (Decrease) in payable to Sponsor	(119,503)	(123,177)	28,455

Net cash provided by (used in) operating activities	89,335,675	180,204,554	67,622,508

Cash flow from financing activities
Proceeds from addition of shares	54,352,755	15,418,329	341,209,778
Payment on shares redeemed	(145,349,037)	(203,078,964)	(399,206,157)

Net cash provided by (used in) financing activities	(90,996,282)	(187,660,635)	(57,996,379)

Net increase (decrease) in cash	(1,660,607)	(7,456,081)	9,626,129
Cash, beginning of period	2,916,502	10,372,583	746,454

Cash, end of period	$1,255,895	$2,916,502	$10,372,583

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,026,645	$120,840
Segregated cash balances with brokers for futures contracts	8,800	13,200
Short-term U.S. government and agency obligations (Note 3) (cost $31,979,626 and $60,540,275, respectively)	31,977,900	60,540,555
Unrealized appreciation on forward agreements	—	3,033,566
Receivable on open futures contracts	—	1,280

Total assets	33,013,345	63,709,441

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,420	—
Payable to Sponsor	25,256	55,794
Unrealized depreciation on forward agreements	1,488,259	—

Total liabilities	1,515,935	55,794

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	31,497,410	63,653,647

Total liabilities and shareholders’ equity	$33,013,345	$63,709,441

Shares outstanding	446,978	696,978

Net asset value per share	$70.47	$91.33

Market value per share (Note 2)	$69.11	$90.54

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills^^:
1.001% due 01/04/18†	$14,000,000	$13,999,129
1.001% due 01/11/18†	5,000,000	4,998,588
1.040% due 02/01/18†	3,000,000	2,996,900
1.075% due 02/08/18†	8,000,000	7,989,805
1.267% due 03/29/18†	2,000,000	1,993,478

Total short-term U.S. government and agency obligations (cost $31,979,626)		$31,977,900

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2018	2	$261,860	$(5,460)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	(1.75)%	01/08/18	$(18,900)	$(24,413,508)	$(554,559)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(1.45)	01/08/18	(12,798)	(16,530,665)	(428,358)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	(1.28)	01/08/18	(4,800)	(6,199,776)	(126,928)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(1.56)	01/08/18	(12,050)	(15,564,985)	(378,414)

Total Unrealized Depreciation					$(1,488,259)

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$283,917	$164,570	$31,999

Expenses
Management fee	344,734	625,950	735,540
Brokerage commissions	48	43	41

Total expenses	344,782	625,993	735,581

Net investment income (loss)	(60,865)	(461,423)	(703,582)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,987)	(29,440)	15,950
Forward agreements	(6,990,570)	(12,211,311)	12,691,685
Short-term U.S. government and agency obligations	(1,208)	(378)	1,301

Net realized gain (loss)	(6,994,765)	(12,241,129)	12,708,936

Change in net unrealized appreciation/depreciation on
Futures contracts	(24,440)	13,760	9,740
Forward agreements	(4,521,825)	1,224,624	4,091,720
Short-term U.S. government and agency obligations	(2,006)	2,028	(2,950)

Change in net unrealized appreciation/depreciation	(4,548,271)	1,240,412	4,098,510

Net realized and unrealized gain (loss)	(11,543,036)	(11,000,717)	16,807,446

Net income (loss)	$(11,603,901)	$(11,462,140)	$16,103,864

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$63,653,647	$74,971,764	$81,861,762
Addition of 350,000, 1,050,000 and 150,000 shares, respectively	26,178,336	83,353,994	13,383,255
Redemption of 600,000, 1,000,000 and 350,000 shares, respectively	(46,730,672)	(83,209,971)	(36,377,117)

Net addition (redemption) of (250,000), 50,000 and (200,000) shares, respectively	(20,552,336)	144,023	(22,993,862)

Net investment income (loss)	(60,865)	(461,423)	(703,582)
Net realized gain (loss)	(6,994,765)	(12,241,129)	12,708,936
Change in net unrealized appreciation/depreciation	(4,548,271)	1,240,412	4,098,510

Net income (loss)	(11,603,901)	(11,462,140)	16,103,864

Shareholders’ equity, end of period	$31,497,410	$63,653,647	$74,971,764

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(11,603,901)	$(11,462,140)	$16,103,864
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,400	78,050	(82,450)
Purchases of short-term U.S. government and agency obligations	(259,713,980)	(320,273,448)	(254,497,395)
Proceeds from sales or maturities of short-term U.S government and agency obligations	288,557,288	332,879,016	265,587,947
Net amortization and accretion on short-term U.S government and agency obligations	(283,867)	(164,568)	(31,999)
Net realized gain (loss) on investments	1,208	378	(1,301)
Change in unrealized appreciation/depreciation on investments	4,523,831	(1,226,652)	(4,088,770)
Decrease (Increase) in receivable on futures contracts	1,280	(1,280)	3,260
Increase (Decrease) in payable to Sponsor	(30,538)	(4,097)	(10,170)
Increase (Decrease) in payable on futures contracts	2,420	(80)	80

Net cash provided by (used in) operating activities	21,458,141	(174,821)	22,983,066

Cash flow from financing activities
Proceeds from addition of shares	26,178,336	83,353,994	13,383,255
Payment on shares redeemed	(46,730,672)	(83,209,971)	(36,377,117)

Net cash provided by (used in) financing activities	(20,552,336)	144,023	(22,993,862)

Net increase (decrease) in cash	905,805	(30,798)	(10,796)
Cash, beginning of period	120,840	151,638	162,434

Cash, end of period	$1,026,645	$120,840	$151,638

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$614,804	$86,051
Segregated cash balances with brokers for futures contracts	10,340	14,300
Segregated cash balances with brokers for forward agreements	738,500	—
Short-term U.S. government and agency obligations (Note 3) (cost $18,352,808 and $21,549,766, respectively)	18,349,861	21,550,319
Unrealized appreciation on forward agreements	—	1,384,246
Receivable on open futures contracts	—	2,290

Total assets	19,713,505	23,037,206

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,171,777	—
Payable on open futures contracts	2,220	—
Payable to Sponsor	17,086	19,550
Unrealized depreciation on forward agreements	1,716,163	—

Total liabilities	4,907,246	19,550

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,806,259	23,017,656

Total liabilities and shareholders’ equity	$19,713,505	$23,037,206

Shares outstanding	466,976	616,976

Net asset value per share	$31.71	$37.31

Market value per share (Note 2)	$31.40	$38.76

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (124% of shareholders’ equity)
U.S. Treasury Bills^^:
1.033% due 01/18/18†	$2,181,000	$2,179,827
1.040% due 02/01/18†	2,214,000	2,211,712
1.209% due 02/08/18†	2,000,000	1,997,451
1.267% due 03/29/18†	12,000,000	11,960,871

Total short-term U.S. government and agency obligations (cost $18,352,808)		$18,349,861

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2018	2	$(171,450)	$(1,650)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(1.85)%	01/08/18	$(529,000)	$(8,926,769)	$(632,593)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(1.52)	01/08/18	(418,500)	(7,061,769)	(486,240)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(1.45)	01/08/18	(156,000)	(2,632,328)	(115,305)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(1.60)	01/08/18	(642,000)	(10,833,493)	(482,025)

Total Unrealized Depreciation					$(1,716,163)

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of December 31, 2017, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$157,745	$93,483	$23,831

Expenses
Management fee	194,297	349,293	540,253
Brokerage commissions	48	43	42

Total expenses	194,345	349,336	540,295

Net investment income (loss)	(36,600)	(255,853)	(516,464)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	21,156	(40,250)	15,575
Forward agreements	1,132,237	(17,514,464)	10,743,970
Short-term U.S. government and agency obligations	(932)	(1,916)	(2,787)

Net realized gain (loss)	1,152,461	(17,556,630)	10,756,758

Change in net unrealized appreciation/depreciation on
Futures contracts	(28,960)	21,340	4,410
Forward agreements	(3,100,409)	(3,394,033)	4,183,326
Short-term U.S. government and agency obligations	(3,500)	367	(794)

Change in net unrealized appreciation/depreciation	(3,132,869)	(3,372,326)	4,186,942

Net realized and unrealized gain (loss)	(1,980,408)	(20,928,956)	14,943,700

Net income (loss)	$(2,017,008)	$(21,184,809)	$14,427,236

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$23,017,656	$55,987,938	$53,007,867
Addition of 850,000, 1,650,000 and 1,650,000 shares, respectively	26,717,920	69,113,968	84,272,164
Redemption of 1,000,000, 1,900,002 and 1,700,000 shares, respectively	(32,912,309)	(80,899,441)	(95,719,329)

Net addition (redemption) of (150,000), (250,002) and (50,000) shares, respectively	(6,194,389)	(11,785,473)	(11,447,165)

Net investment income (loss)	(36,600)	(255,853)	(516,464)
Net realized gain (loss)	1,152,461	(17,556,630)	10,756,758
Change in net unrealized appreciation/depreciation	(3,132,869)	(3,372,326)	4,186,942

Net income (loss)	(2,017,008)	(21,184,809)	14,427,236

Shareholders’ equity, end of period	$14,806,259	$23,017,656	$55,987,938

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(2,017,008)	$(21,184,809)	$14,427,236
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,960	(2,860)	2,860
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(738,500)	—	—
Purchases of short-term U.S. government and agency obligations	(205,796,774)	(149,552,689)	(220,073,123)
Proceeds from sales or maturities of short-term U.S government and agency obligations	209,150,487	178,824,533	221,589,835
Net amortization and accretion on short-term U.S government and agency obligations	(157,687)	(93,482)	(23,831)
Net realized gain (loss) on investments	932	1,916	2,787
Change in unrealized appreciation/depreciation on investments	3,103,909	3,393,666	(4,182,532)
Decrease (Increase) in receivable on futures contracts	2,290	(1,900)	6,380
Increase (Decrease) in payable to Sponsor	(2,464)	(27,635)	4,831
Increase (Decrease) in payable on futures contracts	2,220	—	—

Net cash provided by (used in) operating activities	3,551,365	11,356,740	11,754,443

Cash flow from financing activities
Proceeds from addition of shares	26,717,920	69,113,968	84,272,164
Payment on shares redeemed	(29,740,532)	(80,899,441)	(95,719,329)

Net cash provided by (used in) financing activities	(3,022,612)	(11,785,473)	(11,447,165)

Net increase (decrease) in cash	528,753	(428,733)	307,278
Cash, beginning of period	86,051	514,784	207,506

Cash, end of period	$614,804	$86,051	$514,784

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,582,684	$3,166,988
Short-term U.S. government and agency obligations (Note 3) (cost $131,844,652 and $257,103,135, respectively)	131,834,352	257,102,313
Unrealized appreciation on foreign currency forward contracts	1,568,997	16,870,357

Total assets	134,986,033	277,139,658

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,759,983	—
Payable to Sponsor	106,863	232,491
Unrealized depreciation on foreign currency forward contracts	41,734	125,420

Total liabilities	3,908,580	357,911

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	131,077,453	276,781,747

Total liabilities and shareholders’ equity	$134,986,033	$277,139,658

Shares outstanding	1,749,290	3,449,290

Net asset value per share	$74.93	$80.24

Market value per share (Note 2)	$74.98	$80.25

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills^^:
1.000% due 01/04/18	$7,000,000	$6,999,565
1.001% due 01/11/18	9,000,000	8,997,457
1.033% due 01/18/18†	19,000,000	18,989,782
1.068% due 01/25/18†	11,000,000	10,991,251
1.040% due 02/01/18†	24,000,000	23,975,201
1.083% due 02/08/18†	17,000,000	16,978,335
1.080% due 02/15/18	9,000,000	8,986,360
1.264% due 03/01/18	15,000,000	14,969,187
1.256% due 03/08/18†	15,000,000	14,964,792
1.277% due 03/22/18	6,000,000	5,982,422

Total short-term U.S. government and agency obligations (cost $131,844,652)		$131,834,352

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Yen with Goldman Sachs International	01/12/18	1,557,430,400	$13,828,233	$(1,119)
Yen with UBS AG	01/12/18	2,779,401,900	24,716,567	(40,615)

Total Unrealized Depreciation				$(41,734)

Contracts to Sell
Yen with Goldman Sachs International	01/12/18	(16,323,923,000)	$(145,748,706)	$822,436
Yen with UBS AG	01/12/18	(17,545,808,000)	(156,520,911)	746,561

Total Unrealized Appreciation				$1,568,997

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$1,446,842	$531,771	$135,814

Expenses
Management fee	1,802,816	2,141,333	3,759,492

Total expenses	1,802,816	2,141,333	3,759,492

Net investment income (loss)	(355,974)	(1,609,562)	(3,623,678)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(8,729,472)	(22,220,271)	8,809,464
Short-term U.S. government and agency obligations	(4,001)	(5,910)	(3,035)

Net realized gain (loss)	(8,733,473)	(22,226,181)	8,806,429

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(15,217,674)	30,640,389	(12,316,677)
Short-term U.S. government and agency obligations	(9,478)	16,827	(30,886)

Change in net unrealized appreciation/depreciation	(15,227,152)	30,657,216	(12,347,563)

Net realized and unrealized gain (loss)	(23,960,625)	8,431,035	(3,541,134)

Net income (loss)	$(24,316,599)	$6,821,473	$(7,164,812)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$276,781,747	$237,372,900	$531,471,873
Addition of 1,000,000, 2,300,000 and 1,350,000 shares, respectively	76,657,434	150,763,218	124,524,909
Redemption of 2,700,000, 1,550,004 and 4,600,000 shares, respectively	(198,045,129)	(118,175,844)	(411,459,070)

Net addition (redemption) of (1,700,000), 749,996 and (3,250,000) shares, respectively	(121,387,695)	32,587,374	(286,934,161)

Net investment income (loss)	(355,974)	(1,609,562)	(3,623,678)
Net realized gain (loss)	(8,733,473)	(22,226,181)	8,806,429
Change in net unrealized appreciation/depreciation	(15,227,152)	30,657,216	(12,347,563)

Net income (loss)	(24,316,599)	6,821,473	(7,164,812)

Shareholders’ equity, end of period	$131,077,453	$276,781,747	$237,372,900

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(24,316,599)	$6,821,473	$(7,164,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,735,928,862)	(1,044,852,917)	(1,322,695,643)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,862,630,186	1,048,290,293	1,595,758,281
Net amortization and accretion on short-term U.S government and agency obligations	(1,446,842)	(531,771)	(135,814)
Net realized gain (loss) on investments	4,001	5,910	3,035
Change in unrealized appreciation/depreciation on investments	15,227,152	(30,657,216)	12,347,563
Increase (Decrease) in payable to Sponsor	(125,628)	21,603	(228,916)

Net cash provided by (used in) operating activities	116,043,408	(20,902,625)	277,883,694

Cash flow from financing activities
Proceeds from addition of shares	76,657,434	150,763,218	124,524,909
Payment on shares redeemed	(194,285,146)	(126,970,573)	(402,664,341)

Net cash provided by (used in) financing activities	(117,627,712)	23,792,645	(278,139,432)

Net increase (decrease) in cash	(1,584,304)	2,890,020	(255,738)
Cash, beginning of period	3,166,988	276,968	532,706

Cash, end of period	$1,582,684	$3,166,988	$276,968

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,639,958	$1,155,115
Segregated cash balances with brokers for futures contracts	4,626,400	1,052,615
Short-term U.S. government and agency obligations (Note 3) (cost $20,993,328 and $45,486,489, respectively)	20,993,515	45,486,235
Receivable on open futures contracts	170,015	242,541

Total assets	27,429,888	47,936,506

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,058,309	2,085,020
Payable to Sponsor	23,631	32,572

Total liabilities	1,081,940	2,117,592

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,347,948	45,818,914

Total liabilities and shareholders’ equity	$27,429,888	$47,936,506

Shares outstanding	1,237,403	1,087,403

Net asset value per share	$21.29	$42.14

Market value per share (Note 2)	$21.15	$42.34

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (80% of shareholders’ equity)
U.S. Treasury Bills^^:
1.000% due 01/04/18	$11,000,000	$10,999,316
1.001% due 01/11/18	7,000,000	6,998,022
1.209% due 02/08/18	3,000,000	2,996,177

Total short-term U.S. government and agency obligations (cost $20,993,328)		$20,993,515

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires April 2018	354	$4,911,750	$(617,555)
VIX Futures - CBOE, expires May 2018	603	8,668,125	(910,645)
VIX Futures - CBOE, expires June 2018	603	8,939,475	(641,030)
VIX Futures - CBOE, expires July 2018	248	3,825,400	(46,050)

			$(2,215,280)

^^	Rates shown represents discount rate at the time of purchase.

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

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$256,920	$107,409	$8,293

Expenses
Management fee	317,739	369,016	233,390
Brokerage commissions	20,988	32,884	15,503

Total expenses	338,727	401,900	248,893

Net investment income (loss)	(81,807)	(294,491)	(240,600)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(25,319,770)	(11,085,506)	(3,335,936)
Short-term U.S. government and agency obligations	(377)	499	1,355

Net realized gain (loss)	(25,320,147)	(11,085,007)	(3,334,581)

Change in net unrealized appreciation/depreciation on
Futures contracts	(927,035)	(943,885)	(605,025)
Short-term U.S. government and agency obligations	441	(1,079)	(327)

Change in net unrealized appreciation/depreciation	(926,594)	(944,964)	(605,352)

Net realized and unrealized gain (loss)	(26,246,741)	(12,029,971)	(3,939,933)

Net income (loss)	$(26,328,548)	$(12,324,462)	$(4,180,533)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$45,818,914	$27,650,638	$21,459,575
Addition of 950,000, 1,100,000 and 325,000 shares, respectively	26,311,779	55,230,587	19,318,111
Redemption of 800,000, 525,001 and 150,000 shares, respectively	(19,454,197)	(24,737,849)	(8,946,515)

Net addition (redemption) of 150,000, 574,999 and 175,000 shares, respectively	6,857,582	30,492,738	10,371,596

Net investment income (loss)	(81,807)	(294,491)	(240,600)
Net realized gain (loss)	(25,320,147)	(11,085,007)	(3,334,581)
Change in net unrealized appreciation/depreciation	(926,594)	(944,964)	(605,352)

Net income (loss)	(26,328,548)	(12,324,462)	(4,180,533)

Shareholders’ equity, end of period	$26,347,948	$45,818,914	$27,650,638

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(26,328,548)	$(12,324,462)	$(4,180,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,573,785)	(71,865)	926,200
Purchases of short-term U.S. government and agency obligations	(943,753,668)	(175,738,460)	(95,567,067)
Proceeds from sales or maturities of short-term U.S government and agency obligations	968,489,510	156,335,340	93,706,007
Net amortization and accretion on short-term U.S government and agency obligations	(243,058)	(107,408)	(8,293)
Net realized gain (loss) on investments	377	(499)	(1,355)
Change in unrealized appreciation/depreciation on investments	(441)	1,079	327
Decrease (Increase) in receivable on futures contracts	72,526	(200,353)	1,741,140
Increase (Decrease) in payable to Sponsor	(8,941)	12,194	(2,358)

Net cash provided by (used in) operating activities	(5,346,028)	(32,094,434)	(3,385,932)

Cash flow from financing activities
Proceeds from addition of shares	26,311,779	55,230,587	19,318,111
Payment on shares redeemed	(20,480,908)	(22,652,829)	(16,894,470)

Net cash provided by (used in) financing activities	5,830,871	32,577,758	2,423,641

Net increase (decrease) in cash	484,843	483,324	(962,291)
Cash, beginning of period	1,155,115	671,791	1,634,082

Cash, end of period	$1,639,958	$1,155,115	$671,791

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$1,850,632	$4,536,425
Segregated cash balances with brokers for futures contracts	1,864,500	17,235,855
Short-term U.S. government and agency obligations (Note 3) (cost $134,855,770 and $147,990,045, respectively)	134,845,604	147,991,233
Receivable on open futures contracts	2,667,474	4,484,270

Total assets	141,228,210	174,247,783

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,431,713	—
Payable to Sponsor	54,937	87,637

Total liabilities	3,486,650	87,637

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	137,741,560	174,160,146

Total liabilities and shareholders’ equity	$141,228,210	$174,247,783

Shares outstanding (Note 1)	5,901,317	2,052,363

Net asset value per share (Note 1)	$23.34	$84.86

Market value per share (Note 1) (Note 2)	$23.15	$85.04

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills^^:
1.000% due 01/04/18	$31,000,000	$30,998,072
1.001% due 01/11/18†	12,000,000	11,996,610
1.040% due 02/01/18†	33,000,000	32,965,901
1.080% due 02/15/18†	34,000,000	33,948,470
1.264% due 03/01/18†	2,000,000	1,995,891
1.271% due 03/15/18†	23,000,000	22,940,660

Total short-term U.S. government and agency obligations (cost $134,855,770)		$134,845,604

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires January 2018	6,836	$78,443,100	$(5,471,585)
VIX Futures - CBOE, expires February 2018	4,770	59,505,750	709,708

			$(4,761,877)

^^	Rates shown represents discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

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

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Investment Income
Interest	$1,238,374	$466,392	$42,319

Expenses
Management fee	1,353,339	1,632,880	1,062,171
Brokerage commissions	174,838	270,159	130,942
Brokerage fees	3,383	—	—

Total expenses	1,531,560	1,903,039	1,193,113

Net investment income (loss)	(293,186)	(1,436,647)	(1,150,794)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(194,005,568)	(195,475,791)	(19,408,543)
Short-term U.S. government and agency obligations	(772)	6,650	1,703

Net realized gain (loss)	(194,006,340)	(195,469,141)	(19,406,840)

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,293,225)	609,973	(7,343,245)
Short-term U.S. government and agency obligations	(11,354)	3,010	(3,657)

Change in net unrealized appreciation/depreciation	(4,304,579)	612,983	(7,346,902)

Net realized and unrealized gain (loss)	(198,310,919)	(194,856,158)	(26,753,742)

Net income (loss)	$(198,604,105)	$(196,292,805)	$(27,904,536)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
Shareholders’ equity, beginning of period	$174,160,146	$105,272,823	$111,459,325
Addition of 7,750,000, 3,066,250 and 623,750 shares, respectively (Note 1)	318,930,520	515,131,303	187,659,682
Redemption of 3,901,046, 1,411,378 and 492,500 shares, respectively (Note 1)	(156,745,001)	(249,951,175)	(165,941,648)

Net addition (redemption) of 3,848,954, 1,654,872 and 131,250 shares, respectively (Note 1)	162,185,519	265,180,128	21,718,034

Net investment income (loss)	(293,186)	(1,436,647)	(1,150,794)
Net realized gain (loss)	(194,006,340)	(195,469,141)	(19,406,840)
Change in net unrealized appreciation/depreciation	(4,304,579)	612,983	(7,346,902)

Net income (loss)	(198,604,105)	(196,292,805)	(27,904,536)

Shareholders’ equity, end of period	$137,741,560	$174,160,146	$105,272,823

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(198,604,105)	$(196,292,805)	$(27,904,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	15,371,355	(11,347,310)	12,551,205
Purchases of short-term U.S. government and agency obligations	(1,819,678,736)	(920,726,003)	(599,166,468)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,834,013,986	869,284,481	585,220,876
Net amortization and accretion on short-term U.S government and agency obligations	(1,201,747)	(466,392)	(41,722)
Net realized gain (loss) on investments	772	(6,650)	(1,703)
Change in unrealized appreciation/depreciation on investments	11,354	(3,010)	3,657
Decrease (Increase) in receivable on futures contracts	1,816,796	(3,220,337)	8,053,303
Increase (Decrease) in payable to Sponsor	(32,700)	10,220	(3,334)

Net cash provided by (used in) operating activities	(168,303,025)	(262,767,806)	(21,288,722)

Cash flow from financing activities
Proceeds from addition of shares	318,930,520	515,131,303	187,659,682
Payment on shares redeemed	(153,313,288)	(249,951,175)	(165,941,648)

Net cash provided by (used in) financing activities	165,617,232	265,180,128	21,718,034

Net increase (decrease) in cash	(2,685,793)	2,412,322	429,312
Cash, beginning of period	4,536,425	2,124,103	1,694,791

Cash, end of period	$1,850,632	$4,536,425	$2,124,103

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
Assets
Cash	$55,713,112	$39,482,473
Segregated cash balances with brokers for futures contracts	420,018,133	180,212,984
Segregated cash balances with brokers for forward agreements	4,081,500	—
Segregated cash balances with brokers for foreign currency forward contracts	3,960,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $2,445,970,899 and $3,038,837,465, respectively)	2,445,779,873	3,038,848,441
Unrealized appreciation on swap agreements	62,238,361	55,358,571
Unrealized appreciation on forward agreements	25,381,689	4,417,812
Unrealized appreciation on foreign currency forward contracts	2,339,908	33,392,354
Receivable from capital shares sold	843,370	—
Receivable on open futures contracts	45,230,982	41,862,862
Offering costs (Note 5)	105,643	—
Limitation by Sponsor	59,651	—

Total assets	3,065,752,222	3,393,575,497

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	73,270,557	71,525,035
Payable on open futures contracts	1,954,640	3,972,621
Brokerage commissions and fees payable	—	2,909
Payable to Sponsor	2,509,663	2,722,696
Unrealized depreciation on swap agreements	30,607,142	12,206,881
Unrealized depreciation on forward agreements	3,204,422	25,407,296
Unrealized depreciation on foreign currency forward contracts	6,927,586	1,400,572

Total liabilities	118,474,010	117,238,010

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,947,278,212	3,276,337,487

Total liabilities and shareholders’ equity	$3,065,752,222	$3,393,575,497

Shares outstanding	118,293,916	90,235,707

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017*	2016**	2015***
Investment Income
Interest	$25,704,093	$9,133,928	$1,546,729

Expenses
Management fee	30,996,127	34,712,239	35,055,606
Brokerage commissions	8,950,082	7,438,871	6,480,284
Brokerage fees	9,715	—	—
Offering costs	238,151	—	59,479
Limitation by Sponsor	(59,651)	—	(11,814)

Total expenses	40,134,424	42,151,110	41,583,555

Net investment income (loss)	(14,430,331)	(33,017,182)	(40,036,826)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(354,314,223)	(1,286,470,453)	(675,706,798)
Swap agreements	(11,794,313)	(25,398,375)	(553,434,721)
Forward agreements	(26,118,074)	38,357,981	(73,443,689)
Foreign currency forward contracts	(46,255,034)	(47,075,744)	138,005,915
Short-term U.S. government and agency obligations	(50,042)	(15,768)	47,732

Net realized gain (loss)	(438,531,686)	(1,320,602,359)	(1,164,531,561)

Change in net unrealized appreciation/depreciation on
Futures contracts	(360,935)	(22,030,613)	40,193,356
Swap agreements	(11,520,471)	108,928,215	(16,849,426)
Forward agreements	43,166,751	(2,765,009)	(6,192,684)
Foreign currency forward contracts	(36,579,460)	73,731,339	(56,805,160)
Short-term U.S. government and agency obligations	(202,002)	4,832	(46,135)

Change in net unrealized appreciation/depreciation	(5,496,117)	157,868,764	(39,700,049)

Net realized and unrealized gain (loss)	(444,027,803)	(1,162,733,595)	(1,204,231,610)

Net income (loss)	$(458,458,134)	$(1,195,750,777)	$(1,244,268,436)

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).
**	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively.
***	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017*	2016**	2015***
Shareholders’ equity, beginning of period	$3,276,337,487	$3,506,608,748	$3,332,060,486
Addition of 255,585,016, 213,130,750 and 139,373,050 shares, respectively	9,098,339,966	10,633,008,985	8,943,932,891
Redemption of 227,526,807, 221,560,666 and 111,513,687 shares, respectively	(8,968,941,107)	(9,667,529,469)	(7,525,116,193)

Net addition (redemption) of 28,058,209, (8,429,916) and 27,859,363 shares, respectively	129,398,859	965,479,516	1,418,816,698

Net investment income (loss)	(14,430,331)	(33,017,182)	(40,036,826)
Net realized gain (loss)	(438,531,686)	(1,320,602,359)	(1,164,531,561)
Change in net unrealized appreciation/depreciation	(5,496,117)	157,868,764	(39,700,049)

Net income (loss)	(458,458,134)	(1,195,750,777)	(1,244,268,436)

Shareholders’ equity, end of period	$2,947,278,212	$3,276,337,487	$3,506,608,748

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).
**	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively.
***	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017*	2016**	2015***
Cash flow from operating activities
Net income (loss)	$(458,458,134)	$(1,195,750,777)	$(1,244,268,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(239,805,149)	80,870,728	35,477,903
Decrease (Increase) in segregated cash balances with brokers for forward agreements	(4,081,500)	—	—
Decrease (Increase) in segregated cash balances with brokers for foreign currency forward contracts	(3,960,000)	—	—
Purchases of short-term U.S. government and agency obligations	(31,621,104,918)	(18,373,450,463)	(17,070,603,480)
Proceeds from sales or maturities of short-term U.S government and agency obligations	32,238,762,028	18,657,310,693	16,764,420,326
Net amortization and accretion on short-term U.S government and agency obligations	(24,840,586)	(9,128,007)	(1,530,269)
Net realized gain (loss) on investments	50,042	15,768	(47,732)
Change in unrealized appreciation/depreciation on investments	5,135,182	(179,899,377)	79,893,405
Decrease (Increase) in receivable on futures contracts	(3,368,120)	(14,207,535)	28,346,999
Decrease (Increase) in Limitation by Sponsor	(59,651)	—	9,474
Change in offering cost	—	—	49,384
Cash paid for offering cost	(343,794)	—	—
Amortization of offering cost	238,151	—	—
Increase (Decrease) in payable to Sponsor	(213,033)	(116,609)	181,800
Increase (Decrease) in brokerage commissions and fees payable	(2,909)	(36,239)	39,148
Increase (Decrease) in payable on futures contracts	(2,017,981)	894,352	(43,327,729)
Increase (Decrease) in payable for offering costs	—	—	(65,785)

Net cash provided by (used in) operating activities	(114,070,372)	(1,033,497,466)	(1,451,424,992)

Cash flow from financing activities
Proceeds from addition of shares	9,097,496,596	10,681,055,123	8,953,972,200
Payment on shares redeemed	(8,967,195,585)	(9,656,124,409)	(7,490,397,088)

Net cash provided by (used in) financing activities	130,301,011	1,024,930,714	1,463,575,112

Net increase (decrease) in cash	16,230,639	(8,566,752)	12,150,120
Cash, beginning of period	39,482,599	48,049,351	35,899,231

Cash, end of period	$55,713,238	$39,482,599	$48,049,351

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).
**	The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016 and ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively.
***	The operations include the activity of ProShares Ultra Australian Dollar through June 29, 2015, the date of liquidation.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2017, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Groups of Funds are collectively referred to in several different ways. References to “Short Funds,” “UltraShort Funds,” “Ultra Funds,” or “UltraPro Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks.

References to “Commodity Index Funds,” “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each “UltraPro” Fund seeks daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next.

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than a single day should not be expected to be a simple multiple (e.g., -1x, -2x, 2x, -3x or 3x) of the period return of the corresponding benchmark and will likely differ significantly.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2015, 2016 and 2017. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2017 and 2016, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2017 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	December 29
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	December 29
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil,	2:00 p.m.	2:30 p.m.	December 29
UltraPro 3x Short Crude Oil,
UltraPro 3x Crude Oil ETF
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 29
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	December 29
Short Euro UltraShort Euro, Ultra Euro	3:00 p.m.	4:00 p.m.	December 29
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	December 29
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 29
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 29

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2017.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2017.

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

The following table summarizes the valuation of investments at December 31, 2017 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Short Euro	$6,996,235	$(166,288)	$—	$—	$—	$6,829,947
Short VIX Short-Term Futures ETF	494,910,644	17,041,449	—	—	—	511,952,093
Ultra Bloomberg Crude Oil	459,515,902	11,945,979	—	—	62,238,361	533,700,242
Ultra Bloomberg Natural Gas	50,961,356	7,225,810	—	—	—	58,187,166
Ultra Euro	6,996,235	—	—	264,152	—	7,260,387
Ultra Gold	88,884,844	5,480	3,646,355	—	—	92,536,679
Ultra Silver	235,581,716	1,600	21,735,334	—	—	257,318,650
Ultra VIX Short-Term Futures ETF	287,533,132	(34,466,120)	—	—	—	253,067,012
Ultra Yen	1,997,933	—	—	(34,824)	—	1,963,109
UltraShort Australian Dollar	11,983,904	(893,220)	—	—	—	11,090,684
UltraPro 3X Crude Oil ETF	—	1,417,998	—	—	—	1,417,998
UltraPro 3X Short Crude Oil ETF	—	(2,988,155)	—	—	—	(2,988,155)
UltraShort Bloomberg Crude Oil	253,646,823	(3,962,648)	—	—	(30,607,142)	219,077,033
UltraShort Bloomberg Natural Gas	3,999,751	(1,097,049)	—	—	—	2,902,702
UltraShort Euro	204,770,166	—	—	(6,344,269)	—	198,425,897
UltraShort Gold	31,977,900	(5,460)	(1,488,259)	—	—	30,484,181
UltraShort Silver	18,349,861	(1,650)	(1,716,163)	—	—	16,632,048
UltraShort Yen	131,834,352	—	—	1,527,263	—	133,361,615
VIX Mid-Term Futures ETF	20,993,515	(2,215,280)	—	—	—	18,778,235
VIX Short-Term Futures ETF	134,845,604	(4,761,877)	—	—	—	130,083,727

Total Trust	$2,445,779,873	$(12,919,431)	$22,177,267	$(4,587,678)	$31,631,219	$2,482,081,250

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At December 31, 2017, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At December 31, 2017, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2016 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Short Euro	$13,164,828	$132,900	$—	$—	$—	$13,297,728
Short VIX Short-Term Futures ETF	170,396,436	(10,309,611)	—	—	—	160,086,825
Ultra Bloomberg Crude Oil	885,050,007	5,537,165	—	—	55,358,571	945,945,743
Ultra Bloomberg Natural Gas	36,183,648	2,536,720	—	—	—	38,720,368
Ultra Euro	11,891,831	—	—	(574,010)	—	11,317,821
Ultra Gold	95,356,621	(18,960)	(4,431,107)	—	—	90,906,554
Ultra Silver	295,300,799	(27,360)	(20,976,189)	—	—	274,297,250
Ultra VIX Short-Term Futures ETF	434,671,795	(7,972,237)	—	—	—	426,699,558
Ultra Yen	5,282,879	—	—	(342,076)	—	4,940,803
UltraShort Australian Dollar	12,909,619	1,182,340	—	—	—	14,091,959
UltraShort Bloomberg Crude Oil	205,694,385	(1,426,815)	—	—	(12,206,881)	192,060,689
UltraShort Bloomberg Natural Gas	2,899,151	(482,031)	—	—	—	2,417,120
UltraShort Euro	337,375,787	—	—	16,162,931	—	353,538,718
UltraShort Gold	60,540,555	18,980	3,033,566	—	—	63,593,101
UltraShort Silver	21,550,319	27,310	1,384,246	—	—	22,961,875
UltraShort Yen	257,102,313	—	—	16,744,937	—	273,847,250
VIX Mid-Term Futures ETF	45,486,235	(1,288,245)	—	—	—	44,197,990
VIX Short-Term Futures ETF	147,991,233	(468,652)	—	—	—	147,522,581

Total Trust	$3,038,848,441	$(12,558,496)	$(20,989,484)	$31,991,782	$43,151,690	$3,080,443,933

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2017 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2017, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2017, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of December 31, 2017

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$21,493,549	*	Payable on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$4,452,100	*
		ProShares Ultra VIX Short-Term Futures ETF	3,974,642	*		ProShares Ultra VIX Short-Term Futures ETF	38,440,762	*
		ProShares VIX Short-Term Futures ETF	709,708	*		ProShares VIX Mid-Term Futures ETF	2,215,280	*
						ProShares VIX Short-Term Futures ETF	5,471,585	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	74,184,340	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraPro 3x Short Crude Oil ETF	2,988,155	*
		ProShares Ultra Bloomberg Natural Gas	7,225,810	*		ProShares UltraShort Bloomberg Crude Oil	34,569,790	*
		ProShares Ultra Gold	3,651,835	*		ProShares UltraShort Bloomberg Natural Gas	1,097,049	*
		ProShares Ultra Silver	21,736,934	*		ProShares UltraShort Gold	1,493,719	*
		ProShares UltraPro 3x Crude Oil ETF	1,417,998	*		ProShares UltraShort Silver	1,717,813	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Ultra Euro	321,609		Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	166,288	*
		ProShares UltraShort Euro	449,302			ProShares Ultra Euro	57,457
		ProShares UltraShort Yen	1,568,997			ProShares Ultra Yen	34,824
						ProShares UltraShort Australian Dollar	893,220	*
						ProShares UltraShort Euro	6,793,571
						ProShares UltraShort Yen	41,734

		Total Trust	$136,734,724	*		Total Trust	$100,433,347	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2016

	Assets Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,273,874	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$2,742,526	*
		ProShares VIX Mid-Term Futures ETF	68,375	*		ProShares VIX Mid-Term Futures ETF	1,356,620	*
		ProShares Ultra VIX Short-Term Futures ETF	13,594,875	*		ProShares Short VIX Short-Term Futures ETF	10,309,611	*
						ProShares Ultra VIX Short-Term Futures ETF	21,567,112	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Gold	3,052,546	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	13,633,696	*
		ProShares UltraShort Silver	1,411,556	*		ProShares UltraShort Bloomberg Natural Gas	482,031	*
		ProShares Ultra Bloomberg Crude Oil	60,895,736	*		ProShares Ultra Gold	4,450,067	*
		ProShares Ultra Bloomberg Natural Gas	2,536,720	*		ProShares Ultra Silver	21,003,549	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	132,900	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	356,139
		ProShares UltraShort Australian Dollar	1,182,340	*		ProShares UltraShort Yen	125,420
		ProShares UltraShort Euro	16,519,070			ProShares Ultra Euro	576,558
		ProShares UltraShort Yen	16,870,357			ProShares Ultra Yen	342,455
		ProShares Ultra Euro	2,548
		ProShares Ultra Yen	379

		Total Trust	$118,541,276	*		Total Trust	$76,945,784	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2017

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Short VIX Short-Term Futures ETF	$897,400,516	$27,351,060
		ProShares Ultra VIX Short-Term Futures ETF	(1,020,750,851)	(26,493,883)
		ProShares VIX Mid-Term Futures ETF	(25,319,770)	(927,035)
		ProShares VIX Short-Term Futures ETF	(194,005,568)	(4,293,225)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	22,146,212	13,288,604
		ProShares Ultra Bloomberg Natural Gas	(40,793,265)	4,689,090
		ProShares Ultra Gold	11,484,410	8,101,902
		ProShares Ultra Silver	(31,762,834)	42,740,483
		ProShares UltraPro 3x Crude Oil ETF	6,018,618	1,417,998
		ProShares UltraPro 3x Short Crude Oil ETF	(7,046,628)	(2,988,155)
		ProShares UltraShort Bloomberg Crude Oil	(6,491,060)	(20,936,094)
		ProShares UltraShort Bloomberg Natural Gas	4,762,532	(615,018)
		ProShares UltraShort Gold	(6,993,557)	(4,546,265)
		ProShares UltraShort Silver	1,153,393	(3,129,369)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(1,161,987)	(299,188)
		ProShares Ultra Euro	2,212,313	838,162
		ProShares Ultra Yen	(46,195)	307,252
		ProShares UltraShort Australian Dollar	(866,771)	(2,075,560)
		ProShares UltraShort Euro	(39,691,680)	(22,507,200)
		ProShares UltraShort Yen	(8,729,472)	(15,217,674)

		Total Trust	$(438,481,644)	$(5,294,115)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2016

Derivatives not accounted for as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(195,475,791)	609,973
		ProShares VIX Mid-Term Futures ETF	(11,085,506)	(943,885)
		ProShares Short VIX Short-Term Futures ETF	440,391,389	(21,056,026)
		ProShares Ultra VIX Short-Term Futures ETF	(1,567,340,688)	(19,866,703)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	(67,752,164)	(22,510,865)
		ProShares UltraShort Bloomberg Natural Gas	586,860	1,989,133
		ProShares UltraShort Gold	(12,240,751)	1,238,384
		ProShares UltraShort Silver	(17,554,714)	(3,372,693)
		ProShares Ultra Bloomberg Crude Oil	74,061,040	151,001,639
		ProShares Ultra Bloomberg Natural Gas	17,571,809	(3,776,159)
		ProShares Ultra Gold	5,816,565	(2,194,272)
		ProShares Ultra Silver	62,342,441	1,566,582
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	663,774	(110,538)
		ProShares UltraShort Australian Dollar	(2,787,204)	1,602,610
		ProShares UltraShort Euro	(25,711,518)	44,873,267
		ProShares UltraShort Yen	(22,220,271)	30,640,389
		ProShares Ultra Euro	138,959	(1,178,930)
		ProShares Ultra Yen	717,086	(603,387)

		Total Trust	$(1,319,878,684)	157,908,519

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2015

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(19,408,543)	$(7,343,245)
		ProShares VIX Mid-Term Futures ETF	(3,335,936)	(605,025)
		ProShares Short VIX Short-Term Futures ETF	69,793,028	27,098,564
		ProShares Ultra VIX Short-Term Futures ETF	(392,174,228)	(27,690,787)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Crude Oil	91,670,324	(33,947,511)
		ProShares UltraShort Bloomberg Natural Gas	15,212,804	(6,412,629)
		ProShares UltraShort Gold	12,707,635	4,101,460
		ProShares UltraShort Silver	10,759,545	4,187,736
		ProShares Ultra Bloomberg Crude Oil	(896,177,096)	32,549,981
		ProShares Ultra Bloomberg Natural Gas	(100,776,817)	41,202,162
		ProShares Ultra Gold	(18,605,815)	(4,311,529)
		ProShares Ultra Silver	(78,309,309)	(10,173,451)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	1,559,425	(141,893)
		ProShares UltraShort Australian Dollar	4,330,463	(1,163,751)
		ProShares UltraShort Euro	131,651,572	(45,473,330)
		ProShares UltraShort Yen	8,809,464	(12,316,677)
		ProShares Ultra Euro	(1,982,208)	708,291
		ProShares Ultra Yen	(472,913)	276,556

		Total Trust*	$(1,164,748,605)	$(39,455,078)

*	Amounts exclude the activity of: ProShares Managed Futures Strategy which liquidated on March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity which liquidated on September 1, 2016.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2017:

Fair Values of Derivative Instruments as of December 31, 2017
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$62,238,361	$—	$62,238,361	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	321,609	—	321,609	57,457	—	57,457
ProShares Ultra Gold
Forward agreements	3,646,355	—	3,646,355	—	—	—
ProShares Ultra Silver
Forward agreements	21,735,334	—	21,735,334	—	—	—
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	30,607,142	—	30,607,142
ProShares UltraShort Euro
Foreign currency forward contracts	449,302	—	449,302	6,793,571	—	6,793,571
ProShares UltraShort Gold
Forward agreements	—	—	—	1,488,259	—	1,488,259
ProShares UltraShort Silver
Forward agreements	—	—	—	1,716,163	—	1,716,163
ProShares UltraShort Yen
Foreign currency forward contracts	1,568,997	—	1,568,997	41,734	—	41,734
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	34,824	—	34,824

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2017. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2017

	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) /the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	$19,815,892	$—	$—	$19,815,892
Goldman Sachs International	16,654,031	(14,861,090)	—	1,792,941
Societe Generale S.A.	9,003,519	(8,525,505)	—	478,014
UBS AG	16,764,919	(15,477,566)	—	1,287,353
ProShares Ultra Euro
Goldman Sachs International	102,424	—	—	102,424
UBS AG	161,728	—	—	161,728
ProShares Ultra Gold
Citibank N.A.	1,513,310	—	—	1,513,310
Goldman Sachs International	969,501	(967,678)	(1,823)	—
Societe Generale S.A.	218,319	—	—	218,319
UBS AG	945,225	(945,225)	—	—
ProShares Ultra Silver
Citibank N.A.	7,201,744	—	—	7,201,744
Goldman Sachs International	5,873,080	(4,903,696)	—	969,384
Societe Generale S.A.	2,761,817	(2,516,153)	—	245,664
UBS AG	5,898,693	(4,930,596)	—	968,097
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	(10,173,164)	10,173,164	—	—
Goldman Sachs International	(9,242,398)	9,242,398	—	—
Societe Generale S.A.	(1,904,113)	1,904,113	—	—
UBS AG	(9,287,467)	9,287,467	—	—
ProShares UltraShort Euro
Goldman Sachs International	(3,297,612)	259,612	3,038,000	—
UBS AG	(3,046,657)	3,046,657	—	—
ProShares UltraShort Gold
Citibank N.A.	(554,559)	554,559	—	—
Goldman Sachs International	(428,358)	428,358	—	—
Societe Generale S.A.	(126,928)	126,928	—	—
UBS AG	(378,414)	378,414	—	—
ProShares UltraShort Silver
Citibank N.A.	(632,593)	632,593	—	—
Goldman Sachs International	(486,240)	—	486,240	—
Societe Generale S.A.	(115,305)	115,305	—	—
UBS AG	(482,025)	482,025	—	—
ProShares UltraShort Yen
Goldman Sachs International	821,317	(810,030)	—	11,287
UBS AG	705,946	—	(705,946)	—
ProShares Ultra Yen
Goldman Sachs International	(17,410)	17,410	—	—
UBS AG	(17,414)	17,414	—	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2016:

Fair Values of Derivative Instruments as of December 31, 2016
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$55,358,571	$—	$55,358,571	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	2,548	—	2,548	576,558	—	576,558
ProShares Ultra Gold
Forward agreements	—	—	—	4,431,107	—	4,431,107
ProShares Ultra Silver
Forward agreements	—	—	—	20,976,189	—	20,976,189
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	12,206,881	—	12,206,881
ProShares UltraShort Euro
Foreign currency forward contracts	16,519,070	—	16,519,070	356,139	—	356,139
ProShares UltraShort Gold
Forward agreements	3,033,566	—	3,033,566	—	—	—
ProShares UltraShort Silver
Forward agreements	1,384,246	—	1,384,246	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	16,870,357	—	16,870,357	125,420	—	125,420
ProShares Ultra Yen
Foreign currency forward contracts	379	—	379	342,455	—	342,455

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2016

	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	$18,427,009	$—	$—	$18,427,009
Goldman Sachs International	14,016,906	(14,016,906)	—	—
Societe Generale S.A.	8,661,821	(8,661,821)	—	—
UBS AG	14,252,835	—	(14,252,835)	—
ProShares Ultra Euro
Goldman Sachs International	(239,256)	239,256	—	—
UBS AG	(334,754)	334,754	—	—
ProShares Ultra Gold
Citibank N.A.	(1,464,982)	1,464,982	—	—
Goldman Sachs International	(1,112,916)	1,112,916	—	—
Societe Generale S.A.	(643,587)	643,587	—	—
UBS AG	(1,209,622)	1,209,622	—	—
ProShares Ultra Silver
Citibank N.A.	(6,946,009)	6,946,009	—	—
Goldman Sachs International	(5,869,092)	5,869,092	—	—
Societe Generale S.A.	(2,532,729)	2,532,729	—	—
UBS AG	(5,628,359)	5,628,359	—	—
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	(4,742,191)	4,742,191	—	—
Goldman Sachs International	(3,061,395)	3,061,395	—	—
Societe Generale S.A.	(1,050,699)	1,050,699	—	—
UBS AG	(3,352,596)	3,352,596	—	—
ProShares UltraShort Euro
Goldman Sachs International	8,109,067	(8,109,067)	—	—
UBS AG	8,053,864	—	(8,053,864)	—
ProShares UltraShort Gold
Citibank N.A.	1,147,811	—	—	1,147,811
Goldman Sachs International	881,454	(874,948)	—	6,506
Societe Generale S.A.	393,006	(393,006)	—	—
UBS AG	611,295	—	(611,295)	—
ProShares UltraShort Silver
Citibank N.A.	610,478	—	—	610,478
Goldman Sachs International	323,829	(323,829)	—	—
Societe Generale S.A.	86,543	(86,543)	—	—
UBS AG	363,396	—	(363,396)	—
ProShares UltraShort Yen
Goldman Sachs International	8,256,779	(7,771,819)	—	484,960
UBS AG	8,488,158	—	(7,980,000)	508,158
ProShares Ultra Yen
Goldman Sachs International	(219,736)	219,736	—	—
UBS AG	(122,340)	122,340	—	—

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge the Management Fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor reimbursed and will be reimburse each Fund, to the extent that its offering costs exceed the Management Fee, for the first year of operations.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor will not charge its Management Fee in the first year of operations of a Fund in an amount equal to the offering costs. Normal and expected expenses incurred in connection with the continuous offering of Shares of a Fund after the commencement of its trading operations will be paid by the Sponsor. The Sponsor will reimburse ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF to the extent their respective offering costs exceeds 0.95% of their average daily NAV for the first year of operations.

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

Authorized Participants may pay a fixed transaction fee of up to $250 in connection with each order to create or redeem a Creation Unit in order to compensate BBH&Co., as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the years ended December 31, 2017, 2016 and 2015 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Short Euro	$—	$—	$—
Short VIX Short-Term Futures ETF	1,008,452	801,564	342, 734
Ultra Bloomberg Crude Oil	610,969	504,533	847,422
Ultra Bloomberg Natural Gas	15,937	9,175	13,939
Ultra Euro	—	—	—
Ultra Gold	14,460	14,138	4,218
Ultra Silver	28,622	47,414	38,848
Ultra VIX Short-Term Futures ETF	1,036,162	1,822,247	1,391,292
Ultra Yen	—	—	—
UltraPro 3X Crude Oil ETF	25,455	—	—
UltraPro 3X Short Crude Oil ETF	14,096	—	—
UltraShort Australian Dollar	—	—	—
UltraShort Bloomberg Crude Oil	207,707	398,027	382,054
UltraShort Bloomberg Natural Gas	4,713	8,989	8,853
UltraShort Euro	—	—	—
UltraShort Gold	15,945	29,854	11,024
UltraShort Silver	—	16,729	39,354
UltraShort Yen	—	—	—
VIX Mid-Term Futures ETF	13,605	24,056	8,521
VIX Short-Term Futures ETF	142,380	229,699	105,024

Total Trust*	$3,138,503	$3,906,425	$3,193,283

*	Amounts exclude the activity of ProShares Ultra Australian Dollar which liquidated on June 29, 2015, ProShares Managed Futures Strategy which liquidated on March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity which liquidated on September 1, 2016.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2017:

For the Year Ended December 31, 2017

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2016	$45.06	$45.62	$23.34	$18.85	$14.02	$32.90
Net investment income (loss)	(0.14)	(0.60)	(0.03)	(0.05)	(0.04)	(0.06)
Net realized and unrealized gain (loss)#	(4.96)	82.28	0.35	(12.27)	3.46	7.04
Change in net asset value from operations	(5.10)	81.68	0.32	(12.32)	3.42	6.98
Net asset value, at December 31, 2017	$39.96	$127.30	$23.66	$6.53	$17.44	$39.88
Market value per share, at December 31, 2016†	$45.12	$45.49	$23.36	$18.96	$14.09	$33.20
Market value per share, at December 31, 2017†	$39.99	$128.21	$23.44	$6.50	$17.46	$40.67
Total Return, at net asset value	(11.3)%	179.0%	1.4%	(65.4)%	24.4%	21.2%
Total Return, at market value	(11.4)%	181.8%	0.3%	(65.7)%	23.9%	22.5%
Ratios to Average Net Assets
Expense ratio	0.97%	1.51%	0.98%	1.22%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.32)%	(0.71)%	(0.18)%	(0.50)%	(0.23)%	(0.14)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2017

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3X Crude Oil ETF+		UltraPro 3X Short Crude Oil ETF+		UltraShort Australian Dollar
Net asset value, at December 31, 2016	$33.44	$173.93	$55.43	$25.00		$25.00		$55.38
Net investment income (loss)	(0.05)	(0.33)	(0.24)	(0.21)		(0.17)		(0.17)
Net realized and unrealized gain (loss)#	0.16	(163.27)	2.13	12.99		(14.25)		(9.54)
Change in net asset value from operations	0.11	(163.60)	1.89	12.78		(14.42)		(9.71)
Net asset value, at December 31, 2017	$33.55	$10.33	$57.32	$37.78		$10.58		$45.67
Market value per share, at December 31, 2016†	$32.09	$175.00	$55.52	$25.00		$25.00		$55.24
Market value per share, at December 31, 2017†	$33.85	$10.21	$57.45	$37.23		$10.72		$45.72
Total Return, at net asset value	0.3%	(94.1)%	3.4%	51.1	%^	(57.7	)%^	(17.5)%
Total Return, at market value	5.5%	(94.2)%	3.5%	48.9	%^	(57.1	)%^	(17.2)%
Ratios to Average Net Assets
Expense ratio	0.95%	1.90%	0.95%	1.30	%**	1.32	%**	1.02%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95	%**	0.95	%**	0.95%
Net investment income (loss)	(0.15)%	(1.17)%	(0.41)%	(1.20	)%**	(1.25	)%**	(0.36)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, March 24, 2017 through December 31, 2017.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated. For ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF, the returns of shares outstanding for the period from commencement of operations through December 31, 2017 are calculated based on the initial offering price upon commencement of operations of $25.00.
^	Percentages are not annualized for the period ended December 31, 2017.
**	Percentages are annualized.

For the Year Ended December 31, 2017

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2016	$31.70	$23.10	$27.08	$91.33	$37.31	$80.24
Net investment income (loss)	(0.06)	(0.27)	(0.04)	(0.13)	(0.06)	(0.14)
Net realized and unrealized gain (loss)#	(7.33)	16.65	(5.83)	(20.73)	(5.54)	(5.17)
Change in net asset value from operations	(7.39)	16.38	(5.87)	(20.86)	(5.60)	(5.31)
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Market value per share, at December 31, 2016†	$31.65	$23.05	$27.08	$90.54	$38.76	$80.25
Market value per share, at December 31, 2017†	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Total Return, at net asset value	(23.3)%	70.9%	(21.7)%	(22.8)%	(15.0)%	(6.6)%
Total Return, at market value	(22.4)%	72.0%	(21.7)%	(23.7)%	(19.0)%	(6.6)%
Ratios to Average Net Assets
Expense ratio	0.99%	1.39%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.17)%	(0.81)%	(0.15)%	(0.17)%	(0.18)%	(0.19)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2017

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF*
Net asset value, at December 31, 2016	$42.14	$84.86
Net investment income (loss)	(0.06)	(0.07)
Net realized and unrealized gain (loss)#	(20.79)	(61.45)
Change in net asset value from operations	(20.85)	(61.52)
Net asset value, at December 31, 2017	$21.29	$23.34
Market value per share, at December 31, 2016†	$42.34	$85.04
Market value per share, at December 31, 2017†	$21.15	$23.15
Total Return, at net asset value	(49.5)%	(72.5)%
Total Return, at market value	(50.0)%	(72.8)%
Ratios to Average Net Assets
Expense ratio	0.91%	0.96%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income (loss)	(0.22)%	(0.18)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2016:

For the Year Ended December 31, 2016

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2015	$43.78	$25.41	$25.15	$18.57	$15.51	$29.73
Net investment income (loss)	(0.33)	(0.30)	(0.15)	(0.16)	(0.11)	(0.28)
Net realized and unrealized gain (loss)#	1.61	20.51	(1.66)	0.44	(1.38)	3.45
Change in net asset value from operations	1.28	20.21	(1.81)	0.28	(1.49)	3.17
Net asset value, at December 31, 2016	$45.06	$45.62	$23.34	$18.85	$14.02	$32.90
Market value per share, at December 31, 2015†	$43.74	$25.23	$25.08	$18.48	$15.51	$29.73
Market value per share, at December 31, 2016†	$45.12	$45.49	$23.36	$18.96	$14.09	$33.20
Total Return, at net asset value	2.9%	79.5%	(7.2)%	1.5%	(9.6)%	10.7%
Total Return, at market value	3.2%	80.3%	(6.9)%	2.6%	(9.2)%	11.7%
Ratios to Average Net Assets
Expense ratio	0.97%	1.39%	1.01%	1.34%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.76)%	(1.15)%	(0.76)%	(1.12)%	(0.71)%	(0.69)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2016

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2015	$27.06	$2,808.40	$54.75	$58.46	$66.60	$46.53
Net investment income (loss)	(0.27)	(7.68)	(0.45)	(0.43)	(0.36)	(0.68)
Net realized and unrealized gain (loss)#	6.65	(2,626.79)	1.13	(2.65)	(34.54)	(22.75)
Change in net asset value from operations	6.38	(2,634.47)	0.68	(3.08)	(34.90)	(23.43)
Net asset value, at December 31, 2016	$33.44	$173.93	$55.43	$55.38	$31.70	$23.10
Market value per share, at December 31, 2015†	$27.08	$2,835.00	$54.70	$58.15	$66.82	$46.55
Market value per share, at December 31, 2016†	$32.09	$175.00	$55.52	$55.24	$31.65	$23.05
Total Return, at net asset value	23.6%	(93.8)%	1.2%	(5.3)%	(52.4)%	(50.4)%
Total Return, at market value	18.5%	(93.8)%	1.5%	(5.0)%	(52.6)%	(50.5)%
Ratios to Average Net Assets
Expense ratio	0.95%	1.57%	0.95%	1.03%	1.03%	1.65%
Expense ratio, excluding brokerage commissions	0.95%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.69)%	(1.32)%	(0.69)%	(0.79)%	(0.76)%	(1.43)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2016

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF*
Net asset value, at December 31, 2015	$25.54	$115.88	$64.58	$87.94	$53.96	$264.84
Net investment income (loss)	(0.17)	(0.55)	(0.26)	(0.50)	(0.33)	(1.10)
Net realized and unrealized gain (loss)#	1.71	(24.00)	(27.01)	(7.20)	(11.49)	(178.88)
Change in net asset value from operations	1.54	(24.55)	(27.27)	(7.70)	(11.82)	(179.98)
Net asset value, at December 31, 2016	$27.08	$91.33	$37.31	$80.24	$42.14	$84.86
Market value per share, at December 31, 2015†	$25.53	$115.83	$64.55	$87.89	$53.99	$266.60
Market value per share, at December 31, 2016†	$27.08	$90.54	$38.76	$80.25	$42.34	$85.04
Total Return, at net asset value	6.0%	(21.2)%	(42.2)%	(8.8)%	(21.9)%	(68.0)%
Total Return, at market value	6.1%	(21.8)%	(40.0)%	(8.7)%	(21.6)%	(68.1)%
Ratios to Average Net Assets
Expense ratio	0.95%	0.95%	0.95%	0.95%	0.93%	0.99%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.85%	0.85%
Net investment income (loss)	(0.70)%	(0.70)%	(0.70)%	(0.71)%	(0.68)%	(0.75)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2015

For the Year Ended December 31, 2015

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2014	$40.06	$30.70	$101.48	$61.65	$19.87	$40.00
Net investment income (loss)	(0.40)	(0.41)	(0.56)	(0.50)	(0.15)	(0.33)
Net realized and unrealized gain (loss)#	4.12	(4.88)	(75.77)	(42.58)	(4.21)	(9.94)
Change in net asset value from operations	3.72	(5.29)	(76.33)	(43.08)	(4.36)	(10.27)
Net asset value, at December 31, 2015	$43.78	$25.41	$25.15	$18.57	$15.51	$29.73
Market value per share, at December 31, 2014†	$40.03	$30.58	$103.70	$63.12	$19.80	$38.41
Market value per share, at December 31, 2015†	$43.74	$25.23	$25.08	$18.48	$15.51	$29.73
Total Return, at net asset value	9.3%	(17.2)%	(75.2)%	(69.9)%	(22.0)%	(25.7)%
Total Return, at market value	9.3%	(17.5)%	(75.8)%	(70.7)%	(21.7)%	(22.6)%
Ratios to Average Net Assets
Expense ratio	0.97%	1.40%	1.02%	1.29%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.95)%	(1.36)%	(0.98)%	(1.26)%	(0.93)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2015

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen*	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2014	$39.37	$12,546.00	$56.47	$51.38	$38.99	$27.99
Net investment income (loss)	(0.33)	(72.24)	(0.48)	(0.57)	(0.39)	(0.44)
Net realized and unrealized gain (loss)#	(11.98)	(9,665.36)	(1.24)	7.65	28.00	18.98
Change in net asset value from operations	(12.31)	(9,737.60)	(1.72)	7.08	27.61	18.54
Net asset value, at December 31, 2015	$27.06	$2,808.40	$54.75	$58.46	$66.60	$46.53
Market value per share, at December 31, 2014†	$38.05	$12,575.00	$56.48	$51.37	$38.26	$27.34
Market value per share, at December 31, 2015†	$27.07	$2,835.00	$54.70	$58.15	$66.82	$46.53
Total Return, at net asset value	(31.3)%	(77.6)%	(3.0)%	13.8%	70.8%	66.3%
Total Return, at market value	(28.8)%	(77.5)%	(3.2)%	13.2%	74.6%	70.3%
Ratios to Average Net Assets
Expense ratio	0.95%	1.65%	0.95%	1.03%	1.07%	1.55%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.89)%	(1.61)%	(0.88)%	(1.00)%	(1.04)%	(1.50)%

*	See Note 1 of these Notes to Financial Statements.
#	Percentages The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2015

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver*	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF*
Net asset value, at December 31, 2014	$21.59	$96.65	$57.81	$89.33	$63.60	$418.64
Net investment income (loss)	(0.22)	(0.91)	(0.50)	(0.82)	(0.51)	(2.65)
Net realized and unrealized gain (loss)#	4.17	20.14	7.27	(0.57)	(9.13)	(151.15)
Change in net asset value from operations	3.95	19.23	6.77	(1.39)	(9.64)	(153.80)
Net asset value, at December 31, 2015	$25.54	$115.88	$64.58	$87.94	$53.96	$264.84
Market value per share, at December 31, 2014†	$21.61	$100.22	$59.70	$89.30	$63.89	$419.80
Market value per share, at December 31, 2015†	$25.53	$115.83	$64.55	$87.89	$53.99	$266.60
Total Return, at net asset value	18.3%	19.9%	11.7%	(1.6)%	(15.2)%	(36.7)%
Total Return, at market value	18.1%	15.6%	8.1%	(1.6)%	(15.5)%	(36.5)%
Ratios to Average Net Assets
Expense ratio	0.95%	0.95%	0.95%	0.95%	0.91%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.85%	0.85%
Net investment income (loss)	(0.90)%	(0.91)%	(0.91)%	(0.92)%	(0.88)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from the inverse (-1x), two times the inverse (-2x), two times of the return (2x), three times the inverse (-3x), or three times of the return (3x) of the Geared Fund’s benchmark for the period. A Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short, UltraShort and UltraPro Short Funds), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time.

Each Ultra, UltraShort, UltraPro and UltraPro Short Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra or UltraPro Fund with a 2x or 3x multiple should be approximately two or three times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of a Short, UltraShort or UltraPro Short Fund is designed to return the inverse (-1x), two times the inverse (-2x) or three times the inverse (-3x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

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

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Geared Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -1x, -2x, 2x, -3x or 3x, as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks.

Counterparty Risk

Certain of the Funds will use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks. These Funds may also invest in other swap agreements or forward contracts if such instruments tend to exhibit trading prices or returns that correlate with the benchmark or a component of the benchmark and will further the investment objective of the Fund. Certain Funds may invest in swap agreements or forward contracts if position accountability rules or position limits or margin limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevent the Funds from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, those Funds, under these circumstances, could have 100% exposure to swap agreements or forward contracts.

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

For example, because the UltraShort Funds and Ultra Funds include a two times the inverse (-2x), or a two times (2x) multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day (for an UltraShort Fund or an Ultra Fund) could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. For UltraPro Fund and UltraPro Short Fund, because the Funds include a three times (3x) or three times the inverse (-3x) multiplier, a single-day movement in the Benchmark approaching 33% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if the Benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of an Ultra Fund and UltraPro Fund or upward single-day or intraday movements in the benchmark of an UltraShort Fund and UltraPro Short Fund, even if the underlying benchmark maintains a level greater than zero at all times.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2016 may specify a January 2017 expiration. As that contract nears expiration, it may be replaced by selling the January 2017 contract and purchasing the contract expiring in March 2017. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2017 contract would take place at a price that is higher than the price at which the March 2017 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund, an UltraPro Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund, an

UltraShort Fund or an UltraPro Short Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds, UltraShort Funds, and UltraPro Short Funds, and positively affect the Ultra Funds, UltraPro Funds and Matching VIX Funds.

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

NOTE 9 – SUBSEQUENT EVENTS

Effective as of close of business on February 27, 2018, the investment objective of ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF changed.

ProShares Ultra VIX Short-Term Futures ETF (NYSE Arca: UVXY) changed its investment objective to seek results (before fees and expenses) that correspond to one and one-half times (1.5x) the performance of the S&P 500 VIX Short-Term Futures Index (“Index”) for a single day. Previously, the Fund’s investment objective was to seek results (before fees and expenses) that correspond to two times (2x) the performance of the Index for a single day.

ProShares Short VIX Short-Term Futures ETF (NYSE Arca: SVXY) changed its investment objective to seek results (before fees and expenses) that correspond to one-half the inverse (-0.5x) of the Index for a single day. Previously, the Fund’s investment objective was to seek results (before fees and expenses) that correspond to the inverse (-1x) of the Index for a single day.

Certain regulatory approvals will be required for the Funds to permanently pursue these new investment objectives. In the event that such approvals are not obtained, the Funds will consider other courses of action.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: March 1, 2018

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: March 1, 2018