Form 10-K/A
period 2017-12-31
ProShares Trust II
filed 2018-03-26
CIK 1415311

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

Explanatory Note

ProShares Trust II (the “Trust”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018. The Trust is filing this Amendment No. 1 (“Form 10-K/A”) solely to correct certain benchmark values that were incorrectly reported in the Original Filing. Specifically, the Form 10-K/A is being filed to correct: (1) the percentage change in benchmark for ProShares Short Euro for the year ended December 31, 2017; (2) the percentage change in benchmark for ProShares Ultra Euro for the year ended December 31, 2017; (3) the percentage change in benchmark for ProShares Ultra Yen for the year ended December 31, 2017; (4) the percentage change in benchmark for ProShares UltraShort Australian Dollar for the year ended December 31, 2017; (5) the percentage change in benchmark for ProShares UltraShort Euro for the year ended December 31, 2017; and (6) the percentage change in the benchmark for ProShares UltraShort Yen for the year ended December 31, 2017.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Trust’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Trust’s Principal Executive Officer and Principal Financial Officer are attached as exhibits to this Form 10-K/A.

Except as set forth above, no other changes have been made to the Form 10-K, and the Form 10-K/A does not amend, update or change any other items or disclosures found in the Form 10-K. Further, the Form 10-K/A does not reflect events that occurred after the filing of the Form 10-K.

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

Results of Operations for the Year Ended December 31, 2017 Compared to the Years Ended December 31, 2016 and 2015

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$15,770,088	$17,510,898	$14,021,804
NAV end of period	$7,991,880	$15,770,088	$17,510,898
Percentage change in NAV	(49.3)%	(9.9)%	24.9%
Shares outstanding beginning of period	350,000	400,005	350,005
Shares outstanding end of period	200,000	350,000	400,005
Percentage change in shares outstanding	(42.9)%	(12.5)%	14.3%
Shares created	—	50,000	550,000
Shares redeemed	150,000	100,005	500,000
Per share NAV beginning of period	$45.06	$43.78	$40.06
Per share NAV end of period	$39.96	$45.06	$43.78
Percentage change in per share NAV	(11.3)%	2.9%	9.3%
Percentage change in benchmark	14.0%	(3.1)%	(10.2)%
Benchmark annualized volatility	7.2%	8.3%	12.1%

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

The benchmark’s rise of 14.0% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. The benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

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

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$11,914,585	$10,857,730	$2,981,441
NAV end of period	$9,591,516	$11,914,585	$10,857,730
Percentage change in NAV	(19.5)%	9.7%	264.2%
Shares outstanding beginning of period	850,000	700,014	150,014
Shares outstanding end of period	550,000	850,000	700,014
Percentage change in shares outstanding	(35.3)%	21.4%	366.6%
Shares created	1,600,000	300,000	950,000
Shares redeemed	1,900,000	150,014	400,000
Per share NAV beginning of period	$14.02	$15.51	$19.87
Per share NAV end of period	$17.44	$14.02	$15.51
Percentage change in per share NAV	24.4%	(9.6)%	(21.9)%
Percentage change in benchmark	14.0%	(3.1)%	(10.2)%
Benchmark annualized volatility	7.2%	8.3%	12.1%

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

The benchmark’s rise of 14.0% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. By comparison, the benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

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

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$5,540,957	$5,473,848	$2,118,028
NAV end of period	$2,864,269	$5,540,957	$5,473,848
Percentage change in NAV	(48.3)%	1.2%	158.4%
Shares outstanding beginning of period	99,970	99,974	37,504
Shares outstanding end of period	49,970	99,970	99,974
Percentage change in shares outstanding	(50.0)%	—^	166.6%
Shares created	—	—	75,000
Shares redeemed	50,000	4	12,530
Per share NAV beginning of period	$55.43	$54.75	$56.47
Per share NAV end of period	$57.32	$55.43	$54.75
Percentage change in per share NAV	3.4%	1.2%	(3.0)%
Percentage change in benchmark	3.7%	2.9%	(0.4)%
Benchmark annualized volatility	8.2%	12.6%	8.2%

^	Amount represent less then 0.05%.

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

The benchmark’s rise of 3.7% for the year ended December 31, 2017, as compared to the benchmark’s rise of 2.9% for the year ended December 31, 2016, can be attributed to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. By comparison, the benchmark’s rise of 2.9% for the year ended December 31, 2016, as compared to the benchmark’s decline of 0.4% for the year ended December 31, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016.

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

Net Income/Loss

The following table provides summary income information for the Fund for the period ended December 31, 2017:

March 24, 2017 (Commencement of Operations) through December 31, 2017
Net investment income (loss)	$(110,590)
Brokerage commission	32,624
Offering costs	119,070
Limitation by Sponsor	(35,309)
Net realized gain (loss)	(7,046,628)
Change in net unrealized appreciation/depreciation	(2,988,155)
Net income (loss)	$(10,145,373)

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$16,613,473	$20,460,679	$23,120,790
NAV end of period	$13,702,102	$16,613,473	$20,460,679
Percentage change in NAV	(17.5)%	(18.8)%	(11.5)%
Shares outstanding beginning of period	300,000	350,005	450,005
Shares outstanding end of period	300,000	300,000	350,005
Percentage change in shares outstanding	—	(14.3)%	(22.2)%
Shares created	100,000	—	50,000
Shares redeemed	100,000	50,005	150,000
Per share NAV beginning of period	$55.38	$58.46	$51.38
Per share NAV end of period	$45.67	$55.38	$58.46
Percentage change in per share NAV	(17.5)%	(5.3)%	13.8%
Percentage change in benchmark	8.1%	(1.0)%	(10.7)%
Benchmark annualized volatility	7.5%	11.5%	11.9%

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

The benchmark’s rise of 8.1% for the year ended December 31, 2017, as compared to the benchmark’s decline of 1.0% for the year ended December 31, 2016, can be attributed to a rise in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2017. By comparison, the benchmark’s decline of 1.0% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.7% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2016.

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

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$349,392,650	$522,306,518	$517,191,349
NAV end of period	$202,548,197	$349,392,650	$522,306,518
Percentage change in NAV	(42.0)%	(33.1)%	1.0%
Shares outstanding beginning of period	12,900,000	20,450,014	23,950,014
Shares outstanding end of period	9,550,000	12,900,000	20,450,014
Percentage change in shares outstanding	(26.0)%	(36.9)%	(14.6)%
Shares created	2,400,000	650,000	12,600,000
Shares redeemed	5,750,000	8,200,014	16,100,000
Per share NAV beginning of period	$27.08	$25.54	$21.59
Per share NAV end of period	$21.21	$27.08	$25.54
Percentage change in per share NAV	(21.7)%	6.0%	18.3%
Percentage change in benchmark	14.0%	(3.1)%	(10.2)%
Benchmark annualized volatility	7.2%	8.3%	12.1%

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

The benchmark’s rise of 14.0% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2017. By comparison, the benchmark’s decline of 3.1% for the year ended December 31, 2016, as compared to the benchmark’s decline of 10.2% for the year ended December 31, 2015, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2016.

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

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NAV beginning of period	$276,781,747	$237,372,900	$531,471,873
NAV end of period	$131,077,453	$276,781,747	$237,372,900
Percentage change in NAV	(52.6)%	16.6%	(55.3)%
Shares outstanding beginning of period	3,449,290	2,699,294	5,949,294
Shares outstanding end of period	1,749,290	3,449,290	2,699,294
Percentage change in shares outstanding	(49.3)%	27.8%	(54.6)%
Shares created	1,000,000	2,300,000	1,350,000
Shares redeemed	2,700,000	1,550,004	4,600,000
Per share NAV beginning of period	$80.24	$87.94	$89.33
Per share NAV end of period	$74.93	$80.24	$87.94
Percentage change in per share NAV	(6.6)%	(8.8)%	(1.6)%
Percentage change in benchmark	3.7%	2.9%	(0.4)%
Benchmark annualized volatility	8.2%	12.6%	8.2%

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

The benchmark’s rise of 3.7% for the year ended December 31, 2017, as compared to the benchmark’s rise of 2.9% for the year ended December 31, 2016, can be attributed to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. By comparison, the benchmark’s rise of 2.9% for the year ended December 31, 2016, as compared to the benchmark’s decline of 0.4% for the year ended December 31, 2015, can be attributed to a rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016.

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

Exhibit No.	Description of Document
4.1	Trust Agreement of ProShares Trust II (1)

4.2	Form of Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (7)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (7)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (7)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Incorporated by reference to the Trust’s Registration Statement, filed on March 1, 2018.
(7)	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: March 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: March 26, 2018

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer
Date: March 26, 2018