Form 10-Q
period 2018-03-31
ProShares Trust II
filed 2018-05-10
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018.

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

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,734,911	$923,063
Segregated cash balances with brokers for futures contracts	117,810	122,430
Short-term U.S. government and agency obligations (Note 3) (cost $5,990,049 and $6,996,595, respectively)	5,989,804	6,996,235
Receivable on open futures contracts	14,343	—

Total assets	7,856,868	8,041,728

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	43,311
Payable to Sponsor	6,306	6,537

Total liabilities	6,306	49,848

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,850,562	7,991,880

Total liabilities and shareholders’ equity	$7,856,868	$8,041,728

Shares outstanding	200,000	200,000

Net asset value per share	$39.25	$39.96

Market value per share (Note 2)	$39.04	$39.99

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(76% of shareholders’ equity)
U.S. Treasury Bills^^:
1.536% due 05/10/18	$6,000,000	$5,989,804

Total short-term U.S. government and agency obligations (cost $5,990,049)		$5,989,804

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures-CME, expires June 2018	51	$7,878,544	$70,931

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$19,567	$15,696

Expenses
Management fee	18,350	36,567
Brokerage commissions	283	650

Total expenses	18,633	37,217

Net investment income (loss)	934	(21,521)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(379,586)	82,257

Net realized gain (loss)	(379,586)	82,257

Change in net unrealized appreciation/depreciation on
Futures contracts	237,219	(252,663)
Short-term U.S. government and agency obligations	115	309

Change in net unrealized appreciation/depreciation	237,334	(252,354)

Net realized and unrealized gain (loss)	(142,252)	(170,097)

Net income (loss)	$(141,318)	$(191,618)

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$7,991,880
Net investment income (loss)	934
Net realized gain (loss)	(379,586)
Change in net unrealized appreciation/depreciation	237,334

Net income (loss)	(141,318)

Shareholders’ equity, at March 31, 2018	$7,850,562

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(141,318)	$(191,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(179,974,006)	(20,976,677)
Proceeds from sales or maturities of short-term U.S government and agency obligations	181,000,000	23,168,000
Net amortization and accretion on short-term U.S government and agency obligations	(19,448)	(15,696)
Change in unrealized appreciation/depreciation on investments	(115)	(309)
Decrease (Increase) in receivable on futures contracts	(14,343)	(9,425)
Increase (Decrease) in payable to Sponsor	(231)	(130)
Increase (Decrease) in payable on futures contracts	(43,311)	(76,666)

Net cash provided by (used in) operating activities	807,228	1,897,479

Cash flow from financing activities
Net increase (decrease) in cash	807,228	1,897,479
Cash, beginning of period	1,045,493	2,694,612

Cash, end of period	$1,852,721	$4,592,091

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$31,905,262	$1,468,000
Segregated cash balances with brokers for futures contracts	342,286,549	299,200,276
Short-term U.S. government and agency obligations (Note 3) (cost $237,731,973 and $494,962,509, respectively)	237,745,084	494,910,644
Receivable on open futures contracts	88,502,947	20,758,850

Total assets	700,439,842	816,337,770

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	44,817,710
Payable on open futures contracts	6,605,050	528,750
Payable to Sponsor	588,103	827,439

Total liabilities	7,193,153	46,173,899

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	693,246,689	770,163,871

Total liabilities and shareholders’ equity	$700,439,842	$816,337,770

Shares outstanding	59,800,000	6,050,000

Net asset value per share	$11.59	$127.30

Market value per share (Note 2)	$11.74	$128.21

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(34% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$76,000,000	$75,997,467
U.S. Treasury Bills^^:
1.672% due 04/19/18	62,000,000	61,951,987
1.677% due 05/17/18	100,000,000	99,795,630

Total short-term U.S. government and agency obligations (cost $237,731,973)		$237,745,084

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires April 2018	11,205	$221,578,875	$(33,863,059)
VIX Futures - CBOE, expires May 2018	6,525	125,443,125	(2,897,897)

			$(36,760,956)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$1,769,973	$352,258

Expenses
Management fee	2,156,096	743,985
Brokerage commissions	1,337,687	514,465
Brokerage fees	26,789	—

Total expenses	3,520,572	1,258,450

Net investment income (loss)	(1,750,599)	(906,192)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,883,525,731)	99,893,092
Short-term U.S. government and agency obligations	(260,231)	(4,058)

Net realized gain (loss)	(1,883,785,962)	99,889,034

Change in net unrealized appreciation/depreciation on
Futures contracts	(53,802,405)	29,160,974
Short-term U.S. government and agency obligations	64,976	(23,940)

Change in net unrealized appreciation/depreciation	(53,737,429)	29,137,034

Net realized and unrealized gain (loss)	(1,937,523,391)	129,026,068

Net income (loss)	$(1,939,273,990)	$128,119,876

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$770,163,871
Addition of 69,900,000 shares	2,358,163,073
Redemption of 16,150,000 shares	(495,806,265)

Net addition (redemption) of 53,750,000 shares	1,862,356,808

Net investment income (loss)	(1,750,599)
Net realized gain (loss)	(1,883,785,962)
Change in net unrealized appreciation/depreciation	(53,737,429)

Net income (loss)	(1,939,273,990)

Shareholders’ equity, at March 31, 2018	$693,246,689

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(1,939,273,990)	$128,119,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,883,845,728)	(864,629,486)
Proceeds from sales or maturities of short-term U.S government and agency obligations	6,142,262,211	675,775,355
Net amortization and accretion on short-term U.S government and agency obligations	(1,446,178)	(352,258)
Net realized gain (loss) on investments	260,231	4,058
Change in unrealized appreciation/depreciation on investments	(64,976)	23,940
Decrease (Increase) in receivable on futures contracts	(67,744,097)	(3,550,622)
Increase (Decrease) in payable to Sponsor	(239,336)	66,438
Increase (Decrease) in payable on futures contracts	6,076,300	3,349,656

Net cash provided by (used in) operating activities	(1,744,015,563)	(61,193,043)

Cash flow from financing activities
Proceeds from addition of shares	2,358,163,073	771,316,846
Payment on shares redeemed	(540,623,975)	(640,759,258)

Net cash provided by (used in) financing activities	1,817,539,098	130,557,588

Net increase (decrease) in cash	73,523,535	69,364,545
Cash, beginning of period	300,668,276	57,174,744

Cash, end of period	$374,191,811	$126,539,289

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,662,259	$1,532,748
Segregated cash balances with brokers for futures contracts	5,523,210	8,796,755
Segregated cash balances with brokers for swap agreements	6,123,400	—
Short-term U.S. government and agency obligations (Note 3) (cost $389,399,948 and $459,543,053, respectively)	389,408,580	459,515,902
Unrealized appreciation on swap agreements	24,872,652	62,238,361
Receivable on open futures contracts	1,424,986	2,242,001

Total assets	429,015,087	534,325,767

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	17,551,180	9,464,420
Payable to Sponsor	334,965	415,821

Total liabilities	17,886,145	9,880,241

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	411,128,942	524,445,526

Total liabilities and shareholders’ equity	$429,015,087	$534,325,767

Shares outstanding	14,961,317	22,161,317

Net asset value per share	$27.48	$23.66

Market value per share (Note 2)	$27.50	$23.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$50,000,000	$49,998,333
U.S. Treasury Bills^^:
1.354% due 04/05/18†	26,000,000	25,996,459
1.336% due 04/12/18†	50,000,000	49,977,015
1.511% due 04/26/18†	70,000,000	69,925,569
1.536% due 05/10/18†	60,000,000	59,898,036
1.594% due 05/24/18	53,000,000	52,874,830
1.724% due 06/07/18	30,000,000	29,908,974
1.738% due 06/14/18†	51,000,000	50,829,364

Total short-term U.S. government and agency obligations (cost $389,399,948)		$389,408,580

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2018	2,391	$155,271,540	$10,767,950

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	04/06/18	$200,208,114	$7,042,924
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	04/06/18	192,610,038	7,454,750
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	04/06/18	86,577,855	3,306,542
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	04/06/18	187,785,873	7,068,436

			Total Unrealized Appreciation	$24,872,652

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of March 31, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$1,425,965	$1,044,411

Expenses
Management fee	1,072,854	1,961,599
Brokerage commissions	18,117	37,317

Total expenses	1,090,971	1,998,916

Net investment income (loss)	334,994	(954,505)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	16,750,268	(2,694,318)
Swap agreements	95,767,623	2,282,231
Short-term U.S. government and agency obligations	(6)	(5,011)

Net realized gain (loss)	112,517,885	(417,098)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,178,029)	(19,478,648)
Swap agreements	(37,365,709)	(128,386,659)
Short-term U.S. government and agency obligations	35,783	1,067

Change in net unrealized appreciation/depreciation	(38,507,955)	(147,864,240)

Net realized and unrealized gain (loss)	74,009,930	(148,281,338)

Net income (loss)	$74,344,924	$(149,235,843)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$524,445,526
Addition of 1,950,000 shares	50,670,933
Redemption of 9,150,000 shares	(238,332,441)

Net addition (redemption) of (7,200,000) shares	(187,661,508)

Net investment income (loss)	334,994
Net realized gain (loss)	112,517,885
Change in net unrealized appreciation/depreciation	(38,507,955)

Net income (loss)	74,344,924

Shareholders’ equity, at March 31, 2018	$411,128,942

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$74,344,924	$(149,235,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,328,447,440)	(1,408,298,554)
Proceeds from sales or maturities of short-term U.S government and agency obligations	3,399,999,661	1,344,338,268
Net amortization and accretion on short-term U.S government and agency obligations	(1,409,122)	(1,044,411)
Net realized gain (loss) on investments	6	5,011
Change in unrealized appreciation/depreciation on investments	37,329,926	128,385,592
Decrease (Increase) in receivable on futures contracts	817,015	(1,897,768)
Increase (Decrease) in payable to Sponsor	(80,856)	(162,971)
Increase (Decrease) in brokerage commissions and fees payable	—	(2,332)
Increase (Decrease) in payable on futures contracts	—	(1,993,438)

Net cash provided by (used in) operating activities	182,554,114	(89,906,446)

Cash flow from financing activities
Proceeds from addition of shares	50,670,933	428,942,155
Payment on shares redeemed	(230,245,681)	(335,797,109)

Net cash provided by (used in) financing activities	(179,574,748)	93,145,046

Net increase (decrease) in cash	2,979,366	3,238,600
Cash, beginning of period	10,329,503	22,011,155

Cash, end of period	$13,308,869	$25,249,755

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,179,566	$4,417,324
Segregated cash balances with brokers for futures contracts	4,185,939	10,299,573
Short-term U.S. government and agency obligations (Note 3) (cost $32,965,473 and $50,963,586, respectively)	32,966,685	50,961,356
Receivable from capital shares sold	—	326,440
Receivable on open futures contracts	940,055	1,520,156

Total assets	39,272,245	67,524,849

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,211,794
Payable to Sponsor	32,700	44,105

Total liabilities	32,700	4,255,899

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	39,239,545	63,268,950

Total liabilities and shareholders’ equity	$39,272,245	$67,524,849

Shares outstanding (Note 1)	1,428,150	1,938,434

Net asset value per share (Note 1)	$27.48	$32.64

Market value per share (Note 1) (Note 2)	$27.53	$32.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$16,000,000	$15,999,467
U.S. Treasury Bills^^:
1.400% due 04/26/18	2,000,000	1,997,873
1.677% due 05/17/18	15,000,000	14,969,345

Total short-term U.S. government and agency obligations (cost $32,965,473)		$32,966,685

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2018	2,872	$78,491,760	$2,251,369

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$136,075	$44,039

Expenses
Management fee	104,599	108,892
Brokerage commissions	24,021	21,654

Total expenses	128,620	130,546

Net investment income (loss)	7,455	(86,507)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,134,812	(14,377,716)
Short-term U.S. government and agency obligations	(20)	(419)

Net realized gain (loss)	1,134,792	(14,378,135)

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,974,441)	900,424
Short-term U.S. government and agency obligations	3,442	493

Change in net unrealized appreciation/depreciation	(4,970,999)	900,917

Net realized and unrealized gain (loss)	(3,836,207)	(13,477,218)

Net income (loss)	$(3,828,752)	$(13,563,725)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$63,268,950
Addition of 650,000 shares (Note 1)	18,760,719
Redemption of 1,160,284 shares (Note 1)	(38,961,372)

Net addition (redemption) of (510,284) shares (Note 1)	(20,200,653)

Net investment income (loss)	7,455
Net realized gain (loss)	1,134,792
Change in net unrealized appreciation/depreciation	(4,970,999)

Net income (loss)	(3,828,752)

Shareholders’ equity, at March 31, 2018	$39,239,545

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(3,828,752)	$(13,563,725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(808,881,732)	(72,915,545)
Proceeds from sales or maturities of short-term U.S government and agency obligations	826,999,848	68,197,564
Net amortization and accretion on short-term U.S government and agency obligations	(120,023)	(44,039)
Net realized gain (loss) on investments	20	419
Change in unrealized appreciation/depreciation on investments	(3,442)	(493)
Decrease (Increase) in receivable on futures contracts	580,101	—
Increase (Decrease) in payable to Sponsor	(11,405)	4,959
Increase (Decrease) in brokerage commissions and fees payable	—	(433)
Increase (Decrease) in payable on futures contracts	—	(1,500,821)

Net cash provided by (used in) operating activities	14,734,615	(19,822,114)

Cash flow from financing activities
Proceeds from addition of shares	19,087,159	32,218,707
Payment on shares redeemed	(43,173,166)	(12,185,209)

Net cash provided by (used in) financing activities	(24,086,007)	20,033,498

Net increase (decrease) in cash	(9,351,392)	211,384
Cash, beginning of period	14,716,897	8,584,212

Cash, end of period	$5,365,505	$8,795,596

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,741,234	$1,416,427
Segregated cash balances with brokers for foreign currency forward contracts	444,000	922,000
Short-term U.S. government and agency obligations (Note 3) (cost $7,993,930 and $6,996,595, respectively)	7,993,805	6,996,235
Unrealized appreciation on foreign currency forward contracts	532	321,609

Total assets	10,179,571	9,656,271

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	8,089	7,298
Unrealized depreciation on foreign currency forward contracts	218,599	57,457

Total liabilities	226,688	64,755

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,952,883	9,591,516

Total liabilities and shareholders’ equity	$10,179,571	$9,656,271

Shares outstanding	550,000	550,000

Net asset value per share	$18.10	$17.44

Market value per share (Note 2)	$18.09	$17.46

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills^^:
1.521% due 04/19/18†	$8,000,000	$7,993,805

Total short-term U.S. government and agency obligations (cost $7,993,930)		$7,993,805

Foreign Currency Forward Contracts^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/06/18	8,112,625	$10,089,002	$(105,437)
Euro with UBS AG	04/06/18	8,724,400	10,849,200	(112,772)

				$(218,209)

Contracts to Sell
Euro with Goldman Sachs International	04/06/18	(416,900)	$(513,578)	$532
Euro with UBS AG	04/06/18	(240,900)	(296,067)	(390)

				$142

			Total Unrealized Appreciation	$532

			Total Unrealized Depreciation	$(218,599)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$25,079	$14,780

Expenses
Management fee	23,592	30,067

Total expenses	23,592	30,067

Net investment income (loss)	1,487	(15,287)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	800,513	(628,668)

Net realized gain (loss)	800,513	(628,668)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(482,219)	894,328
Short-term U.S. government and agency obligations	235	191

Change in net unrealized appreciation/depreciation	(481,984)	894,519

Net realized and unrealized gain (loss)	318,529	265,851

Net income (loss)	$320,016	$250,564

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$9,591,516
Addition of 100,000 shares	1,842,786
Redemption of 100,000 shares	(1,801,435)

Net addition (redemption) of 0 shares	41,351

Net investment income (loss)	1,487
Net realized gain (loss)	800,513
Change in net unrealized appreciation/depreciation	(481,984)

Net income (loss)	320,016

Shareholders’ equity, at March 31, 2018	$9,952,883

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$320,016	$250,564
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(196,972,256)	(15,867,986)
Proceeds from sales or maturities of short-term U.S government and agency obligations	196,000,000	14,801,000
Net amortization and accretion on short-term U.S government and agency obligations	(25,079)	(14,780)
Change in unrealized appreciation/depreciation on investments	481,984	(894,519)
Increase (Decrease) in payable to Sponsor	791	1,737

Net cash provided by (used in) operating activities	(194,544)	(1,723,984)

Cash flow from financing activities
Proceeds from addition of shares	1,842,786	2,095,967
Payment on shares redeemed	(1,801,435)	(728,800)

Net cash provided by (used in) financing activities	41,351	1,367,167

Net increase (decrease) in cash	(153,193)	(356,817)
Cash, beginning of period	2,338,427	606,393

Cash, end of period	$2,185,234	$249,576

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,930,956	$1,237,103
Segregated cash balances with brokers for futures contracts	6,820	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $94,801,873 and $88,890,367, respectively)	94,809,555	88,884,844
Unrealized appreciation on forward agreements	—	3,646,355
Receivable on open futures contracts	—	2,420

Total assets	96,747,331	93,779,522

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	540	—
Payable to Sponsor	76,331	70,774
Unrealized depreciation on forward agreements	1,368,417	—

Total liabilities	1,445,288	70,774

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	95,302,043	93,708,748

Total liabilities and shareholders’ equity	$96,747,331	$93,779,522

Shares outstanding	2,300,000	2,350,000

Net asset value per share	$41.44	$39.88

Market value per share (Note 2)	$41.55	$40.67

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$15,000,000	$14,999,500
U.S. Treasury Bills^^:
1.354% due 04/05/18†	10,000,000	9,998,638
1.536% due 04/26/18†	10,000,000	9,989,367
1.594% due 05/24/18	20,000,000	19,952,766
1.724% due 06/07/18	10,000,000	9,969,658
1.738% due 06/14/18†	30,000,000	29,899,626

Total short-term U.S. government and agency obligations (cost $94,801,873)		$94,809,555

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2018	2	$265,460	$(440)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	2.45%	04/06/18	$54,500	$72,198,330	$(492,775)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	2.50	04/06/18	40,920	54,205,906	(415,609)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	2.58	04/06/18	13,000	17,221,230	(124,446)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	2.30	04/06/18	35,300	46,759,086	(335,587)

				Total Unrealized Depreciation	$(1,368,417)

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$312,544	$121,475

Expenses
Management fee	225,014	242,441
Brokerage commissions	19	19

Total expenses	225,033	242,460

Net investment income (loss)	87,511	(120,985)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,360	(9,101)
Forward agreements	8,647,915	9,456,591
Short-term U.S. government and agency obligations	(172)	(105)

Net realized gain (loss)	8,655,103	9,447,385

Change in net unrealized appreciation/depreciation on
Futures contracts	(5,920)	27,700
Forward agreements	(5,014,772)	6,372,657
Short-term U.S. government and agency obligations	13,205	177

Change in net unrealized appreciation/depreciation	(5,007,487)	6,400,534

Net realized and unrealized gain (loss)	3,647,616	15,847,919

Net income (loss)	$3,735,127	$15,726,934

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$93,708,748
Addition of 200,000 shares	8,385,392
Redemption of 250,000 shares	(10,527,224)

Net addition (redemption) of (50,000) shares	(2,141,832)

Net investment income (loss)	87,511
Net realized gain (loss)	8,655,103
Change in net unrealized appreciation/depreciation	(5,007,487)

Net income (loss)	3,735,127

Shareholders’ equity, at March 31, 2018	$95,302,043

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$3,735,127	$15,726,934
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(693,597,668)	(188,779,641)
Proceeds from sales or maturities of short-term U.S government and agency obligations	687,998,513	189,403,317
Net amortization and accretion on short-term U.S government and agency obligations	(312,523)	(121,468)
Net realized gain (loss) on investments	172	105
Change in unrealized appreciation/depreciation on investments	5,001,567	(6,372,834)
Decrease (Increase) in receivable on futures contracts	2,420	(1,960)
Increase (Decrease) in payable to Sponsor	5,557	6,971
Increase (Decrease) in payable on futures contracts	540	(1,280)

Net cash provided by (used in) operating activities	2,833,705	9,860,144

Cash flow from financing activities
Proceeds from addition of shares	8,385,392	10,610,305
Payment on shares redeemed	(10,527,224)	(20,710,797)

Net cash provided by (used in) financing activities	(2,141,832)	(10,100,492)

Net increase (decrease) in cash	691,873	(240,348)
Cash, beginning of period	1,245,903	1,275,551

Cash, end of period	$1,937,776	$1,035,203

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,181,339	$1,113,594
Segregated cash balances with brokers for futures contracts	7,920	10,340
Segregated cash balances with brokers for forward agreements	3,343,000	3,343,000
Short-term U.S. government and agency obligations (Note 3) (cost $227,612,933 and $235,605,469, respectively)	227,622,182	235,581,716
Unrealized appreciation on forward agreements	—	21,735,334
Receivable on open futures contracts	150	2,220

Total assets	232,154,591	261,786,204

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,354,851
Payable to Sponsor	182,162	186,657
Unrealized depreciation on forward agreements	10,109,148	—

Total liabilities	10,291,310	3,541,508

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	221,863,281	258,244,696

Total liabilities and shareholders’ equity	$232,154,591	$261,786,204

Shares outstanding	7,196,526	7,696,526

Net asset value per share	$30.83	$33.55

Market value per share (Note 2)	$31.09	$33.85

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$15,000,000	$14,999,500
U.S. Treasury Bills^^:
1.292% due 04/05/18†	50,000,000	49,993,190
1.336% due 04/12/18	5,000,000	4,997,701
1.536% due 04/26/18†	13,000,000	12,986,177
1.451% due 05/03/18†	30,000,000	29,958,408
1.536% due 05/10/18†	16,000,000	15,972,810
1.677% due 05/17/18	13,000,000	12,973,432
1.594% due 05/24/18	26,000,000	25,938,596
1.724% due 06/07/18	10,000,000	9,969,658
1.738% due 06/14/18†	50,000,000	49,832,710

Total short-term U.S. government and agency obligations (cost $227,612,933)		$227,622,182

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2018	2	$162,680	$(3,970)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	2.50%	04/06/18	$8,770,000	$142,873,824	$(3,377,838)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	2.54	04/06/18	7,643,800	124,520,560	(2,770,026)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	2.68	04/06/18	3,284,000	53,499,972	(1,197,274)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	2.51	04/06/18	7,530,000	122,665,206	(2,764,010)

				Total Unrealized Depreciation	$(10,109,148)

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$773,864	$365,340

Expenses
Management fee	559,446	707,554
Brokerage commissions	10	10

Total expenses	559,456	707,564

Net investment income (loss)	214,408	(342,224)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,050)	(7,800)
Forward agreements	12,805,793	30,209,688
Short-term U.S. government and agency obligations	(372)	101

Net realized gain (loss)	12,801,371	30,201,989

Change in net unrealized appreciation/depreciation on
Futures contracts	(5,570)	29,720
Forward agreements	(31,844,482)	27,251,883
Short-term U.S. government and agency obligations	33,002	(5,852)

Change in net unrealized appreciation/depreciation	(31,817,050)	27,275,751

Net realized and unrealized gain (loss)	(19,015,679)	57,477,740

Net income (loss)	$(18,801,271)	$57,135,516

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$258,244,696
Addition of 100,000 shares	3,076,883
Redemption of 600,000 shares	(20,657,027)

Net addition (redemption) of (500,000) shares	(17,580,144)

Net investment income (loss)	214,408
Net realized gain (loss)	12,801,371
Change in net unrealized appreciation/depreciation	(31,817,050)

Net income (loss)	(18,801,271)

Shareholders’ equity, at March 31, 2018	$221,863,281

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(18,801,271)	$57,135,516
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,051,230,256)	(512,387,609)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,059,996,262	508,391,289
Net amortization and accretion on short-term U.S government and agency obligations	(773,842)	(365,331)
Net realized gain (loss) on investments	372	(101)
Change in unrealized appreciation/depreciation on investments	31,811,480	(27,246,031)
Decrease (Increase) in receivable on futures contracts	2,070	(40)
Increase (Decrease) in payable to Sponsor	(4,495)	16,851
Increase (Decrease) in payable on futures contracts	—	(2,290)

Net cash provided by (used in) operating activities	21,000,320	25,542,254

Cash flow from financing activities
Proceeds from addition of shares	3,076,883	—
Payment on shares redeemed	(24,011,878)	(26,549,101)

Net cash provided by (used in) financing activities	(20,934,995)	(26,549,101)

Net increase (decrease) in cash	65,325	(1,006,847)
Cash, beginning of period	4,466,934	1,678,901

Cash, end of period	$4,532,259	$672,054

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$44,929,806	$1,539,237
Segregated cash balances with brokers for futures contracts	162,866,198	87,211,683
Segregated cash balances with brokers for swap agreements	46,761,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $125,846,434 and $287,546,397, respectively)	125,853,064	287,533,132
Unrealized appreciation on swap agreements	2,050,397	—
Receivable from capital shares sold	—	516,930
Receivable on open futures contracts	10,449,226	17,578,451

Total assets	392,909,691	394,379,433

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	54,537,814	—
Payable on open futures contracts	11,271,050	—
Payable to Sponsor	275,804	344,292
Unrealized depreciation on swap agreements	3,243,723	—

Total liabilities	69,328,391	344,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	323,581,300	394,035,141

Total liabilities and shareholders’ equity	$392,909,691	$394,379,433

Shares outstanding	17,027,238	38,127,238

Net asset value per share	$19.00	$10.33

Market value per share (Note 2)	$18.53	$10.21

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$55,000,000	$54,998,167
U.S. Treasury Bills^^:
1.677% due 05/17/18†	71,000,000	70,854,897

Total short-term U.S. government and agency obligations (cost $125,846,434)		$125,853,064

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires April 2018	10,838	$214,321,450	$30,667,661
VIX Futures - CBOE, expires May 2018	6,322	121,540,450	3,516,033

			$34,183,694

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Deutsche Bank based on S&P 500 VIX Short-Term Futures Index	11.48%	04/23/18	$23,853,609	$2,050,397
Swap agreement with Goldman Sachs based on iPath S&P 500 VIX Short-Term Futures	2.88	04/23/18	125,126,211	(3,243,723)

				$(1,193,326)

			Total Unrealized Appreciation	$2,050,397

			Total Unrealized Depreciation	$(3,243,723)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represents discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$666,743	$370,985

Expenses
Management fee	842,811	921,662
Brokerage commissions	891,428	766,833

Total expenses	1,734,239	1,688,495

Net investment income (loss)	(1,067,496)	(1,317,510)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	389,536,146	(365,515,188)
Swap agreements	27,073,634	—
Short-term U.S. government and agency obligations	(9,609)	(22,315)

Net realized gain (loss)	416,600,171	(365,537,503)

Change in net unrealized appreciation/depreciation on
Futures contracts	68,649,814	(28,593,655)
Swap agreements	(1,193,326)	—
Short-term U.S. government and agency obligations	19,895	883

Change in net unrealized appreciation/depreciation	67,476,383	(28,592,772)

Net realized and unrealized gain (loss)	484,076,554	(394,130,275)

Net income (loss)	$483,009,058	$(395,447,785)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$394,035,141
Addition of 47,850,000 shares	695,078,742
Redemption of 68,950,000 shares	(1,248,541,641)

Net addition (redemption) of (21,100,000) shares	(553,462,899)

Net investment income (loss)	(1,067,496)
Net realized gain (loss)	416,600,171
Change in net unrealized appreciation/depreciation	67,476,383

Net income (loss)	483,009,058

Shareholders’ equity, at March 31, 2018	$323,581,300

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$483,009,058	$(395,447,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,346,460,032)	(605,949,939)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,508,653,639	854,156,672
Net amortization and accretion on short-term U.S government and agency obligations	(503,253)	(370,985)
Net realized gain (loss) on investments	9,609	22,315
Change in unrealized appreciation/depreciation on investments	1,173,431	(883)
Decrease (Increase) in receivable on futures contracts	7,129,225	18,215,754
Increase (Decrease) in payable to Sponsor	(68,488)	(109,078)
Increase (Decrease) in payable on futures contracts	11,271,050	—

Net cash provided by (used in) operating activities	664,214,239	(129,483,929)

Cash flow from financing activities
Proceeds from addition of shares	695,595,672	541,551,867
Payment on shares redeemed	(1,194,003,827)	(308,047,522)

Net cash provided by (used in) financing activities	(498,408,155)	233,504,345

Net increase (decrease) in cash	165,806,084	104,020,416
Cash, beginning of period	88,750,920	82,333,580

Cash, end of period	$254,557,004	$186,353,996

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,971,726	$903,472
Segregated cash balances with brokers for foreign currency forward contracts	251,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $998,715 and $1,998,216, respectively)	998,614	1,997,933

Total assets	3,221,340	2,901,405

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,584	2,312
Unrealized depreciation on foreign currency forward contracts	46,625	34,824

Total liabilities	49,209	37,136

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,172,131	2,864,269

Total liabilities and shareholders’ equity	$3,221,340	$2,901,405

Shares outstanding	49,970	49,970

Net asset value per share	$63.48	$57.32

Market value per share (Note 2)	$63.49	$57.45

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(31% of shareholders’ equity)
U.S. Treasury Bills^^:
1.451% due 05/03/18	$1,000,000	$998,614

Total short-term U.S. government and agency obligations (cost $998,715)		$998,614

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/06/18	354,324,700	$3,354,156	$(23,376)
Yen with UBS AG	04/06/18	344,160,500	3,258,417	(23,183)

				$(46,559)

Contracts to Sell
Yen with Goldman Sachs International	04/06/18	(20,860,500)	$(196,035)	$(61)
Yen with UBS AG	04/06/18	(2,809,900)	(26,409)	(5)

				$(66)

			Total Unrealized Depreciation	$(46,625)

^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$4,154	$4,310

Expenses
Management fee	7,223	13,643

Total expenses	7,223	13,643

Net investment income (loss)	(3,069)	(9,333)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	322,550	(81,511)
Short-term U.S. government and agency obligations	—	(32)

Net realized gain (loss)	322,550	(81,543)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(11,801)	589,704
Short-term U.S. government and agency obligations	182	(62)

Change in net unrealized appreciation/depreciation	(11,619)	589,642

Net realized and unrealized gain (loss)	310,931	508,099

Net income (loss)	$307,862	$498,766

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$2,864,269
Net investment income (loss)	(3,069)
Net realized gain (loss)	322,550
Change in net unrealized appreciation/depreciation	(11,619)

Net income (loss)	307,862

Shareholders’ equity, at March 31, 2018	$3,172,131

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$307,862	$498,766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(996,345)	(4,996,716)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,000,000	8,284,784
Net amortization and accretion on short-term U.S government and agency obligations	(4,154)	(4,310)
Net realized gain (loss) on investments	—	32
Change in unrealized appreciation/depreciation on investments	11,619	(589,642)
Increase (Decrease) in payable to Sponsor	272	212

Net cash provided by (used in) operating activities	1,319,254	3,193,126

Cash flow from financing activities
Net increase (decrease) in cash	1,319,254	3,193,126
Cash, beginning of period	903,472	604,691

Cash, end of period	$2,222,726	$3,797,817

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$14,042,402	$9,683,852
Segregated cash balances with brokers for futures contracts	1,730,190	1,285,048
Receivable on open futures contracts	382,161	289,395
Offering costs (Note 5)	—	52,846
Limitation by Sponsor	51,299	24,342

Total assets	16,206,052	11,335,483

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,095	—

Total liabilities	2,095	—

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	16,203,957	11,335,483

Total liabilities and shareholders’ equity	$16,206,052	$11,335,483

Shares outstanding	350,008	300,008

Net asset value per share	$46.30	$37.78

Market value per share (Note 2)	$46.33	$37.23

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2018	749	$48,640,060	$3,003,955

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2018	January 13, 2017 (Inception) through March 31, 2017
Investment Income
Interest	$2,545	$—

Expenses
Management fee	2,095	—
Brokerage commissions	5,676	873
Offering costs	52,846	2,846
Limitation by Sponsor	(26,957)	(1,901)

Total expenses	33,660	1,818

Net investment income (loss)	(31,115)	(1,818)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,620,825	(959)

Net realized gain (loss)	1,620,825	(959)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,585,957	850,582

Change in net unrealized appreciation/depreciation	1,585,957	850,582

Net realized and unrealized gain (loss)	3,206,782	849,623

Net income (loss)	$3,175,667	$847,805

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$11,335,483
Addition of 200,000 shares	8,203,903
Redemption of 150,000 shares	(6,511,096)

Net addition (redemption) of 50,000 shares	1,692,807

Net investment income (loss)	(31,115)
Net realized gain (loss)	1,620,825
Change in net unrealized appreciation/depreciation	1,585,957

Net income (loss)	3,175,667

Shareholders’ equity, at March 31, 2018	$16,203,957

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2018	January 13, 2017 (Inception) through March 31, 2017
Cash flow from operating activities
Net income (loss)	$3,175,667	$847,805
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in receivable on futures contracts	(92,766)	(72,963)
Decrease (Increase) in Limitation by Sponsor	(26,957)	(1,901)
Amortization of offering costs	52,846	2,846
Increase (Decrease) in payable to Sponsor	2,095	—

Net cash provided by (used in) operating activities	3,110,885	775,787

Cash flow from financing activities
Proceeds from addition of shares	8,203,903	5,001,196
Payment on shares redeemed	(6,511,096)	—

Net cash provided by (used in) financing activities	1,692,807	5,001,196

Net increase (decrease) in cash	4,803,692	5,776,983
Cash, beginning of period	10,968,900	—

Cash, end of period	$15,772,592	$5,776,983

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$24,660,755	$19,203,543
Segregated cash balances with brokers for futures contracts	2,875,950	2,396,625
Offering costs (Note 5)	—	52,797
Limitation by Sponsor	35,485	35,309

Total assets	27,572,190	21,688,274

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,537	—
Payable on open futures contracts	618,344	527,098

Total liabilities	621,881	527,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,950,309	21,161,176

Total liabilities and shareholders’ equity	$27,572,190	$21,688,274

Shares outstanding (Note 1)	874,908	500,002

Net asset value per share (Note 1)	$30.80	$42.32

Market value per share (Note 1) (Note 2)	$30.77	$42.88

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2018	1,245	$80,850,300	$(3,735,138)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2018	January 13, 2017 (Inception) through March 31, 2017
Investment Income
Interest	$4,204	$—

Expenses
Management fee	3,537	—
Brokerage commissions	15,260	952
Offering costs	52,797	2,846
Limitation by Sponsor	(176)	(1,967)

Total expenses	71,418	1,831

Net investment income (loss)	(67,214)	(1,831)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,675,967)	(105,766)

Net realized gain (loss)	(4,675,967)	(105,766)

Change in net unrealized appreciation/depreciation on
Futures contracts	(746,983)	(661,506)

Change in net unrealized appreciation/depreciation	(746,983)	(661,506)

Net realized and unrealized gain (loss)	(5,422,950)	(767,272)

Net income (loss)	$(5,490,164)	$(769,103)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$21,161,176
Addition of 687,500 shares (Note 1)	23,827,284
Redemption of 312,594 shares (Note 1)	(12,547,987)

Net addition (redemption) of 374,906 shares (Note 1)	11,279,297

Net investment income (loss)	(67,214)
Net realized gain (loss)	(4,675,967)
Change in net unrealized appreciation/depreciation	(746,983)

Net income (loss)	(5,490,164)

Shareholders’ equity, at March 31, 2018	$26,950,309

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2018	January 13, 2017 (Inception) through March 31, 2017
Cash flow from operating activities
Net income (loss)	$(5,490,164)	$(769,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in Limitation by Sponsor	(176)	(1,967)
Amortization of offering costs	52,797	2,846
Increase (Decrease) in payable to Sponsor	3,537	—
Increase (Decrease) in payable on futures contracts	91,246	48,085

Net cash provided by (used in) operating activities	(5,342,760)	(720,139)

Cash flow from financing activities
Proceeds from addition of shares	23,827,284	5,000,888
Payment on shares redeemed	(12,547,987)	—

Net cash provided by (used in) financing activities	11,279,297	5,000,888

Net increase (decrease) in cash	5,936,537	4,280,749
Cash, beginning of period	21,600,168	—

Cash, end of period	$27,536,705	$4,280,749

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,848,029	$1,297,022
Segregated cash balances with brokers for futures contracts	253,001	485,375
Short-term U.S. government and agency obligations (Note 3) (cost $4,991,033 and $11,984,898, respectively)	4,990,788	11,983,904

Total assets	7,091,818	13,766,301

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	22,737	52,950
Payable to Sponsor	5,585	11,249

Total liabilities	28,322	64,199

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,063,496	13,702,102

Total liabilities and shareholders’ equity	$7,091,818	$13,766,301

Shares outstanding	150,000	300,000

Net asset value per share	$47.09	$45.67

Market value per share (Note 2)	$47.18	$45.72

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(71% of shareholders’ equity)
U.S. Treasury Bills^^:
1.405% due 04/26/18	$2,000,000	$1,997,873
1.594% due 05/24/18	3,000,000	2,992,915

Total short-term U.S. government and agency obligations (cost $4,991,033)		$4,990,788

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires June 2018	184	$14,123,840	$298,160

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$21,139	$14,271

Expenses
Management fee	19,484	35,132
Brokerage commissions	1,520	2,468

Total expenses	21,004	37,600

Net investment income (loss)	135	(23,329)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,119,990)	(532,227)
Short-term U.S. government and agency obligations	(247)	—

Net realized gain (loss)	(1,120,237)	(532,227)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,191,380	(1,432,614)
Short-term U.S. government and agency obligations	749	287

Change in net unrealized appreciation/depreciation	1,192,129	(1,432,327)

Net realized and unrealized gain (loss)	71,892	(1,964,554)

Net income (loss)	$72,027	$(1,987,883)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$13,702,102
Redemption of 150,000 shares	(6,710,633)

Net addition (redemption) of (150,000) shares	(6,710,633)

Net investment income (loss)	135
Net realized gain (loss)	(1,120,237)
Change in net unrealized appreciation/depreciation	1,192,129

Net income (loss)	72,027

Shareholders’ equity, at March 31, 2018	$7,063,496

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$72,027	$(1,987,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(28,984,280)	(23,978,767)
Proceeds from sales or maturities of short-term U.S government and agency obligations	35,998,666	24,912,000
Net amortization and accretion on short-term U.S government and agency obligations	(20,768)	(14,271)
Net realized gain (loss) on investments	247	—
Change in unrealized appreciation/depreciation on investments	(749)	(287)
Decrease (Increase) in receivable on futures contracts	—	(46,195)
Increase (Decrease) in payable to Sponsor	(5,664)	(1,058)
Increase (Decrease) in payable on futures contracts	(30,213)	(32,340)

Net cash provided by (used in) operating activities	7,029,266	(1,148,801)

Cash flow from financing activities
Payment on shares redeemed	(6,710,633)	—

Net cash provided by (used in) financing activities	(6,710,633)	—

Net increase (decrease) in cash	318,633	(1,148,801)
Cash, beginning of period	1,782,397	3,749,149

Cash, end of period	$2,101,030	$2,600,348

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,650,457	$1,120,278
Segregated cash balances with brokers for futures contracts	2,917,530	2,567,813
Segregated cash balances with brokers for swap agreements	1,696,500	—
Short-term U.S. government and agency obligations (Note 3) (cost $214,658,663 and $253,669,155, respectively)	214,661,693	253,646,823

Total assets	220,926,180	257,334,914

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,076,427	—
Payable on open futures contracts	707,280	693,787
Payable to Sponsor	168,799	190,701
Unrealized depreciation on swap agreements	14,598,025	30,607,142

Total liabilities	20,550,531	31,491,630

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	200,375,649	225,843,284

Total liabilities and shareholders’ equity	$220,926,180	$257,334,914

Shares outstanding	10,039,884	9,289,884

Net asset value per share	$19.96	$24.31

Market value per share (Note 2)	$19.95	$24.56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$40,000,000	$39,998,667
U.S. Treasury Bills^^:
1.354% due 04/05/18†	14,000,000	13,998,093
1.336% due 04/12/18†	21,000,000	20,990,346
1.536% due 04/26/18	2,000,000	1,997,873
1.451% due 05/03/18†	20,000,000	19,972,272
1.536% due 05/10/18†	29,000,000	28,950,717
1.594% due 05/24/18	46,000,000	45,891,362
1.724% due 06/07/18†	20,000,000	19,939,316
1.738% due 06/14/18†	23,000,000	22,923,047

Total short-term U.S. government and agency obligations (cost $214,658,663)		$214,661,693

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2018	1,263	$82,019,220	$(4,689,834)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	04/06/18	$(100,134,158)	$(5,450,062)
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	04/06/18	(92,256,796)	(3,439,171)
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	04/06/18	(37,907,759)	(1,717,946)
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	04/06/18	(88,373,131)	(3,990,846)

			Total Unrealized Depreciation	$(14,598,025)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreement payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$729,417	$259,046

Expenses
Management fee	527,954	536,024
Brokerage commissions	11,981	13,722

Total expenses	539,935	549,746

Net investment income (loss)	189,482	(290,700)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,362,689)	2,533,513
Swap agreements	(45,733,461)	(3,683,380)
Short-term U.S. government and agency obligations	(187)	392

Net realized gain (loss)	(48,096,337)	(1,149,475)

Change in net unrealized appreciation/depreciation on
Futures contracts	(727,186)	5,255,071
Swap agreements	16,009,117	34,684,763
Short-term U.S. government and agency obligations	25,362	(10,580)

Change in net unrealized appreciation/depreciation	15,307,293	39,929,254

Net realized and unrealized gain (loss)	(32,789,044)	38,779,779

Net income (loss)	$(32,599,562)	$38,489,079

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$225,843,284
Addition of 4,200,000 shares	90,237,490
Redemption of 3,450,000 shares	(83,105,563)

Net addition (redemption) of 750,000 shares	7,131,927

Net investment income (loss)	189,482
Net realized gain (loss)	(48,096,337)
Change in net unrealized appreciation/depreciation	15,307,293

Net income (loss)	(32,599,562)

Shareholders’ equity, at March 31, 2018	$200,375,649

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(32,599,562)	$38,489,079
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,161,257,588)	(365,653,894)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,200,992,331	394,763,785
Net amortization and accretion on short-term U.S government and agency obligations	(724,438)	(259,046)
Net realized gain (loss) on investments	187	(392)
Change in unrealized appreciation/depreciation on investments	(16,034,479)	(34,674,183)
Increase (Decrease) in payable to Sponsor	(21,902)	31,980
Increase (Decrease) in payable on futures contracts	13,493	461,148

Net cash provided by (used in) operating activities	(9,631,958)	33,158,477

Cash flow from financing activities
Proceeds from addition of shares	90,237,490	71,710,751
Payment on shares redeemed	(78,029,136)	(106,000,611)

Net cash provided by (used in) financing activities	12,208,354	(34,289,860)

Net increase (decrease) in cash	2,576,396	(1,131,383)
Cash, beginning of period	3,688,091	7,647,292

Cash, end of period	$6,264,487	$6,515,909

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,906,074	$1,886,831
Segregated cash balances with brokers for futures contracts	571,340	1,123,375
Short-term U.S. government and agency obligations (Note 3) (cost $2,999,900 and $3,999,667, respectively)	2,999,900	3,999,751

Total assets	5,477,314	7,009,957

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	120,618	104,104
Payable to Sponsor	4,387	3,110

Total liabilities	125,005	107,214

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,352,309	6,902,743

Total liabilities and shareholders’ equity	$5,477,314	$7,009,957

Shares outstanding	124,832	174,832

Net asset value per share	$42.88	$39.48

Market value per share (Note 2)	$42.83	$39.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(56% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$3,000,000	$2,999,900

Total short-term U.S. government and agency obligations (cost $2,999,900)		$2,999,900

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2018	392	$10,713,360	$(165,045)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$15,138	$4,941

Expenses
Management fee	16,545	15,245
Brokerage commissions	8,180	5,512

Total expenses	24,725	20,757

Net investment income (loss)	(9,587)	(15,816)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	746,971	1,858,381
Short-term U.S. government and agency obligations	—	(259)

Net realized gain (loss)	746,971	1,858,122

Change in net unrealized appreciation/depreciation on
Futures contracts	932,004	(665,754)
Short-term U.S. government and agency obligations	(84)	(125)

Change in net unrealized appreciation/depreciation	931,920	(665,879)

Net realized and unrealized gain (loss)	1,678,891	1,192,243

Net income (loss)	$1,669,304	$1,176,427

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$6,902,743
Addition of 250,000 shares	9,051,492
Redemption of 300,000 shares	(12,271,230)

Net addition (redemption) of (50,000) shares	(3,219,738)

Net investment income (loss)	(9,587)
Net realized gain (loss)	746,971
Change in net unrealized appreciation/depreciation	931,920

Net income (loss)	1,669,304

Shareholders’ equity, at March 31, 2018	$5,352,309

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$1,669,304	$1,176,427
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(259,987,139)	(9,990,836)
Proceeds from sales or maturities of short-term U.S government and agency obligations	261,000,000	7,899,138
Net amortization and accretion on short-term U.S government and agency obligations	(13,094)	(4,941)
Net realized gain (loss) on investments	—	259
Change in unrealized appreciation/depreciation on investments	84	125
Decrease (Increase) in receivable on futures contracts	—	103,295
Increase (Decrease) in payable to Sponsor	1,277	2,614
Increase (Decrease) in brokerage commissions and fees payable	—	(144)
Increase (Decrease) in payable on futures contracts	16,514	—

Net cash provided by (used in) operating activities	2,686,946	(814,063)

Cash flow from financing activities
Proceeds from addition of shares	9,051,492	1,395,521
Payment on shares redeemed	(12,271,230)	—

Net cash provided by (used in) financing activities	(3,219,738)	1,395,521

Net increase (decrease) in cash	(532,792)	581,458
Cash, beginning of period	3,010,206	1,037,286

Cash, end of period	$2,477,414	$1,618,744

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,632,580	$1,255,895
Segregated cash balances with brokers for foreign currency forward contracts	3,038,000	3,038,000
Short-term U.S. government and agency obligations (Note 3) (cost $179,761,730 and $204,788,208, respectively)	179,764,007	204,770,166
Unrealized appreciation on foreign currency forward contracts	3,981,617	449,302

Total assets	188,416,204	209,513,363

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	153,571	171,595
Unrealized depreciation on foreign currency forward contracts	239,257	6,793,571

Total liabilities	392,828	6,965,166

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	188,023,376	202,548,197

Total liabilities and shareholders’ equity	$188,416,204	$209,513,363

Shares outstanding	9,250,000	9,550,000

Net asset value per share	$20.33	$21.21

Market value per share (Note 2)	$20.32	$21.20

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$15,000,000	$14,999,500
U.S. Treasury Bills^^:
1.354% due 04/05/18†	45,000,000	44,993,871
1.521% due 04/19/18	10,000,000	9,992,256
1.536% due 04/26/18†	12,000,000	11,987,240
1.451% due 05/03/18†	12,000,000	11,983,363
1.536% due 05/10/18†	36,000,000	35,938,822
1.677% due 05/17/18	10,000,000	9,979,563
1.594% due 05/24/18	16,000,000	15,962,213
1.724% due 06/07/18†	24,000,000	23,927,179

Total short-term U.S. government and agency obligations (cost $179,761,730)		$179,764,007

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/06/18	20,692,400	$25,638,759	$(174,261)
Euro with UBS AG	04/06/18	8,138,700	10,080,650	(64,996)

			Total Unrealized Depreciation	$(239,257)

Contracts to Sell
Euro with Goldman Sachs International	04/06/18	(160,609,525)	$(199,574,692)	$1,925,270
Euro with UBS AG	04/06/18	(173,574,200)	(215,660,368)	2,056,347

			Total Unrealized Appreciation	$3,981,617

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$617,984	$384,744

Expenses
Management fee	449,855	743,765

Total expenses	449,855	743,765

Net investment income (loss)	168,129	(359,021)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(18,923,242)	15,679,619
Short-term U.S. government and agency obligations	(181)	(1,625)

Net realized gain (loss)	(18,923,423)	15,677,994

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	10,086,629	(24,060,957)
Short-term U.S. government and agency obligations	20,319	(6,557)

Change in net unrealized appreciation/depreciation	10,106,948	(24,067,514)

Net realized and unrealized gain (loss)	(8,816,475)	(8,389,520)

Net income (loss)	$(8,648,346)	$(8,748,541)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$202,548,197
Addition of 500,000 shares	10,357,941
Redemption of 800,000 shares	(16,234,416)

Net addition (redemption) of (300,000) shares	(5,876,475)

Net investment income (loss)	168,129
Net realized gain (loss)	(18,923,423)
Change in net unrealized appreciation/depreciation	10,106,948

Net income (loss)	(8,648,346)

Shareholders’ equity, at March 31, 2018	$188,023,376

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(8,648,346)	$(8,748,541)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,115,354,492)	(502,532,256)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,140,998,773	535,510,111
Net amortization and accretion on short-term U.S government and agency obligations	(617,984)	(384,744)
Net realized gain (loss) on investments	181	1,625
Change in unrealized appreciation/depreciation on investments	(10,106,948)	24,067,514
Increase (Decrease) in payable to Sponsor	(18,024)	(42,615)

Net cash provided by (used in) operating activities	6,253,160	47,871,094

Cash flow from financing activities
Proceeds from addition of shares	10,357,941	8,005,313
Payment on shares redeemed	(16,234,416)	(58,239,262)

Net cash provided by (used in) financing activities	(5,876,475)	(50,233,949)

Net increase (decrease) in cash	376,685	(2,362,855)
Cash, beginning of period	4,293,895	2,916,502

Cash, end of period	$4,670,580	$553,647

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,441,369	$1,026,645
Segregated cash balances with brokers for futures contracts	6,820	8,800
Segregated cash balances with brokers for forward agreements	194,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $27,977,178 and $31,979,626, respectively)	27,977,621	31,977,900
Unrealized appreciation on forward agreements	411,780	—
Receivable on open futures contracts	540	—

Total assets	30,032,130	33,013,345

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	2,420
Payable to Sponsor	22,663	25,256
Unrealized depreciation on forward agreements	—	1,488,259

Total liabilities	22,663	1,515,935

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	30,009,467	31,497,410

Total liabilities and shareholders’ equity	$30,032,130	$33,013,345

Shares outstanding	446,978	446,978

Net asset value per share	$67.14	$70.47

Market value per share (Note 2)	$66.98	$69.11

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$17,000,000	$16,999,433
U.S. Treasury Bills^^:
1.451% due 05/03/18†	2,000,000	1,997,227
1.416% due 05/10/18†	1,000,000	998,301
1.677% due 05/17/18†	7,000,000	6,985,694
1.724% due 06/07/18	1,000,000	996,966

Total short-term U.S. government and agency obligations (cost $27,977,178)		$27,977,621

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2018	2	$265,460	$440

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	(1.95)%	04/06/18	$(16,100)	$(21,328,314)	$136,085
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(1.65)	04/06/18	(13,198)	(17,483,127)	107,211
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	(1.68)	04/06/18	(4,800)	(6,358,608)	42,275
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(1.50)	04/06/18	(11,050)	(14,637,051)	126,209

				Total Unrealized Appreciation	$411,780

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$90,144	$51,417

Expenses
Management fee	67,746	98,275
Brokerage commissions	20	19

Total expenses	67,766	98,294

Net investment income (loss)	22,378	(46,877)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,300)	9,080
Forward agreements	(3,262,575)	(4,880,240)
Short-term U.S. government and agency obligations	128	(1,001)

Net realized gain (loss)	(3,269,747)	(4,872,161)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,900	(27,740)
Forward agreements	1,900,039	(4,182,942)
Short-term U.S. government and agency obligations	2,169	203

Change in net unrealized appreciation/depreciation	1,908,108	(4,210,479)

Net realized and unrealized gain (loss)	(1,361,639)	(9,082,640)

Net income (loss)	$(1,339,261)	$(9,129,517)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$31,497,410
Addition of 200,000 shares	13,301,973
Redemption of 200,000 shares	(13,450,655)

Net addition (redemption) of 0 shares	(148,682)

Net investment income (loss)	22,378
Net realized gain (loss)	(3,269,747)
Change in net unrealized appreciation/depreciation	1,908,108

Net income (loss)	(1,339,261)

Shareholders’ equity, at March 31, 2018	$30,009,467

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(1,339,261)	$(9,129,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(217,905,921)	(60,927,990)
Proceeds from sales or maturities of short-term U.S government and agency obligations	221,998,623	86,565,185
Net amortization and accretion on short-term U.S government and agency obligations	(90,126)	(51,411)
Net realized gain (loss) on investments	(128)	1,001
Change in unrealized appreciation/depreciation on investments	(1,902,208)	4,182,739
Decrease (Increase) in receivable on futures contracts	(540)	600
Increase (Decrease) in payable to Sponsor	(2,593)	(25,916)
Increase (Decrease) in payable on futures contracts	(2,420)	—

Net cash provided by (used in) operating activities	755,426	20,614,691

Cash flow from financing activities
Proceeds from addition of shares	13,301,973	4,089,610
Payment on shares redeemed	(13,450,655)	(24,462,922)

Net cash provided by (used in) financing activities	(148,682)	(20,373,312)

Net increase (decrease) in cash	606,744	241,379
Cash, beginning of period	1,035,445	134,040

Cash, end of period	$1,642,189	$375,419

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,249,922	$614,804
Segregated cash balances with brokers for futures contracts	7,920	10,340
Segregated cash balances with brokers for forward agreements	738,500	738,500
Short-term U.S. government and agency obligations (Note 3) (cost $17,974,764 and $18,352,808, respectively)	17,974,591	18,349,861
Unrealized appreciation on forward agreements	981,543	—

Total assets	20,952,476	19,713,505

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,171,777
Payable on open futures contracts	150	2,220
Payable to Sponsor	18,221	17,086
Unrealized depreciation on forward agreements	—	1,716,163

Total liabilities	18,371	4,907,246

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,934,105	14,806,259

Total liabilities and shareholders’ equity	$20,952,476	$19,713,505

Shares outstanding	616,976	466,976

Net asset value per share	$33.93	$31.71

Market value per share (Note 2)	$33.54	$31.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills^^:
1.354% due 04/05/18†	$2,000,000	$1,999,727
1.536% due 04/26/18†	7,000,000	6,992,557
1.451% due 05/03/18†	3,000,000	2,995,841
1.677% due 05/17/18	2,000,000	1,995,913
1.594% due 05/24/18	4,000,000	3,990,553

Total short-term U.S. government and agency obligations (cost $17,974,764)		$17,974,591

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2018	2	$162,680	$3,920

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(2.00)%	04/06/18	$(1,067,000)	$(17,382,710)	$349,648
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(1.69)	04/06/18	(622,500)	(10,140,774)	275,540
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(1.78)	04/06/18	(156,000)	(2,541,412)	55,384
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(1.61)	04/06/18	(715,000)	(11,647,493)	300,971

				Total Unrealized Appreciation	$981,543

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2018 on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$58,592	$22,503

Expenses
Management fee	45,395	46,053
Brokerage commissions	10	10

Total expenses	45,405	46,063

Net investment income (loss)	13,187	(23,560)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,000	7,650
Forward agreements	(1,600,841)	(2,864,911)
Short-term U.S. government and agency obligations	(2,032)	(124)

Net realized gain (loss)	(1,598,873)	(2,857,385)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,570	(29,720)
Forward agreements	2,697,706	(1,853,089)
Short-term U.S. government and agency obligations	2,774	(438)

Change in net unrealized appreciation/depreciation	2,706,050	(1,883,247)

Net realized and unrealized gain (loss)	1,107,177	(4,740,632)

Net income (loss)	$1,120,364	$(4,764,192)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$14,806,259
Addition of 450,000 shares	14,776,297
Redemption of 300,000 shares	(9,768,815)

Net addition (redemption) of 150,000 shares	5,007,482

Net investment income (loss)	13,187
Net realized gain (loss)	(1,598,873)
Change in net unrealized appreciation/depreciation	2,706,050

Net income (loss)	1,120,364

Shareholders’ equity, at March 31, 2018	$20,934,105

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$1,120,364	$(4,764,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(103,936,938)	(38,960,618)
Proceeds from sales or maturities of short-term U.S government and agency obligations	104,371,519	46,556,582
Net amortization and accretion on short-term U.S government and agency obligations	(58,569)	(22,497)
Net realized gain (loss) on investments	2,032	124
Change in unrealized appreciation/depreciation on investments	(2,700,480)	1,853,527
Decrease (Increase) in receivable on futures contracts	—	2,290
Increase (Decrease) in payable to Sponsor	1,135	(4,592)
Increase (Decrease) in payable on futures contracts	(2,070)	500

Net cash provided by (used in) operating activities	(1,203,007)	4,661,124

Cash flow from financing activities
Proceeds from addition of shares	14,776,297	3,537,990
Payment on shares redeemed	(12,940,592)	(6,591,124)

Net cash provided by (used in) financing activities	1,835,705	(3,053,134)

Net increase (decrease) in cash	632,698	1,607,990
Cash, beginning of period	1,363,644	100,351

Cash, end of period	$1,996,342	$1,708,341

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,365,277	$1,582,684
Short-term U.S. government and agency obligations (Note 3) (cost $84,900,364 and $131,844,652, respectively)	84,902,317	131,834,352
Unrealized appreciation on foreign currency forward contracts	1,214,175	1,568,997

Total assets	87,481,769	134,986,033

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,759,983
Payable to Sponsor	69,898	106,863
Unrealized depreciation on foreign currency forward contracts	103,009	41,734

Total liabilities	172,907	3,908,580

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	87,308,862	131,077,453

Total liabilities and shareholders’ equity	$87,481,769	$134,986,033

Shares outstanding	1,299,290	1,749,290

Net asset value per share	$67.20	$74.93

Market value per share (Note 2)	$67.14	$74.98

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$10,000,000	$9,999,667
U.S. Treasury Bills^^:
1.354% due 04/05/18†	30,000,000	29,995,914
1.536% due 05/10/18†	25,000,000	24,957,515
1.677% due 05/17/18	10,000,000	9,979,563
1.724% due 06/07/18†	10,000,000	9,969,658

Total short-term U.S. government and agency obligations (cost $84,900,364)		$84,902,317

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/06/18	1,468,052,600	$13,900,901	$(100,674)
Yen with UBS AG	04/06/18	85,158,000	802,851	(2,335)

			Total Unrealized Depreciation	$(103,009)

Contracts to Sell
Yen with Goldman Sachs International	04/06/18	(10,732,727,200)	$(101,487,859)	$596,328
Yen with UBS AG	04/06/18	(9,404,092,000)	(89,019,725)	617,847

			Total Unrealized Appreciation	$1,214,175

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$312,520	$323,279

Expenses
Management fee	231,119	635,023

Total expenses	231,119	635,023

Net investment income (loss)	81,401	(311,744)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(11,252,403)	(271,234)
Short-term U.S. government and agency obligations	3	(1,420)

Net realized gain (loss)	(11,252,400)	(272,654)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(416,097)	(26,634,964)
Short-term U.S. government and agency obligations	12,253	(6,885)

Change in net unrealized appreciation/depreciation	(403,844)	(26,641,849)

Net realized and unrealized gain (loss)	(11,656,244)	(26,914,503)

Net income (loss)	$(11,574,843)	$(27,226,247)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$131,077,453
Addition of 50,000 shares	3,516,719
Redemption of 500,000 shares	(35,710,467)

Net addition (redemption) of (450,000) shares	(32,193,748)

Net investment income (loss)	81,401
Net realized gain (loss)	(11,252,400)
Change in net unrealized appreciation/depreciation	(403,844)

Net income (loss)	(11,574,843)

Shareholders’ equity, at March 31, 2018	$87,308,862

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(11,574,843)	$(27,226,247)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(810,742,971)	(484,578,984)
Proceeds from sales or maturities of short-term U.S government and agency obligations	857,999,782	508,179,909
Net amortization and accretion on short-term U.S government and agency obligations	(312,520)	(323,279)
Net realized gain (loss) on investments	(3)	1,420
Change in unrealized appreciation/depreciation on investments	403,844	26,641,849
Increase (Decrease) in payable to Sponsor	(36,965)	(33,713)

Net cash provided by (used in) operating activities	35,736,324	22,660,955

Cash flow from financing activities
Proceeds from addition of shares	3,516,719	58,094,887
Payment on shares redeemed	(39,470,450)	(82,762,349)

Net cash provided by (used in) financing activities	(35,953,731)	(24,667,462)

Net increase (decrease) in cash	(217,407)	(2,006,507)
Cash, beginning of period	1,582,684	3,166,988

Cash, end of period	$1,365,277	$1,160,481

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$11,004,443	$1,639,958
Segregated cash balances with brokers for futures contracts	4,630,200	4,626,400
Short-term U.S. government and agency obligations (Note 3) (cost $9,990,278 and $20,993,328, respectively)	9,989,367	20,993,515
Receivable on open futures contracts	—	170,015

Total assets	25,624,010	27,429,888

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,058,309
Payable on open futures contracts	657,556	—
Payable to Sponsor	21,046	23,631

Total liabilities	678,602	1,081,940

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,945,408	26,347,948

Total liabilities and shareholders’ equity	$25,624,010	$27,429,888

Shares outstanding	937,403	1,237,403

Net asset value per share	$26.61	$21.29

Market value per share (Note 2)	$26.45	$21.15

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills^^:
1.405% due 04/26/18	$10,000,000	$9,989,367

Total short-term U.S. government and agency obligations (cost $9,990,278)		$9,989,367

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires July 2018	276	$5,244,000	$1,048,620
VIX Futures - CBOE, expires August 2018	438	8,267,250	1,043,935
VIX Futures - CBOE, expires September 2018	438	8,332,950	560,680
VIX Futures - CBOE, expires October 2018	161	3,107,300	49,050

			$2,702,285

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$61,704	$44,260

Expenses
Management fee	54,959	85,185
Brokerage commissions	11,232	3,642

Total expenses	66,191	88,827

Net investment income (loss)	(4,487)	(44,567)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,720,436	(8,167,318)
Short-term U.S. government and agency obligations	—	(600)

Net realized gain (loss)	3,720,436	(8,167,918)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,917,565	(3,264,135)
Short-term U.S. government and agency obligations	(1,098)	193

Change in net unrealized appreciation/depreciation	4,916,467	(3,263,942)

Net realized and unrealized gain (loss)	8,636,903	(11,431,860)

Net income (loss)	$8,632,416	$(11,476,427)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$26,347,948
Addition of 550,000 shares	11,690,691
Redemption of 850,000 shares	(21,725,647)

Net addition (redemption) of (300,000) shares	(10,034,956)

Net investment income (loss)	(4,487)
Net realized gain (loss)	3,720,436
Change in net unrealized appreciation/depreciation	4,916,467

Net income (loss)	8,632,416

Shareholders’ equity, at March 31, 2018	$24,945,408

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$8,632,416	$(11,476,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(509,940,631)	(68,935,466)
Proceeds from sales or maturities of short-term U.S government and agency obligations	521,000,000	89,496,529
Net amortization and accretion on short-term U.S government and agency obligations	(56,319)	(44,260)
Net realized gain (loss) on investments	—	600
Change in unrealized appreciation/depreciation on investments	1,098	(193)
Decrease (Increase) in receivable on futures contracts	170,015	222,740
Increase (Decrease) in payable to Sponsor	(2,585)	(6,770)
Increase (Decrease) in payable on futures contracts	657,556	—

Net cash provided by (used in) operating activities	20,461,550	9,256,753

Cash flow from financing activities
Proceeds from addition of shares	11,690,691	4,450,525
Payment on shares redeemed	(22,783,956)	(3,004,049)

Net cash provided by (used in) financing activities	(11,093,265)	1,446,476

Net increase (decrease) in cash	9,368,285	10,703,229
Cash, beginning of period	6,266,358	2,207,730

Cash, end of period	$15,634,643	$12,910,959

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$16,951,852	$1,850,632
Segregated cash balances with brokers for futures contracts	55,402,770	1,864,500
Short-term U.S. government and agency obligations (Note 3) (cost $47,989,011 and $134,855,770, respectively)	47,988,100	134,845,604
Receivable on open futures contracts	2,168,949	2,667,474

Total assets	122,511,671	141,228,210

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,142,870	3,431,713
Payable on open futures contracts	6,931,692	—
Payable to Sponsor	51,785	54,937

Total liabilities	10,126,347	3,486,650

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	112,385,324	137,741,560

Total liabilities and shareholders’ equity	$122,511,671	$141,228,210

Shares outstanding	2,826,317	5,901,317

Net asset value per share	$39.76	$23.34

Market value per share (Note 2)	$39.15	$23.15

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(43% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.200% due 04/02/18	$38,000,000	$37,998,733
U.S. Treasury Bills^^:
1.405% due 04/26/18	10,000,000	9,989,367

Total short-term U.S. government and agency obligations (cost $47,989,011)		$47,988,100

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires April 2018	3,627	$71,723,925	$8,592,453
VIX Futures - CBOE, expires May 2018	2,115	40,660,875	656,296

			$9,248,749

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$276,528	$158,805

Expenses
Management fee	252,387	309,772
Brokerage commissions	71,299	33,254
Brokerage fees	268	—

Total expenses	323,954	343,026

Net investment income (loss)	(47,426)	(184,221)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	77,276,980	(65,227,857)
Short-term U.S. government and agency obligations	(1,993)	(1,496)

Net realized gain (loss)	77,274,987	(65,229,353)

Change in net unrealized appreciation/depreciation on
Futures contracts	14,010,626	(6,856,808)
Short-term U.S. government and agency obligations	9,255	(2,288)

Change in net unrealized appreciation/depreciation	14,019,881	(6,859,096)

Net realized and unrealized gain (loss)	91,294,868	(72,088,449)

Net income (loss)	$91,247,442	$(72,272,670)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$137,741,560
Addition of 1,875,000 shares	62,436,457
Redemption of 4,950,000 shares	(179,040,135)

Net addition (redemption) of (3,075,000) shares	(116,603,678)

Net investment income (loss)	(47,426)
Net realized gain (loss)	77,274,987
Change in net unrealized appreciation/depreciation	14,019,881

Net income (loss)	91,247,442

Shareholders’ equity, at March 31, 2018	$112,385,324

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$91,247,442	$(72,272,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,094,786,505)	(202,769,692)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,181,914,328	230,169,991
Net amortization and accretion on short-term U.S government and agency obligations	(263,057)	(158,805)
Net realized gain (loss) on investments	1,993	1,496
Change in unrealized appreciation/depreciation on investments	(9,255)	2,288
Decrease (Increase) in receivable on futures contracts	498,525	(300,292)
Increase (Decrease) in payable to Sponsor	(3,152)	(14,599)
Increase (Decrease) in payable on futures contracts	6,931,692	—

Net cash provided by (used in) operating activities	185,532,011	(45,342,283)

Cash flow from financing activities
Proceeds from addition of shares	62,436,457	65,697,001
Payment on shares redeemed	(179,328,978)	(19,492,172)

Net cash provided by (used in) financing activities	(116,892,521)	46,204,829

Net increase (decrease) in cash	68,639,490	862,546
Cash, beginning of period	3,715,132	21,772,280

Cash, end of period	$72,354,622	$22,634,826

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash	$165,990,219	$55,713,112
Segregated cash balances with brokers for futures contracts	583,390,167	420,018,133
Segregated cash balances with brokers for swap agreements	54,580,900	—
Segregated cash balances with brokers for forward agreements	4,275,500	4,081,500
Segregated cash balances with brokers for foreign currency forward contracts	3,733,000	3,960,000
Short-term U.S. government and agency obligations (Note 3) (cost 1,714,584,249 and 2,445,970,899, respectively)	1,714,635,757	2,445,779,873
Unrealized appreciation on swap agreements	26,923,049	62,238,361
Unrealized appreciation on forward agreements	1,393,323	25,381,689
Unrealized appreciation on foreign currency forward contracts	5,196,324	2,339,908
Receivable from capital shares sold	—	843,370
Receivable on open futures contracts	103,883,357	45,230,982
Offering costs (Note 5)	—	105,643
Limitation by Sponsor	86,784	59,651

Total assets	2,664,088,380	3,065,752,222

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	80,308,291	73,270,557
Payable on open futures contracts	26,935,017	1,954,640
Payable to Sponsor	2,028,631	2,509,663
Unrealized depreciation on swap agreements	17,841,748	30,607,142
Unrealized depreciation on forward agreements	11,477,565	3,204,422
Unrealized depreciation on foreign currency forward contracts	607,490	6,927,586

Total liabilities	139,198,742	118,474,010

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,524,889,638	2,947,278,212

Total liabilities and shareholders’ equity	$2,664,088,380	$3,065,752,222

Shares outstanding	130,429,797	109,040,175

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017*
Investment Income
Interest	$7,323,879	$3,596,560

Expenses
Management fee	6,681,061	7,270,884
Brokerage commissions	2,396,743	1,401,400
Brokerage fees	27,057	—
Offering costs	105,643	5,692
Limitation by Sponsor	(27,133)	(3,868)

Total expenses	9,183,371	8,674,108

Net investment income (loss)	(1,859,492)	(5,077,548)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,401,277,515)	(352,254,277)
Swap agreements	77,107,796	(1,401,149)
Forward agreements	16,590,292	31,921,128
Foreign currency forward contracts	(29,052,582)	14,698,206
Short-term U.S. government and agency obligations	(274,919)	(37,972)

Net realized gain (loss)	(1,336,906,928)	(307,074,064)

Change in net unrealized appreciation/depreciation on
Futures contracts	30,095,501	(25,038,772)
Swap agreements	(22,549,918)	(93,701,896)
Forward agreements	(32,261,509)	27,588,509
Foreign currency forward contracts	9,176,512	(49,211,889)
Short-term U.S. government and agency obligations	242,534	(52,924)

Change in net unrealized appreciation/depreciation	(15,296,880)	(140,416,972)

Net realized and unrealized gain (loss)	(1,352,203,808)	(447,491,036)

Net income (loss)	$(1,354,063,300)	$(452,568,584)

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$2,947,278,212
Addition of 129,712,500 shares	3,383,378,775
Redemption of 108,322,878 shares	(2,451,704,049)

Net addition (redemption) of 21,389,622 shares	931,674,726

Net investment income (loss)	(1,859,492)
Net realized gain (loss)	(1,336,906,928)
Change in net unrealized appreciation/depreciation	(15,296,880)

Net income (loss)	(1,354,063,300)

Shareholders’ equity, at March 31, 2018	$2,524,889,638

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017*
Cash flow from operating activities
Net income (loss)	$(1,354,063,300)	$(452,568,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(20,793,301,928)	(5,453,130,656)
Proceeds from sales or maturities of short-term U.S government and agency obligations	21,531,184,156	5,610,569,479
Net amortization and accretion on short-term U.S government and agency obligations	(6,770,497)	(3,596,532)
Net realized gain (loss) on investments	274,919	37,972
Change in unrealized appreciation/depreciation on investments	45,392,381	115,378,200
Decrease (Increase) in receivable on futures contracts	(58,652,375)	12,665,414
Decrease (Increase) in Limitation by Sponsor	(27,133)	(3,868)
Amortization of offering cost	105,643	5,692
Increase (Decrease) in payable to Sponsor	(481,032)	(269,680)
Increase (Decrease) in brokerage commissions and fees payable	—	(2,909)
Increase (Decrease) in payable on futures contracts	24,980,377	252,554

Net cash provided by (used in) operating activities	(611,358,789)	(170,662,918)

Cash flow from financing activities
Proceeds from addition of shares	3,384,222,145	2,013,719,529
Payment on shares redeemed	(2,444,666,315)	(1,645,330,285)

Net cash provided by (used in) financing activities	939,555,830	368,389,244

Net increase (decrease) in cash	328,197,041	197,726,326
Cash, beginning of period	483,772,745	219,695,457

Cash, end of period	$811,969,786	$417,421,783

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2018, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Groups of Funds are collectively referred to in several different ways. References to “Short Funds,” “UltraShort Funds,” “UltraPro Short Funds,” “Ultra Funds,” or “UltraPro Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks.

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

ProShares Ultra VIX Short-Term Futures ETF changed its investment objective to seek daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) of the performance of the S&P 500 VIX Short-Term Futures Index for a single day. Prior to the close of business on February 27, 2018, the Fund’s investment objective was to seek results, before fees and expenses, that correspond to two times (2x) the performance of the Index for a single day.

ProShares Short VIX Short-Term Futures ETF changed its investment objective to seek daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the performance of the S&P 500 VIX Short-Term Futures Index for a single day. Prior to the close of business on February 27, 2018, the Fund’s investment objective was to seek results, before fees and expenses, that correspond to the inverse (-1x) of the Index for a single day.

Each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half inverse (-0.5x) or inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each “UltraPro” Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next.

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than a single day should not be expected to be a simple multiple (e.g., -0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x) of the period return of the corresponding benchmark and will likely differ significantly.

As described in the prospectus for each Fund, each of the Funds intends to invest in financial instruments “Financial Instruments” (Financial Instruments are instruments whose value is derived from the value of an underlying asset, rate or benchmark, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the VIX Index, natural gas, crude oil, precious metals, or currencies, as applicable. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2017 and during three months ended March 31, 2018. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares UltraShort Bloomberg Crude Oil	January 11, 2017	2-for-1 Share split	January 12, 2017
ProShares Ultra Bloomberg Crude Oil	January 11, 2017	1-for-2 reverse Share split	January 12, 2017
ProShares Ultra VIX Short-Term Futures ETF	January 11, 2017	1-for-5 reverse Share split	January 12, 2017
ProShares Short VIX Short-Term Futures ETF	July 12, 2017	2-for-1 Share split	July 17, 2017
ProShares VIX Short-Term Futures ETF	July 14, 2017	1-for-4 reverse Share split	July 17, 2017
ProShares Ultra VIX Short-Term Futures ETF	July 14, 2017	1-for-4 reverse Share split	July 17, 2017
ProShares Ultra Bloomberg Natural Gas	March 19, 2018	1-for-5 reverse Share split	March 20, 2018
ProShares UltraPro 3x Short Crude Oil ETF	March 19, 2018	1-for-4 reverse Share split	March 20, 2018

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2018, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2018 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	March 29, 2018
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	March 29, 2018
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil,
UltraPro 3x Short Crude Oil ETF,
UltraPro 3x Crude Oil ETF	2:00 p.m.	2:30 p.m.	March 29, 2018
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 29, 2018
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	March 29, 2018
Short Euro
UltraShort Euro, Ultra Euro	3:00 p.m.	4:00 p.m.	March 29, 2018
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	March 29, 2018
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 29, 2018
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 29, 2018

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2018.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2018.

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

Derivatives (e.g., futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are typically valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are typically valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are typically valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are typically valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

The following table summarizes the valuation of investments at March 31, 2018 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Short Euro	$5,989,804	$70,931	$—	$—	$—	$6,060,735
Short VIX Short-Term Futures ETF	237,745,084	(36,760,956)	—	—	—	200,984,128
Ultra Bloomberg Crude Oil	389,408,580	10,767,950	—	—	24,872,652	425,049,182
Ultra Bloomberg Natural Gas	32,966,685	2,251,369	—	—	—	35,218,054
Ultra Euro	7,993,805	—	—	(218,067)	—	7,775,738
Ultra Gold	94,809,555	(440)	(1,368,417)	—	—	93,440,698
Ultra Silver	227,622,182	(3,970)	(10,109,148)	—	—	217,509,064
Ultra VIX Short-Term Futures ETF	125,853,064	34,183,694	—	—	(1,193,326)	158,843,432
Ultra Yen	998,614	—	—	(46,625)	—	951,989
UltraPro 3x Crude Oil ETF	—	3,003,955	—	—	—	3,003,955
UltraPro 3x Short Crude Oil ETF	—	(3,735,138)	—	—	—	(3,735,138)
UltraShort Australian Dollar	4,990,788	298,160	—	—	—	5,288,948
UltraShort Bloomberg Crude Oil	214,661,693	(4,689,834)	—	—	(14,598,025)	195,373,834
UltraShort Bloomberg Natural Gas	2,999,900	(165,045)	—	—	—	2,834,855
UltraShort Euro	179,764,007	—	—	3,742,360	—	183,506,367
UltraShort Gold	27,977,621	440	411,780	—	—	28,389,841
UltraShort Silver	17,974,591	3,920	981,543	—	—	18,960,054
UltraShort Yen	84,902,317	—	—	1,111,166	—	86,013,483
VIX Mid-Term Futures ETF	9,989,367	2,702,285	—	—	—	12,691,652
VIX Short-Term Futures ETF	47,988,100	9,248,749	—	—	—	57,236,849

Total Trust	$1,714,635,757	$17,176,070	$(10,084,242)	$4,588,834	$9,081,301	$1,735,397,720

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At March 31, 2018, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At March 31, 2018, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2017 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Short Euro	$6,996,235	$(166,288)	$—	$—	$—	$6,829,947
Short VIX Short-Term Futures ETF	494,910,644	17,041,449	—	—	—	511,952,093
Ultra Bloomberg Crude Oil	459,515,902	11,945,979	—	—	62,238,361	533,700,242
Ultra Bloomberg Natural Gas	50,961,356	7,225,810	—	—	—	58,187,166
Ultra Euro	6,996,235	—	—	264,152	—	7,260,387
Ultra Gold	88,884,844	5,480	3,646,355	—	—	92,536,679
Ultra Silver	235,581,716	1,600	21,735,334	—	—	257,318,650
Ultra VIX Short-Term Futures ETF	287,533,132	(34,466,120)	—	—	—	253,067,012
Ultra Yen	1,997,933	—	—	(34,824)	—	1,963,109
UltraPro 3x Crude Oil ETF	—	1,417,998	—	—	—	1,417,998
UltraPro 3x Short Crude Oil ETF	—	(2,988,155)	—	—	—	(2,988,155)
UltraShort Australian Dollar	11,983,904	(893,220)	—	—	—	11,090,684
UltraShort Bloomberg Crude Oil	253,646,823	(3,962,648)	—	—	(30,607,142)	219,077,033
UltraShort Bloomberg Natural Gas	3,999,751	(1,097,049)	—	—	—	2,902,702
UltraShort Euro	204,770,166	—	—	(6,344,269)	—	198,425,897
UltraShort Gold	31,977,900	(5,460)	(1,488,259)	—	—	30,484,181
UltraShort Silver	18,349,861	(1,650)	(1,716,163)	—	—	16,632,048
UltraShort Yen	131,834,352	—	—	1,527,263	—	133,361,615
VIX Mid-Term Futures ETF	20,993,515	(2,215,280)	—	—	—	18,778,235
VIX Short-Term Futures ETF	134,845,604	(4,761,877)	—	—	—	130,083,727

Total Trust	$2,445,779,873	$(12,919,431)	$22,177,267	$(4,587,678)	$31,631,219	$2,482,081,250

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends ASC 230 to provide guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The ASU has been adopted for the current reporting period under the retrospective transition method. The adoption had no significant impact to the Statement of Cash Flows.

NOTE 3 – INVESTMENTS

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts.

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

As discussed in Note 1, the Short VIX Short-Term Futures ETF and the Ultra VIX Short-Term Futures ETF changed their investment objectives and target exposures as of the close of business on February 27, 2018. From this time through the effective end of the reporting period, the volume of the derivative exposure relative to the net assets was generally representative to their current investment objectives. From the beginning of the reporting period until the close of business on February 27, 2018, the volume of the derivative exposure relative to the net assets was generally representative to their previous investment objectives.

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

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by a Matching VIX Fund, an Ultra Fund, or an UltraPro Fund, the Matching VIX Fund, Ultra Fund, or UltraPro Fund would be entitled to settlement payments in the event the level of the benchmark increases and would be required to make payments to the swap counterparties in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by a Short Fund, an UltraShort Fund, or an UltraPro Short Fund would be required to make payments to the swap counterparties in the event the level of the benchmark increases and would be entitled to settlement payments in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

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

Swap agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed the party under the agreement. This could cause a Fund to have to enter into a new transaction with the same counterparty, enter into a transaction with a different counterparty or seek to achieve its investment objective through any number of different investments or investment techniques.

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2018 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

The Funds, as applicable, collateralize swap agreements by segregating or designating cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments. As noted above, collateral posted in connection with uncleared derivative transactions is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. The collateral held in this account is restricted as to its use. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2018, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Forward contracts have traditionally not been cleared or guaranteed by a third party. As a result of the Dodd-Frank Act, the CFTC now regulates non-deliverable forwards. Certain non-deliverable forward contracts, such as non-deliverable foreign exchange forwards, may be subject to regulation as swap agreements, including mandatory clearing. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements.

The Funds may collateralize uncleared forward commodity contracts by segregating or designating cash and/or certain securities as indicated on their Statements of Financial Condition or Schedules of Investments. Such collateral is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. The collateral held in this account is restricted as to its use. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2018, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments
as of March 31, 2018

	Assets Derivatives				Liability Derivatives
Derivatives Not	Statements of				Statements of
Accounted for	Financial				Financial
as Hedging	Condition		Unrealized		Condition		Unrealized
Instruments	Location	Fund	Appreciation		Location	Fund	Depreciation
VIX Futures Contracts	Receivables on open futures contracts, unrealized appreciation on swap agreements	ProShares Ultra VIX Short-Term Futures ETF	$36,234,091	*	Payable on open futures contracts, unrealized depreciation on swap agreements	ProShares Short VIX Short-Term Futures ETF	$36,760,956	*
		ProShares VIX Mid-Term Futures ETF	2,702,285	*		ProShares Ultra VIX Short-Term Futures ETF	3,243,723	*
		ProShares VIX Short-Term Futures ETF	9,248,749	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	35,640,602	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraPro 3x Short Crude Oil ETF	3,735,138	*
		ProShares Ultra Bloomberg Natural Gas	2,251,369	*		ProShares Ultra Gold	1,368,857	*
		ProShares UltraPro 3x Crude Oil ETF	3,003,955	*		ProShares Ultra Silver	10,113,118	*
		ProShares UltraShort Gold	412,220	*		ProShares UltraShort Bloomberg Crude Oil	19,287,859	*
		ProShares UltraShort Silver	985,463	*		ProShares UltraShort Bloomberg Natural Gas	165,045	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	70,931	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Ultra Euro	218,599
		ProShares Ultra Euro	532			ProShares Ultra Yen	46,625
		ProShares UltraShort Australian Dollar	298,160	*		ProShares UltraShort Euro	239,257
		ProShares UltraShort Euro	3,981,617			ProShares UltraShort Yen	103,009
		ProShares UltraShort Yen	1,214,175

		Total Trust	$96,044,149	*		Total Trust	$75,282,186	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments
as of December 31, 2017
	Assets Derivatives				Liability Derivatives
Derivatives Not	Statements of				Statements of
Accounted for	Financial				Financial
as Hedging	Condition		Unrealized		Condition		Unrealized
Instruments	Location	Fund	Appreciation		Location	Fund	Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$21,493,549	*	Payable on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$4,452,100	*
		ProShares Ultra VIX Short-Term Futures ETF	3,974,642	*		ProShares Ultra VIX Short-Term Futures ETF	38,440,762	*
		ProShares VIX Short-Term Futures ETF	709,708	*		ProShares VIX Mid-Term Futures ETF	2,215,280	*
						ProShares VIX Short-Term Futures ETF	5,471,585	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	74,184,340	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraPro 3x Short Crude Oil ETF	2,988,155	*
		ProShares Ultra Bloomberg Natural Gas	7,225,810	*		ProShares UltraShort Bloomberg Crude Oil	34,569,790	*
		ProShares Ultra Gold	3,651,835	*		ProShares UltraShort Bloomberg Natural Gas	1,097,049	*
		ProShares Ultra Silver	21,736,934	*		ProShares UltraShort Gold	1,493,719	*
		ProShares UltraPro 3x Crude Oil ETF	1,417,998	*		ProShares UltraShort Silver	1,717,813	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Ultra Euro	321,609		Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	166,288	*
		ProShares UltraShort Euro	449,302			ProShares Ultra Euro	57,457
		ProShares UltraShort Yen	1,568,997			ProShares Ultra Yen	34,824
						ProShares UltraShort Australian Dollar	893,220	*
						ProShares UltraShort Euro	6,793,571
						ProShares UltraShort Yen	41,734

		Total Trust	$136,734,724	*		Total Trust	$100,433,347	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Short VIX Short-Term Futures ETF	$(1,883,525,731)	$(53,802,405)
		ProShares Ultra VIX Short-Term Futures ETF	416,609,780	67,456,488
		ProShares VIX Mid-Term Futures ETF	3,720,436	4,917,565
		ProShares VIX Short-Term Futures ETF	77,276,980	14,010,626
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	112,517,891	(38,543,738)
		ProShares Ultra Bloomberg Natural Gas	1,134,812	(4,974,441)
		ProShares Ultra Gold	8,655,275	(5,020,692)
		ProShares Ultra Silver	12,801,743	(31,850,052)
		ProShares UltraPro 3x Crude Oil ETF	1,620,825	1,585,957
		ProShares UltraPro 3x Short Crude Oil ETF	(4,675,967)	(746,983)
		ProShares UltraShort Bloomberg Crude Oil	(48,096,150)	15,281,931
		ProShares UltraShort Bloomberg Natural Gas	746,971	932,004
		ProShares UltraShort Gold	(3,269,875)	1,905,939
		ProShares UltraShort Silver	(1,596,841)	2,703,276
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(379,586)	237,219
		ProShares Ultra Euro	800,513	(482,219)
		ProShares Ultra Yen	322,550	(11,801)
		ProShares UltraShort Australian Dollar	(1,119,990)	1,191,380
		ProShares UltraShort Euro	(18,923,242)	10,086,629
		ProShares UltraShort Yen	(11,252,403)	(416,097)

		Total Trust	$(1,336,632,009)	$(15,539,414)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2017

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Short VIX Short-Term Futures ETF	$99,893,092	$29,160,974
		ProShares Ultra VIX Short-Term Futures ETF	(365,515,188)	(28,593,655)
		ProShares VIX Mid-Term Futures ETF	(8,167,318)	(3,264,135)
		ProShares VIX Short-Term Futures ETF	(65,227,857)	(6,856,808)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	(412,087)	(147,865,307)
		ProShares Ultra Bloomberg Natural Gas	(14,377,716)	900,424
		ProShares Ultra Gold	9,447,490	6,400,357
		ProShares Ultra Silver	30,201,888	27,281,603
		ProShares UltraPro 3x Crude Oil ETF	(959)	850,582
		ProShares UltraPro 3x Short Crude Oil ETF	(105,766)	(661,506)
		ProShares UltraShort Bloomberg Crude Oil	(1,149,867)	39,939,834
		ProShares UltraShort Bloomberg Natural Gas	1,858,381	(665,754)
		ProShares UltraShort Gold	(4,871,160)	(4,210,682)
		ProShares UltraShort Silver	(2,857,261)	(1,882,809)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	82,257	(252,663)
		ProShares Ultra Euro	(628,668)	894,328
		ProShares Ultra Yen	(81,511)	589,704
		ProShares UltraShort Australian Dollar	(532,227)	(1,432,614)
		ProShares UltraShort Euro	15,679,619	(24,060,957)
		ProShares UltraShort Yen	(271,234)	(26,634,964)

		Total Trust	$(307,036,092)	$(140,364,048)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2018.

Fair Values of Derivative Instruments as of March 31, 2018
	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	the Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
	Condition	Condition	Condition	Condition	Condition	Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$24,872,652	$—	$24,872,652	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	532	—	532	218,599	—	218,599
ProShares Ultra Gold
Forward agreements	—	—	—	1,368,417	—	1,368,417
ProShares Ultra Silver
Forward agreements	—	—	—	10,109,148	—	10,109,148
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	2,050,397	—	2,050,397	3,243,723	—	3,243,723
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	46,625	—	46,625
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	14,598,025	—	14,598,025
ProShares UltraShort Euro
Foreign currency forward contracts	3,981,617	—	3,981,617	239,257	—	239,257
ProShares UltraShort Gold
Forward agreements	411,780	—	411,780	—	—	—
ProShares UltraShort Silver
Forward agreements	981,543	—	981,543	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	1,214,175	—	1,214,175	103,009	—	103,009

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2018. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2018

	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	$7,042,924	$—	$—	$7,042,924
Goldman Sachs International	7,454,750	(6,097,671)	—	1,357,079
Societe Generale S.A.	3,306,542	(2,789,044)	—	517,498
UBS AG	7,068,436	(5,649,698)	—	1,418,738
ProShares Ultra Euro
Goldman Sachs International	(104,905)	22,905	82,000	—
UBS AG	(113,162)	—	113,162	—
ProShares Ultra Gold
Citibank N.A.	(492,775)	492,775	—	—
Goldman Sachs International	(415,609)	415,609	—	—
Societe Generale S.A.	(124,446)	124,446	—	—
UBS AG	(335,587)	335,587	—	—
ProShares Ultra Silver
Citibank N.A.	(3,377,838)	3,377,838	—	—
Goldman Sachs International	(2,770,026)	—	2,770,026	—
Societe Generale	(1,197,274)	1,197,274	—	—
UBS AG	(2,764,010)	2,764,010	—	—
ProShares Ultra VIX Short-Term Futures ETF
Deutsche Bank	2,050,397	—	(2,050,397)	—
Goldman Sachs International	(3,243,723)	—	3,243,723	—
ProShares Ultra Yen
Goldman Sachs International	(23,437)	—	23,437	—
UBS AG	(23,188)	—	23,188	—
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	(5,450,062)	5,450,062	—	—
Goldman Sachs International	(3,439,171)	3,439,171	—	—
Societe Generale S.A.	(1,717,946)	1,717,946	—	—
UBS AG	(3,990,846)	2,294,346	1,696,500	—
ProShares UltraShort Euro
Goldman Sachs International	1,751,009	(1,751,009)	—	—
UBS AG	1,991,351	(1,991,351)	—	—
ProShares UltraShort Gold
Citibank N.A.	136,085	—	—	136,085
Goldman Sachs International	107,211	—	—	107,211
Societe Generale S.A.	42,275	—	—	42,275
UBS AG	126,209	—	—	126,209
ProShares UltraShort Silver
Citibank N.A.	349,648	—	—	349,648
Goldman Sachs International	275,540	(267,024)	—	8,516
Societe Generale S.A.	55,384	—	—	55,384
UBS AG	300,971	—	—	300,971
ProShares UltraShort Yen
Goldman Sachs International	495,654	(313,734)	—	181,920
UBS AG	615,512	(615,512)	—	—

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

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor has not and will not charge a Management Fee in each of the Fund’s first year of operations in an amount equal to the offering costs. The Sponsor has reimbursed and will reimburse each Fund, to the extent that its offering costs exceed the Management Fee, for the first year of operations.

The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent, accounting and auditing fees and expenses, any index licensors for the Funds, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor will not charge its Management Fee in the first year of operations of a Fund in an amount equal to the offering costs. Normal and expected expenses incurred in connection with the continuous offering of Shares of a Fund after the commencement of its trading operations will be paid by the Sponsor. The Sponsor will reimburse ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF to the extent that their respective offering costs exceeded 0.95% of their average daily NAV during their first year of operations.

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

Transaction Fees on Creation and Redemption Transactions

The manner by which Creation Units are purchased or redeemed is governed by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to: (1) deposit cash with the Custodian; and (2) if permitted by the Sponsor in its sole discretion, enter into or arrange for an exchange of futures contract for related position or block trade with the relevant fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date.

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

Transaction fees for the three months ended March 31, 2018 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2018
Short Euro	$—
Short VIX Short-Term Futures ETF	440,480
Ultra Bloomberg Crude Oil	63,602
Ultra Bloomberg Natural Gas	5,803
Ultra Euro	—
Ultra Gold	4,166
Ultra Silver	5,267
Ultra VIX Short-Term Futures ETF	654,427
Ultra Yen	—
UltraPro 3x Crude Oil ETF	4,795
UltraPro 3x Short Crude Oil ETF	12,046
UltraShort Australian Dollar	—
UltraShort Bloomberg Crude Oil	37,931
UltraShort Bloomberg Natural Gas	2,110
UltraShort Euro	—
UltraShort Gold	5,915
UltraShort Silver	—
UltraShort Yen	—
VIX Mid-Term Futures ETF	9,933
VIX Short-Term Futures ETF	67,306

Total Trust	$1,313,781

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2018:

For the Three Months Ended March 31, 2018 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$127.30	$23.66	$32.64	$17.44	$39.88
Net investment income (loss)	0.00 (1)	(0.04)	0.02	0.00 (1)	0.00 (1)	0.04
Net realized and unrealized gain (loss)#	(0.71)	(115.67)	3.80	(5.16)	0.66	1.52
Change in net asset value from operations	(0.71)	(115.71)	3.82	(5.16)	0.66	1.56
Net asset value, at March 31, 2018	$39.25	$11.59	$27.48	$27.48	$18.10	$41.44
Market value per share, at December 31, 2017†	$39.99	$128.21	$23.44	$32.50	$17.46	$40.67
Market value per share, at March 31, 2018†	$39.04	$11.74	$27.50	$27.53	$18.09	$41.55
Total Return, at net asset value^	(1.8)%	(90.9)%	16.1%	(15.8)%	3.8%	3.9%
Total Return, at market value^	(2.4)%	(90.8)%	17.3%	(15.3)%	3.6%	2.2%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.55%	0.97%	1.17%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.05%	(0.77)%	0.30%	0.07%	0.06%	0.37%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2018.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.

For the Three Months Ended March 31, 2018 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$10.33	$57.32	$37.78	$42.32	$45.67
Net investment income (loss)	0.03	(0.04)	(0.06)	(0.11)	(0.10)	0.00 (1)
Net realized and unrealized gain (loss)#	(2.75)	8.71	6.22	8.63	(11.42)	1.42
Change in net asset value from operations	(2.72)	8.67	6.16	8.52	(11.52)	1.42
Net asset value, at March 31, 2018	$30.83	$19.00	$63.48	$46.30	$30.80	$47.09
Market value per share, at December 31, 2017†	$33.85	$10.21	$57.45	$37.23	$42.88	$45.72
Market value per share, at March 31, 2018†	$31.09	$18.53	$63.49	$46.33	$30.77	$47.18
Total Return, at net asset value^	(8.1)%	83.9%	10.7%	22.6%	(27.2)%	3.1%
Total Return, at market value^	(8.2)%	81.5%	10.5%	24.4%	(28.2)%	3.2%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.95%	0.95%	1.14%	1.21%	1.02%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.36%	(1.20)%	(0.40)%	(1.06)%	(1.14)%	0.01%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2018.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.

For the Three Months Ended March 31, 2018 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income (loss)	0.02	(0.06)	0.02	0.05	0.02	0.06
Net realized and unrealized gain (loss)#	(4.37)	3.46	(0.90)	(3.38)	2.20	(7.79)
Change in net asset value from operations	(4.35)	3.40	(0.88)	(3.33)	2.22	(7.73)
Net asset value, at March 31, 2018	$19.96	$42.88	$20.33	$67.14	$33.93	$67.20
Market value per share, at December 31, 2017†	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at March 31, 2018†	$19.95	$42.83	$20.32	$66.98	$33.54	$67.14
Total Return, at net asset value^	(17.9)%	8.6%	(4.1)%	(4.7)%	7.0%	(10.3)%
Total Return, at market value^	(18.8)%	8.0%	(4.2)%	(3.1)%	6.8%	(10.5)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.42%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.34%	(0.55)%	0.36%	0.31%	0.28%	0.33%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2018.
**	Percentages are annualized.

For the Three Months Ended March 31, 2018 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF		VIX Short-Term Futures ETF
Net asset value, at December 31, 2017	$21.29		$23.34
Net investment income (loss)	(0.00	)(1)	(0.01)
Net realized and unrealized gain (loss)#	5.32		16.43
Change in net asset value from operations	5.32		16.42
Net asset value, at March 31, 2018	$26.61		$39.76
Market value per share, at December 31, 2017†	$21.15		$23.15
Market value per share, at March 31, 2018†	$26.45		$39.15
Total Return, at net asset value^	25.0%		70.4%
Total Return, at market value^	25.1%		69.1%
Ratios to Average Net Assets**
Expense ratio	1.02%		1.09%
Expense ratio, excluding brokerage commissions	0.85%		0.85%
Net investment income (loss)	(0.07)%		(0.16)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2018.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.

Selected data for a Share outstanding throughout the three months ended March 31, 2017:

For the Three Months Ended March 31, 2017 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2016	$45.06	$45.62	$23.34	$94.24	$14.02	$32.90
Net investment income (loss)	(0.06)	(0.18)	(0.02)	(0.12)	(0.02)	(0.04)
Net realized and unrealized gain (loss)#	(0.49)	25.10	(4.36)	(32.76)	0.24	5.47
Change in net asset value from operations	(0.55)	24.92	(4.38)	(32.88)	0.22	5.43
Net asset value, at March 31, 2017	$44.51	$70.54	$18.96	$61.36	$14.24	$38.33
Market value per share, at December 31, 2016†	$45.12	$45.49	$23.36	$94.80	$14.09	$33.20
Market value per share, at March 31, 2017†	$44.29	$70.58	$19.02	$61.35	$14.27	$38.45
Total Return, at net asset value^	(1.2)%	54.7%	(18.8)%	(34.9)%	1.6%	16.5%
Total Return, at market value^	(1.8)%	55.1%	(18.6)%	(35.3)%	1.3%	15.8%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.61%	0.97%	1.14%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.56)%	(1.16)%	(0.46)%	(0.75)%	(0.48)%	(0.47)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2017.
**	Percentages are annualized.

For the Three Months Ended March 31, 2017 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF+	UltraPro 3x Short Crude Oil ETF+*	UltraShort Australian Dollar
Net asset value, at December 31, 2016	$33.44	$173.93	$55.43	$25.00	$100.00	$55.38
Net investment income (loss)	(0.04)	(0.30)	(0.09)	(0.01)	(0.04)	(0.08)
Net realized and unrealized gain (loss)#	7.20	(108.86)	5.08	4.25	(15.33)	(6.55)
Change in net asset value from operations	7.16	(109.16)	4.99	4.24	(15.37)	(6.63)
Net asset value, at March 31, 2017	$40.60	$64.77	$60.42	$29.24	$84.63	$48.75
Market value per share, at December 31, 2016†	$32.09	$175.00	$55.52	$25.00	$100.00	$55.24
Market value per share, at March 31, 2017†	$41.23	$64.68	$60.19	$29.42	$84.28	$49.00
Total Return, at net asset value^	21.4%	(62.8)%	9.0%	17.0%	(15.4)%	(12.0)%
Total Return, at market value^	28.5%	(63.0)%	8.4%	17.7%	(15.7)%	(11.3)%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.74%	0.95%	1.83%	1.98%	1.02%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.46)%	(1.36)%	(0.65)%	(1.83)%	(1.98)%	(0.63)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, March 24, 2017 through March 31, 2017.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2017.

For ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF, the returns of shares outstanding for the period from commencement of operations through March 31, 2017 are calculated based on the initial offering price upon commencement of operations of $25.00 and $100.00, respectively.

**	Percentages are annualized.

For the Three Months Ended March 31, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2016	$31.70	$23.10	$27.08	$91.33	$37.31	$80.24
Net investment income (loss)	(0.04)	(0.08)	(0.03)	(0.09)	(0.04)	(0.09)
Net realized and unrealized gain (loss)#	5.04	6.22	(0.63)	(14.84)	(7.89)	(7.60)
Change in net asset value from operations	5.00	6.14	(0.66)	(14.93)	(7.93)	(7.69)
Net asset value, at March 31, 2017	$36.70	$29.24	$26.42	$76.40	$29.38	$72.55
Market value per share, at December 31, 2016†	$31.65	$23.05	$27.08	$90.54	$38.76	$80.25
Market value per share, at March 31, 2017†	$36.57	$29.25	$26.39	$75.93	$28.90	$72.50
Total Return, at net asset value^	15.8%	26.6%	(2.5)%	(16.3)%	(21.3)%	(9.6)%
Total Return, at market value^	15.5%	26.9%	(2.5)%	(16.1)%	(25.4)%	(9.7)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.29%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.52)%	(0.99)%	(0.46)%	(0.45)%	(0.49)%	(0.47)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2017.
**	Percentages are annualized.

For the Three Months Ended March 31, 2017 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF*
Net asset value, at December 31, 2016	$42.14	$84.86
Net investment income (loss)	(0.04)	(0.08)
Net realized and unrealized gain (loss)#	(10.20)	(32.07)
Change in net asset value from operations	(10.24)	(32.15)
Net asset value, at March 31, 2017	$31.90	$52.71
Market value per share, at December 31, 2016†	$42.34	$85.04
Market value per share, at March 31, 2017†	$31.95	$52.68
Total Return, at net asset value^	(24.3)%	(37.9)%
Total Return, at market value^	(24.5)%	(38.1)%
Ratios to Average Net Assets**
Expense ratio	0.89%	0.94%
Expense ratio, excluding brokerage commissions	0.85%	0.85%
Net investment income (loss)	(0.44)%	(0.51)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2017.
**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from the one-half inverse (-0.5x), the inverse (-1x), two times the inverse (-2x), one and one-half times (1.5x) of the return, two times (2x) of the return, three times the inverse (-3x), or three times of the return (3x) of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short, UltraShort and UltraPro Short Funds), as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective over time.

Each Ultra, UltraShort, UltraPro and UltraPro Short Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra or UltraPro Fund with a 1.5x or 2x or 3x multiple should be approximately one and one-half or two or three times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of a Short, UltraShort or UltraPro Short Fund is designed to return the one-half inverse (-0.5x) or the inverse (-1x) or two times the inverse (-2x) or three times the inverse (-3x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present significant risks not applicable to other types funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of Financial Instruments held by a Fund and the performance of the applicable benchmark; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of Financial Instruments and commission costs; (5) holding or trading instruments in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; and (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of a benchmark, overweighting or underweighting certain components of a benchmark or obtaining exposure to assets that are not included in a benchmark.

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Geared Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions, extreme market volatility, and other factors will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

Each Geared Fund seeks to rebalance its portfolio on a daily basis. The time and manner in which a Geared Fund rebalances its portfolio may vary from day to day depending upon market conditions and other circumstances at the discretion of the Sponsor. Unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks.

Counterparty Risk

Each Fund may use derivatives such as swap agreements and forward contracts (collectively referred to herein as “derivatives”) in the manner described herein as a means to achieve their respective investment objectives. The use of derivatives by a Fund exposes the Fund to counterparty risks.

Regulatory Treatment

Derivatives are generally traded in over-the-counter (“OTC”) markets and have only recently become subject to comprehensive regulation in the United States. Cash-settled forwards are generally regulated as “swaps”, whereas physically settled forwards are generally not subject to regulation (in the case of commodities other than currencies) or subject to the federal securities laws (in the case of securities).

Title VII of the Dodd-Frank Act (“Title VII”) created a regulatory regime for derivatives, with the CFTC responsible for the regulation of swaps and the SEC responsible for the regulation of “security-based swaps.” The SEC requirements have largely yet to be made effective, but the CFTC requirements are largely in place. The CFTC requirements have included rules for some of the types of transactions in which the Funds will engage, including mandatory clearing and exchange trading, reporting, and margin for uncleared swaps. Title VII also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are, or will be, subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The regulatory requirements under Title VII continue to be developed and there may be further modifications that could impact the Funds.

As noted, the CFTC rules may not apply to all of the swap agreements and forward contracts entered into by the Funds. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.

Counterparty Credit Risk

The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearing corporation in a similar manner as the Funds would for futures contracts. In the case of uncleared derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction – typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to uncleared derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds. However, there are no limitations on the percentage of assets each Fund may invest in swap agreements or forward contracts with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with major, global financial institutions.

OTC derivatives of the type that may be utilized by the Funds are generally less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. These agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed to the party under the agreement. For example, if the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day.

In addition, cleared derivatives benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with an FCM in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting clearing broker. Uncleared derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.

The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties and the counterparties used by a Fund may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day. Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of a Fund, subject to applicable law.

The counterparty risk for cleared derivatives transactions is generally lower than for uncleared OTC derivatives. Once a transaction is cleared, the clearing organization is substituted and is a Fund’s counterparty on the derivative. The clearing organization guarantees the performance of the other side of the derivative. Nevertheless, some risk remains, as there is no assurance that the clearing organization, or its members, will satisfy its obligations to a Fund.

Leverage Risk

The Leveraged Funds may utilize leverage in seeking to achieve their respective investment objectives and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions could result in the total loss of an investor’s investment, even over periods as short as a single day.

For example, because the UltraShort Funds and Ultra Funds (except for the Ultra VIX Short-Term Futures ETF which includes a one and one-half times multiplier) include a two times the inverse (-2x), or a two times (2x) multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. For UltraPro Fund and UltraPro Short Fund, because the Funds include a three times (3x) or three times the inverse (-3x) multiplier, a single day movement in the benchmark approaching 33% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if the benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of an Ultra Fund and UltraPro Fund or upward single-day or intraday movements in the benchmark of an UltraShort Fund and UltraPro Short Fund, even if the underlying benchmark maintains a level greater than zero at all times.

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

Gold and silver have historically exhibited persistent “contango” markets rather than backwardation. Natural gas, like crude oil, moves in and out of backwardation and contango but historically has been in contango most commonly.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor or the Trustee (as each term is defined below) assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor or the Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2018, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

ProShares Ultra VIX Short-Term Futures ETF changed its investment objective to seek daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) of the performance of the S&P 500 VIX Short-Term Futures Index for a single day. Prior to the close of business on February 27, 2018, the Fund’s investment objective was to seek results, before fees and expenses, that correspond to two times (2x) the performance of the Index for a single day.

ProShares Short VIX Short-Term Futures ETF changed its investment objective to seek daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the performance of the S&P 500 VIX Short-Term Futures Index for a single day. Prior to the close of business on February 27, 2018, the Fund’s investment objective was to seek results, before fees and expenses, that correspond to the inverse (-1x) of the Index for a single day.

As described in the prospectus for each Fund, each of the Funds intends to invest in financial instruments “Financial Instruments” (Financial Instruments are instruments whose value is derived from the value of an underlying asset, rate or benchmark, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the VIX Index, natural gas, crude oil, precious metals, or currencies, as applicable. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

Each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half inverse (-0.5x) or inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond either one and one-half times (1.5x) or to two times (2x) the daily performance of its corresponding benchmark. Each “UltraPro” Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next.

Each Geared Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share (“NAV”) to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x of the return of the benchmark to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds, that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily. The Geared VIX Funds do not seek to achieve their stated objective over a period greater than a single day. Each Matching VIX Fund seeks results, before fees and expenses, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results, before fees and expenses, that correspond to a multiple or the inverse of the daily performance of the Short-Term VIX Index. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, and ProShares Ultra Bloomberg Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2018 and 2017, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Three Months Ended March 31, 2018	Interest Income Three Months Ended March 31, 2017
ProShares Short Euro	$19,567	$15,696
ProShares Short VIX Short-Term Futures ETF	1,769,973	352,258
ProShares Ultra Bloomberg Crude Oil	1,425,965	1,044,411
ProShares Ultra Bloomberg Natural Gas	136,075	44,039
ProShares Ultra Euro	25,079	14,780
ProShares Ultra Gold	312,544	121,475
ProShares Ultra Silver	773,864	365,340
ProShares Ultra VIX Short-Term Futures ETF	666,743	370,985
ProShares Ultra Yen	4,154	4,310
ProShares UltraPro 3x Crude Oil ETF	2,545	—
ProShares UltraPro 3x Short Crude Oil ETF	4,204	—
ProShares UltraShort Australian Dollar	21,139	14,271
ProShares UltraShort Bloomberg Crude Oil	729,417	259,046
ProShares UltraShort Bloomberg Natural Gas	15,138	4,941
ProShares UltraShort Euro	617,984	384,744
ProShares UltraShort Gold	90,144	51,417
ProShares UltraShort Silver	58,592	22,503
ProShares UltraShort Yen	312,520	323,279
ProShares VIX Mid-Term Futures ETF	61,704	44,260
ProShares VIX Short-Term Futures ETF	276,528	158,805

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May XX, 2018, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the three months ended March 31, 2018.

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

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$7,991,880	$15,770,088
NAV end of period	$7,850,562	$15,578,470
Percentage change in NAV	(1.8)%	(1.2)%
Shares outstanding beginning of period	200,000	350,000
Shares outstanding end of period	200,000	350,000
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$39.96	$45.06
Per share NAV end of period	$39.25	$44.51
Percentage change in per share NAV	(1.8)%	(1.2)%
Percentage change in benchmark	2.6%	1.3%
Benchmark annualized volatility	7.9%	7.5%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to March 31, 2018. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.8% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 1.2% for the three months ended March 31, 2017, was primarily due to a greater depreciation in the value of the assets held by Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on January 9, 2018 at $40.26 per Share and reached its low for the period on February 1, 2018 at $38.43 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $45.65 per Share and reached its low for the period on March 27, 2017 at $43.76 per Share.

The benchmark’s rise of 2.6% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 1.3% for the three months ended March 31, 2017, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the period ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$934	$(21,521)
Management fee	18,350	36,567
Brokerage commission	283	650
Net realized gain (loss)	(379,586)	82,257
Change in net unrealized appreciation/depreciation	237,334	(252,354)
Net income (loss)	$(141,318)	$(191,618)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a greater increase in value of the euro versus the U.S. dollar during the three months ended March 31, 2018.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$770,163,871	$228,075,387
NAV end of period	$693,246,689	$486,752,851
Percentage change in NAV	(10.0)%	113.4%
Shares outstanding beginning of period	6,050,000	5,000,000
Shares outstanding end of period	59,800,000	6,900,000
Percentage change in shares outstanding	888.4%	38.0%
Shares created	69,900,000	12,500,000
Shares redeemed	16,150,000	10,600,000
Per share NAV beginning of period	$127.30	$45.62
Per share NAV end of period	$11.59	$70.54
Percentage change in per share NAV	(90.9)%	54.7%
Percentage change in benchmark	71.2%	(37.7)%
Benchmark annualized volatility	215.0%	35.2%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one-half the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. The decrease in the Fund’s NAV was offset by an increase from 6,050,000 outstanding Shares at December 31, 2017 to 59,800,000 outstanding Shares at March 31, 2018. By comparison, during the three months ended March 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 5,000,000 outstanding Shares at December 31, 2016 to 6,900,000 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to one-half the inverse of the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 90.9% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV increase of 54.7% for the three months ended March 31, 2017 was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on January 11, 2018 at $138.18 per Share and reached its low for the period on February 5, 2018 at $3.96 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 30, 2017 at $72.55 per Share and reached its low for the period on January 3, 2017 at $49.10 per Share.

The benchmark’s rise of 71.2% for the three months ended March 31, 2018, as compared to the benchmark’s decline of 37.7% for the three months ended March 31, 2017, can be attributed to a rise in prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$(1,750,599)	$(906,192)
Management fee	2,156,096	743,985
Brokerage commission	1,337,687	514,465
Net realized gain (loss)	(1,883,785,962)	99,889,034
Change in net unrealized appreciation/depreciation	(53,737,429)	29,137,034
Net income (loss)	$(1,939,273,990)	$128,119,876

The Fund’s net income decreased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a rise in futures prices during the three months ended March 31, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$524,445,526	$933,731,860
NAV end of period	$411,128,942	$883,692,281
Percentage change in NAV	(21.6)%	(5.4)%
Shares outstanding beginning of period	22,161,317	40,013,933
Shares outstanding end of period	14,961,317	46,611,317
Percentage change in shares outstanding	(32.5)%	16.5%
Shares created	1,950,000	21,700,000
Shares redeemed	9,150,000	15,102,616
Per share NAV beginning of period	$23.66	$23.34
Per share NAV end of period	$27.48	$18.96
Percentage change in per share NAV	16.1%	(18.8)%
Percentage change in benchmark	8.8%	(9.0)%
Benchmark annualized volatility	22.3%	24.1%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 22,161,317 outstanding Shares at December 31, 2017 to 14,961,317 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 40,013,933 outstanding Shares at December 31, 2016 to 46,611,317 outstanding Shares at March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to the 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.1% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 18.8% for the three months ended March 31, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on March 23, 2018 at $28.29 per Share and reached its low for the period on February 9, 2018 at $22.60 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 6, 2017 at $23.49 per Share and reached its low for the period on March 23, 2017 at $16.87 per Share.

The benchmark’s rise of 8.8% for the three months ended March 31, 2018, as compared to the benchmark’s decline of 9.0% for the three months ended March 31, 2017, can be attributed to a rise of the price of the WTI Crude Oil during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$334,994	$(954,505)
Management fee	1,072,854	1,961,599
Brokerage commission	18,117	37,317
Net realized gain (loss)	112,517,885	(417,098)
Change in net unrealized appreciation/depreciation	(38,507,955)	(147,864,240)
Net income (loss)	$74,344,924	$(149,235,843)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a rise in the price of the WTI Crude Oil during the three months ended March 31, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$63,268,950	$43,203,386
NAV end of period	$39,239,545	$47,154,853
Percentage change in NAV	(38.0)%	9.1%
Shares outstanding beginning of period	1,938,434	458,434
Shares outstanding end of period	1,428,150	768,434
Percentage change in shares outstanding	(26.3)%	67.6%
Shares created	650,000	550,000
Shares redeemed	1,160,284	240,000
Per share NAV beginning of period	$32.64	$94.24
Per share NAV end of period	$27.48	$61.36
Percentage change in per share NAV	(15.8)%	(34.9)%
Percentage change in benchmark	(6.9)%	(17.0)%
Benchmark annualized volatility	30.3%	43.6%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,938,434 outstanding Shares at December 31, 2017 to 1,428,150 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from an increase from 458,434 outstanding Shares at December 31, 2016 to 768,434 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.8% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 34.9% for the three months ended March 31, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on January 30, 2018 at $39.11 per Share and reached its low for the period on February 12, 2018 at $25.18 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 17, 2017 at $78.80 per Share and reached its low for the period on February 27, 2017 at $47.00 per Share.

The benchmark’s decline of 6.9% for the three months ended March 31, 2018, as compared to the benchmark’s decline of 17.0% for the three months ended March 31, 2017, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$7,455	$(86,507)
Management fee	104,599	108,892
Brokerage commission	24,021	21,654
Net realized gain (loss)	1,134,792	(14,378,135)
Change in net unrealized appreciation/depreciation	(4,970,999)	900,917
Net income (loss)	$(3,828,752)	$(13,563,725)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a lesser decrease in the price of Henry Hub Natural Gas during the year ended March 31, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$9,591,516	$11,914,585
NAV end of period	$9,952,883	$14,244,522
Percentage change in NAV	3.8%	19.6%
Shares outstanding beginning of period	550,000	850,000
Shares outstanding end of period	550,000	1,000,000
Percentage change in shares outstanding	0.0%	17.6%
Shares created	100,000	200,000
Shares redeemed	100,000	50,000
Per share NAV beginning of period	$17.44	$14.02
Per share NAV end of period	$18.10	$14.24
Percentage change in per share NAV	3.8%	1.6%
Percentage change in benchmark	2.6%	1.3%
Benchmark annualized volatility	7.9%	7.5%

During the three months ended March 31, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to March 31, 2018. By comparison, during the three months ended March 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 850,000 outstanding Shares at December 31, 2016 to 1,000,000 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.8% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV increase of 1.6% for the three months ended March 31, 2017, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on February 1, 2018 at $18.89 per Share and reached its low for the period on January 9, 2018 at $17.24 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 27, 2017 at $14.79 per Share and reached its low for the period on January 3, 2017 at $13.68 per Share.

The benchmark’s rise of 2.6% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 1.3% for the three months ended March 31, 2017, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$1,487	$(15,287)
Management fee	23,592	30,067
Net realized gain (loss)	800,513	(628,668)
Change in net unrealized appreciation/depreciation	(481,984)	894,519
Net income (loss)	$320,016	$250,564

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a greater increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2018.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$93,708,748	$92,127,200
NAV end of period	$95,302,043	$97,753,642
Percentage change in NAV	1.7%	6.1%
Shares outstanding beginning of period	2,350,000	2,800,000
Shares outstanding end of period	2,300,000	2,550,000
Percentage change in shares outstanding	(2.1)%	(8.9)%
Shares created	200,000	300,000
Shares redeemed	250,000	550,000
Per share NAV beginning of period	$39.88	$32.90
Per share NAV end of period	$41.44	$38.33
Percentage change in per share NAV	3.9%	16.5%
Percentage change in benchmark	2.5%	8.6%
Benchmark annualized volatility	9.5%	14.1%

During the three months ended March 31, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,000 outstanding Shares at December 31, 2017 to 2,300,000 outstanding Shares at March 31, 2018. By comparison, during the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,800,000 outstanding Shares at December 31, 2016 to 2,550,000 outstanding Shares at March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.9% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV increase of 16.5% for the three months ended, March 31, 2017, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on January 25, 2018 at $43.77 per Share and reached its low for the period on March 1, 2018 at $40.59 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on February 27, 2017 at $39.25 per Share and reached its low for the period on January 3, 2017 at $33.18 per Share.

The benchmark’s rise of 2.5% for the period ended March 31, 2018, as compared to the benchmark’s rise of 8.6% for the three months ended March 31, 2017, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$87,511	$(120,985)
Management fee	225,014	242,441
Brokerage commission	19	19
Net realized gain (loss)	8,655,103	9,447,385
Change in net unrealized appreciation/depreciation	(5,007,487)	6,400,534
Net income (loss)	$3,735,127	$15,726,934

The Fund’s net income decreased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a lesser increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2018.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$258,244,696	$275,779,940
NAV end of period	$221,863,281	$306,366,355
Percentage change in NAV	(14.1)%	11.1%
Shares outstanding beginning of period	7,696,526	8,246,526
Shares outstanding end of period	7,196,526	7,546,526
Percentage change in shares outstanding	(6.5)%	(8.5)%
Shares created	100,000	—
Shares redeemed	600,000	700,000
Per share NAV beginning of period	$33.55	$33.44
Per share NAV end of period	$30.83	$40.60
Percentage change in per share NAV	(8.1)%	21.4%
Percentage change in benchmark	(3.5)%	11.2%
Benchmark annualized volatility	12.4%	19.7%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,696,526 outstanding Shares at December 31, 2017 to 7,196,526 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price. The increase in the Fund’s NAV was offset by a decrease from 8,246,526 outstanding Shares at December 31, 2016 to 7,546,526 outstanding Shares at March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.1% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV increase of 21.4% for the three months ended March 31, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the three months March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on January 25, 2018 at $36.06 per Share and reached its low for the period on March 21, 2018 at $30.74 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on February 27, 2017 at $42.17 per Share and reached its low for the period on January 3, 2017 at $32.23 per Share.

The benchmark’s decline of 3.5% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 11.2% for the three months ended March 31, 2017, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$214,408	$(342,224)
Management fee	559,446	707,554
Brokerage commission	10	10
Net realized gain (loss)	12,801,371	30,201,989
Change in net unrealized appreciation/depreciation	(31,817,050)	27,275,751
Net income (loss)	$(18,801,271)	$57,135,516

The Fund’s net income decreased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a decline in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2018.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$394,035,141	$515,758,754
NAV end of period	$323,581,300	$359,949,459
Percentage change in NAV	(17.9)%	(30.2)%
Shares outstanding beginning of period	38,127,238	2,965,383
Shares outstanding end of period	17,027,238	5,556,952
Percentage change in shares outstanding	(55.3)%	(53.2)%
Shares created	47,850,000	5,997,500
Shares redeemed	68,950,000	3,405,931
Per share NAV beginning of period	$10.33	$173.93
Per share NAV end of period	$19.00	$64.77
Percentage change in per share NAV	83.9%	(62.8)%
Percentage change in benchmark	71.2%	(37.7)%
Benchmark annualized volatility	215.0%	35.2%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 38,127,238 outstanding Shares at December 31, 2017 to 17,027,238 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and 1.5x the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,965,383 outstanding Shares at December 31, 2016 to 5,556,952 outstanding Shares at March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to 1.5x the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV increase of 83.9% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 62.8% for the three months ended March 31, 2017, was primarily due to a rise in prices of the first and second month VIX futures during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $41.16 per Share and reached its low for the period on January 11, 2018 at $8.68 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $147.20 per Share and reached its low for the period on March 30, 2017 at $61.41 per Share.

The benchmark’s rise of 71.2% for the three months ended March 31, 2018, as compared to the benchmark’s decline of 37.7% for the three months ended March 31, 2017, can be attributed to a rise in the prices of the near-term futures contracts on the VIX future curve during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$(1,067,496)	$(1,317,510)
Management fee	842,811	921,662
Brokerage commission	891,428	766,833
Net realized gain (loss)	416,600,171	(365,537,503)
Change in net unrealized appreciation/depreciation	67,476,383	(28,592,772)
Net income (loss)	$483,009,058	$(395,447,785)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to an increase in the futures prices during the three months ended March 31, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$2,864,269	$5,540,957
NAV end of period	$3,172,131	$6,039,723
Percentage change in NAV	10.7%	9.0%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$57.32	$55.43
Per share NAV end of period	$63.48	$60.42
Percentage change in per share NAV	10.7%	9.0%
Percentage change in benchmark	5.9%	5.0%
Benchmark annualized volatility	8.0%	9.9%

During the three months ended March 31, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to March 31, 2018. By comparison, during the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.7% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV increase of 9.0% for the three months ended March 31, 2017, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on March 23, 2018 at $65.62 per Share and reached its low for the period on January 5, 2018 at $56.85 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 27, 2017 at $61.30 per Share and reached its low for the period on January 3, 2017 at $54.62 per Share.

The benchmark’s rise of 5.9% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 5.0% for the three months ended March 31, 2017, can be attributed to a greater rise in the value of the Japanese yen versus U.S. dollar during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$(3,069)	$(9,333)
Management fee	7,223	13,643
Net realized gain (loss)	322,550	(81,543)
Change in net unrealized appreciation/depreciation	(11,619)	589,642
Net income (loss)	$307,862	$498,766

The Fund’s net income decreased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a greater rise in the value of the Japanese yen versus U.S. dollar in conjunction with a significant decline in average shares outstanding during the three months ended March 31, 2018.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

Since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended March 31, 2017 may not be meaningful.

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and the period ended March 31, 2017:

	Three Months Ended March 31, 2018	March 24, 2017 (Commencement of Operations) through March 31, 2017
NAV beginning of period	$11,335,483	$200
NAV end of period	$16,203,957	$5,849,201
Percentage change in NAV	42.9%	—	NM
Shares outstanding beginning of period	300,008	8
Shares outstanding end of period	350,008	200,008
Percentage change in shares outstanding	16.7%	—	NM
Shares created	200,000	200,000
Shares redeemed	150,000	—
Per share NAV beginning of period	$37.78	$25.00
Per share NAV end of period	$46.30	$29.24
Percentage change in per share NAV	22.6%	17.0%
Percentage change in benchmark	8.8%	5.5%
Benchmark annualized volatility	22.3%	17.6%

NM- Not meaningful

During the three months ended March 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 300,008 outstanding Shares at December 31, 2017 to 350,008 outstanding Shares at March 31, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the period ended March 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 8 outstanding Shares at March 24, 2017 to 200,008 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2018 and period ended March 31, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 22.6% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV increase of 17.0% for the period ended March 31, 2017, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on January 26, 2018 at $49.19 per Share and reached its low for the period on February 9, 2018 at $34.95 per Share. By comparison, during the period ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 31, 2017 at $29.24 per Share and reached its low for the period on March 27, 2017 at $24.62 per Share.

The benchmark’s rise of 8.8% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 5.5% for the period ended March 31, 2017, can be attributed to a greater increase in the price of WTI Crude Oil during the period ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and the period ended March 31, 2017:

	Three Months Ended March 31, 2018	March 24, 2017 (Commencement of Operations) through March 31, 2017
Net investment income (loss)	$(31,115)	$(1,818)
Management fee	2,095	—
Brokerage commission	5,676	873
Offering costs	52,846	2,846
Limitation by Sponsor	(26,957)	(1,901)
Net realized gain (loss)	1,620,825	(959)
Change in net unrealized appreciation/depreciation	1,585,957	850,582
Net income (loss)	$3,175,667	$847,805

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the period ended March 31, 2017, primarily due to a greater increase in the price of WTI Crude Oil during the three months ended March 31, 2018.

ProShares UltraPro 3x Short Crude Oil ETF*

Fund Performance

Since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended March 31, 2017 may not be meaningful.

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and the period ended March 31, 2017:

	Three Months Ended March 31, 2018	March 24, 2017 (Commencement of Operations) through March 31, 2017
NAV beginning of period	$21,161,176	$200
NAV end of period	$26,950,309	$4,231,785
Percentage change in NAV	27.4%	—	NM
Shares outstanding beginning of period	500,002	2
Shares outstanding end of period	874,908	50,002
Percentage change in shares outstanding	75.0%	—	NM
Shares created	687,500	50,000
Shares redeemed	312,594	—
Per share NAV beginning of period	$42.32	$100.00
Per share NAV end of period	$30.80	$84.63
Percentage change in per share NAV	(27.2)%	(15.4)%
Percentage change in benchmark	8.8%	5.5%
Benchmark annualized volatility	22.3%	17.6%

NM- Not meaningful

During the three months ended March 31, 2018, the increase in the Fund’s NAV resulted from an increase from 500,002 outstanding Shares at December 31, 2017 to 874,908 outstanding Shares at March 31, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the period ended March 31, 2017, the increase in the Fund’s NAV resulted from an increase from 2 outstanding Shares at March 24, 2017 to 50,002 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2018 and the period ended March 31, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.2% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 15.4% for the period ended March 31, 2017, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on February 9, 2018 at $43.71 per Share and reached its low for the period on March 23, 2018 at $29.56 per Share. By comparison, during the period ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 27, 2017 at $101.48 per Share and reached its low for the period on March 31, 2017 at $84.64 per Share.

The benchmark’s rise of 8.8% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 5.5% for the period ended March 31, 2017, can be attributed to a greater increase in the price of WTI Crude Oil during the period ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and the period ended March 31, 2017:

	Three Months Ended March 31, 2018	March 24, 2017 (Commencement of Operations) through March 31, 2017
Net investment income (loss)	$(67,214)	$(1,831)
Management fee	3,537	—
Brokerage commission	15,260	952
Offering costs	52,797	2,846
Limitation by Sponsor	(176)	(1,967)
Net realized gain (loss)	(4,675,967)	(105,766)
Change in net unrealized appreciation/depreciation	(746,983)	(661,506)
Net income (loss)	$(5,490,164)	$(769,103)

The Fund’s net income decreased for the three months ended March 31, 2018, as compared to the period ended March 31, 2017, primarily due to a greater increase in the price of WTI Crude Oil during the three months ended March 31, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraPro 3x Short Crude Oil ETF.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$13,702,102	$16,613,473
NAV end of period	$7,063,496	$14,625,590
Percentage change in NAV	(48.4)%	(12.0)%
Shares outstanding beginning of period	300,000	300,000
Shares outstanding end of period	150,000	300,000
Percentage change in shares outstanding	(50.0)%	0.0%
Shares created	—	—
Shares redeemed	150,000	—
Per share NAV beginning of period	$45.67	$55.38
Per share NAV end of period	$47.09	$48.75
Percentage change in per share NAV	3.1%	(12.0)%
Percentage change in benchmark	(1.6)%	5.9%
Benchmark annualized volatility	8.7%	8.1%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 300,000 outstanding Shares at December 31, 2017 to 150,000 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.1% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 12.0% for the three months ended March 31, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on March 28, 2018 at $47.26 per Share and reached its low for the period on January 26, 2018 at $42.30 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $55.24 per Share and reached its low for the period on March 20, 2017 at $47.67 per Share.

The benchmark’s decline of 1.6% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 5.9% for the three months ended March 31, 2017, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$135	$(23,329)
Management fee	19,484	35,132
Brokerage commission	1,520	2,468
Net realized gain (loss)	(1,120,237)	(532,227)
Change in net unrealized appreciation/depreciation	1,192,129	(1,432,327)
Net income (loss)	$72,027	$(1,987,883)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2018.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$225,843,284	$200,958,303
NAV end of period	$200,375,649	$205,157,522
Percentage change in NAV	(11.3)%	2.1%
Shares outstanding beginning of period	9,289,884	6,339,884
Shares outstanding end of period	10,039,884	5,589,884
Percentage change in shares outstanding	8.1%	(11.8)%
Shares created	4,200,000	2,100,000
Shares redeemed	3,450,000	2,850,000
Per share NAV beginning of period	$24.31	$31.70
Per share NAV end of period	$19.96	$36.70
Percentage change in per share NAV	(17.9)%	15.8%
Percentage change in benchmark	8.8%	(9.0)%
Benchmark annualized volatility	22.3%	24.1%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 9,289,884 outstanding Shares at December 31, 2017 to 10,039,884 outstanding Shares at March 31, 2018. By comparison, during the three months ended March 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 6,339,884 outstanding Shares at December 31, 2016 to 5,589,884 outstanding Shares at March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.9% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV increase of 15.8% for the three months ended March 31, 2017, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on February 9, 2018 at $24.98 per Share and reached its low for the period on March 23, 2018 at $19.41 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on March 23, 2017 at $41.45 per Share and reached its low for the period on January 6, 2017 at $31.36 per Share.

The benchmark’s rise of 8.8% for the three months ended March 31, 2018, as compared to the benchmark’s decline of 9.0% for the three months ended March 31, 2017, can be attributed to a rise in the price of the WTI Crude Oil SubindexSM during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$189,482	$(290,700)
Management fee	527,954	536,024
Brokerage commission	11,981	13,722
Net realized gain (loss)	(48,096,337)	(1,149,475)
Change in net unrealized appreciation/depreciation	15,307,293	39,929,254
Net income (loss)	$(32,599,562)	$38,489,079

The Fund’s net income decreased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to an increase in the price of the WTI Crude Oil SubindexSM during the three months ended March 31, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$6,902,743	$4,038,794
NAV end of period	$5,352,309	$8,037,027
Percentage change in NAV	(22.5)%	99.0%
Shares outstanding beginning of period	174,832	174,832
Shares outstanding end of period	124,832	274,832
Percentage change in shares outstanding	(28.6)%	57.2%
Shares created	250,000	100,000
Shares redeemed	300,000	—
Per share NAV beginning of period	$39.48	$23.10
Per share NAV end of period	$42.88	$29.24
Percentage change in per share NAV	8.6%	26.6%
Percentage change in benchmark	(6.9)%	(17.0)%
Benchmark annualized volatility	30.3%	43.6%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 174,832 outstanding Shares at December 31, 2017 to 124,832 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 174,832 outstanding Shares at December 31, 2016 to 274,832 outstanding Shares at March 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.6% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV increase of 26.6% for the three months ended March 31, 2017, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on February 12, 2018 at $47.52 per Share and reached its low for the period on January 30, 2018 at $31.76 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on February 22, 2017 at $39.72 per Share and reached its low for the period on January 26, 2017 at $25.38 per Share.

The benchmark’s decline of 6.9% for the three months ended March 31, 2018, as compared to the benchmark’s decline of 17.0% for the three months ended March 31, 2017, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$(9,587)	$(15,816)
Management fee	16,545	15,245
Brokerage commission	8,180	5,512
Net realized gain (loss)	746,971	1,858,122
Change in net unrealized appreciation/depreciation	931,920	(665,879)
Net income (loss)	$1,669,304	$1,176,427

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a lesser decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2018.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$202,548,197	$349,392,650
NAV end of period	$188,023,376	$297,181,632
Percentage change in NAV	(7.2)%	(14.9)%
Shares outstanding beginning of period	9,550,000	12,900,000
Shares outstanding end of period	9,250,000	11,250,000
Percentage change in shares outstanding	(3.1)%	(12.8)%
Shares created	500,000	300,000
Shares redeemed	800,000	1,950,000
Per share NAV beginning of period	$21.21	$27.08
Per share NAV end of period	$20.33	$26.42
Percentage change in per share NAV	(4.1)%	(2.4)%
Percentage change in benchmark	2.6%	1.3%
Benchmark annualized volatility	7.9%	7.5%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,550,000 outstanding Shares at December 31, 2017 to 9,250,000 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,900,000 outstanding Shares at December 31, 2016 to 11,250,000 outstanding Shares at March 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.1% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 2.4% for the three months ended March 31, 2017, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on January 9, 2018 at $21.44 per Share and reached its low for the period on February 1, 2018 at $19.53 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $27.74 per Share and reached its low for the period on March 27, 2017 at $25.45 per Share.

The benchmark’s rise of 2.6% for the period ended March 31, 2018, as compared to the benchmark’s rise of 1.3% for the three months ended March 31, 2017, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the period ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$168,129	$(359,021)
Management fee	449,855	743,765
Net realized gain (loss)	(18,923,423)	15,677,994
Change in net unrealized appreciation/depreciation	10,106,948	(24,067,514)
Net income (loss)	$(8,648,346)	$(8,748,541)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a greater increase in the value of the euro versus the U.S. dollar in conjunction with a decrease in net asset value during the three months ended March 31, 2018.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$31,497,410	$63,653,647
NAV end of period	$30,009,467	$34,150,818
Percentage change in NAV	(4.7)%	(46.3)%
Shares outstanding beginning of period	446,978	696,978
Shares outstanding end of period	446,978	446,978
Percentage change in shares outstanding	0.0%	(35.9)%
Shares created	200,000	50,000
Shares redeemed	200,000	300,000
Per share NAV beginning of period	$70.47	$91.33
Per share NAV end of period	$67.14	$76.40
Percentage change in per share NAV	(4.7)%	(16.3)%
Percentage change in benchmark	2.5%	8.6%
Benchmark annualized volatility	9.5%	14.1%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to March 31, 2018. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 696,978 outstanding Shares at December 31, 2016 to 446,978 outstanding Shares at March 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.7% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 16.3% for the three months ended March 31, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on March 1, 2018 at $68.75 per Share and reached its low for the period on January 25, 2018 at $64.00 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $90.53 per Share and reached its low for the period on March 27, 2017 at $74.86 per Share.

The benchmark’s rise of 2.5% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 8.6% for the three months ended March 31, 2017, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$22,378	$(46,877)
Management fee	67,746	98,275
Brokerage commission	20	19
Net realized gain (loss)	(3,269,747)	(4,872,161)
Change in net unrealized appreciation/depreciation	1,908,108	(4,210,479)
Net income (loss)	$(1,339,261)	$(9,129,517)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a lesser increase in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2018.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$14,806,259	$23,017,656
NAV end of period	$20,934,105	$18,125,235
Percentage change in NAV	41.4%	(21.3)%
Shares outstanding beginning of period	466,976	616,976
Shares outstanding end of period	616,976	616,976
Percentage change in shares outstanding	32.1%	0.0%
Shares created	450,000	200,000
Shares redeemed	300,000	200,000
Per share NAV beginning of period	$31.71	$37.31
Per share NAV end of period	$33.93	$29.38
Percentage change in per share NAV	7.0%	(21.3)%
Percentage change in benchmark	(3.5)%	11.2%
Benchmark annualized volatility	12.4%	19.7%

During the three months ended March 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 466,976 outstanding Shares at December 31, 2017 to 616,976 outstanding Shares at March 31, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.0% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 21.3% for the three months ended March 31, 2017 was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on March 21, 2018 at $34.11 per Share and reached its low for the period on January 25, 2018 at $29.38 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $38.64 per Share and reached its low for the period on February 27, 2017 at $28.83 per Share.

The benchmark’s decline of 3.5% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 11.2% for the three months ended March 31, 2017, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$13,187	$(23,560)
Management fee	45,395	46,053
Brokerage commission	10	10
Net realized gain (loss)	(1,598,873)	(2,857,385)
Change in net unrealized appreciation/depreciation	2,706,050	(1,883,247)
Net income (loss)	$1,120,364	$(4,764,192)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a decline in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2018.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$131,077,453	$276,781,747
NAV end of period	$87,308,862	$221,231,848
Percentage change in NAV	(33.4)%	(20.1)%
Shares outstanding beginning of period	1,749,290	3,449,290
Shares outstanding end of period	1,299,290	3,049,290
Percentage change in shares outstanding	(25.7)%	(11.6)%
Shares created	50,000	750,000
Shares redeemed	500,000	1,150,000
Per share NAV beginning of period	$74.93	$80.24
Per share NAV end of period	$67.20	$72.55
Percentage change in per share NAV	(10.3)%	(9.6)%
Percentage change in benchmark	5.9%	5.0%
Benchmark annualized volatility	8.0%	9.9%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,749,290 outstanding Shares at December 31, 2017 to 1,299,290 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,449,290 outstanding Shares at December 31, 2016 to 3,049,290 outstanding Shares at March 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.3% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 9.6% for the three months ended March 31, 2017, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on January 5, 2018 at $75.55 per Share and reached its low for the period on March 23, 2018 at $65.08 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $81.40 per Share and reached its low for the period on March 27, 2017 at $71.54 per Share.

The benchmark’s rise of 5.9% for the three months ended March 31, 2018, as compared to the benchmark’s rise of 5.0% for the three months ended March 31, 2017, can be attributed to a greater rise in the value of Japanese yen versus the U.S. dollar during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$81,401	$(311,744)
Management fee	231,119	635,023
Net realized gain (loss)	(11,252,400)	(272,654)
Change in net unrealized appreciation/depreciation	(403,844)	(26,641,849)
Net income (loss)	$(11,574,843)	$(27,226,247)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a greater rise in the value of Japanese yen versus the U.S. dollar in conjunction with a decrease in net asset value during the three months ended March 31, 2018.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$26,347,948	$45,818,914
NAV end of period	$24,945,408	$37,873,983
Percentage change in NAV	(5.3)%	(17.3)%
Shares outstanding beginning of period	1,237,403	1,087,403
Shares outstanding end of period	937,403	1,187,403
Percentage change in shares outstanding	(24.2)%	9.2%
Shares created	550,000	125,000
Shares redeemed	850,000	25,000
Per share NAV beginning of period	$21.29	$42.14
Per share NAV end of period	$26.61	$31.90
Percentage change in per share NAV	25.0%	(24.3)%
Percentage change in benchmark	25.5%	(24.1)%
Benchmark annualized volatility	64.8%	18.2%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,237,403 outstanding Shares at December 31, 2017 to 937,403 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,087,403 outstanding Shares at December 31, 2016 to 1,187,403 outstanding Shares at March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.0% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 24.3% for the three months ended March 31, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $27.85 per Share and reached its low for the period on January 12, 2018 at $19.98 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $40.96 per Share and reached its low for the period on March 31, 2017 at $31.90 per Share.

The benchmark’s rise of 25.5% for the three months ended March 31, 2018, as compared to the benchmark’s decline of 24.1% for the three months ended March 31, 2017, can be attributed to a rise in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$(4,487)	$(44,567)
Management fee	54,959	85,185
Brokerage commission	11,232	3,642
Net realized gain (loss)	3,720,436	(8,167,918)
Change in net unrealized appreciation/depreciation	4,916,467	(3,263,942)
Net income (loss)	$8,632,416	$(11,476,427)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to an increase in the prices of the futures prices during the three months ended March 31, 2018.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV beginning of period	$137,741,560	$174,160,146
NAV end of period	$112,385,324	$137,512,969
Percentage change in NAV	(18.4)%	(21.0)%
Shares outstanding beginning of period	5,901,317	2,052,363
Shares outstanding end of period	2,826,317	2,608,613
Percentage change in shares outstanding	(52.1)%	27.1%
Shares created	1,875,000	1,081,250
Shares redeemed	4,950,000	525,000
Per share NAV beginning of period	$23.34	$84.86
Per share NAV end of period	$39.76	$52.71
Percentage change in per share NAV	70.4%	(37.9)%
Percentage change in benchmark	71.2%	(37.7)%
Benchmark annualized volatility	215.0%	35.2%

During the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 5,901,317 outstanding Shares at December 31, 2017 to 2,826,317 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,052,363 outstanding Shares at December 31, 2016 to 2,608,613 outstanding Shares at March 31, 2017.

For the three months ended March 31, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 70.4% for the three months ended March 31, 2018, as compared to the Fund’s per Share NAV decrease of 37.9% for the three months ended March 31, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $54.20 per Share and reached its low for the period on January 11, 2018 at $21.43 per Share. By comparison, during the three months ended March 31, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $78.33 per Share and reached its low for the period on March 30, 2017 at $51.31 per Share.

The benchmark’s rise of 71.2% for the three months ended March 31, 2018, as compared to the benchmark’s decline of 37.7% for the three months ended March 31, 2017, can be attributed to a rise in prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net investment income (loss)	$(47,426)	$(184,221)
Management fee	252,387	309,772
Brokerage commission	71,299	33,254
Net realized gain (loss)	77,274,987	(65,229,353)
Change in net unrealized appreciation/depreciation	14,019,881	(6,859,096)
Net income (loss)	$91,247,442	$(72,272,670)

The Fund’s net income increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a rise in the futures prices and benchmark volatility during the year ended March 31, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2018 and 2017, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of March 31, 2018 and 2017, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2018	51	$1.2359	125,000	$(7,878,544)

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2017	116	$1.0722	125,000	$(15,546,900)

The March 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2018 and 2017, each of the VIX Funds’ positions were as follows:

ProShares Short VIX Short-Term Futures ETF:

As of March 31, 2018 and 2017, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2018	11,205	$19.78	1,000	$(221,578,875)
VIX Futures (CBOE)	Short	May 2018	6,525	19.23	1,000	(125,443,125)

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2017	20,982	$13.28	1,000	$(278,536,050)
VIX Futures (CBOE)	Short	May 2017	15,288	13.58	1,000	(207,534,600)

The March 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. Prior to the close of business on February 27, 2018, the Fund generally attempted to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. As of the close of business on February 27, 2018, the Fund will generally attempt to adjust its positions in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2018 and 2017, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Crude Oil:

As of March 31, 2018 and 2017, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2018	2,391	$64.94	1,000	$155,271,540

Swap Agreements as of March 31, 2018

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$95.4541	$200,208,114
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	95.4541	192,610,038
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	95.4541	86,577,855
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	95.4541	187,785,873

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2017	6,518	$50.60	1,000	$329,810,800

Swap Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$76.8714	$519,328,658
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	76.8714	345,653,639
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	76.8714	194,947,646
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	76.8714	377,419,060

The March 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2018 and 2017 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of March 31, 2018 and 2017, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2018	2,872	$2.73	10,000	$78,491,760

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2017	2,956	$3.19	10,000	$94,296,400

The March 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2018 and 2017, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of March 31, 2018 and 2017, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/06/18	8,112,625	1.2306	$9,983,565
Euro	UBS AG	Long	04/06/18	8,724,400	1.2306	10,736,428
Euro	Goldman Sachs International	Short	04/06/18	(416,900)	1.2306	(513,046)
Euro	UBS AG	Short	04/06/18	(240,900)	1.2306	(296,457)

Foreign Currency Forward Contracts as of March 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/07/17	13,386,225	1.0669	$14,282,251
Euro	UBS AG	Long	04/07/17	15,651,800	1.0669	16,699,475
Euro	Goldman Sachs International	Short	04/07/17	(544,600)	1.0669	(581,054)
Euro	UBS AG	Short	04/07/17	(1,789,700)	1.0669	(1,909,496)

The March 31, 2018 and 2017 USD market value equals the number of euros multiplied by the forward rate.

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

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of March 31, 2018 and 2017, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Gold:

As of March 31, 2018 and 2017, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2018	2	$1,327.30	100	$265,460

Forward Agreements as of March 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,324.74	$72,198,330
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,324.68	54,205,906
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,324.71	17,221,230
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,324.62	46,759,086

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2017	2	$1,251.20	100	$250,240

Forward Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,245.09	$71,343,657
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,245.08	46,590,894
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,245.08	29,881,920
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,245.07	47,437,167

The March 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2018 and 2017 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 31, 2018 and 2017, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2018	2	$16.27	5,000	$162,680

Forward Agreements as of March 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$16.2800	$142,873,824
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.2800	124,520,560
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.2800	53,499,972
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.2800	122,665,206

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2017	2	$18.26	5,000	$182,560

Forward Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$18.0636	$228,197,459
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	18.0638	154,152,856
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	18.0639	80,998,528
0.999 Fine Troy Ounce Silver	UBS AG	Long	18.0640	149,190,576

The March 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2018 and 2017 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets.

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

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2018 and 2017, each of the VIX Funds’ positions were as follows:

ProShares Ultra VIX Short-Term Futures ETF:

As of March 31, 2018 and 2017, the Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2018	10,838	$19.78	1,000	$214,321,450
VIX Futures (CBOE)	Long	May 2018	6,322	$19.23	1,000	$121,540,450

Swap Agreements as of March 31, 2018

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures	Deutsche Bank AG	Long	71.1400	$23,853,609
iPath S&P 500 VIX Short-Term Futures	Goldman Sachs International	Long	48.0706	125,126,211

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2017	31,138	$13.28	1,000	$413,356,950
VIX Futures (CBOE)	Long	May 2017	22,625	13.58	1,000	307,134,375

The March 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. Prior to the close of business on February 27, 2018, the Fund generally attempted to adjust its positions in Financial instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. As of the close of business on February 27, 2018, the Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2018 and 2017, each of the Currency Fund’s positions were as follows:

ProShares Ultra Yen:

As of March 31, 2018 and 2017, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/06/18	354,324,700	0.009400	$3,330,780
Yen	UBS AG	Long	04/06/18	344,160,500	0.009400	3,235,234
Yen	Goldman Sachs International	Short	04/06/18	(20,860,500)	0.009400	(196,096)
Yen	UBS AG	Short	04/06/18	(2,809,900)	0.009400	(26,414)

Foreign Currency Forward Contracts as of March 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/07/17	811,211,000	0.008982	$7,286,189
Yen	UBS AG	Long	04/07/17	590,611,100	0.008982	5,304,790
Yen	Goldman Sachs International	Short	04/07/17	(50,141,700)	0.008982	(450,366)
Yen	UBS AG	Short	04/07/17	(7,017,600)	0.008982	(63,031)

The March 31, 2018 and 2017 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2018 and 2017, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraPro 3x Crude Oil ETF:

As of March 31, 2018 and 2017, the ProShares UltraPro 3x Crude Oil ETF Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2018	749	$64.94	1,000	$48,640,060

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2017	347	$50.60	1,000	$17,558,200

The March 31, 2018 and 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional (gains) losses associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraPro 3x Short Crude Oil ETF:

As of March 31, 2018 and 2017, the UltraPro 3x Short Crude Oil ETF Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2018	1,245	$64.94	1,000	$(80,850,300)

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2017	251	$50.60	1,000	$(12,700,600)

The March 31, 2018 and 2017 short notional futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional (gains) losses associated with these contracts will be equal to any such subsequent decreases (increases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2018 and 2017, each of the Currency Fund’s positions were as follows:

ProShares UltraShort Australian Dollar:

As of March 31, 2018 and 2017, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2018	184	$76.76	1,000	$(14,123,840)

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2017	384	$76.36	1,000	$(29,322,240)

The March 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2018 and 2017, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Crude Oil:

As of March 31, 2018 and 2017, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2018	1,263	$64.94	1,000	$(82,019,220)

Swap Agreements as of March 31, 2018

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$95.4541	$(100,134,158)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	95.4541	(92,256,796)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	95.4541	(37,907,759)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	95.4541	(88,373,131)

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2017	1,899	$50.60	1,000	$(96,089,400)

Swap Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$76.8714	$(97,361,151)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	76.8714	(89,101,087)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	76.8714	(42,336,107)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	76.8714	(85,487,594)

The March 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2018 and 2017 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of March 31, 2018 and 2017, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2018	392	$2.73	10,000	$(10,713,360)

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2017	504	$3.19	10,000	$(16,077,600)

The March 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2018 and 2017, each of the Currency Fund’s positions were as follows:

ProShares UltraShort Euro:

As of March 31, 2018 and 2017, the ProShares Ultra Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/06/18	20,692,400	1.2306	$25,464,498
Euro	UBS AG	Long	04/06/18	8,138,700	1.2306	10,015,654
Euro	Goldman Sachs International	Short	04/06/18	(160,609,525)	1.2306	(197,649,422)
Euro	UBS AG	Short	04/06/18	(173,574,200)	1.2306	(213,604,021)

Foreign Currency Forward Contracts as of March 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/07/17	62,503,900	1.0669	$66,687,685
Euro	UBS AG	Long	04/07/17	44,556,300	1.0669	47,538,738
Euro	Goldman Sachs International	Short	04/07/17	(337,564,325)	1.0669	(360,159,662)
Euro	UBS AG	Short	04/07/17	(326,405,600)	1.0669	(348,254,012)

The March 31, 2018 and 2017 USD market value equals the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2018 and 2017, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Gold:

As of March 31, 2018 and 2017, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2018	2	$1,327.30	100	$(265,460)

Forward Agreements as of March 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,324.74	$(21,328,314)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,324.68	(17,483,127)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,324.71	(6,358,608)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,324.62	(14,637,051)

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2017	2	$1,251.20	100	$(250,240)

Forward Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,245.09	$(21,540,057)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,245.08	(17,428,630)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,245.08	(10,956,704)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,245.07	(18,115,769)

The March 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2018 and 2017 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 31, 2018 and 2017, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2018	2	$16.27	5,000	$(162,680)

Forward Agreements as of March 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$16.2800	$(17,382,710)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.2800	(10,140,774)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.2800	(2,541,412)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.2800	(11,647,493)

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2017	2	$18.26	5,000	$(182,560)

Forward Agreements as of March 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$18.0636	$(10,242,061)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	18.0638	(7,740,338)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	18.0639	(2,817,968)
0.999 Fine Troy Ounce Silver	UBS AG	Short	18.0640	(15,264,080)

The March 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2018 and 2017 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2018 and 2017, each of the Currency Fund’s positions were as follows:

ProShares UltraShort Yen:

As of March 31, 2018 and 2017, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/06/18	1,468,052,600	0.009400	$13,800,227
Yen	UBS AG	Long	04/06/18	85,158,000	0.009400	800,516
Yen	Goldman Sachs International	Short	04/06/18	(10,732,727,200)	0.009400	(100,891,531)
Yen	UBS AG	Short	04/06/18	(9,404,092,000)	0.009400	(88,401,878)

Foreign Currency Forward Contracts as of March 31, 2017

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/07/17	9,230,888,600	0.008982	$82,910,614
Yen	UBS AG	Long	04/07/17	5,365,757,400	0.008982	$48,194,519
Yen	Goldman Sachs International	Short	04/07/17	(36,985,173,400)	0.008982	(332,195,909)
Yen	UBS AG	Short	04/07/17	(26,906,211,700)	0.008982	(241,668,016)

The March 31, 2018 and 2017 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2018 and 2017, each of the VIX Funds’ positions were as follows:

ProShares VIX Mid-Term Futures ETF:

As of March 31, 2018 and 2017, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2018	276	$19.00	1,000	$5,244,000
VIX Futures (CBOE)	Long	August 2018	438	18.88	1,000	8,267,250
VIX Futures (CBOE)	Long	September 2018	438	19.03	1,000	8,332,950
VIX Futures (CBOE)	Long	October 2018	161	19.30	1,000	3,107,300

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2017	462	$15.03	1,000	$6,941,550
VIX Futures (CBOE)	Long	August 2017	798	15.48	1,000	12,349,050
VIX Futures (CBOE)	Long	September 2017	798	16.28	1,000	12,987,450
VIX Futures (CBOE)	Long	October 2017	336	16.73	1,000	5,619,600

The March 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of March 31, 2018 and 2017, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of March 31, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2018	3,627	$19.78	1,000	$71,723,925
VIX Futures (CBOE)	Long	May 2018	2,115	19.23	1,000	40,660,875

Futures Positions as of March 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2017	5,954	$13.28	1,000	$79,039,350
VIX Futures (CBOE)	Long	May 2017	4,323	13.58	1,000	58,684,725

The March 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described above in Item 2 in this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Short Fund seeks daily investment results, before fees and expenses, that correspond to the one-half inverse (-0.5x) or the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each UltraPro Short Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each UltraPro Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that match the performance of a benchmark.

The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Each Matching VIX Fund seek investment results, before fees and expenses, that match the performance of a benchmark. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. The Matching VIX Funds seek to achieve their stated investment objectives both over a single day and over time.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective -0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 2 of this Quarterly Report on Form 10-Q, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

For Geared Funds, the impact of the index’s movements during the day also affects whether the Fund’s portfolio needs to be rebalanced For example, if the index for an Ultra Fund or UltraPro Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund or UltraPro Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds, or UltraPro Short Funds will generally decrease when the Index rises on a given day. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Fund’s, UltraShort Fund’s, or UltraPro Short Fund’s assets should rise. As a result, the Fund’s short exposure may need to be increased.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333- 146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and reallocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short- Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333- 183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333- 185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short- Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333- 187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333- 196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short- Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S- 1; no additional shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. Thus, as of March 31, 2016, the Trust had two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-202724); and 2) a Form S-3 Registration Statement (No. 333-210024).

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

Title of Securities Registered	Amount Registered As of March 31, 2018	Shares Sold For the Year Ended March 31, 2018	Sale Price of Shares Sold For the Year Ended March 31, 2018
ProShares Short Euro Common Units of Beneficial Interest	153,418,934	—	$—
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	10,384,122,827	69,900,000	$2,358,163,073
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	4,317,748,075	1,950,000	$50,670,933
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	322,282,296	650,000	$18,760,719
ProShares Ultra Euro Common Units of Beneficial Interest	92,531,840	100,000	$1,842,786
ProShares Ultra Gold Common Units of Beneficial Interest	268,558,744	200,000	$8,385,392
ProShares Ultra Silver Common Units of Beneficial Interest	1,266,409,983	100,000	$3,076,883
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	9,211,269,195	47,850,000	$695,078,742
ProShares Ultra Yen Common Units of Beneficial Interest	138,726,333	—	$—
ProShares UltraPro 3x Crude Oil ETF Common Units of Beneficial Interest	972,257,226	200,000	$8,203,903
ProShares UltraPro 3x Short Crude Oil ETF Common Units of Beneficial Interest	968,980,552	687,500	$23,827,284
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	167,969,287	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	1,565,234,838	4,200,000	$90,237,490
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	313,407,150	250,000	$9,051,492

Title of Securities Registered	Amount Registered As of March 31, 2018	Shares Sold For the Year Ended March 31, 2018	Sale Price of Shares Sold For the Year Ended March 31, 2018
ProShares UltraShort Euro Common Units of Beneficial Interest	1,895,556,096	500,000	$10,357,941
ProShares UltraShort Gold Common Units of Beneficial Interest	151,720,009	200,000	$13,301,973
ProShares UltraShort Silver Common Units of Beneficial Interest	1,909,187,099	450,000	$14,776,297
ProShares UltraShort Yen Common Units of Beneficial Interest	940,420,616	50,000	$3,516,719
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	1,507,229,883	550,000	$11,690,691
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	519,765,878	1,875,000	$62,436,457
Total:		129,712,500	$3,383,378,775

(b) From January 1, 2018 through March 31, 2018, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short Euro
01/01/18 to 01/31/18	—	$—
02/01/18 to 02/28/18	—	$—
03/01/18 to 03/31/18	—	$—
ProShares Short VIX Short-Term Futures ETF
01/01/18 to 01/31/18	2,500,000	$131.29
02/01/18 to 02/28/18	13,650,000	$12.28
03/01/18 to 03/31/18	—	$—
ProShares Ultra Bloomberg Crude Oil
01/01/18 to 01/31/18	4,800,000	$26.00
02/01/18 to 02/28/18	2,900,000	$25.71
03/01/18 to 03/31/18	1,450,000	$26.89
ProShares Ultra Bloomberg Natural Gas*
01/01/18 to 01/31/18	880,000	$35.16
02/01/18 to 02/28/18	—	$—
03/01/18 to 03/31/18	280,284	$28.61
ProShares Ultra Euro
01/01/18 to 01/31/18	50,000	$17.96
02/01/18 to 02/28/18	50,000	$18.07
03/01/18 to 03/31/18	200,000	$—
ProShares Ultra Gold
01/01/18 to 01/31/18	50,000	$42.35
02/01/18 to 02/28/18	200,000	$42.05
03/01/18 to 03/31/18	—	$—
ProShares Ultra Silver
01/01/18 to 01/31/18	350,000	$34.25
02/01/18 to 02/28/18	250,000	$34.67
03/01/18 to 03/31/18	—	$—
ProShares Ultra VIX Short-Term Futures ETF
01/01/18 to 01/31/18	21,700,000	$10.18
02/01/18 to 02/28/18	30,350,000	$23.60
03/01/18 to 03/31/18	16,900,000	$18.41
ProShares Ultra Yen
01/01/18 to 01/31/18	—	$—
02/01/18 to 02/28/18	—	$—
03/01/18 to 03/31/18	—	$—
ProShares UltraPro 3x Crude Oil ETF
01/01/18 to 01/31/18	150,000	$43.41
02/01/18 to 02/28/18	—	$—
03/01/18 to 03/31/18	—	$—
ProShares UltraPro 3x Short Crude Oil ETF*
01/01/18 to 01/31/18	37,500	$34.33
02/01/18 to 02/28/18	250,000	$41.51
03/01/18 to 03/31/18	25,094	$35.20
ProShares UltraShort Australian Dollar
01/01/18 to 01/31/18	100,000	$44.87
02/01/18 to 02/28/18	50,000	$44.47
03/01/18 to 03/31/18	—	$—
ProShares UltraShort Bloomberg Crude Oil
01/01/18 to 01/31/18	150,000	$21.21
02/01/18 to 02/28/18	3,050,000	$24.54
03/01/18 to 03/31/18	250,000	$20.31
ProShares UltraShort Bloomberg Natural Gas
01/01/18 to 01/31/18	100,000	$35.73
02/01/18 to 02/28/18	200,000	$43.49
03/01/18 to 03/31/18	—	$—
ProShares UltraShort Euro
01/01/18 to 01/31/18	350,000	$20.51
02/01/18 to 02/28/18	200,000	$20.05

Fund	Total Number of Shares Redeemed	Average Price Per Share
03/01/18 to 03/31/18	250,000	$20.19
ProShares UltraShort Gold
01/01/18 to 01/31/18	—	$—
02/01/18 to 02/28/18	50,000	$65.84
03/01/18 to 03/31/18	150,000	$67.72
ProShares UltraShort Silver
01/01/18 to 01/31/18	—	$—
02/01/18 to 02/28/18	200,000	$31.80
03/01/18 to 03/31/18	100,000	$34.08
ProShares UltraShort Yen
01/01/18 to 01/31/18	400,000	$71.66
02/01/18 to 02/28/18	100,000	$70.45
03/01/18 to 03/31/18	—	$—
ProShares VIX Mid-Term Futures ETF
01/01/18 to 01/31/18	—	$—
02/01/18 to 02/28/18	850,000	$25.56
03/01/18 to 03/31/18	—	$—
ProShares VIX Short-Term Futures ETF
01/01/18 to 01/31/18	825,000	$23.95
02/01/18 to 02/28/18	3,575,000	$38.57
03/01/18 to 03/31/18	550,000	$38.89

*	See Note 1 of the Notes to Financial Statements in this Quarterly Report on Form 10-Q regarding the reverse Share splits for ProShares Ultra Bloomberg Natural Gas and ProShares UltraPro 3x Short Crude Oil ETF.

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

PROSHARES TRUST II

/s/ Todd Johnson By: Todd Johnson
Principal Executive Officer

Date: May 10, 2018

/s/ Edward Karpowicz By: Edward Karpowicz
Principal Financial Officer

Date: May 10, 2018