Form 10-Q
period 2018-06-30
ProShares Trust II
filed 2018-08-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018.

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

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$2,572,360	$923,063
Segregated cash balances with brokers for futures contracts	144,210	122,430
Short-term U.S. government and agency obligations (Note 3) (cost $5,686,543 and $6,996,595, respectively)	5,687,064	6,996,235
Interest receivable	1,675	—

Total assets	8,405,309	8,041,728

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	79,491	43,311
Payable to Sponsor	6,489	6,537

Total liabilities	85,980	49,848

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,319,329	7,991,880

Total liabilities and shareholders’ equity	$8,405,309	$8,041,728

Shares outstanding	200,000	200,000

Net asset value per share	$41.60	$39.96

Market value per share (Note 2)	$41.53	$39.99

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(68% of shareholders’ equity)
U.S. Treasury Bills^^:
1.771% due 07/19/18	$400,000	$399,669
1.831% due 08/02/18	300,000	299,541
1.871% due 08/09/18	4,000,000	3,992,337
1.907% due 08/30/18	400,000	398,781
1.886% due 09/13/18	200,000	199,238
1.934% due 10/11/18	200,000	198,917
1.990% due 11/08/18	200,000	198,581

Total short-term U.S. government and agency obligations (cost $5,686,543)		$5,687,064

Futures Contracts Sold

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Euro Fx Currency Futures-CME expires September 2018	57	$8,362,256	$87,213

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$27,459	$22,784	$47,026	$38,480

Expenses
Management fee	19,231	34,086	37,581	70,653
Brokerage commissions	320	453	603	1,103

Total expenses	19,551	34,539	38,184	71,756

Net investment income (loss)	7,908	(11,755)	8,842	(33,276)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	443,811	(817,763)	64,225	(735,506)
Short-term U.S. government and agency obligations	—	(277)	—	(277)

Net realized gain (loss)	443,811	(818,040)	64,225	(735,783)

Change in net unrealized appreciation/depreciation on
Futures contracts	16,282	(65,818)	253,501	(318,481)
Short-term U.S. government and agency obligations	766	(231)	881	78

Change in net unrealized appreciation/depreciation	17,048	(66,049)	254,382	(318,403)

Net realized and unrealized gain (loss)	460,859	(884,089)	318,607	(1,054,186)

Net income (loss)	$468,767	$(895,844)	$327,449	$(1,087,462)

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$7,991,880
Net investment income (loss)	8,842
Net realized gain (loss)	64,225
Change in net unrealized appreciation/depreciation	254,382

Net income (loss)	327,449

Shareholders’ equity, at June 30, 2018	$8,319,329

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$327,449	$(1,087,462)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(203,046,070)	(39,955,220)
Proceeds from sales or maturities of short-term U.S government and agency obligations	204,400,000	44,164,518
Net amortization and accretion on short-term U.S government and agency obligations	(43,878)	(38,480)
Net realized gain (loss) on investments	—	277
Change in unrealized appreciation/depreciation on investments	(881)	(78)
Decrease (Increase) in receivable on futures contracts	—	(11,406)
Decrease (Increase) in interest receivable	(1,675)	—
Increase (Decrease) in payable to Sponsor	(48)	(2,913)
Increase (Decrease) in payable on futures contracts	36,180	(76,666)

Net cash provided by (used in) operating activities	1,671,077	2,992,570

Cash flow from financing activities
Payment on shares redeemed	—	(4,248,634)

Net cash provided by (used in) financing activities	—	(4,248,634)

Net increase (decrease) in cash	1,671,077	(1,256,064)
Cash, beginning of period	1,045,493	2,694,612

Cash, end of period	$2,716,570	$1,438,548

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$82,448,087	$1,468,000
Segregated cash balances with brokers for futures contracts	245,855,801	299,200,276
Short-term U.S. government and agency obligations (Note 3) (cost $92,995,995 and $494,962,509, respectively)	92,995,995	494,910,644
Receivable on open futures contracts	107,311,347	20,758,850
Interest receivable	91,825	—

Total assets	528,703,055	816,337,770

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	44,817,710
Payable on open futures contracts	—	528,750
Payable to Sponsor	444,991	827,439
Payable to Broker	19,297	—

Total liabilities	464,288	46,173,899

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	528,238,767	770,163,871

Total liabilities and shareholders’ equity	$528,703,055	$816,337,770

Shares outstanding	41,350,000	6,050,000

Net asset value per share	$12.77	$127.30

Market value per share (Note 2)	$12.72	$128.21

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$93,000,000	$92,995,995

Total short-term U.S. government and agency obligations (cost $92,995,995)		$92,995,995

Futures Contracts Sold

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
VIX Futures - CBOE, expires July 2018	9,451	$151,452,275	$(18,305,380)
VIX Futures - CBOE, expires August 2018	6,868	112,463,500	(4,223,018)

			$(22,528,398)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$1,311,550	$1,030,436	$3,081,523	$1,382,694

Expenses
Management fee	1,458,197	1,516,291	3,614,293	2,260,276
Brokerage commissions	378,374	880,345	1,716,061	1,394,810
Brokerage fees	120,133	—	146,922	—

Total expenses	1,956,704	2,396,636	5,477,276	3,655,086

Net investment income (loss)	(645,154)	(1,366,200)	(2,395,753)	(2,272,392)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	56,008,377	182,934,500	(1,827,517,354)	282,827,592
Short-term U.S. government and agency obligations	1,119	(7,200)	(259,112)	(11,258)

Net realized gain (loss)	56,009,496	182,927,300	(1,827,776,466)	282,816,334

Change in net unrealized appreciation/depreciation on
Futures contracts	14,232,558	(24,640,794)	(39,569,847)	4,520,180
Short-term U.S. government and agency obligations	(13,111)	22,789	51,865	(1,151)

Change in net unrealized appreciation/depreciation	14,219,447	(24,618,005)	(39,517,982)	4,519,029

Net realized and unrealized gain (loss)	70,228,943	158,309,295	(1,867,294,448)	287,335,363

Net income (loss)	$69,583,789	$156,943,095	$(1,869,690,201)	$285,062,971

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$770,163,871
Addition of 70,000,000 shares	2,359,283,234
Redemption of 34,700,000 shares	(731,518,137)

Net addition (redemption) of 35,300,000 shares	1,627,765,097

Net investment income (loss)	(2,395,753)
Net realized gain (loss)	(1,827,776,466)
Change in net unrealized appreciation/depreciation	(39,517,982)

Net income (loss)	(1,869,690,201)

Shareholders’ equity, at June 30, 2018	$528,238,767

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(1,869,690,201)	$285,062,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(12,775,402,055)	(1,954,981,505)
Proceeds from sales or maturities of short-term U.S government and agency obligations	13,179,156,026	1,466,529,786
Net amortization and accretion on short-term U.S government and agency obligations	(2,046,569)	(1,382,694)
Net realized gain (loss) on investments	259,112	11,258
Change in unrealized appreciation/depreciation on investments	(51,865)	1,151
Decrease (Increase) in receivable on futures contracts	(86,552,497)	(18,820,532)
Decrease (Increase) in interest receivable	(91,825)	—
Increase (Decrease) in payable to Sponsor	(382,448)	298,009
Increase (Decrease) in payable on futures contracts	(528,750)	(325,000)
Increase (Decrease) in payable to Broker	19,297	—

Net cash provided by (used in) operating activities	(1,555,311,775)	(223,606,556)

Cash flow from financing activities
Proceeds from addition of shares	2,359,283,234	1,908,009,880
Payment on shares redeemed	(776,335,847)	(1,636,947,258)

Net cash provided by (used in) financing activities	1,582,947,387	271,062,622

Net increase (decrease) in cash	27,635,612	47,456,066
Cash, beginning of period	300,668,276	57,174,744

Cash, end of period	$328,303,888	$104,630,810

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$21,483,713	$1,532,748
Segregated cash balances with brokers for futures contracts	8,757,975	8,796,755
Segregated cash balances with brokers for swap agreements	6,124,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $365,929,311 and $459,543,053, respectively)	365,955,628	459,515,902
Unrealized appreciation on swap agreements	82,428,870	62,238,361
Receivable on open futures contracts	1,347,708	2,242,001
Interest receivable	38,701	—

Total assets	486,136,595	534,325,767

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	30,522,439	9,464,420
Payable to Sponsor	339,221	415,821

Total liabilities	30,861,660	9,880,241

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	455,274,935	524,445,526

Total liabilities and shareholders’ equity	$486,136,595	$534,325,767

Shares outstanding	13,261,317	22,161,317

Net asset value per share	$34.33	$23.66

Market value per share (Note 2)	$34.38	$23.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$14,000,000	$13,999,397
U.S. Treasury Bills^^:
1.741% due 07/05/18	37,000,000	36,994,790
1.787% due 07/19/18	40,000,000	39,966,944
1.831% due 08/02/18	23,000,000	22,964,845
1.871% due 08/09/18†	110,000,000	109,789,262
1.884% due 08/16/18	3,000,000	2,993,175
1.907% due 08/30/18†	27,000,000	26,917,696
1.888% due 09/13/18†	30,000,000	29,885,634
1.895% due 09/27/18	13,000,000	12,940,780
1.934% due 10/11/18†	16,000,000	15,913,365
1.946% due 10/25/18	12,000,000	11,925,442
1.990% due 11/08/18†	15,000,000	14,893,575
2.036% due 11/23/18	12,000,000	11,903,520
2.049% due 12/06/18†	15,000,000	14,867,203

Total short-term U.S. government and agency obligations (cost $365,929,311)		$365,955,628

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2018	2,687	$194,700,020	$17,289,103

Total Return Swap Agreements^

				Unrealized
	Rate Paid		Notional Amount	Appreciation
	(Received)*	Termination Date	at Value**	(Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	07/06/18	$226,255,400	$29,027,266
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	07/06/18	189,842,536	21,365,763
Swap agreement with Royal Bank of Canada International based on Bloomberg Crude Oil Sub- Index	0.23	07/06/18	21,173,182	1,172,552
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	07/06/18	80,696,770	8,999,126
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	07/06/18	197,792,801	21,864,163

			Total Unrealized Appreciation	$82,428,870

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$1,695,702	$1,572,668	$3,121,667	$2,617,079

Expenses
Management fee	1,018,503	2,013,640	2,091,357	3,975,239
Brokerage commissions	26,970	68,950	45,087	106,267

Total expenses	1,045,473	2,082,590	2,136,444	4,081,506

Net investment income (loss)	650,229	(509,922)	985,223	(1,464,427)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	13,478,548	(32,269,690)	30,228,816	(34,964,008)
Swap agreements	25,742,177	(136,327,308)	121,509,800	(134,045,077)
Short-term U.S. government and agency obligations	—	(1,238)	(6)	(6,249)

Net realized gain (loss)	39,220,725	(168,598,236)	151,738,610	(169,015,334)

Change in net unrealized appreciation/depreciation on
Futures contracts	6,521,153	14,488,348	5,343,124	(4,990,300)
Swap agreements	57,556,218	14,272,649	20,190,509	(114,114,010)
Short-term U.S. government and agency obligations	17,685	28,195	53,468	29,262

Change in net unrealized appreciation/depreciation	64,095,056	28,789,192	25,587,101	(119,075,048)

Net realized and unrealized gain (loss)	103,315,781	(139,809,044)	177,325,711	(288,090,382)

Net income (loss)	$103,966,010	$(140,318,966)	$178,310,934	$(289,554,809)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$524,445,526
Addition of 4,300,000 shares	117,036,583
Redemption of 13,200,000 shares	(364,518,108)

Net addition (redemption) of (8,900,000) shares	(247,481,525)

Net investment income (loss)	985,223
Net realized gain (loss)	151,738,610
Change in net unrealized appreciation/depreciation	25,587,101

Net income (loss)	178,310,934

Shareholders’ equity, at June 30, 2018	$455,274,935

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$178,310,934	$(289,554,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(8,163,708,567)	(2,966,410,064)
Proceeds from sales or maturities of short-term U.S government and agency obligations	8,260,299,661	2,843,055,679
Net amortization and accretion on short-term U.S government and agency obligations	(2,977,358)	(2,617,079)
Net realized gain (loss) on investments	6	6,249
Change in unrealized appreciation/depreciation on investments	(20,243,977)	114,084,748
Decrease (Increase) in receivable on futures contracts	894,293	(9,209,410)
Decrease (Increase) in interest receivable	(38,701)	—
Increase (Decrease) in payable to Sponsor	(76,600)	(147,423)
Increase (Decrease) in brokerage commissions and fees payable	—	(2,332)
Increase (Decrease) in payable on futures contracts	—	(1,993,438)

Net cash provided by (used in) operating activities	252,459,691	(312,787,879)

Cash flow from financing activities
Proceeds from addition of shares	117,036,583	1,039,652,714
Payment on shares redeemed	(343,460,089)	(719,602,834)

Net cash provided by (used in) financing activities	(226,423,506)	320,049,880

Net increase (decrease) in cash	26,036,185	7,262,001
Cash, beginning of period	10,329,503	22,011,155

Cash, end of period	$36,365,688	$29,273,156

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$5,787,922	$4,417,324
Segregated cash balances with brokers for futures contracts	2,294,796	10,299,573
Short-term U.S. government and agency obligations (Note 3) (cost $17,958,439 and $50,963,586, respectively)	17,960,426	50,961,356
Receivable from capital shares sold	—	326,440
Receivable on open futures contracts	—	1,520,156
Interest receivable	6,310	—

Total assets	26,049,454	67,524,849

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,211,794
Payable on open futures contracts	312,516	—
Payable to Sponsor	21,340	44,105

Total liabilities	333,856	4,255,899

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	25,715,598	63,268,950

Total liabilities and shareholders’ equity	$26,049,454	$67,524,849

Shares outstanding (Note 1)	878,150	1,938,434

Net asset value per share (Note 1)	$29.28	$32.64

Market value per share (Note 1) (Note 2)	$29.27	$32.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(70% of shareholders’ equity)
U.S. Treasury Bills^^:
1.771% due 07/19/18	$1,000,000	$999,174
1.831% due 08/02/18	1,000,000	998,471
1.871% due 08/09/18	2,000,000	1,996,168
1.884% due 08/16/18	13,000,000	12,970,425
1.890% due 09/13/18	1,000,000	996,188

Total short-term U.S. government and agency obligations (cost $17,958,439)		$17,960,426

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Natural Gas - NYMEX, expires September 2018	1,773	$51,434,730	$(118,623)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$117,918	$62,796	$253,993	$106,835

Expenses
Management fee	70,511	99,053	175,110	207,945
Brokerage commissions	25,636	25,411	49,657	47,065

Total expenses	96,147	124,464	224,767	255,010

Net investment income (loss)	21,771	(61,668)	29,226	(148,175)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,945,962	(4,648,049)	5,080,774	(19,025,765)
Short-term U.S. government and agency obligations	(11)	(253)	(31)	(672)

Net realized gain (loss)	3,945,951	(4,648,302)	5,080,743	(19,026,437)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,369,992)	(3,330,323)	(7,344,433)	(2,429,899)
Short-term U.S. government and agency obligations	775	(901)	4,217	(408)

Change in net unrealized appreciation/depreciation	(2,369,217)	(3,331,224)	(7,340,216)	(2,430,307)

Net realized and unrealized gain (loss)	1,576,734	(7,979,526)	(2,259,473)	(21,456,744)

Net income (loss)	$1,598,505	$(8,041,194)	$(2,230,247)	$(21,604,919)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$63,268,950
Addition of 750,000 shares (Note 1)	21,556,367
Redemption of 1,810,284 shares (Note 1)	(56,879,472)

Net addition (redemption) of (1,060,284) shares (Note 1)	(35,323,105)

Net investment income (loss)	29,226
Net realized gain (loss)	5,080,743
Change in net unrealized appreciation/depreciation	(7,340,216)

Net income (loss)	(2,230,247)

Shareholders’ equity, at June 30, 2018	$25,715,598

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(2,230,247)	$(21,604,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,227,372,111)	(127,836,007)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,260,597,907	126,186,419
Net amortization and accretion on short-term U.S government and agency obligations	(220,680)	(106,835)
Net realized gain (loss) on investments	31	672
Change in unrealized appreciation/depreciation on investments	(4,217)	408
Decrease (Increase) in receivable on futures contracts	1,520,156	—
Decrease (Increase) in interest receivable	(6,310)	—
Increase (Decrease) in payable to Sponsor	(22,765)	(4,427)
Increase (Decrease) in brokerage commissions and fees payable	—	(433)
Increase (Decrease) in payable on futures contracts	312,516	(1,366,289)

Net cash provided by (used in) operating activities	32,574,280	(24,731,411)

Cash flow from financing activities
Proceeds from addition of shares	21,882,807	44,413,082
Payment on shares redeemed	(61,091,266)	(22,124,935)

Net cash provided by (used in) financing activities	(39,208,459)	22,288,147

Net increase (decrease) in cash	(6,634,179)	(2,443,264)
Cash, beginning of period	14,716,897	8,584,212

Cash, end of period	$8,082,718	$6,140,948

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$4,816,884	$1,416,427
Segregated cash balances with brokers for foreign currency forward contracts	921,000	922,000
Short-term U.S. government and agency obligations (Note 3) (cost $3,288,832 and $6,996,595, respectively)	3,289,040	6,996,235
Unrealized appreciation on foreign currency forward contracts	—	321,609
Interest receivable	561	—

Total assets	9,027,485	9,656,271

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	6,835	7,298
Unrealized depreciation on foreign currency forward contracts	172,054	57,457

Total liabilities	178,889	64,755

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,848,596	9,591,516

Total liabilities and shareholders’ equity	$9,027,485	$9,656,271

Shares outstanding	550,000	550,000

Net asset value per share	$16.09	$17.44

Market value per share (Note 2)	$16.06	$17.46

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(37% of shareholders’ equity)
U.S. Treasury Bills^^:
1.737% due 07/05/18	$500,000	$499,930
1.795% due 07/19/18	700,000	699,422
1.831% due 08/02/18	300,000	299,541
1.907% due 08/30/18	300,000	299,085
1.888% due 09/13/18	400,000	398,475
1.895% due 09/27/18	200,000	199,089
1.934% due 10/11/18	200,000	198,917
1.946% due 10/25/18	100,000	99,379
1.990% due 11/08/18	200,000	198,581
2.036% due 11/23/18	200,000	198,392
2.049% due 12/06/18	200,000	198,229

Total short-term U.S. government and agency obligations (cost $3,288,832)		$3,289,040

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/13/18	7,275,525	$8,579,954	$(77,986)
Euro with UBS AG	07/13/18	8,350,300	9,848,965	(91,046)

				$(169,032)

Contracts to Sell
Euro with UBS AG	07/13/18	(487,200)	$(566,306)	$(3,022)

				$(3,022)

			Total Unrealized Depreciation	$(172,054)

^

The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$24,676	$24,972	$49,755	$39,752

Expenses
Management fee	21,340	34,480	44,932	64,547

Total expenses	21,340	34,480	44,932	64,547

Net investment income (loss)	3,336	(9,508)	4,823	(24,795)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,110,032)	2,035,177	(309,519)	1,406,509
Short-term U.S. government and agency obligations	7	147	7	147

Net realized gain (loss)	(1,110,025)	2,035,324	(309,512)	1,406,656

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	46,013	(10,405)	(436,206)	883,923
Short-term U.S. government and agency obligations	333	345	568	536

Change in net unrealized appreciation/depreciation	46,346	(10,060)	(435,638)	884,459

Net realized and unrealized gain (loss)	(1,063,679)	2,025,264	(745,150)	2,291,115

Net income (loss)	$(1,060,343)	$2,015,756	$(740,327)	$2,266,320

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$9,591,516
Addition of 150,000 shares	2,653,492
Redemption of 150,000 shares	(2,656,085)

Net addition (redemption) of 0 shares	(2,593)

Net investment income (loss)	4,823
Net realized gain (loss)	(309,512)
Change in net unrealized appreciation/depreciation	(435,638)

Net income (loss)	(740,327)

Shareholders’ equity, at June 30, 2018	$8,848,596

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(740,327)	$2,266,320
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(284,242,967)	(26,852,756)
Proceeds from sales or maturities of short-term U.S government and agency obligations	287,999,612	26,788,597
Net amortization and accretion on short-term U.S government and agency obligations	(48,875)	(39,752)
Net realized gain (loss) on investments	(7)	(147)
Change in unrealized appreciation/depreciation on investments	435,638	(884,459)
Decrease (Increase) in interest receivable	(561)	—
Increase (Decrease) in payable to Sponsor	(463)	434

Net cash provided by (used in) operating activities	3,402,050	1,278,237

Cash flow from financing activities
Proceeds from addition of shares	2,653,492	10,734,541
Payment on shares redeemed	(2,656,085)	(11,987,367)

Net cash provided by (used in) financing activities	(2,593)	(1,252,826)

Net increase (decrease) in cash	3,399,457	25,411
Cash, beginning of period	2,338,427	606,393

Cash, end of period	$5,737,884	$631,804

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,479,628	$1,237,103
Segregated cash balances with brokers for futures contracts	6,956	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $87,844,378 and $88,890,367, respectively)	87,847,390	88,884,844
Unrealized appreciation on forward agreements	—	3,646,355
Receivable on open futures contracts	700	2,420

Total assets	89,334,674	93,779,522

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	69,192	70,774
Unrealized depreciation on forward agreements	7,152,896	—

Total liabilities	7,222,088	70,774

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	82,112,586	93,708,748

Total liabilities and shareholders’ equity	$89,334,674	$93,779,522

Shares outstanding	2,250,000	2,350,000

Net asset value per share	$36.49	$39.88

Market value per share (Note 2)	$36.56	$40.67

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$41,000,000	$40,998,234
U.S. Treasury Bills^^:
1.741% due 07/05/18	8,000,000	7,998,874
1.783% due 07/19/18	7,000,000	6,994,215
1.831% due 08/02/18†	5,000,000	4,992,357
1.884% due 08/16/18†	1,000,000	997,725
1.907% due 08/30/18†	6,000,000	5,981,710
1.888% due 09/13/18†	6,000,000	5,977,127
1.895% due 09/27/18†	2,000,000	1,990,889
1.934% due 10/11/18†	3,000,000	2,983,756
1.946% due 10/25/18†	2,000,000	1,987,574
1.990% due 11/08/18†	3,000,000	2,978,715
2.036% due 11/23/18†	2,000,000	1,983,920
2.049% due 12/06/18†	2,000,000	1,982,294

Total short-term U.S. government and agency obligations (cost $87,844,378)		$87,847,390

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2018	2	$250,900	$(15,120)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	2.55%	07/06/18	$47,200	$59,059,000	$(2,546,835)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	2.67	07/06/18	37,420	46,820,652	(1,977,494)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	2.67	07/06/18	13,000	16,265,860	(676,179)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	2.53	07/06/18	33,400	41,789,746	(1,952,388)

				Total Unrealized Depreciation	$(7,152,896)

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$392,349	$178,660	$704,893	$300,135

Expenses
Management fee	217,921	225,316	442,935	467,757
Brokerage commissions	9	10	28	29

Total expenses	217,930	225,326	442,963	467,786

Net investment income (loss)	174,419	(46,666)	261,930	(167,651)

Realized and unrealized gain (loss) on investment activity Net realized gain (loss) on
Futures contracts	(1,181)	3,280	6,179	(5,821)
Forward agreements	(5,705,809)	8,449,061	2,942,106	17,905,652
Short-term U.S. government and agency obligations	—	653	(172)	548

Net realized gain (loss)	(5,706,990)	8,452,994	2,948,113	17,900,379

Change in net unrealized appreciation/depreciation on
Futures contracts	(14,680)	(5,740)	(20,600)	21,960
Forward agreements	(5,784,479)	(9,839,036)	(10,799,251)	(3,466,379)
Short-term U.S. government and agency obligations	(4,670)	3,638	8,535	3,815

Change in net unrealized appreciation/depreciation	(5,803,829)	(9,841,138)	(10,811,316)	(3,440,604)

Net realized and unrealized gain (loss)	(11,510,819)	(1,388,144)	(7,863,203)	14,459,775

Net income (loss)	$(11,336,400)	$(1,434,810)	$(7,601,273)	$14,292,124

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$93,708,748
Addition of 300,000 shares	12,216,052
Redemption of 400,000 shares	(16,210,941)

Net addition (redemption) of (100,000) shares	(3,994,889)

Net investment income (loss)	261,930
Net realized gain (loss)	2,948,113
Change in net unrealized appreciation/depreciation	(10,811,316)

Net income (loss)	(7,601,273)

Shareholders’ equity, at June 30, 2018	$82,112,586

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(7,601,273)	$14,292,124
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,169,347,840)	(248,693,041)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,171,098,513	248,394,829
Net amortization and accretion on short-term U.S government and agency obligations	(704,856)	(300,116)
Net realized gain (loss) on investments	172	(548)
Change in unrealized appreciation/depreciation on investments	10,790,716	3,462,564
Decrease (Increase) in receivable on futures contracts	1,720	—
Increase (Decrease) in payable to Sponsor	(1,582)	463
Increase (Decrease) in payable on futures contracts	—	80

Net cash provided by (used in) operating activities	4,235,570	17,156,355

Cash flow from financing activities
Proceeds from addition of shares	12,216,052	12,476,159
Payment on shares redeemed	(16,210,941)	(30,177,649)

Net cash provided by (used in) financing activities	(3,994,889)	(17,701,490)

Net increase (decrease) in cash	240,681	(545,135)
Cash, beginning of period	1,245,903	1,275,551

Cash, end of period	$1,486,584	$730,416

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,840,874	$1,113,594
Segregated cash balances with brokers for futures contracts	8,079	10,340
Segregated cash balances with brokers for forward agreements	8,448,000	3,343,000
Short-term U.S. government and agency obligations (Note 3) (cost $212,497,644 and $235,605,469, respectively)	212,508,884	235,581,716
Unrealized appreciation on forward agreements	—	21,735,334
Receivable on open futures contracts	1,570	2,220

Total assets	222,807,407	261,786,204

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,354,851
Payable to Sponsor	175,558	186,657
Unrealized depreciation on forward agreements	14,148,711	—

Total liabilities	14,324,269	3,541,508

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	208,483,138	258,244,696

Total liabilities and shareholders’ equity	$222,807,407	$261,786,204

Shares outstanding	7,096,526	7,696,526

Net asset value per share	$29.38	$33.55

Market value per share (Note 2)	$29.66	$33.85

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$56,000,000	$55,997,588
U.S. Treasury Bills^^:
1.741% due 07/05/18	20,000,000	19,997,184
1.785% due 07/19/18	20,000,000	19,983,472
1.831% due 08/02/18	12,000,000	11,981,658
1.871% due 08/09/18†	20,000,000	19,961,684
1.884% due 08/16/18†	13,000,000	12,970,425
1.907% due 08/30/18†	14,000,000	13,957,324
1.888% due 09/13/18†	16,000,000	15,939,005
1.895% due 09/27/18†	7,000,000	6,968,112
1.934% due 10/11/18†	8,000,000	7,956,683
1.946% due 10/25/18†	6,000,000	5,962,721
1.990% due 11/08/18†	8,000,000	7,943,240
2.036% due 11/23/18	6,000,000	5,951,760
2.049% due 12/06/18†	7,000,000	6,938,028

Total short-term U.S. government and agency obligations (cost $212,497,644)		$212,508,884

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2018	2	$161,980	$(7,970)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/ Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	2.65%	07/06/18	$8,802,000	$141,190,241	$(4,560,857)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	2.85	07/06/18	7,030,800	112,778,954	(4,075,705)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	2.83	07/06/18	3,284,000	52,677,330	(1,789,967)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	2.85	07/06/18	6,865,000	110,119,406	(3,722,182)

				Total Unrealized Depreciation	$(14,148,711)

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of June 30, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$928,110	$518,829	$1,701,974	$884,169

Expenses
Management fee	541,678	651,232	1,101,124	1,358,786
Brokerage commissions	21	29	31	39

Total expenses	541,699	651,261	1,101,155	1,358,825

Net investment income (loss)	386,411	(132,432)	600,819	(474,656)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,130	(13,026)	(920)	(20,826)
Forward agreements	(5,630,367)	(10,926,116)	7,175,426	19,283,572
Short-term U.S. government and agency obligations	—	97	(372)	198

Net realized gain (loss)	(5,627,237)	(10,939,045)	7,174,134	19,262,944

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,000)	(4,740)	(9,570)	24,980
Forward agreements	(4,039,563)	(41,681,649)	(35,884,045)	(14,429,766)
Short-term U.S. government and agency obligations	1,991	12,512	34,993	6,660

Change in net unrealized appreciation/depreciation	(4,041,572)	(41,673,877)	(35,858,622)	(14,398,126)

Net realized and unrealized gain (loss)	(9,668,809)	(52,612,922)	(28,684,488)	4,864,818

Net income (loss)	$(9,282,398)	$(52,745,354)	$(28,083,669)	$4,390,162

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$258,244,696
Addition of 500,000 shares	15,385,625
Redemption of 1,100,000 shares	(37,063,514)

Net addition (redemption) of (600,000) shares	(21,677,889)

Net investment income (loss)	600,819
Net realized gain (loss)	7,174,134
Change in net unrealized appreciation/depreciation	(35,858,622)

Net income (loss)	(28,083,669)

Shareholders’ equity, at June 30, 2018	$208,483,138

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(28,083,669)	$4,390,162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,679,886,868)	(969,953,635)
Proceeds from sales or maturities of short-term U.S government and agency obligations	3,704,696,262	985,364,623
Net amortization and accretion on short-term U.S government and agency obligations	(1,701,941)	(884,146)
Net realized gain (loss) on investments	372	(198)
Change in unrealized appreciation/depreciation on investments	35,849,052	14,423,106
Decrease (Increase) in receivable on futures contracts	650	—
Increase (Decrease) in payable to Sponsor	(11,099)	(14,159)
Increase (Decrease) in payable on futures contracts	—	(2,020)

Net cash provided by (used in) operating activities	30,862,759	33,323,733

Cash flow from financing activities
Proceeds from addition of shares	15,385,625	22,323,954
Payment on shares redeemed	(40,418,365)	(56,695,492)

Net cash provided by (used in) financing activities	(25,032,740)	(34,371,538)

Net increase (decrease) in cash	5,830,019	(1,047,805)
Cash, beginning of period	4,466,934	1,678,901

Cash, end of period	$10,296,953	$631,096

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$76,593,664	$1,539,237
Segregated cash balances with brokers for futures contracts	207,972,298	87,211,683
Segregated cash balances with brokers for swap agreements	41,897,750	—
Short-term U.S. government and agency obligations (Note 3) (cost $42,998,148 and $287,546,397, respectively)	42,998,148	287,533,132
Unrealized appreciation on swap agreements	1,302,919	—
Receivable from capital shares sold	—	516,930
Receivable on open futures contracts	11,391,946	17,578,451
Interest receivable	79,464	—

Total assets	382,236,189	394,379,433

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	10,790,397	—
Payable on open futures contracts	10,736,763	—
Payable to Sponsor	359,071	344,292
Unrealized depreciation on swap agreements	1,038,439	—

Total liabilities	22,924,670	344,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	359,311,519	394,035,141

Total liabilities and shareholders’ equity	$382,236,189	$394,379,433

Shares outstanding	29,327,238	38,127,238

Net asset value per share	$12.25	$10.33

Market value per share (Note 2)	$12.34	$10.21

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(12% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$43,000,000	$42,998,148

Total short-term U.S. government and agency obligations (cost $42,998,148)		$42,998,148

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires July 2018	15,203	$243,628,075	$32,168,348
VIX Futures - CBOE, expires August 2018	11,063	181,156,625	7,629,081

			$39,797,429

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Deutsche Bank based on S&P 500 VIX Short-Term Futures Index	11.98%	07/20/18	$18,250,660	$1,302,919
Swap agreement with Goldman Sachs based on iPath S&P 500 VIX Short-Term Futures	3.10	07/25/18	95,963,878	(1,038,439)

				$264,480

			Total Unrealized Appreciation	$ 1,302,919

			Total Unrealized Depreciation	$(1,038,439)

^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of June 30, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$573,151	$595,569	$1,239,894	$966,554

Expenses
Management fee	1,004,304	918,110	1,847,115	1,839,772
Brokerage commissions	651,493	901,683	1,542,921	1,668,516

Total expenses	1,655,797	1,819,793	3,390,036	3,508,288

Net investment income (loss)	(1,082,646)	(1,224,224)	(2,150,142)	(2,541,734)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(118,198,965)	(153,988,983)	271,337,181	(519,504,171)
Swap agreements	(37,618,139)	—	(10,544,505)	—
Short-term U.S. government and agency obligations	1,878	1,564	(7,731)	(20,751)

Net realized gain (loss)	(155,815,226)	(153,987,419)	260,784,945	(519,524,922)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,613,735	30,318,423	74,263,549	1,724,768
Swap agreements	1,457,806	—	264,480	—
Short-term U.S. government and agency obligations	(6,630)	11,633	13,265	12,516

Change in net unrealized appreciation/depreciation	7,064,911	30,330,056	74,541,294	1,737,284

Net realized and unrealized gain (loss)	(148,750,315)	(123,657,363)	335,326,239	(517,787,638)

Net income (loss)	$(149,832,961)	$(124,881,587)	$333,176,097	$(520,329,372)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$394,035,141
Addition of 86,200,000 shares	1,199,577,093
Redemption of 95,000,000 shares	(1,567,476,812)

Net addition (redemption) of (8,800,000) shares	(367,899,719)

Net investment income (loss)	(2,150,142)
Net realized gain (loss)	260,784,945
Change in net unrealized appreciation/depreciation	74,541,294

Net income (loss)	333,176,097

Shareholders’ equity, at June 30, 2018	$359,311,519

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$333,176,097	$(520,329,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,924,241,418)	(1,436,930,485)
Proceeds from sales or maturities of short-term U.S government and agency obligations	6,169,565,730	1,516,392,324
Net amortization and accretion on short-term U.S government and agency obligations	(783,794)	(966,554)
Net realized gain (loss) on investments	7,731	20,751
Change in unrealized appreciation/depreciation on investments	(277,745)	(12,516)
Decrease (Increase) in receivable on futures contracts	6,186,505	7,027,550
Decrease (Increase) in interest receivable	(79,464)	—
Increase (Decrease) in payable to Sponsor	14,779	(101,746)
Increase (Decrease) in payable on futures contracts	10,736,763	2,445,960

Net cash provided by (used in) operating activities	594,305,184	(432,454,088)

Cash flow from financing activities
Proceeds from addition of shares	1,200,094,023	1,114,068,155
Payment on shares redeemed	(1,556,686,415)	(722,177,029)

Net cash provided by (used in) financing activities	(356,592,392)	391,891,126

Net increase (decrease) in cash	237,712,792	(40,562,962)
Cash, beginning of period	88,750,920	82,333,580

Cash, end of period	$326,463,712	$41,770,618

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$1,669,729	$903,472
Segregated cash balances with brokers for foreign currency forward contracts	251,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $997,983 and $1,998,216, respectively)	998,084	1,997,933
Unrealized appreciation on foreign currency forward contracts	311	—
Interest receivable	207	—

Total assets	2,919,331	2,901,405

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,293	2,312
Unrealized depreciation on foreign currency forward contracts	24,570	34,824

Total liabilities	26,863	37,136

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,892,468	2,864,269

Total liabilities and shareholders’ equity	$2,919,331	$2,901,405

Shares outstanding	49,970	49,970

Net asset value per share	$57.88	$57.32

Market value per share (Note 2)	$58.33	$57.45

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills^^:
1.871% due 08/09/18	$1,000,000	$998,084

Total short-term U.S. government and agency obligations (cost $997,983)		$998,084

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/13/18	324,525,000	$2,944,608	$(11,895)
Yen with UBS AG	07/13/18	325,871,400	2,957,555	(12,675)

			Total Unrealized Depreciation	$(24,570)

Contracts to Sell
Yen with Goldman Sachs International	07/13/18	(2,934,400)	$(26,527)	$10
Yen with UBS AG	07/13/18	(7,607,800)	(69,053)	301

			Total Unrealized Appreciation	$311

^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$4,582	$6,876	$8,736	$11,186

Expenses
Management fee	7,109	14,326	14,332	27,969

Total expenses	7,109	14,326	14,332	27,969

Net investment income (loss)	(2,527)	(7,450)	(5,596)	(16,783)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(299,704)	424,094	22,846	342,583
Short-term U.S. government and agency obligations	—	—	—	(32)

Net realized gain (loss)	(299,704)	424,094	22,846	342,551

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	22,366	(590,497)	10,565	(793)
Short-term U.S. government and agency obligations	202	533	384	471

Change in net unrealized appreciation/depreciation	22,568	(589,964)	10,949	(322)

Net realized and unrealized gain (loss)	(277,136)	(165,870)	33,795	342,229

Net income (loss)	$(279,663)	$(173,320)	$28,199	$325,446

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$2,864,269
Net investment income (loss)	(5,596)
Net realized gain (loss)	22,846
Change in net unrealized appreciation/depreciation	10,949

Net income (loss)	28,199

Shareholders’ equity, at June 30, 2018	$2,892,468

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$28,199	$325,446
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,291,238)	(8,989,185)
Proceeds from sales or maturities of short-term U.S government and agency obligations	10,300,000	10,284,783
Net amortization and accretion on short-term U.S government and agency obligations	(8,529)	(11,186)
Net realized gain (loss) on investments	—	32
Change in unrealized appreciation/depreciation on investments	(10,949)	322
Decrease (Increase) in interest receivable	(207)	—
Increase (Decrease) in payable to Sponsor	(19)	193

Net cash provided by (used in) operating activities	1,017,257	1,610,405

Cash flow from financing activities
Net increase (decrease) in cash	1,017,257	1,610,405
Cash, beginning of period	903,472	604,691

Cash, end of period	$1,920,729	$2,215,096

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$34,725,311	$9,683,852
Segregated cash balances with brokers for futures contracts	5,506,798	1,285,048
Receivable on open futures contracts	600,653	289,395
Offering costs (Note 5)	—	52,846
Limitation by Sponsor	—	24,342

Total assets	40,832,762	11,335,483

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	23,651	—

Total liabilities	23,651	—

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	40,809,111	11,335,483

Total liabilities and shareholders’ equity	$40,832,762	$11,335,483

Shares outstanding	650,000	300,008

Net asset value per share	$62.78	$37.78

Market value per share (Note 2)	$63.02	$37.23

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2018	1,690	$122,457,400	$9,905,484

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,			January 13, 2017
	2018	2017	Six Months Ended June 30, 2018	(Inception) through June 30, 2017
Investment Income
Interest	$2,443	$—	$4,988	$—

Expenses
Management fee	53,597	—	55,692	—
Brokerage commissions	13,797	10,401	19,473	11,274
Offering costs	—	36,999	52,846	39,845
Limitation by Sponsor	—	(6,401)	(26,957)	(8,302)

Total expenses	67,394	40,999	101,054	42,817

Net investment income (loss)	(64,951)	(40,999)	(96,066)	(42,817)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,740,951	(1,832,876)	3,361,776	(1,833,835)

Net realized gain (loss)	1,740,951	(1,832,876)	3,361,776	(1,833,835)

Change in net unrealized appreciation/depreciation on
Futures contracts	6,901,529	(272,129)	8,487,486	578,453

Change in net unrealized appreciation/depreciation	6,901,529	(272,129)	8,487,486	578,453

Net realized and unrealized gain (loss)	8,642,480	(2,105,005)	11,849,262	(1,255,382)

Net income (loss)	$8,577,529	$(2,146,004)	$11,753,196	$(1,298,199)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$11,335,483
Addition of 600,000 shares	29,844,757
Redemption of 250,008 shares	(12,124,325)

Net addition (redemption) of 349,992 shares	17,720,432

Net investment income (loss)	(96,066)
Net realized gain (loss)	3,361,776
Change in net unrealized appreciation/depreciation	8,487,486

Net income (loss)	11,753,196

Shareholders’ equity, at June 30, 2018	$40,809,111

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2018	January 13, 2017 (Inception) through June 30, 2017
Cash flow from operating activities
Net income (loss)	$11,753,196	$(1,298,199)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in receivable on futures contracts	(311,258)	(1,217,969)
Decrease (Increase) in Limitation by Sponsor	24,342	(8,302)
Amortization of offering cost	52,846	39,845
Increase (Decrease) in payable to Sponsor	23,651	—

Net cash provided by (used in) operating activities	11,542,777	(2,484,625)

Cash flow from financing activities
Proceeds from addition of shares	29,844,757	24,649,481
Payment on shares redeemed	(12,124,325)	(2,851,396)

Net cash provided by (used in) financing activities	17,720,432	21,798,085

Net increase (decrease) in cash	29,263,209	19,313,460
Cash, beginning of period	10,968,900	—

Cash, end of period	$40,232,109	$19,313,460

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$17,787,247	$19,203,543
Segregated cash balances with brokers for futures contracts	2,927,955	2,396,625
Receivable from capital shares sold	1,931,847	—
Offering costs (Note 5)	—	52,797
Limitation by Sponsor	—	35,309

Total assets	22,647,049	21,688,274

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	907,203	527,098
Payable to Sponsor	16,649	—

Total liabilities	923,852	527,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	21,723,197	21,161,176

Total liabilities and shareholders’ equity	$22,647,049	$21,688,274

Shares outstanding (Note 1)	1,124,906	500,002

Net asset value per share (Note 1)	$19.31	$42.32

Market value per share (Note 1) (Note 2)	$19.27	$42.88

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2018	899	$65,141,540	$(5,442,454)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,			January 13, 2017
	2018	2017	Six Months Ended June 30, 2018	(Inception) through June 30, 2017
Investment Income
Interest	$2,063	$—	$6,267	$—
Expenses
Management fee	52,273	—	55,810	—
Brokerage commissions	15,245	6,949	30,505	7,901
Offering costs	—	36,999	52,797	39,845
Limitation by Sponsor	—	(20,149)	(176)	(22,116)

Total expenses	67,518	23,799	138,936	25,630

Net investment income (loss)	(65,455)	(23,799)	(132,669)	(25,630)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,793,148)	1,878,109	(11,469,115)	1,772,343

Net realized gain (loss)	(6,793,148)	1,878,109	(11,469,115)	1,772,343

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,707,316)	416,232	(2,454,299)	(245,274)

Change in net unrealized appreciation/depreciation	(1,707,316)	416,232	(2,454,299)	(245,274)

Net realized and unrealized gain (loss)	(8,500,464)	2,294,341	(13,923,414)	1,527,069

Net income (loss)	$(8,565,919)	$2,270,542	$(14,056,083)	$1,501,439

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$21,161,176
Addition of 1,287,500 shares (Note 1)	37,920,908
Redemption of 662,596 shares (Note 1)	(23,302,804)

Net addition (redemption) of 624,904 shares (Note 1)	14,618,104

Net investment income (loss)	(132,669)
Net realized gain (loss)	(11,469,115)
Change in net unrealized appreciation/depreciation	(2,454,299)

Net income (loss)	(14,056,083)

Shareholders’ equity, at June 30, 2018	$21,723,197

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2018	January 13, 2017 (Inception) through June 30, 2017
Cash flow from operating activities
Net income (loss)	$(14,056,083)	$1,501,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in Limitation by Sponsor	35,309	(22,116)
Decrease (Increase) in interest receivable	—	—
Amortization of offering cost	52,797	39,845
Increase (Decrease) in payable to Sponsor	16,649	—
Increase (Decrease) in payable on futures contracts	380,105	376,001

Net cash provided by (used in) operating activities	(13,571,223)	1,895,169

Cash flow from financing activities
Proceeds from addition of shares	35,989,061	8,281,419
Payment on shares redeemed	(23,302,804)	(4,490,543)

Net cash provided by (used in) financing activities	12,686,257	3,790,876

Net increase (decrease) in cash	(884,966)	5,686,045
Cash, beginning of period	21,600,168	—

Cash, end of period	$20,715,202	$5,686,045

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$2,391,596	$1,297,022
Segregated cash balances with brokers for futures contracts	300,505	485,375
Short-term U.S. government and agency obligations (Note 3) (cost $4,988,035 and $11,984,898, respectively)	4,988,329	11,983,904
Interest receivable	221	—

Total assets	7,680,651	13,766,301

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	97,119	52,950
Payable to Sponsor	5,768	11,249

Total liabilities	102,887	64,199

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,577,764	13,702,102

Total liabilities and shareholders’ equity	$7,680,651	$13,766,301

Shares outstanding	150,000	300,000

Net asset value per share	$50.52	$45.67

Market value per share (Note 2)	$51.20	$45.72

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$1,000,000	$999,957
U.S. Treasury Bills^^:
1.737% due 07/05/18	500,000	499,930
1.792% due 07/19/18	600,000	599,504
1.831% due 08/02/18	300,000	299,541
1.871% due 08/09/18	1,000,000	998,084
1.907% due 08/30/18	300,000	299,086
1.888% due 09/13/18	400,000	398,475
1.895% due 09/27/18	100,000	99,544
1.934% due 10/11/18	200,000	198,917
1.946% due 10/25/18	100,000	99,379
1.990% due 11/08/18	100,000	99,291
2.036% due 11/23/18	200,000	198,392
2.049% due 12/06/18	200,000	198,229

Total short-term U.S. government and agency obligations (cost $4,988,035)		$4,988,329

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires September 2018	205	$15,165,900	$391,770

^^ Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$23,124	$21,253	$44,263	$35,524

Expenses
Management fee	17,184	34,714	36,668	69,846
Brokerage commissions	1,190	2,065	2,710	4,533

Total expenses	18,374	36,779	39,378	74,379

Net investment income (loss)	4,750	(15,526)	4,885	(38,855)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	415,369	64,976	(704,621)	(467,251)
Short-term U.S. government and agency obligations	—	(155)	(247)	(155)

Net realized gain (loss)	415,369	64,821	(704,868)	(467,406)

Change in net unrealized appreciation/depreciation on
Futures contracts	93,610	(208,036)	1,284,990	(1,640,650)
Short-term U.S. government and agency obligations	539	570	1,288	857

Change in net unrealized appreciation/depreciation	94,149	(207,466)	1,286,278	(1,639,793)

Net realized and unrealized gain (loss)	509,518	(142,645)	581,410	(2,107,199)

Net income (loss)	$514,268	$(158,171)	$586,295	$(2,146,054)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$13,702,102
Redemption of 150,000 shares	(6,710,633)

Net addition (redemption) of (150,000) shares	(6,710,633)

Net investment income (loss)	4,885
Net realized gain (loss)	(704,868)
Change in net unrealized appreciation/depreciation	1,286,278

Net income (loss)	586,295

Shareholders’ equity, at June 30, 2018	$7,577,764

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$586,295	$(2,146,054)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(150,158,646)	(48,960,668)
Proceeds from sales or maturities of short-term U.S government and agency obligations	157,198,666	51,910,220
Net amortization and accretion on short-term U.S government and agency obligations	(43,404)	(35,524)
Net realized gain (loss) on investments	247	155
Change in unrealized appreciation/depreciation on investments	(1,288)	(857)
Decrease (Increase) in interest receivable	(221)	—
Increase (Decrease) in payable to Sponsor	(5,481)	(2,395)
Increase (Decrease) in payable on futures contracts	44,169	(16,740)

Net cash provided by (used in) operating activities	7,620,337	748,137

Cash flow from financing activities
Payment on shares redeemed	(6,710,633)	(2,492,445)

Net cash provided by (used in) financing activities	(6,710,633)	(2,492,445)

Net increase (decrease) in cash	909,704	(1,744,308)
Cash, beginning of period	1,782,397	3,749,149

Cash, end of period	$2,692,101	$2,004,841

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$28,385,943	$1,120,278
Segregated cash balances with brokers for futures contracts	3,349,810	2,567,813
Segregated cash balances with brokers for swap agreements	1,696,500	—
Short-term U.S. government and agency obligations (Note 3) (cost $173,645,496 and $253,669,155, respectively)	173,652,213	253,646,823
Receivable from capital shares sold	5,226,159	—
Interest receivable	35,781	—

Total assets	212,346,406	257,334,914

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	933,720	693,787
Payable to Sponsor	131,902	190,701
Unrealized depreciation on swap agreements	33,768,200	30,607,142

Total liabilities	34,833,822	31,491,630

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	177,512,584	225,843,284

Total liabilities and shareholders’ equity	$212,346,406	$257,334,914

Shares outstanding	11,889,884	9,289,884

Net asset value per share	$14.93	$24.31

Market value per share (Note 2)	$14.91	$24.56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$70,000,000	$69,996,985
U.S. Treasury Bills^^:
1.741% due 07/05/18	15,000,000	14,997,888
1.786% due 07/19/18	17,000,000	16,985,951
1.831% due 08/02/18†	10,000,000	9,984,715
1.871% due 08/09/18†	5,000,000	4,990,421
1.907% due 08/30/18†	12,000,000	11,963,420
1.888% due 09/13/18†	12,000,000	11,954,254
1.895% due 09/27/18†	5,000,000	4,977,223
1.934% due 10/11/18†	7,000,000	6,962,097
1.946% due 10/25/18†	4,000,000	3,975,147
1.990% due 11/08/18†	6,000,000	5,957,430
2.036% due 11/23/18†	5,000,000	4,959,800
2.049% due 12/06/18†	6,000,000	5,946,882

Total short-term U.S. government and agency obligations (cost $173,645,496)		$173,652,213

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2018	1,028	$74,488,880	$(7,161,949)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	(0.18)%	07/06/18	$(91,601,590)	$(11,914,957)
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	(0.25)	07/06/18	(62,787,144)	(8,713,478)
Swap agreement with RBC, N.A. based on Bloomberg
Crude Oil Sub-Index	(0.23)	07/06/18	(25,944,244)	(944,591)
Swap agreement with Societe Generale based on
Bloomberg Crude Oil Sub-Index	(0.25)	07/06/18	(32,467,552)	(3,627,720)
Swap agreement with UBS AG based on Bloomberg
Crude Oil Sub-Index	(0.25)	07/06/18	(67,673,814)	(8,567,454)

			Total Unrealized Depreciation	$(33,768,200)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$789,599	$280,496	$1,519,016	$539,542

Expenses
Management fee	429,580	381,832	957,534	917,856
Brokerage commissions	16,521	19,058	28,502	32,780

Total expenses	446,101	400,890	986,036	950,636

Net investment income (loss)	343,498	(120,394)	532,980	(411,094)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,767,297)	16,112,079	(8,129,986)	18,645,592
Swap agreements	(21,896,224)	44,264,125	(67,629,685)	40,580,745
Short-term U.S. government and agency obligations	545	(1,875)	358	(1,483)

Net realized gain (loss)	(27,662,976)	60,374,329	(75,759,313)	59,224,854

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,472,115)	(4,670,019)	(3,199,301)	585,052
Swap agreements	(19,170,175)	(10,225,187)	(3,161,058)	24,459,576
Short-term U.S. government and agency obligations	3,687	14,136	29,049	3,556

Change in net unrealized appreciation/depreciation	(21,638,603)	(14,881,070)	(6,331,310)	25,048,184

Net realized and unrealized gain (loss)	(49,301,579)	45,493,259	(82,090,623)	84,273,038

Net income (loss)	$(48,958,081)	$45,372,865	$(81,557,643)	$83,861,944

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$225,843,284
Addition of 8,700,000 shares	166,184,204
Redemption of 6,100,000 shares	(132,957,261)

Net addition (redemption) of 2,600,000 shares	33,226,943

Net investment income (loss)	532,980
Net realized gain (loss)	(75,759,313)
Change in net unrealized appreciation/depreciation	(6,331,310)

Net income (loss)	(81,557,643)

Shareholders’ equity, at June 30, 2018	$177,512,584

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(81,557,643)	$83,861,944
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,309,513,192)	(538,411,241)
Proceeds from sales or maturities of short-term U.S government and agency obligations	4,390,983,509	642,706,972
Net amortization and accretion on short-term U.S government and agency obligations	(1,446,300)	(539,542)
Net realized gain (loss) on investments	(358)	1,483
Change in unrealized appreciation/depreciation on investments	3,132,009	(24,463,132)
Decrease (Increase) in interest receivable	(35,781)	—
Increase (Decrease) in payable to Sponsor	(58,799)	(52,894)
Increase (Decrease) in payable on futures contracts	239,933	1,509,485

Net cash provided by (used in) operating activities	1,743,378	164,613,075

Cash flow from financing activities
Proceeds from addition of shares	160,958,045	192,713,160
Payment on shares redeemed	(132,957,261)	(360,702,384)

Net cash provided by (used in) financing activities	28,000,784	(167,989,224)

Net increase (decrease) in cash	29,744,162	(3,376,149)
Cash, beginning of period	3,688,091	7,647,292

Cash, end of period	$33,432,253	$4,271,143

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,986,291	$1,886,831
Segregated cash balances with brokers for futures contracts	601,509	1,123,375
Short-term U.S. government and agency obligations (Note 3) (cost $4,092,929 and $3,999,667, respectively)	4,093,202	3,999,751
Receivable on open futures contracts	70,049	—
Interest receivable	629	—

Total assets	6,751,680	7,009,957

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	104,104
Payable to Sponsor	4,831	3,110

Total liabilities	4,831	107,214

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,746,849	6,902,743

Total liabilities and shareholders’ equity	$6,751,680	$7,009,957

Shares outstanding	174,832	174,832

Net asset value per share	$38.59	$39.48

Market value per share (Note 2)	$38.62	$39.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$1,000,000	$999,957
U.S. Treasury Bills^^:
1.737% due 07/05/18	200,000	199,972
1.799% due 07/19/18	300,000	299,752
1.831% due 08/02/18	100,000	99,847
1.871% due 08/09/18	2,000,000	1,996,168
1.907% due 08/30/18	100,000	99,695
1.888% due 09/13/18	200,000	199,238
1.934% due 10/11/18	100,000	99,458
2.049% due 12/06/18	100,000	99,115

Total short-term U.S. government and agency obligations (cost $4,092,929)		$4,093,202

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2018	465	$13,489,650	$6,272

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$15,929	$9,532	$31,067	$14,473

Expenses
Management fee	12,902	17,846	29,447	33,091
Brokerage commissions	5,591	6,845	13,771	12,357

Total expenses	18,493	24,691	43,218	45,448

Net investment income (loss)	(2,564)	(15,159)	(12,151)	(30,975)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(759,484)	49,239	(12,513)	1,907,620
Short-term U.S. government and agency obligations	—	—	—	(259)

Net realized gain (loss)	(759,484)	49,239	(12,513)	1,907,361

Change in net unrealized appreciation/depreciation on
Futures contracts	171,317	881,105	1,103,321	215,351
Short-term U.S. government and agency obligations	273	(181)	189	(306)

Change in net unrealized appreciation/depreciation	171,590	880,924	1,103,510	215,045

Net realized and unrealized gain (loss)	(587,894)	930,163	1,090,997	2,122,406

Net income (loss)	$(590,458)	$915,004	$1,078,846	$2,091,431

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$6,902,743
Addition of 350,000 shares	13,141,010
Redemption of 350,000 shares	(14,375,750)

Net addition (redemption) of 0 shares	(1,234,740)

Net investment income (loss)	(12,151)
Net realized gain (loss)	(12,513)
Change in net unrealized appreciation/depreciation	1,103,510

Net income (loss)	1,078,846

Shareholders’ equity, at June 30, 2018	$6,746,849

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$1,078,846	$2,091,431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(378,766,326)	(13,982,114)
Proceeds from sales or maturities of short-term U.S government and agency obligations	378,700,000	13,899,138
Net amortization and accretion on short-term U.S government and agency obligations	(26,936)	(14,473)
Net realized gain (loss) on investments	—	259
Change in unrealized appreciation/depreciation on investments	(189)	306
Decrease (Increase) in receivable on futures contracts	(70,049)	82,644
Decrease (Increase) in interest receivable	(629)	—
Increase (Decrease) in payable to Sponsor	1,721	2,075
Increase (Decrease) in brokerage commissions and fees payable	—	(144)
Increase (Decrease) in payable on futures contracts	(104,104)	—

Net cash provided by (used in) operating activities	812,334	2,079,122

Cash flow from financing activities
Proceeds from addition of shares	13,141,010	4,625,005
Payment on shares redeemed	(14,375,750)	(3,299,263)

Net cash provided by (used in) financing activities	(1,234,740)	1,325,742

Net increase (decrease) in cash	(422,406)	3,404,864
Cash, beginning of period	3,010,206	1,037,286

Cash, end of period	$2,587,800	$4,442,150

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$29,753,972	$1,255,895
Segregated cash balances with brokers for foreign currency forward contracts	3,038,000	3,038,000
Short-term U.S. government and agency obligations (Note 3) (cost $141,643,132 and $204,788,208, respectively)	141,652,985	204,770,166
Unrealized appreciation on foreign currency forward contracts	3,399,950	449,302
Interest receivable	37,642	—

Total assets	177,882,549	209,513,363

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	148,288	171,595
Unrealized depreciation on foreign currency forward contracts	—	6,793,571

Total liabilities	148,288	6,965,166

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	177,734,261	202,548,197

Total liabilities and shareholders’ equity	$177,882,549	$209,513,363

Shares outstanding	7,800,000	9,550,000

Net asset value per share	$22.79	$21.21

Market value per share (Note 2)	$22.79	$21.20

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$14,000,000	$13,999,397
U.S. Treasury Bills^^:
1.741% due 07/05/18	16,000,000	15,997,747
1.785% due 07/19/18	18,000,000	17,985,125
1.831% due 08/02/18	11,000,000	10,983,187
1.871% due 08/09/18	30,000,000	29,942,526
1.884% due 08/16/18†	8,000,000	7,981,800
1.907% due 08/30/18	8,000,000	7,975,614
1.888% due 09/13/18†	13,000,000	12,950,441
1.895% due 09/27/18	5,000,000	4,977,223
1.934% due 10/11/18†	7,000,000	6,962,097
2.036% due 11/23/18	5,000,000	4,959,800
2.049% due 12/06/18†	7,000,000	6,938,028

Total short-term U.S. government and agency obligations (cost $141,643,132)		$141,652,985

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/13/18	13,852,100	$16,184,300	$2,863
Euro with UBS AG	07/13/18	33,390,600	38,919,886	99,403

				$102,266

Contracts to Sell
Euro with Goldman Sachs International	07/13/18	(161,505,525)	$(190,507,072)	$1,776,391
Euro with UBS AG	07/13/18	(190,156,800)	(223,733,024)	1,521,293

				$3,297,684

			Total Unrealized Appreciation	$3,399,950

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$783,229	$508,339	$1,401,213	$893,083

Expenses
Management fee	460,782	633,812	910,637	1,377,577

Total expenses	460,782	633,812	910,637	1,377,577

Net investment income (loss)	322,447	(125,473)	490,576	(484,494)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	22,934,693	(36,508,674)	4,011,451	(20,829,055)
Short-term U.S. government and agency obligations	(47)	(837)	(228)	(2,462)

Net realized gain (loss)	22,934,646	(36,509,511)	4,011,223	(20,831,517)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(342,410)	1,694,586	9,744,219	(22,366,371)
Short-term U.S. government and agency obligations	7,576	9,774	27,895	3,217

Change in net unrealized appreciation/depreciation	(334,834)	1,704,360	9,772,114	(22,363,154)

Net realized and unrealized gain (loss)	22,599,812	(34,805,151)	13,783,337	(43,194,671)

Net income (loss)	$22,922,259	$(34,930,624)	$14,273,913	$(43,679,165)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$202,548,197
Addition of 1,000,000 shares	20,753,604
Redemption of 2,750,000 shares	(59,841,453)

Net addition (redemption) of (1,750,000) shares	(39,087,849)

Net investment income (loss)	490,576
Net realized gain (loss)	4,011,223
Change in net unrealized appreciation/depreciation	9,772,114

Net income (loss)	14,273,913

Shareholders’ equity, at June 30, 2018	$177,734,261

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$14,273,913	$(43,679,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,811,305,567)	(907,040,479)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,875,785,199	1,002,483,715
Net amortization and accretion on short-term U.S government and agency obligations	(1,334,784)	(893,083)
Net realized gain (loss) on investments	228	2,462
Change in unrealized appreciation/depreciation on investments	(9,772,114)	22,363,154
Decrease (Increase) in interest receivable	(37,642)	–
Increase (Decrease) in payable to Sponsor	(23,307)	(95,869)

Net cash provided by (used in) operating activities	67,585,926	73,140,735

Cash flow from financing activities
Proceeds from addition of shares	20,753,604	11,821,984
Payment on shares redeemed	(59,841,453)	(87,294,035)

Net cash provided by (used in) financing activities	(39,087,849)	(75,472,051)

Net increase (decrease) in cash	28,498,077	(2,331,316)
Cash, beginning of period	4,293,895	2,916,502

Cash, end of period	$32,791,972	$585,186

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$838,428	$1,026,645
Segregated cash balances with brokers for futures contracts	6,957	8,800
Segregated cash balances with brokers for forward agreements	194,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $22,952,432 and $31,979,626, respectively)	22,954,734	31,977,900
Unrealized appreciation on forward agreements	2,276,610	—

Total assets	26,270,729	33,013,345

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	700	2,420
Payable to Sponsor	22,028	25,256
Unrealized depreciation on forward agreements	—	1,488,259

Total liabilities	22,728	1,515,935

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,248,001	31,497,410

Total liabilities and shareholders’ equity	$26,270,729	$33,013,345

Shares outstanding	346,978	446,978

Net asset value per share	$75.65	$70.47

Market value per share (Note 2)	$75.39	$69.11

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills^^:
1.737% due 07/05/18	$1,000,000	$999,859
1.792% due 07/19/18	2,000,000	1,998,347
1.831% due 08/02/18	1,000,000	998,471
1.871% due 08/09/18†	10,000,000	9,980,842
1.884% due 08/16/18	7,000,000	6,984,075
1.907% due 08/30/18†	1,000,000	996,952
1.886% due 09/13/18†	1,000,000	996,188

Total short-term U.S. government and agency obligations (cost $22,952,432)		$22,954,734

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2018	2	$250,900	$15,080

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	(2.05)%	07/06/18	$(14,300)	$(17,892,875)	$802,900
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(1.82)	07/06/18	(12,498)	(15,637,748)	615,251
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(1.77)	07/06/18	(4,800)	(6,005,856)	246,078
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(1.73)	07/06/18	(10,150)	(12,699,579)	612,381

				Total Unrealized Appreciation	$2,276,610

†	All or partial amount pledged as collateral for forward agreements.
^

The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of June 30, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$114,979	$64,930	$205,123	$116,347

Expenses
Management fee	67,143	83,084	134,889	181,359
Brokerage commissions	8	10	28	29

Total expenses	67,151	83,094	134,917	181,388

Net investment income (loss)	47,828	(18,164)	70,206	(65,041)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,160	(3,321)	(6,140)	5,759
Forward agreements	1,571,760	(3,420,316)	(1,690,815)	(8,300,556)
Short-term U.S. government and agency obligations	24	(71)	152	(1,072)

Net realized gain (loss)	1,572,944	(3,423,708)	(1,696,803)	(8,295,869)

Change in net unrealized appreciation/depreciation on
Futures contracts	14,640	5,740	20,540	(22,000)
Forward agreements	1,864,830	3,805,355	3,764,869	(377,587)
Short-term U.S. government and agency obligations	1,859	(938)	4,028	(735)

Change in net unrealized appreciation/depreciation	1,881,329	3,810,157	3,789,437	(400,322)

Net realized and unrealized gain (loss)	3,454,273	386,449	2,092,634	(8,696,191)

Net income (loss)	$3,502,101	$368,285	$2,162,840	$(8,761,232)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$31,497,410
Addition of 250,000 shares	16,527,151
Redemption of 350,000 shares	(23,939,400)

Net addition (redemption) of (100,000) shares	(7,412,249)

Net investment income (loss)	70,206
Net realized gain (loss)	(1,696,803)
Change in net unrealized appreciation/depreciation	3,789,437

Net income (loss)	2,162,840

Shareholders’ equity, at June 30, 2018	$26,248,001

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$2,162,840	$(8,761,232)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(879,165,918)	(98,854,629)
Proceeds from sales or maturities of short-term U.S government and agency obligations	888,398,356	124,561,735
Net amortization and accretion on short-term U.S government and agency obligations	(205,092)	(116,331)
Net realized gain (loss) on investments	(152)	1,072
Change in unrealized appreciation/depreciation on investments	(3,768,897)	378,322
Decrease (Increase) in receivable on futures contracts	—	580
Increase (Decrease) in payable to Sponsor	(3,228)	(28,295)
Increase (Decrease) in payable on futures contracts	(1,720)	—

Net cash provided by (used in) operating activities	7,416,189	17,181,222

Cash flow from financing activities
Proceeds from addition of shares	16,527,151	18,960,067
Payment on shares redeemed	(23,939,400)	(35,933,119)

Net cash provided by (used in) financing activities	(7,412,249)	(16,973,052)

Net increase (decrease) in cash	3,940	208,170
Cash, beginning of period	1,035,445	134,040

Cash, end of period	$1,039,385	$342,210

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$1,038,924	$614,804
Segregated cash balances with brokers for futures contracts	8,078	10,340
Segregated cash balances with brokers for forward agreements	738,500	738,500
Short-term U.S. government and agency obligations (Note 3) (cost $19,971,100 and $18,352,808, respectively)	19,972,425	18,349,861
Unrealized appreciation on forward agreements	1,452,785	—

Total assets	23,210,712	19,713,505

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,171,777
Payable on open futures contracts	1,570	2,220
Payable to Sponsor	16,362	17,086
Unrealized depreciation on forward agreements	—	1,716,163

Total liabilities	17,932	4,907,246

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,192,780	14,806,259

Total liabilities and shareholders’ equity	$23,210,712	$19,713,505

Shares outstanding	666,976	466,976

Net asset value per share	$34.77	$31.71

Market value per share (Note 2)	$34.40	$31.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18 $	6,000,000	$5,999,742
U.S. Treasury Bills^^:
1.743% due 07/05/18	1,000,000	999,859
1.771% due 07/19/18	1,000,000	999,174
1.831% due 08/02/18	1,000,000	998,471
1.871% due 08/09/18†	7,000,000	6,986,589
1.884% due 08/16/18†	2,000,000	1,995,450
1.907% due 08/30/18†	1,000,000	996,952
1.890% due 09/13/18†	1,000,000	996,188

Total short-term U.S. government and agency obligations (cost $19,971,100)		$19,972,425

Futures Contracts Sold

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Silver Futures - COMEX, expires September 2018	2	$161,980	$7,970

Forward Agreements^

					Unrealized
	Rate Paid		Commitment to	Notional Amount	Appreciation
	(Received)*	Settlement Date	(Deliver)/Receive	at Value**	(Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(2.15)%	07/06/18	$(1,093,000)	$(17,532,485)	$582,164
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(2.00)	07/06/18	(851,500)	(13,658,656)	402,097
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(1.93)	07/06/18	(156,000)	(2,502,334)	83,545
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(1.95)	07/06/18	(781,000)	(12,527,787)	384,979

				Total Unrealized Appreciation	$1,452,785

†	All or partial amount pledged as collateral for forward agreements.
^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$84,825	$36,403	$143,417	$58,906

Expenses
Management fee	51,734	50,752	97,129	96,805
Brokerage commissions	16	19	26	29

Total expenses	51,750	50,771	97,155	96,834

Net investment income (loss)	33,075	(14,368)	46,262	(37,928)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,018)	12,900	1,982	20,550
Forward agreements	336,503	618,212	(1,264,338)	(2,246,699)
Short-term U.S. government and agency obligations	—	(20)	(2,032)	(144)

Net realized gain (loss)	334,485	631,092	(1,264,388)	(2,226,293)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,050	4,790	9,620	(24,930)
Forward agreements	471,242	3,017,592	3,168,948	1,164,503
Short-term U.S. government and agency obligations	1,498	376	4,272	(62)

Change in net unrealized appreciation/depreciation	476,790	3,022,758	3,182,840	1,139,511

Net realized and unrealized gain (loss)	811,275	3,653,850	1,918,452	(1,086,782)

Net income (loss)	$844,350	$3,639,482	$1,964,714	$(1,124,710)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$14,806,259
Addition of 650,000 shares	21,143,589
Redemption of 450,000 shares	(14,721,782)

Net addition (redemption) of 200,000 shares	6,421,807

Net investment income (loss)	46,262
Net realized gain (loss)	(1,264,388)
Change in net unrealized appreciation/depreciation	3,182,840

Net income (loss)	1,964,714

Shareholders’ equity, at June 30, 2018	$23,192,780

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$1,964,714	$(1,124,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(457,648,458)	(62,933,625)
Proceeds from sales or maturities of short-term U.S government and agency obligations	456,171,519	69,554,048
Net amortization and accretion on short-term U.S government and agency obligations	(143,385)	(58,886)
Net realized gain (loss) on investments	2,032	144
Change in unrealized appreciation/depreciation on investments	(3,173,220)	(1,164,441)
Decrease (Increase) in receivable on futures contracts	—	2,020
Increase (Decrease) in payable to Sponsor	(724)	(2,606)
Increase (Decrease) in payable on futures contracts	(650)	—

Net cash provided by (used in) operating activities	(2,828,172)	4,271,944

Cash flow from financing activities
Proceeds from addition of shares	21,143,589	16,158,593
Payment on shares redeemed	(17,893,559)	(14,875,990)

Net cash provided by (used in) financing activities	3,250,030	1,282,603

Net increase (decrease) in cash	421,858	5,554,547
Cash, beginning of period	1,363,644	100,351

Cash, end of period	$1,785,502	$5,654,898

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$2,994,386	$1,582,684
Short-term U.S. government and agency obligations (Note 3) (cost $80,832,200 and $131,844,652, respectively)	80,837,136	131,834,352
Unrealized appreciation on foreign currency forward contracts	751,278	1,568,997
Interest receivable	284	—

Total assets	84,583,084	134,986,033

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,759,983
Payable to Sponsor	67,579	106,863
Unrealized depreciation on foreign currency forward contracts	57,960	41,734

Total liabilities	125,539	3,908,580

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	84,457,545	131,077,453

Total liabilities and shareholders’ equity	$84,583,084	$134,986,033

Shares outstanding	1,149,290	1,749,290

Net asset value per share	$73.49	$74.93

Market value per share (Note 2)	$73.44	$74.98

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$22,000,000	$21,999,053
U.S. Treasury Bills^^:
1.741% due 07/05/18	6,000,000	5,999,155
1.783% due 07/19/18	7,000,000	6,994,215
1.871% due 08/09/18	10,000,000	9,980,842
1.884% due 08/16/18†	20,000,000	19,954,500
1.888% due 09/13/18†	5,000,000	4,980,939
1.895% due 09/27/18†	2,000,000	1,990,889
1.934% due 10/11/18†	3,000,000	2,983,756
1.946% due 10/25/18†	2,000,000	1,987,573
2.036% due 11/23/18	2,000,000	1,983,920
2.049% due 12/06/18†	2,000,000	1,982,294

Total short-term U.S. government and agency obligations (cost $80,832,200)		$80,837,136

Foreign Currency Forward Contracts^

				Unrealized
				Appreciation
		Contract Amount	Contract Amount	(Depreciation)/
	Settlement Date	in Local Currency	in U.S. Dollars	Value
Contracts to Purchase
Yen with Goldman Sachs International	07/13/18	194,370,200	$1,764,388	$(7,876)
Yen with UBS AG	07/13/18	1,202,284,300	10,915,053	(50,084)

			Total Unrealized Depreciation	$(57,960)

Contracts to Sell
Yen with Goldman Sachs International	07/13/18	(9,819,252,600)	$(89,092,026)	$356,039
Yen with UBS AG	07/13/18	(10,284,615,200)	(93,336,679)	395,239

			Total Unrealized Appreciation	$751,278

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$358,903	$360,252	$671,423	$683,531

Expenses
Management fee	207,241	457,413	438,360	1,092,436

Total expenses	207,241	457,413	438,360	1,092,436

Net investment income (loss)	151,662	(97,161)	233,063	(408,905)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	8,333,424	(16,189,926)	(2,918,979)	(16,461,160)
Short-term U.S. government and agency obligations	—	(1,402)	3	(2,822)

Net realized gain (loss)	8,333,424	(16,191,328)	(2,918,976)	(16,463,982)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(417,848)	19,220,415	(833,945)	(7,414,549)
Short-term U.S. government and agency obligations	2,983	10,384	15,236	3,499

Change in net unrealized appreciation/depreciation	(414,865)	19,230,799	(818,709)	(7,411,050)

Net realized and unrealized gain (loss)	7,918,559	3,039,471	(3,737,685)	(23,875,032)

Net income (loss)	$8,070,221	$2,942,310	$(3,504,622)	$(24,283,937)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$131,077,453
Addition of 100,000 shares	7,078,646
Redemption of 700,000 shares	(50,193,932)

Net addition (redemption) of (600,000) shares	(43,115,286)

Net investment income (loss)	233,063
Net realized gain (loss)	(2,918,976)
Change in net unrealized appreciation/depreciation	(818,709)

Net income (loss)	(3,504,622)

Shareholders’ equity, at June 30, 2018	$84,457,545

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(3,504,622)	$(24,283,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,614,516,187)	(725,268,046)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,666,199,781	822,147,545
Net amortization and accretion on short-term U.S government and agency obligations	(671,139)	(683,531)
Net realized gain (loss) on investments	(3)	2,822
Change in unrealized appreciation/depreciation on investments	818,709	7,411,050
Decrease (Increase) in interest receivable	(284)	—
Increase (Decrease) in payable to Sponsor	(39,284)	(98,643)

Net cash provided by (used in) operating activities	48,286,971	79,227,260

Cash flow from financing activities
Proceeds from addition of shares	7,078,646	58,094,887
Payment on shares redeemed	(53,953,915)	(140,276,545)

Net cash provided by (used in) financing activities	(46,875,269)	(82,181,658)

Net increase (decrease) in cash	1,411,702	(2,954,398)
Cash, beginning of period	1,582,684	3,166,988

Cash, end of period	$2,994,386	$212,590

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$15,457,184	$1,639,958
Segregated cash balances with brokers for futures contracts	4,435,310	4,626,400
Short-term U.S. government and agency obligations (Note 3) (cost $- and $20,993,328, respectively)	—	20,993,515
Receivable on open futures contracts	31,766	170,015
Interest receivable	17,457	—

Total assets	19,941,717	27,429,888

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,058,309
Payable on open futures contracts	63,112	—
Payable to Sponsor	13,913	23,631

Total liabilities	77,025	1,081,940

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	19,864,692	26,347,948

Total liabilities and shareholders’ equity	$19,941,717	$27,429,888

Shares outstanding	862,403	1,237,403

Net asset value per share	$23.03	$21.29

Market value per share (Note 2)	$23.02	$21.15

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
VIX Futures - CBOE, expires October 2018	224	$3,824,800	$(428,970)
VIX Futures - CBOE, expires November 2018	387	6,608,025	(230,990)
VIX Futures - CBOE, expires December 2018	387	6,588,675	245,645
VIX Futures - CBOE, expires January 2019	163	2,856,575	36,075

			$(378,240)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$48,342	$48,327	$110,046	$92,587

Expenses
Management fee	42,445	70,059	97,404	155,244
Brokerage commissions	3,126	1,409	14,358	5,051

Total expenses	45,571	71,468	111,762	160,295

Net investment income (loss)	2,771	(23,141)	(1,716)	(67,708)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	247,018	(7,047,733)	3,967,454	(15,215,051)
Short-term U.S. government and agency obligations	—	73	—	(527)

Net realized gain (loss)	247,018	(7,047,660)	3,967,454	(15,215,578)

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,080,525)	2,246,125	1,837,040	(1,018,010)
Short-term U.S. government and agency obligations	911	632	(187)	825

Change in net unrealized appreciation/depreciation	(3,079,614)	2,246,757	1,836,853	(1,017,185)

Net realized and unrealized gain (loss)	(2,832,596)	(4,800,903)	5,804,307	(16,232,763)

Net income (loss)	$(2,829,825)	$(4,824,044)	$5,802,591	$(16,300,471)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$26,347,948
Addition of 650,000 shares	14,069,811
Redemption of 1,025,000 shares	(26,355,658)

Net addition (redemption) of (375,000) shares	(12,285,847)

Net investment income (loss)	(1,716)
Net realized gain (loss)	3,967,454
Change in net unrealized appreciation/depreciation	1,836,853

Net income (loss)	5,802,591

Shareholders’ equity, at June 30, 2018	$19,864,692

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$5,802,591	$(16,300,471)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(716,928,015)	(111,882,112)
Proceeds from sales or maturities of short-term U.S government and agency obligations	738,000,000	132,492,968
Net amortization and accretion on short-term U.S government and agency obligations	(78,657)	(92,587)
Net realized gain (loss) on investments	—	527
Change in unrealized appreciation/depreciation on investments	187	(825)
Decrease (Increase) in receivable on futures contracts	138,249	135,434
Decrease (Increase) in interest receivable	(17,457)	—
Increase (Decrease) in payable to Sponsor	(9,718)	(13,381)
Increase (Decrease) in payable on futures contracts	63,112	—

Net cash provided by (used in) operating activities	26,970,292	4,339,553

Cash flow from financing activities
Proceeds from addition of shares	14,069,811	5,865,630
Payment on shares redeemed	(27,413,967)	(6,918,150)

Net cash provided by (used in) financing activities	(13,344,156)	(1,052,520)

Net increase (decrease) in cash	13,626,136	3,287,033
Cash, beginning of period	6,266,358	2,207,730

Cash, end of period	$19,892,494	$5,494,763

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$38,042,677	$1,850,632
Segregated cash balances with brokers for futures contracts	55,640,151	1,864,500
Short-term U.S. government and agency obligations (Note 3) (cost $21,999,053 and $134,855,770, respectively)	21,999,053	134,845,604
Receivable on open futures contracts	2,417,366	2,667,474
Interest receivable	34,133	—

Total assets	118,133,380	141,228,210

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,431,713
Payable on open futures contracts	3,991,234	—
Payable to Sponsor	44,216	54,937

Total liabilities	4,035,450	3,486,650

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	114,097,930	137,741,560

Total liabilities and shareholders’ equity	$118,133,380	$141,228,210

Shares outstanding	3,751,317	5,901,317

Net asset value per share	$30.42	$23.34

Market value per share (Note 2)	$30.52	$23.15

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
1.551% due 07/02/18	$22,000,000	$21,999,053

Total short-term U.S. government and agency obligations (cost $21,999,053)		$21,999,053

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
VIX Futures - CBOE, expires July 2018	4,084	$65,446,100	$7,838,941
VIX Futures - CBOE, expires August 2018	2,971	48,650,125	1,587,519

			$9,426,460

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest	$235,501	$248,418	$512,029	$407,223

Expenses
Management fee	222,320	313,196	474,707	622,968
Brokerage commissions	30,172	45,990	101,471	79,244
Brokerage fees	—	—	268	—

Total expenses	252,492	359,186	576,446	702,212

Net investment income (loss)	(16,991)	(110,768)	(64,417)	(294,989)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(23,529,528)	(33,527,643)	53,747,452	(98,755,500)
Short-term U.S. government and agency obligations	—	134	(1,993)	(1,362)

Net realized gain (loss)	(23,529,528)	(33,527,509)	53,745,459	(98,756,862)

Change in net unrealized appreciation/depreciation on
Futures contracts	177,711	6,215,600	14,188,337	(641,208)
Short-term U.S. government and agency obligations	911	5,578	10,166	3,290

Change in net unrealized appreciation/depreciation	178,622	6,221,178	14,198,503	(637,918)

Net realized and unrealized gain (loss)	(23,350,906)	(27,306,331)	67,943,962	(99,394,780)

Net income (loss)	$(23,367,897)	$(27,417,099)	$67,879,545	$(99,689,769)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$137,741,560
Addition of 3,675,000 shares	117,124,341
Redemption of 5,825,000 shares	(208,647,516)

Net addition (redemption) of (2,150,000) shares	(91,523,175)

Net investment income (loss)	(64,417)
Net realized gain (loss)	53,745,459
Change in net unrealized appreciation/depreciation	14,198,503

Net income (loss)	67,879,545

Shareholders’ equity, at June 30, 2018	$114,097,930

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$67,879,545	$(99,689,769)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,094,662,941)	(372,565,894)
Proceeds from sales or maturities of short-term U.S government and agency obligations	3,207,914,328	382,028,962
Net amortization and accretion on short-term U.S government and agency obligations	(396,663)	(407,223)
Net realized gain (loss) on investments	1,993	1,362
Change in unrealized appreciation/depreciation on investments	(10,166)	(3,290)
Decrease (Increase) in receivable on futures contracts	250,108	(240,185)
Decrease (Increase) in interest receivable	(34,133)	—
Increase (Decrease) in payable to Sponsor	(10,721)	(27,662)
Increase (Decrease) in payable on futures contracts	3,991,234	611,490

Net cash provided by (used in) operating activities	184,922,584	(90,292,209)

Cash flow from financing activities
Proceeds from addition of shares	117,124,341	155,472,291
Payment on shares redeemed	(212,079,229)	(67,889,574)

Net cash provided by (used in) financing activities	(94,954,888)	87,582,717

Net increase (decrease) in cash	89,967,696	(2,709,492)
Cash, beginning of period	3,715,132	21,772,280

Cash, end of period	$93,682,828	$19,062,788

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash	$372,094,820	$55,713,112
Segregated cash balances with brokers for futures contracts	537,817,188	420,018,133
Segregated cash balances with brokers for swap agreements	49,718,250	—
Segregated cash balances with brokers for forward agreements	9,380,500	4,081,500
Segregated cash balances with brokers for foreign currency forward contracts	4,210,000	3,960,000
Short-term U.S. government and agency obligations (Note 3) (cost $1,300,321,650 and $2,445,970,899, respectively)	1,300,390,736	2,445,779,873
Unrealized appreciation on swap agreements	83,731,789	62,238,361
Unrealized appreciation on forward agreements	3,729,395	25,381,689
Unrealized appreciation on foreign currency forward contracts	4,151,539	2,339,908
Receivable from capital shares sold	7,158,006	843,370
Receivable on open futures contracts	123,173,105	45,230,982
Offering costs (Note 5)	—	105,643
Limitation by Sponsor	—	59,651
Interest receivable	344,890	—

Total assets	2,495,900,218	3,065,752,222

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	41,312,836	73,270,557
Payable on open futures contracts	17,123,428	1,954,640
Payable to Sponsor	1,920,177	2,509,663
Unrealized depreciation on swap agreements	34,806,639	30,607,142
Unrealized depreciation on forward agreements	21,301,607	3,204,422
Unrealized depreciation on foreign currency forward contracts	254,584	6,927,586
Payable to Broker	19,297	—

Total liabilities	116,738,568	118,474,010

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,379,161,650	2,947,278,212

Total liabilities and shareholders’ equity	$2,495,900,218	$3,065,752,222

Shares outstanding	123,529,787	109,040,175

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017*
Investment Income
Interest	$7,534,434	$5,591,540	$14,858,313	$9,188,100

Expenses
Management fee	5,975,995	7,549,242	12,657,056	14,820,126
Brokerage commissions	1,168,489	1,969,627	3,565,232	3,371,027
Brokerage fees	120,133	—	147,190	—
Offering costs	—	73,998	105,643	79,690
Limitation by Sponsor	—	(26,550)	(27,133)	(30,418)

Total expenses	7,264,617	9,566,317	16,447,988	18,240,425

Net investment income (loss)	269,817	(3,974,777)	(1,589,675)	(9,052,325)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(78,767,295)	(33,094,001)	(1,480,044,810)	(385,348,278)
Swap agreements	(33,772,186)	(92,063,183)	43,335,610	(93,464,332)
Forward agreements	(9,427,913)	(5,279,159)	7,162,379	26,641,969
Foreign currency forward contracts	29,858,381	(50,239,329)	805,799	(35,541,123)
Short-term U.S. government and agency obligations	3,515	(10,660)	(271,404)	(48,632)

Net realized gain (loss)	(92,105,498)	(180,686,332)	(1,429,012,426)	(487,760,396)

Change in net unrealized appreciation/depreciation on
Futures contracts	24,097,957	21,378,764	54,193,458	(3,660,008)
Swap agreements	39,843,849	4,047,462	17,293,931	(89,654,434)
Forward agreements	(7,487,970)	(44,697,738)	(39,749,479)	(17,109,229)
Foreign currency forward contracts	(691,879)	20,314,099	8,484,633	(28,897,790)
Short-term U.S. government and agency obligations	17,578	118,844	260,112	65,920

Change in net unrealized appreciation/depreciation	55,779,535	1,161,431	40,482,655	(139,255,541)

Net realized and unrealized gain (loss)	(36,325,963)	(179,524,901)	(1,388,529,771)	(627,015,937)

Net income (loss)	$(36,056,146)	$(183,499,678)	$(1,390,119,446)	$(636,068,262)

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$2,947,278,212
Addition of 179,462,500 shares	4,171,496,467
Redemption of 164,972,888 shares	(3,349,493,583)

Net addition (redemption) of 14,489,612 shares	822,002,884

Net investment income (loss)	(1,589,675)
Net realized gain (loss)	(1,429,012,426)
Change in net unrealized appreciation/depreciation	40,482,655

Net income (loss)	(1,390,119,446)

Shareholders’ equity, at June 30, 2018	$2,379,161,650

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017*
Cash flow from operating activities
Net income (loss)	$(1,390,119,446)	$(636,068,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(48,849,204,384)	(10,660,500,706)
Proceeds from sales or maturities of short-term U.S government and agency obligations	50,007,465,069	10,508,946,861
Net amortization and accretion on short-term U.S government and agency obligations	(12,882,840)	(9,188,022)
Net realized gain (loss) on investments	271,404	48,632
Change in unrealized appreciation/depreciation on investments	13,710,803	135,595,533
Decrease (Increase) in receivable on futures contracts	(77,942,123)	(22,251,274)
Decrease (Increase) in Limitation by Sponsor	59,651	(30,418)
Decrease (Increase) in interest receivable	(344,890)	—
Amortization of offering cost	105,643	79,690
Increase (Decrease) in payable to Sponsor	(589,486)	(291,239)
Increase (Decrease) in brokerage commissions and fees payable	—	(2,909)
Increase (Decrease) in payable on futures contracts	15,168,788	1,162,863
Increase (Decrease) in payable to Broker	19,297	—

Net cash provided by (used in) operating activities	(294,282,514)	(682,499,251)

Cash flow from financing activities
Proceeds from addition of shares	4,165,181,831	4,648,321,002
Payment on shares redeemed	(3,381,451,304)	(3,930,984,642)

Net cash provided by (used in) financing activities	783,730,527	717,336,360

Net increase (decrease) in cash	489,448,013	34,837,109
Cash, beginning of period	483,772,745	219,695,457

Cash, end of period	$973,220,758	$254,532,566

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2018, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2017 and during six months ended June 30, 2018. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the SEC on March 26, 2018.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2018, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2018 were as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	June 29, 2018

UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	June 29, 2018

UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	June 29, 2018

UltraPro 3x Short Crude Oil ETF,

UltraPro 3x Crude Oil ETF

UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 29, 2018

UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	June 29, 2018

Short Euro	3:00 p.m.	4:00 p.m.	June 29, 2018

UltraShort Euro, Ultra Euro

UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	June 29, 2018
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 29, 2018
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 29, 2018

*

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2018.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2018.

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

Derivatives (e.g., futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are typically valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are typically valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are typically valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are typically valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

The following table summarizes the valuation of investments at June 30, 2018 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Short Euro	$5,687,064	$87,213	$—	$—	$—	$5,774,277
Short VIX Short-Term Futures ETF	92,995,995	(22,528,398)	—	—	—	70,467,597
Ultra Bloomberg Crude Oil	365,955,628	17,289,103	—	—	82,428,870	465,673,601
Ultra Bloomberg Natural Gas	17,960,426	(118,623)	—	—	—	17,841,803
Ultra Euro	3,289,040	—	—	(172,054)	—	3,116,986
Ultra Gold	87,847,390	(15,120)	(7,152,896)	—	—	80,679,374
Ultra Silver	212,508,884	(7,970)	(14,148,711)	—	—	198,352,203
Ultra VIX Short-Term Futures ETF	42,998,148	39,797,429	—	—	264,480	83,060,057
Ultra Yen	998,084	—	—	(24,259)	—	973,825
UltraPro 3x Crude Oil ETF	—	9,905,484	—	—	—	9,905,484
UltraPro 3x Short Crude Oil ETF	—	(5,442,454)	—	—	—	(5,442,454)
UltraShort Australian Dollar	4,988,329	391,770	—	—	—	5,380,099
UltraShort Bloomberg Crude Oil	173,652,213	(7,161,949)	—	—	(33,768,200)	132,722,064
UltraShort Bloomberg Natural Gas	4,093,202	6,272	—	—	—	4,099,474
UltraShort Euro	141,652,985	—	—	3,399,950	—	145,052,935
UltraShort Gold	22,954,734	15,080	2,276,610	—	—	25,246,424
UltraShort Silver	19,972,425	7,970	1,452,785	—	—	21,433,180
UltraShort Yen	80,837,136	—	—	693,318	—	81,530,454
VIX Mid-Term Futures ETF	—	(378,240)	—	—	—	(378,240)
VIX Short-Term Futures ETF	21,999,053	9,426,460	—	—	—	31,425,513

Total Trust	$1,300,390,736	$41,274,027	$(17,572,212)	$3,896,955	$48,925,150	$1,376,914,656

*

Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At June 30, 2018, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At June 30, 2018, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by a Matching VIX Fund, an Ultra Fund, or an UltraPro Fund, the Matching VIX Fund, Ultra Fund, or UltraPro Fund would be entitled to settlement payments in the event the level of the benchmark increases and would be required to make payments to the swap counterparties in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by a Short Fund, an UltraShort Fund, or an UltraPro Short Fund, the Short Fund, UlraShort Fund, or UltraPro Short Fund would be required to make payments to the swap counterparties in the event the level of the benchmark increases and would be entitled to settlement payments in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

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

Swap agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed the party under the agreement. This could cause a Fund to have to enter into a new transaction with the same counterparty, enter in to a transaction with a different counterparty or seek to achieve its investment objective through any number of different investments or investment techniques.

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2018 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2018, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Forward Contracts

Certain of the Funds enter into forward contracts for purposes of pursuing their investment objectives and as a substitute for investing directly in (or shorting) commodities and/or currencies. A forward contract is an agreement between two parties to purchase or sell a specified quantity of an asset at or before a specified date in the future at a specified price. Forward contracts are typically traded in OTC markets and all details of the contracts are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2018, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments as of June 30, 2018

	Assets Derivatives			Liability Derivatives
Derivatives Not	Statements of			Statements of
Accounted for	Financial			Financial
as Hedging	Condition		Unrealized	Condition		Unrealized
Instruments	Location	Fund	Appreciation	Location	Fund	Depreciation

VIX Futures Contracts	Receivables on open futures contracts, unrealized appreciation on swap agreements	ProShares Ultra VIX Short-Term Futures ETF	$41,100,348*	Payable on open futures contracts, unrealized depreciation on swap agreements	ProShares Short VIX Short-Term Futures ETF	$22,528,398.00*
		ProShares VIX Mid- Term Futures ETF	281,720*		ProShares Ultra VIX Short-Term Futures ETF	1,038,439.00*
		ProShares VIX Short-Term Futures ETF	9,426,460*		ProShares VIX Mid- Term Futures ETF	659,960.00*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	99,717,973*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra Bloomberg Natural Gas	118,623*
		ProShares UltraPro 3x Crude Oil ETF	9,905,484*		ProShares Ultra Gold	7,168,016*
		ProShares UltraShort Bloomberg Natural Gas	6,272*		ProShares Ultra Silver	14,156,681*
		ProShares UltraShort Gold	2,291,690*		ProShares UltraPro 3x Short Crude Oil ETF	5,442,454*
		ProShares UltraShort Silver	1,460,755*
					ProShares UltraShort Bloomberg Crude Oil	40,930,149*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	87,213*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Ultra Euro	172,054
		ProShares Ultra Yen	311		ProShares Ultra Yen	24,570
		ProShares UltraShort Australian Dollar	391,770*		ProShares UltraShort Yen	57,960
		ProShares UltraShort Euro	3,399,950
		ProShares UltraShort Yen	751,278

		Total Trust	$168,821,224*		Total Trust	$92,297,304*

*

Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments as of December 31, 2017

	Assets Derivatives			Liability Derivatives
Derivatives Not	Statements of			Statements of
Accounted for	Financial			Financial
as Hedging	Condition		Unrealized	Condition		Unrealized
Instruments	Location	Fund	Appreciation	Location	Fund	Depreciation

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$21,493,549*	Payable on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$4,452,100*

		ProShares Ultra VIX Short-Term Futures ETF	3,974,642*		ProShares Ultra VIX Short-Term Futures ETF	38,440,762*

		ProShares VIX Short-Term Futures ETF	709,708*		ProShares VIX Mid-Term Futures ETF	2,215,280*

					ProShares VIX Short-Term Futures ETF	5,471,585*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	74,184,340*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraPro 3x Short Crude Oil ETF	2,988,155*
		ProShares Ultra Bloomberg Natural Gas	7,225,810*		ProShares UltraShort Bloomberg Crude Oil	34,569,790*
		ProShares Ultra Gold	3,651,835*		ProShares UltraShort Bloomberg Natural Gas	1,097,049*

		ProShares Ultra Silver	21,736,934*		ProShares UltraShort Gold	1,493,719*

		ProShares UltraPro 3x Crude Oil ETF	1,417,998*		ProShares UltraShort Silver	1,717,813*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	166,288*
		ProShares Ultra Euro	321,609		ProShares Ultra Euro	57,457
		ProShares UltraShort Euro	449,302		ProShares Ultra Yen	34,824
		ProShares UltraShort Yen	1,568,997		ProShares UltraShort Australian Dollar	893,220*
					ProShares UltraShort Euro	6,793,571
					ProShares UltraShort Yen	41,734

		Total Trust	$136,734,724*		Total Trust	$100,433,347*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements	ProShares Short VIX Short-Term Futures ETF	$56,008,377	$14,232,558
		ProShares Ultra VIX Short-Term Futures ETF	(155,817,104)	7,071,541
		ProShares VIX Mid-Term Futures ETF	247,018	(3,080,525)
		ProShares VIX Short-Term Futures ETF	(23,529,528)	177,711
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	39,220,725	64,077,371
		ProShares Ultra Bloomberg Natural Gas	3,945,962	(2,369,992)
		ProShares Ultra Gold	(5,706,990)	(5,799,159)
		ProShares Ultra Silver	(5,627,237)	(4,043,563)
		ProShares UltraPro 3x Crude Oil ETF	1,740,951	6,901,529
		ProShares UltraPro 3x Short Crude Oil ETF	(6,793,148)	(1,707,316)
		ProShares UltraShort Bloomberg Crude Oil	(27,663,521)	(21,642,290)
		ProShares UltraShort Bloomberg Natural Gas	(759,484)	171,317
		ProShares UltraShort Gold	1,572,920	1,879,470
		ProShares UltraShort Silver	334,485	475,292
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	443,811	16,282
		ProShares Ultra Euro	(1,110,032)	46,013
		ProShares Ultra Yen	(299,704)	22,366
		ProShares UltraShort Australian Dollar	415,369	93,610
		ProShares UltraShort Euro	22,934,693	(342,410)
		ProShares UltraShort Yen	8,333,424	(417,848)

		Total Trust	$(92,109,013)	$55,761,957

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2017

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Short VIX Short-Term Futures ETF	$182,934,500	$(24,640,794)
		ProShares Ultra VIX Short-Term Futures ETF	(153,988,983)	30,318,423
		ProShares VIX Mid-Term Futures ETF	(7,047,733)	2,246,125
		ProShares VIX Short-Term Futures ETF	(33,527,643)	6,215,600
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	(168,596,998)	28,760,997
		ProShares Ultra Bloomberg Natural Gas	(4,648,049)	(3,330,323)
		ProShares Ultra Gold	8,452,341	(9,844,776)
		ProShares Ultra Silver	(10,939,142)	(41,686,389)
		ProShares UltraPro 3x Crude Oil ETF	(1,832,876)	(272,129)
		ProShares UltraPro 3x Short Crude Oil ETF	1,878,109	416,232
		ProShares UltraShort Bloomberg Crude Oil	60,376,204	(14,895,206)
		ProShares UltraShort Bloomberg Natural Gas	49,239	881,105
		ProShares UltraShort Gold	(3,423,637)	3,811,095
		ProShares UltraShort Silver	631,112	3,022,382
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(817,763)	(65,818)
		ProShares Ultra Euro	2,035,177	(10,405)
		ProShares Ultra Yen	424,094	(590,497)
		ProShares UltraShort Australian Dollar	64,976	(208,036)
		ProShares UltraShort Euro	(36,508,674)	1,694,586
		ProShares UltraShort Yen	(16,189,926)	19,220,415

		Total Trust	$(180,675,672)	$1,042,587

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements	ProShares Short VIX Short-Term Futures ETF	$(1,827,517,354)	$(39,569,847)
		ProShares Ultra VIX Short-Term Futures ETF	260,792,676	74,528,029
		ProShares VIX Mid-Term Futures ETF	3,967,454	1,837,040
		ProShares VIX Short-Term Futures ETF	53,747,452	14,188,337
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	151,738,616	25,533,633
		ProShares Ultra Bloomberg Natural Gas	5,080,774	(7,344,433)
		ProShares Ultra Gold	2,948,285	(10,819,851)
		ProShares Ultra Silver	7,174,506	(35,893,615)
		ProShares UltraPro 3x Crude Oil ETF	3,361,776	8,487,486
		ProShares UltraPro 3x Short Crude Oil ETF	(11,469,115)	(2,454,299)
		ProShares UltraShort Bloomberg Crude Oil	(75,759,671)	(6,360,359)
		ProShares UltraShort Bloomberg Natural Gas	(12,513)	1,103,321
		ProShares UltraShort Gold	(1,696,955)	3,785,409
		ProShares UltraShort Silver	(1,262,356)	3,178,568
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	64,225	253,501
		ProShares Ultra Euro	(309,519)	(436,206)
		ProShares Ultra Yen	22,846	10,565
		ProShares UltraShort Australian Dollar	(704,621)	1,284,990
		ProShares UltraShort Euro	4,011,451	9,744,219
		ProShares UltraShort Yen	(2,918,979)	(833,945)

		Total Trust	$(1,428,741,022)	$40,222,543

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2017

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares Short VIX Short-Term Futures ETF	$282,827,592	$4,520,180
		ProShares Ultra VIX Short-Term Futures ETF	(519,504,171)	1,724,768
		ProShares VIX Mid-Term Futures ETF	(15,215,051)	(1,018,010)
		ProShares VIX Short-Term Futures ETF	(98,755,500)	(641,208)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	(169,009,085)	(119,104,310)
		ProShares Ultra Bloomberg Natural Gas	(19,025,765)	(2,429,899)
		ProShares Ultra Gold	17,899,831	(3,444,419)
		ProShares Ultra Silver	19,262,746	(14,404,786)
		ProShares UltraPro 3x Crude Oil ETF	(1,833,835)	578,453
		ProShares UltraPro 3x Short Crude Oil ETF	1,772,343	(245,274)
		ProShares UltraShort Bloomberg Crude Oil	59,226,337	25,044,628
		ProShares UltraShort Bloomberg Natural Gas	1,907,620	215,351
		ProShares UltraShort Gold	(8,294,797)	(399,587)
		ProShares UltraShort Silver	(2,226,149)	1,139,573
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(735,506)	(318,481)
		ProShares Ultra Euro	1,406,509	883,923
		ProShares Ultra Yen	342,583	(793)
		ProShares UltraShort Australian Dollar	(467,251)	(1,640,650)
		ProShares UltraShort Euro	(20,829,055)	(22,366,371)
		ProShares UltraShort Yen	(16,461,160)	(7,414,549)

		Total Trust	$(487,711,764)	$(139,321,461)

.

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2018.

Fair Values of Derivative Instruments as of June 30, 2018
	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	the Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
	Condition	Condition	Condition	Condition	Condition	Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$82,428,870	$—	$82,428,870	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	—	—	—	172,054	—	172,054
ProShares Ultra Gold
Forward agreements	—	—	—	7,152,896	—	7,152,896
ProShares Ultra Silver
Forward agreements	—	—	—	14,148,711	—	14,148,711
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	1,302,919	—	1,302,919	1,038,439	—	1,038,439
ProShares Ultra Yen
Foreign currency forward contracts	311	—	311	24,570	—	24,570
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	33,768,200	—	33,768,200
ProShares UltraShort Euro
Foreign currency forward contracts	3,399,950	—	3,399,950	—	—	—
ProShares UltraShort Gold
Forward agreements	2,276,610	—	2,276,610	—	—	—
ProShares UltraShort Silver
Forward agreements	1,452,785	—	1,452,785	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	751,278	—	751,278	57,960	—	57,960

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2018. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2018

	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	$29,027,266	$—	$—	$29,027,266
Goldman Sachs International	21,365,763	(20,159,696)	—	1,206,067
RBC, N.A.	1,172,552	—	—	1,172,552
Societe Generale S.A.	8,999,126	(8,942,433)	—	56,693
UBS AG	21,864,163	(20,658,539)	—	1,205,624
ProShares Ultra Euro
Goldman Sachs International	(77,986)	—	77,986	—
UBS AG	(94,068)	—	94,068	—
ProShares Ultra Gold
Citibank N.A.	(2,546,835)	2,546,835	—	—
Goldman Sachs International	(1,977,494)	1,977,494	—	—
Societe Generale S.A.	(676,179)	676,179	—	—
UBS AG	(1,952,388)	1,952,388	—	—
ProShares Ultra Silver
Citibank N.A.	(4,560,857)	—	4,560,857	—
Goldman Sachs International	(4,075,705)	732,705	3,343,000	—
Societe Generale S.A.	(1,789,967)	1,789,967	—	—
UBS AG	(3,722,182)	3,722,182	—	—
ProShares Ultra VIX Short-Term Futures ETF
Deutsche Bank	1,302,919	—	(1,302,919)	—
Goldman Sachs International	(1,038,439)	—	1,038,439	—
ProShares Ultra Yen
Goldman Sachs International	(11,885)	—	11,885	—
UBS AG	(12,374)	—	12,374	—
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	(11,914,957)	11,914,957	—	—
Goldman Sachs International	(8,713,478)	8,713,478	—	—
RBC, N.A.	(944,591)	—	—	(944,591)
Societe Generale S.A.	(3,627,720)	3,627,720	—	—
UBS AG	(8,567,454)	6,870,954	1,696,500	—
ProShares UltraShort Euro
Goldman Sachs International	1,779,254	(1,779,254)	—	—
UBS AG	1,620,696	(1,620,696)	—	—
ProShares UltraShort Gold
Citibank N.A.	793,507	—	—	793,507
Goldman Sachs International	615,252	(577,828)	—	37,424
Societe Generale S.A.	246,078	(246,078)	—	—
UBS AG	621,773	(581,161)	—	40,612
ProShares UltraShort Silver
Citibank N.A.	582,164	—	—	582,164
Goldman Sachs International	402,097	(349,222)	—	52,875
Societe Generale S.A.	83,545	—	—	83,545
UBS AG	384,979	—	—	384,979
ProShares UltraShort Yen
Goldman Sachs International	348,163	—	—	348,163
UBS AG	345,155	—	—	345,155

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

The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent, accounting and auditing fees and expenses, any index licensors for the Funds, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual ScheduleK-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor will not charge its Management Fee in the first year of operations of a Fund in an amount equal to the offering costs. Normal and expected expenses incurred in connection with the continuous offering of Shares of a Fund after the commencement of its trading operations will be paid by the Sponsor. The Sponsor has reimbursed ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF to the extent that their respective offering costs exceeded 0.95% of their average daily NAV during their first year of operations.

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

Except when aggregated in Creation Units, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with a Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Financial Statements—such as references to the Transaction Fees imposed on purchases and redemptions is not relevant to retail investors.

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

Transaction fees for the three and six months ended June 30, 2018 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fund
Short Euro	$—	$—
Short VIX Short-Term Futures ETF	117,253	557,733
Ultra Bloomberg Crude Oil	41,962	105,564
Ultra Bloomberg Natural Gas	2,040	7,843
Ultra Euro	—	—
Ultra Gold	2,097	6,263
Ultra Silver	6,305	11,572
Ultra VIX Short-Term Futures ETF	407,322	1,061,749
Ultra Yen	—	—
UltraPro 3x Crude Oil ETF	8,904	13,698
UltraPro 3x Short Crude Oil ETF	8,498	20,543
UltraShort Australian Dollar	—	—
UltraShort Bloomberg Crude Oil	27,882	65,813
UltraShort Bloomberg Natural Gas	622	2,732
UltraShort Euro	—	—
UltraShort Gold	2,996	8,911
UltraShort Silver	—	—
UltraShort Yen	—	—
VIX Mid-Term Futures ETF	2,116	12,050
VIX Short-Term Futures ETF	24,855	92,160

Total Trust	$652,852	$1,966,631

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2018:

For the Three Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2018	$39.25	$11.59	$27.48	$27.48	$18.10	$41.44
Net investment income (loss)	0.04	(0.01)	0.04	0.02	0.01	0.08
Net realized and unrealized gain (loss)#	2.31	1.19	6.81	1.78	(2.02)	(5.03)
Change in net asset value from operations	2.35	1.18	6.85	1.80	(2.01)	(4.95)
Net asset value, at June 30, 2018	$41.60	$12.77	$34.33	$29.28	$16.09	$36.49
Market value per share, at March 31, 2018†	$39.04	$11.74	$27.50	$27.53	$18.09	$41.55
Market value per share, at June 30, 2018†	$41.53	$12.72	$34.38	$29.27	$16.06	$36.56
Total Return, at net asset value^	6.0%	10.2%	24.9%	6.6%	(11.1)%	(11.9)%
Total Return, at market value^	6.4%	8.3%	25.0%	6.3%	(11.2)%	(12.0)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.27%	0.98%	1.30%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.39%	(0.42)%	0.61%	0.29%	0.15%	0.76%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2018.
**	Percentages are annualized.

For the Three Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at March 31, 2018	$30.83	$19.00	$63.48	$46.30	$30.80	$47.09
Net investment income (loss)	0.05	(0.03)	(0.05)	(0.15)	(0.08)	0.03
Net realized and unrealized gain (loss)#	(1.50)	(6.72)	(5.55)	16.63	(11.41)	3.40
Change in net asset value from operations	(1.45)	(6.75)	(5.60)	16.48	(11.49)	3.43
Net asset value, at June 30, 2018	$29.38	$12.25	$57.88	$62.78	$19.31	$50.52
Market value per share, at March 31, 2018†	$31.09	$18.53	$63.49	$46.33	$30.77	$47.18
Market value per share, at June 30, 2018†	$29.66	$12.34	$58.33	$63.02	$19.27	$51.20
Total Return, at net asset value^	(4.7)%	(35.5)%	(8.8)%	35.6%	(37.3)%	7.3%
Total Return, at market value^	(4.6)%	(33.4)%	(8.1)%	36.0%	(37.4)%	8.5%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.57%	0.95%	1.19%	1.23%	1.02%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.68%	(1.02)%	(0.34)%	(1.15)%	(1.19)%	0.26%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2018.
**	Percentages are annualized.

For the Three Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at March 31, 2018	$19.96	$42.88	$20.33	$67.14	$33.93	$67.20
Net investment income (loss)	0.03	(0.02)	0.04	0.12	0.05	0.12
Net realized and unrealized gain (loss)#	(5.06)	(4.27)	2.42	8.39	0.79	6.17
Change in net asset value from operations	(5.03)	(4.29)	2.46	8.51	0.84	6.29
Net asset value, at June 30, 2018	$14.93	$38.59	$22.79	$75.65	$34.77	$73.49
Market value per share, at March 31, 2018†	$19.95	$42.83	$20.32	$66.98	$33.54	$67.14
Market value per share, at June 30, 2018†	$14.91	$38.62	$22.79	$75.39	$34.40	$73.44
Total Return, at net asset value^	(25.2)%	(10.0)%	12.1%	12.7%	2.5%	9.4%
Total Return, at market value^	(25.3)%	(9.8)%	12.2%	12.6%	2.6%	9.4%
Ratios to Average Net Assets**
Expense ratio	0.99%	1.36%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.76%	(0.19)%	0.66%	0.68%	0.61%	0.70%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2018.
**	Percentages are annualized.

For the Three Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF
Net asset value, at March 31, 2018	$26.61	$39.76
Net investment income (loss)	0.00 (1)	(0.01)
Net realized and unrealized gain (loss)#	(3.58)	(9.33)
Change in net asset value from operations	(3.58)	(9.34)
Net asset value, at June 30, 2018	$23.03	$30.42
Market value per share, at March 31, 2018†	$26.45	$39.15
Market value per share, at June 30, 2018†	$23.02	$30.52
Total Return, at net asset value^	(13.5)%	(23.5)%
Total Return, at market value^	(13.0)%	(22.0)%
Ratios to Average Net Assets**
Expense ratio	0.91%	0.97%
Expense ratio, excluding brokerage commissions	0.85%	0.85%
Net investment income (loss)	0.06%	(0.06)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2018.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.

Selected data for a Share outstanding throughout the three months ended June 30, 2017:

For the Three Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2017	$44.51	$70.54	$18.96	$61.36	$14.24	$38.33
Net investment income (loss)	(0.04)	(0.16)	(0.01)	(0.08)	(0.01)	(0.02)
Net realized and unrealized gain (loss)#	(2.73)	9.73	(4.15)	(12.43)	1.93	(0.56)
Change in net asset value from operations	(2.77)	9.57	(4.16)	(12.51)	1.92	(0.58)
Net asset value, at June 30, 2017	$41.74	$80.11	$14.80	$48.85	$16.16	$37.75
Market value per share, at March 31, 2017†	$44.29	$70.58	$19.02	$61.35	$14.27	$38.45
Market value per share, at June 30, 2017†	$41.71	$80.64	$14.86	$48.70	$16.17	$37.68
Total Return, at net asset value^	(6.2)%	13.6%	(21.9)%	(20.4)%	13.4%	(1.5)%
Total Return, at market value^	(5.8)%	14.3%	(21.9)%	(20.6)%	13.3%	(2.0)%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.50%	0.98%	1.19%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.33)%	(0.86)%	(0.24)%	(0.59)%	(0.26)%	(0.20)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Three Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at March 31, 2017	$40.60	$64.77	$60.42	$29.24	$84.63	$48.75
Net investment income (loss)	(0.02)	(0.15)	(0.08)	(0.07)	(0.32)	(0.05)
Net realized and unrealized gain (loss)#	(7.35)	(25.30)	(1.66)	(9.65)	21.53	(0.80)
Change in net asset value from operations	(7.37)	(25.45)	(1.74)	(9.72)	21.21	(0.85)
Net asset value, at June 30, 2017	$33.23	$39.32	$58.68	$19.52	$105.84	$47.90
Market value per share, at March 31, 2017†	$41.23	$64.68	$60.19	$29.42	$84.28	$49.00
Market value per share, at June 30, 2017†	$33.82	$38.96	$58.68	$19.68	$104.96	$47.80
Total Return, at net asset value^	(18.1)%	(39.3)%	(2.9)%	(33.2)%	25.1%	(1.7)%
Total Return, at market value^	(18.0)%	(39.8)%	(2.5)%	(33.1)%	24.5%	(2.4)%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.88%	0.95%	1.27%	1.34%	1.01%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.19)%	(1.27)%	(0.49)%	(1.27)%	(1.34)%	(0.42)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Three Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at March 31, 2017	$36.70	$29.24	$26.42	$76.40	$29.38	$72.55
Net investment income (loss)	(0.03)	(0.06)	(0.01)	(0.04)	(0.02)	(0.04)
Net realized and unrealized gain (loss)#	6.76	3.98	(3.29)	(0.06)	5.39	1.56
Change in net asset value from operations	6.73	3.92	(3.30)	(0.10)	5.37	1.52
Net asset value, at June 30, 2017	$43.43	$33.16	$23.12	$76.30	$34.75	$74.07
Market value per share, at March 31, 2017†	$36.57	$29.25	$26.39	$75.93	$28.90	$72.50
Market value per share, at June 30, 2017†	$43.21	$33.33	$23.12	$76.37	$34.09	$74.05
Total Return, at net asset value^	18.3%	13.4%	(12.5)%	(0.1)%	18.3%	2.1%
Total Return, at market value^	18.2%	13.9%	(12.4)%	0.6%	18.0%	2.1%
Ratios to Average Net Assets**
Expense ratio	1.00%	1.31%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.30)%	(0.81)%	(0.19)%	(0.21)%	(0.27)%	(0.20)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Three Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF*
Net asset value, at March 31, 2017	$31.90	$52.72
Net investment income (loss)	(0.02)	(0.04)
Net realized and unrealized gain (loss)#	(4.42)	(9.99)
Change in net asset value from operations	(4.44)	(10.03)
Net asset value, at June 30, 2017	$27.46	$42.69
Market value per share, at March 31, 2017†	$31.95	$52.68
Market value per share, at June 30, 2017†	$27.43	$42.52
Total Return, at net asset value^	(13.9)%	(19.0)%
Total Return, at market value^	(14.1)%	(19.3)%
Ratios to Average Net Assets**
Expense ratio	0.87%	0.97%
Expense ratio, excluding brokerage commissions	0.85%	0.85%
Net investment income (loss)	(0.28)%	(0.30)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2018:

For the Six Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$127.30	$23.66	$32.64	$17.44	$39.88
Net investment income (loss)	0.04	(0.05)	0.06	0.02	0.01	0.11
Net realized and unrealized gain (loss)#	1.60	(114.48)	10.61	(3.38)	(1.36)	(3.50)
Change in net asset value from operations	1.64	(114.53)	10.67	(3.36)	(1.35)	(3.39)
Net asset value, at June 30, 2018	$41.60	$12.77	$34.33	$29.28	$16.09	$36.49
Market value per share, at December 31, 2017†	$39.99	$128.21	$23.44	$32.50	$17.46	$40.67
Market value per share, at June 30, 2018†	$41.53	$12.72	$34.38	$29.27	$16.06	$36.56
Total Return, at net asset value^	4.1%	(90.0)%	45.1%	(10.3)%	(7.7)%	(8.5)%
Total Return, at market value^	3.9%	(90.1)%	46.7%	(9.9)%	(8.0)%	(10.1)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.44%	0.97%	1.22%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.22%	(0.63)%	0.45%	0.16%	0.10%	0.56%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2018.
**	Percentages are annualized.

For the Six Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$10.33	$57.32	$37.78	$42.32	$45.67
Net investment income (loss)	0.08	(0.07)	(0.11)	(0.27)	(0.17)	0.03
Net realized and unrealized gain (loss)#	(4.25)	1.99	0.67	25.27	(22.84)	4.82
Change in net asset value from operations	(4.17)	1.92	0.56	25.00	(23.01)	4.85
Net asset value, at June 30, 2018	$29.38	$12.25	$57.88	$62.78	$19.31	$50.52
Market value per share, at December 31, 2017†	$33.85	$10.21	$57.45	$37.23	$42.88	$45.72
Market value per share, at June 30, 2018†	$29.66	$12.34	$58.33	$63.02	$19.27	$51.20
Total Return, at net asset value^	(12.4)%	18.6%	1.0%	66.2%	(54.4)%	10.6%
Total Return, at market value^	(12.4)%	20.9%	1.5%	69.3%	(55.1)%	12.0%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.74%	0.95%	1.18%	1.22%	1.02%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.52%	(1.11)%	(0.37)%	(1.12)%	(1.16)%	0.13%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2018.
**	Percentages are annualized.

For the Six Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income (loss)	0.05	(0.08)	0.05	0.17	0.07	0.18
Net realized and unrealized gain (loss)#	(9.43)	(0.81)	1.53	5.01	2.99	(1.62)
Change in net asset value from operations	(9.38)	(0.89)	1.58	5.18	3.06	(1.44)
Net asset value, at June 30, 2018	$14.93	$38.59	$22.79	$75.65	$34.77	$73.49
Market value per share, at December 31, 2017†	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at June 30, 2018†	$14.91	$38.62	$22.79	$75.39	$34.40	$73.44
Total Return, at net asset value^	(38.6)%	(2.3)%	7.4%	7.4%	9.6%	(1.9)%
Total Return, at market value^	(39.3)%	(2.6)%	7.5%	9.1%	9.6%	(2.1)%
Ratios to Average Net Assets**
Expense ratio	0.98%	1.39%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.53%	(0.39)%	0.51%	0.49%	0.45%	0.51%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2018.
**	Percentages are annualized.

For the Six Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF		VIX Short-Term Futures ETF
Net asset value, at December 31, 2017	$21.29		$23.34
Net investment income (loss)	(0.00	)(1)	(0.02)
Net realized and unrealized gain (loss)#	1.74		7.10
Change in net asset value from operations	1.74		7.08
Net asset value, at June 30, 2018	$23.03		$30.42
Market value per share, at December 31, 2017†	$21.15		$23.15
Market value per share, at June 30, 2018†	$23.02		$30.52
Total Return, at net asset value^	8.2%		30.3%
Total Return, at market value^	8.8%		31.8%
Ratios to Average Net Assets**
Expense ratio	0.98%		1.03%
Expense ratio, excluding brokerage commissions	0.85%		0.85%
Net investment income (loss)	(0.01)%		(0.12)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2018.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.

Selected data for a Share outstanding throughout the six months ended June 30, 2017:

For the Six Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2016	$45.06	$45.62	$23.34	$94.24	$14.02	$32.90
Net investment income (loss)	(0.10)	(0.33)	(0.03)	(0.20)	(0.03)	(0.06)
Net realized and unrealized gain (loss)#	(3.22)	34.82	(8.50)	(45.19)	2.17	4.91
Change in net asset value from operations	(3.32)	34.49	(8.53)	(45.39)	2.14	4.85
Net asset value, at June 30, 2017	$41.74	$80.11	$14.80	$48.85	$16.16	$37.75
Market value per share, at December 31, 2016†	$45.12	$45.49	$23.36	$94.80	$14.09	$33.20
Market value per share, at June 30, 2017†	$41.71	$80.64	$14.86	$48.70	$16.17	$37.68
Total Return, at net asset value^	(7.4)%	75.6%	(36.6)%	(48.2)%	15.3%	14.7%
Total Return, at market value^	(7.6)%	77.3%	(36.4)%	(48.6)%	14.8%	13.5%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.54%	0.98%	1.17%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.45)%	(0.96)%	(0.35)%	(0.68)%	(0.36)%	(0.34)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Six Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF+	UltraPro 3x Short Crude Oil ETF*+	UltraShort Australian Dollar
Net asset value, at December 31, 2016	$33.44	$173.93	$55.43	$25.00	$100.00	$55.38
Net investment income (loss)	(0.06)	(0.42)	(0.17)	(0.08)	(0.36)	(0.13)
Net realized and unrealized gain (loss)#	(0.15)	(134.19)	3.42	(5.40)	6.20	(7.35)
Change in net asset value from operations	(0.21)	(134.61)	3.26	(5.48)	5.84	(7.48)
Net asset value, at June 30, 2017	$33.23	$39.32	$58.68	$19.52	$105.84	$47.90
Market value per share, at December 31, 2016†	$32.09	$175.00	$55.52	$25.00	$100.00	$55.24
Market value per share, at June 30, 2017†	$33.82	$38.96	$58.68	$19.68	$104.96	$47.80
Total Return, at net asset value^	(0.6)%	(77.4)%	5.9%	(21.9)%	5.8%	(13.5)%
Total Return, at market value^	5.4%	(77.7)%	5.7%	(21.3)%	5.0%	(13.5)%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.81%	0.95%	1.29%	1.37%	1.01%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.33)%	(1.31)%	(0.57)%	(1.29)%	(1.37)%	(0.53)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, March 24, 2017 through June 30, 2017.
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
^

Percentages are not annualized for the period ended June 30, 2017. For ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF the returns shares outstanding for the period from commencement of operations through June 30, 2017 are calculated based on the initial offering price upon commencement of operations of $25.00 and $100.00 respectively.

**	Percentages are annualized.

For the Six Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2016	$31.70	$23.10	$27.08	$91.33	$37.31	$80.24
Net investment income (loss)	(0.08)	(0.13)	(0.04)	(0.13)	(0.06)	(0.13)
Net realized and unrealized gain (loss)#	11.81	10.20	(3.92)	(14.90)	(2.50)	(6.04)
Change in net asset value from operations	11.74	10.06	(3.96)	(15.03)	(2.56)	(6.17)
Net asset value, at June 30, 2017	$43.43	$33.16	$23.12	$76.30	$34.75	$74.07
Market value per share, at December 31, 2016†	$31.65	$23.05	$27.08	$90.54	$38.76	$80.25
Market value per share, at June 30, 2017†	$43.21	$33.33	$23.12	$76.37	$34.09	$74.05
Total Return, at net asset value^	37.0%	43.6%	(14.6)%	(16.5)%	(6.9)%	(7.7)%
Total Return, at market value^	36.5%	44.6%	(14.6)%	(15.6)%	(12.0)%	(7.7)%
Ratios to Average Net Assets**
Expense ratio	0.98%	1.30%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.43)%	(0.89)%	(0.33)%	(0.34)%	(0.37)%	(0.36)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated
^	Percentages are not annualized for the period ended June 30, 2017.
**	Percentages are annualized.

For the Six Months Ended June 30, 2017 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF*
Net asset value, at December 31, 2016	$42.14	$84.86
Net investment income (loss)	(0.06)	(0.11)
Net realized and unrealized gain (loss)#	(14.61)	(42.06)
Change in net asset value from operations	(14.67)	(42.17)
Net asset value, at June 30, 2017	$27.46	$42.69
Market value per share, at December 31, 2016†	$42.34	$85.04
Market value per share, at June 30, 2017†	$27.43	$42.52
Total Return, at net asset value^	(34.8)%	(49.7)%
Total Return, at market value^	(35.2)%	(50.0)%
Ratios to Average Net Assets**
Expense ratio	0.88%	0.96%
Expense ratio, excluding brokerage commissions	0.85%	0.85%
Net investment income (loss)	(0.37)%	(0.40)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period June 30, 2017.
**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from the one-half inverse (-0.5x), the inverse (-1x), two times the inverse (-2x), one and one-half times (1.5x) of the return, two times (2x) of the return, three times the inverse (-3x), or three times of the return (3x) of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short, UltraShort and UltraPro Short Funds), as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return fora period as the return of the Geared Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective over time.

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

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of Financial Instruments held by a Fund and the performance of the applicable benchmark; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of Financial Instruments and commission costs; (5) holding or trading instruments in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; and (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of a benchmark, over weighting or under weighting certain components of a benchmark or obtaining exposure to assets that are not included in a benchmark.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2017 may specify a January 2018 expiration. As that contract nears expiration, it may be replaced by selling the January 2018 contract and purchasing the contract expiring in March 2018. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January

2018 contract would take place at a price that is higher than the price at which the March 2018 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund, an UltraPro Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund, an UltraShort Fund or an UltraPro Short Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds, UltraShort Funds, and UltraPro Short Funds, and positively affect the Ultra Funds, UltraPro Funds and Matching VIX Funds.

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

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor or the Trustee (as each term is defined below) assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor or the Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2018, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

The Sponsor also serves as the Trust’s commodity pool operator. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under the CEA and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

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

As described in the prospectus for each Fund, each of the Funds intends to invest in financial instruments “Financial Instruments” (Financial Instruments are instruments whose value is derived from the value of an underlying asset, rate or benchmark including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the VIX Index, natural gas, crude oil, precious metals, or currencies, as applicable. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

Each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half inverse (-0.5x) or inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or to two times (2x) the daily performance of its corresponding benchmark. Each “UltraPro” Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next.

Each Geared Fund seeks investment results for a single day only, not for any other period. A “single day” is measured from the time a Fund calculates its respective net asset value per Share (“NAV”) to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -0.5x, -1x, -2x, 1.5x, 2x, -3x or 3x of the return of the benchmark to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds, that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, and ProShares Ultra Bloomberg Natural Gas are benchmarked to indices designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2018 and 2017, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Three Months Ended June 30, 2018	Interest Income Three Months Ended June 30, 2017	Interest Income Six Months Ended June 30, 2018	Interest Income Six Months Ended June 30, 2017
ProShares Short Euro	$27,459	$22,784	$47,026	$38,480
ProShares Short VIX Short-Term Futures ETF	1,311,550	1,030,436	3,081,523	1,382,694
ProShares Ultra Bloomberg Crude Oil	1,695,702	1,572,668	3,121,667	2,617,079
ProShares Ultra Bloomberg Natural Gas	117,918	62,796	253,993	106,835
ProShares Ultra Euro	24,676	24,972	49,755	39,752
ProShares Ultra Gold	392,349	178,660	704,893	300,135
ProShares Ultra Silver	928,110	518,829	1,701,974	884,169
ProShares Ultra VIX Short-Term Futures ETF	573,151	595,569	1,239,894	966,554
ProShares Ultra Yen	4,582	6,876	8,736	11,186
ProShares UltraPro 3x Crude Oil ETF	2,443	—	4,988	—
ProShares UltraPro 3x Short Crude Oil ETF	2,063	—	6,267	—
ProShares UltraShort Australian Dollar	23,124	21,253	44,263	35,524
ProShares UltraShort Bloomberg Crude Oil	789,599	280,496	1,519,016	539,542
ProShares UltraShort Bloomberg Natural Gas	15,929	9,532	31,067	14,473
ProShares UltraShort Euro	783,229	508,339	1,401,213	893,083
ProShares UltraShort Gold	114,979	64,930	205,123	116,347
ProShares UltraShort Silver	84,825	36,403	143,417	58,906
ProShares UltraShort Yen	358,903	360,252	671,423	683,531
ProShares VIX Mid-Term Futures ETF	48,342	48,327	110,046	92,587
ProShares VIX Short-Term Futures ETF	235,501	248,418	512,029	407,223

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

Market Risk

Trading in derivatives contracts involves each Fund entering into contractual commitments to purchase or sell a commodity, currency or spot volatility product underlying such Fund’s benchmark at a specified date and price, should it hold such derivative contract into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, currency or spot volatility product, it would be required to make delivery of that commodity, currency or spot volatility product at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity, currency or spot volatility product can rise is unlimited, entering into commitments to sell commodities, currencies or spot volatility products would expose a Fund to theoretically unlimited risk.

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

Swap agreements do not generally involve the delivery of underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to an uncleared swap agreement defaults, the Fund’s risk of loss typically consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with the recovery of collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 2, 2018, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

Management fee payments made to the Sponsor are calculated as a fixed percentage of each Fund’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date. The agreement with the Sponsor may be terminated by either party upon 30 days written notice to the other party.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the three and six months ended June 30, 2018.

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

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$7,850,562	$15,578,470
NAV end of period	$8,319,329	$10,433,992
Percentage change in NAV	6.0%	(33.0)%
Shares outstanding beginning of period	200,000	350,000
Shares outstanding end of period	200,000	250,000
Percentage change in shares outstanding	0.0%	(28.6)%
Shares created	—	—
Shares redeemed	—	100,000
Per share NAV beginning of period	$39.25	$44.51
Per share NAV end of period	$41.60	$41.74
Percentage change in per share NAV	6.0%	(6.2)%
Percentage change in benchmark	(5.1)%	7.1%
Benchmark annualized volatility	7.4%	7.4%

During the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2018 to June 30, 2018. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,000 outstanding Shares at March 31, 2017 to 250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2018 and 2017 the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.0% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 6.2% for the three months ended June 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 27, 2018 at $42.00 per Share and reached its low for the period on April 16, 2018 at $39.02 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 10, 2017 at $44.89 per Share and reached its low for the period on June 29, 2017 at $41.66 per Share.

The benchmark’s decline of 5.1% for the three months ended June 30, 2018, as compared to the benchmark’s rise of 7.1% for the three months ended June 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the period ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$7,908	$(11,755)
Management fee	19,231	34,086
Brokerage commissions	320	453
Net realized gain (loss)	443,811	(818,040)
Change in net unrealized appreciation/depreciation	17,048	(66,049)
Net income (loss)	$468,767	$(895,844)

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2018.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$693,246,689	$486,752,851
NAV end of period	$528,238,767	$793,060,423
Percentage change in NAV	(23.8)%	62.9%
Shares outstanding beginning of period	59,800,000	6,900,000
Shares outstanding end of period	41,350,000	9,900,000
Percentage change in shares outstanding	(30.9)%	43.5%
Shares created	100,000	16,500,000
Shares redeemed	18,550,000	13,500,000
Per share NAV beginning of period	$11.59	$70.54
Per share NAV end of period	$12.77	$80.11
Percentage change in per share NAV	10.2%	13.6%
Percentage change in benchmark	(23.1)%	(18.7)%
Benchmark annualized volatility	59.9%	56.3%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 59,800,000 outstanding Shares at March 31, 2018 to 41,350,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 6,900,000 outstanding Shares at March 31, 2017 to 9,900,000 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. For the three months ended June 30, 2017, the Fund’s daily performance had a statistical correlation over ..99 to the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.2% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 13.6% for the three months ended June 30, 2017, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 18, 2018 at $13.99 per Share and reached its low for the period on April 2, 2018 at $11.20 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 26, 2017 at $84.17 per Share and reached its low for the period on April 13, 2017 at $60.18 per Share.

The benchmark’s decline of 23.1% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 18.7% for the three months ended June 30, 2017, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$(645,154)	$(1,366,200)
Management fee	1,458,197	1,516,291
Brokerage commissions	378,374	880,345
Net realized gain (loss)	56,009,496	182,927,300
Change in net unrealized appreciation/depreciation	14,219,447	(24,618,005)
Net income (loss)	$69,583,789	$156,943,095

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$411,128,942	$883,692,281
NAV end of period	$455,274,935	$958,703,511
Percentage change in NAV	10.7%	8.5%
Shares outstanding beginning of period	14,961,317	46,611,317
Shares outstanding end of period	13,261,317	64,761,317
Percentage change in shares outstanding	(11.4)%	38.9%
Shares created	2,350,000	39,500,000
Shares redeemed	4,050,000	21,350,000
Per share NAV beginning of period	$27.48	$18.96
Per share NAV end of period	$34.33	$14.80
Percentage change in per share NAV	24.9%	(21.9)%
Percentage change in benchmark	13.2%	(10.5)%
Benchmark annualized volatility	26.0%	27.7%

During the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 14,961,317 outstanding Shares at March 31, 2018 to 13,261,317 outstanding Shares at June 30, 2018. By comparison, during the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 46,611,317 outstanding Shares at March 31, 2017 to 64,761,317 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 24.9% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 21.9% for the three months ended June 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 29, 2018 at $34.33 per Share and reached its low for the period on April 6, 2018 at $25.06 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 11, 2017 at $21.09 per Share and reached its low for the period on June 21, 2017 at $12.64 per Share.

The benchmark’s rise of 13.2% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 10.5% for the three months ended June 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$650,229	$(509,922)
Management fee	1,018,503	2,013,640
Brokerage commissions	26,970	68,950
Net realized gain (loss)	39,220,725	(168,598,236)
Change in net unrealized appreciation/depreciation	64,095,056	28,789,192
Net income (loss)	$103,966,010	$(140,318,966)

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the three months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$39,239,545	$47,154,853
NAV end of period	$25,715,598	$43,886,614
Percentage change in NAV	(34.5)%	(6.9)%
Shares outstanding beginning of period	1,428,150	768,434
Shares outstanding end of period	878,150	898,434
Percentage change in shares outstanding	(38.5)%	16.9%
Shares created	100,000	250,000
Shares redeemed	650,000	120,000
Per share NAV beginning of period	$27.48	$61.36
Per share NAV end of period	$29.28	$48.85
Percentage change in per share NAV	6.6%	(20.4)%
Percentage change in benchmark	4.2%	(9.4)%
Benchmark annualized volatility	20.1%	31.3%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,428,150 outstanding Shares at March 31, 2018 to 878,150 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 768,434 outstanding Shares at March 31, 2017 to 898,434 outstanding Shares at June 30, 2017.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.6% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 20.4% for the three months ended June 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 15, 2018 at $31.15 per Share and reached its low for the period on May 4, 2018 at $25.80 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 12, 2017 at $66.85 per Share and reached its low for the period on June 19, 2017 at $45.10 per Share.

The benchmark’s rise of 4.2% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 9.4% for the three months ended June 30, 2017, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$21,771	$(61,668)
Management fee	70,511	99,053
Brokerage commissions	25,636	25,411
Net realized gain (loss)	3,945,951	(4,648,302)
Change in net unrealized appreciation/depreciation	(2,369,217)	(3,331,224)
Net income (loss)	$1,598,505	$(8,041,194)

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$9,952,883	$14,244,522
NAV end of period	$8,848,596	$12,928,079
Percentage change in NAV	(11.1)%	(9.2)%
Shares outstanding beginning of period	550,000	1,000,000
Shares outstanding end of period	550,000	800,000
Percentage change in shares outstanding	0.0%	(20.0)%
Shares created	50,000	550,000
Shares redeemed	50,000	750,000
Per share NAV beginning of period	$18.10	$14.24
Per share NAV end of period	$16.09	$16.16
Percentage change in per share NAV	(11.1)%	13.5%
Percentage change in benchmark	(5.1)%	7.1%
Benchmark annualized volatility	7.4%	7.4%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2018 to June 30, 2018. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 1,000,000 outstanding Shares at March 31, 2017 to 800,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.1% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 13.5% for the three months ended June 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 16, 2018 at $18.27 per Share and reached its low for the period on June 27, 2018 at $15.76 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 29, 2017 at $16.22 per Share and reached its low for the period on April 7, 2017 at $14.04 per Share.

The benchmark’s decline of 5.1% for the three months ended June 30, 2018, as compared to the benchmark’s rise of 7.1% for the three months ended June 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$3,336	$(9,508)
Management fee	21,340	34,480
Net realized gain (loss)	(1,110,025)	2,035,324
Change in net unrealized appreciation/depreciation	46,346	(10,060)
Net income (loss)	$(1,060,343)	$2,015,756

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2018.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$95,302,043	$97,753,642
NAV end of period	$82,112,586	$88,717,834
Percentage change in NAV	(13.8)%	(9.2)%
Shares outstanding beginning of period	2,300,000	2,550,000
Shares outstanding end of period	2,250,000	2,350,000
Percentage change in shares outstanding	(2.2)%	(7.8)%
Shares created	100,000	50,000
Shares redeemed	150,000	250,000
Per share NAV beginning of period	$41.44	$38.33
Per share NAV end of period	$36.49	$37.75
Percentage change in per share NAV	(11.9)%	(1.5)%
Percentage change in benchmark	(5.5)%	(0.2)%
Benchmark annualized volatility	8.6%	11.1%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,300,000 outstanding Shares at March 31, 2018 to 2,250,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at March 31, 2017 to 2,350,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.9% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 1.5% for the three months ended June 30, 2017 was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 18, 2018 at $43.06 per Share and reached its low for the period on June 29, 2018 at $36.49 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 6, 2017 at $41.06 per Share and reached its low for the period on May 9, 2017 at $36.67 per Share.

The benchmark’s decline of 5.5% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 0.2% for the three months ended June 30, 2017, can be attributed to a greater decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$174,419	$(46,666)
Management fee	217,921	225,316
Brokerage commissions	9	10
Net realized gain (loss)	(5,706,990)	8,452,994
Change in net unrealized appreciation/depreciation	(5,803,829)	(9,841,138)
Net income (loss)	$(11,336,400)	$(1,434,810)

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to greater decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2018.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$221,863,281	$306,366,355
NAV end of period	$208,483,138	$245,798,564
Percentage change in NAV	(6.0)%	(19.8)%
Shares outstanding beginning of period	7,196,526	7,546,526
Shares outstanding end of period	7,096,526	7,396,526
Percentage change in shares outstanding	(1.4)%	(2.0)%
Shares created	400,000	650,000
Shares redeemed	500,000	800,000
Per share NAV beginning of period	$30.83	$40.60
Per share NAV end of period	$29.38	$33.23
Percentage change in per share NAV	(4.7)%	(18.2)%
Percentage change in benchmark	(1.5)%	(8.8)%
Benchmark annualized volatility	14.9%	16.5%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,196,526 outstanding Shares at March 31, 2018 to 7,096,526 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,546,526 outstanding Shares at March 31, 2017 to 7,396,526 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.7% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 18.2% for the three months ended June 30, 2017 was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 19, 2018 at $34.26 per Share and reached its low for the period on June 29, 2018 at $29.38 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $42.76 per Share and reached its low for the period on May 9, 2017 at $32.50 per Share.

The benchmark’s decline of 1.5% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 8.8% for the three months ended June 30, 2017, can be attributed to a lesser decrease in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$386,411	$(132,432)
Management fee	541,678	651,232
Brokerage commissions	21	29
Net realized gain (loss)	(5,627,237)	(10,939,045)
Change in net unrealized appreciation/depreciation	(4,041,572)	(41,673,877)
Net income (loss)	$(9,282,398)	$(52,745,354)

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2018.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$323,581,300	$359,949,459
NAV end of period	$359,311,519	$378,714,636
Percentage change in NAV	11.0%	5.2%
Shares outstanding beginning of period	17,027,238	5,556,952
Shares outstanding end of period	29,327,238	9,631,952
Percentage change in shares outstanding	72.2%	73.3%
Shares created	38,350,000	11,787,500
Shares redeemed	26,050,000	7,712,500
Per share NAV beginning of period	$19.00	$64.77
Per share NAV end of period	$12.25	$39.32
Percentage change in per share NAV	(35.5)%	(39.3)%
Percentage change in benchmark	(23.1)%	(18.7)%
Benchmark annualized volatility	59.9%	56.3%

During the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from an increase from 17,027,238 outstanding Shares at March 31, 2018 to 29,327,238 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 5,556,952 outstanding Shares at March 31, 2017 to 9,631,952 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. For the three months ended June 30, 2017, the Fund’s daily performance had a statistical correlation over .99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 35.5% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 39.3% for the three months ended June 30, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 2, 2018 at $20.95 per Share and reached its low for the period on June 18, 2018 at $9.72 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $86.96 per Share and reached its low for the period on June 26, 2017 at $35.93 per Share.

The benchmark’s decline of 23.1% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 18.7% for the three months ended June 30, 2017, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$(1,082,646)	$(1,224,224)
Management fee	1,004,304	918,110
Brokerage commissions	651,493	901,683
Net realized gain (loss)	(155,815,226)	(153,987,419)
Change in net unrealized appreciation/depreciation	7,064,911	30,330,056
Net income (loss)	$(149,832,961)	$(124,881,587)

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$3,172,131	$6,039,723
NAV end of period	$2,892,468	$5,866,403
Percentage change in NAV	(8.8)%	(2.9)%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	0.0%	0.0%
Shares created	–	–
Shares redeemed	–	–
Per share NAV beginning of period	$63.48	$60.42
Per share NAV end of period	$57.88	$58.68
Percentage change in per share NAV	(8.8)%	(2.9)%
Percentage change in benchmark	(3.9)%	(1.0)%
Benchmark annualized volatility	6.1%	8.0%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2018 to June 30, 2018. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2017 to June 30, 2017.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.8% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 2.9% for the three months ended June 30, 2017, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 2, 2018 at $64.07 per Share and reached its low for the period on June 29, 2018 at $57.88 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 18, 2017 at $63.59 per Share and reached its low for the period on May 10, 2017 at $57.18 per Share.

The benchmark’s decline of 3.9% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 1.0% for the three months ended June 30, 2017, can be attributed to a greater decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$(2,527)	$(7,450)
Management fee	7,109	14,326
Net realized gain (loss)	(299,704)	424,094
Change in net unrealized appreciation/depreciation	22,568	(589,964)
Net income (loss)	$(279,663)	$(173,320)

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a greater decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2018.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$16,203,957	$5,849,001
NAV end of period	$40,809,111	$20,499,886
Percentage change in NAV	151.8%	250.5%
Shares outstanding beginning of period	350,008	200,008
Shares outstanding end of period	650,000	1,050,008
Percentage change in shares outstanding	85.7%	425.0%
Shares created	400,000	950,000
Shares redeemed	100,008	100,000
Per share NAV beginning of period	$46.30	$29.24
Per share NAV end of period	$62.78	$19.52
Percentage change in per share NAV	35.6%	(33.2)%
Percentage change in benchmark	13.2%	(10.5)%
Benchmark annualized volatility	26.0%	27.7%

During the three months ended June 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 350,008 outstanding Shares at March 31, 2018 to 650,000 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 200,008 outstanding Shares at March 31, 2017 to 1,050,008 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 35.6% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 33.2% for the three months ended June 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on May 21, 2018 at $63.31 per Share and reached its low for the period on April 6, 2018 at $40.21 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 11, 2017 at $34.26 per Share and reached its low for the period on June 21, 2017 at $15.44 per Share.

The benchmark’s rise of 13.2% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 10.5% for the three months ended June 30, 2018, can be attributed to an increase in the price of WTI Crude Oil during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$(64,951)	$(40,999)
Management fee	53,597	—
Brokerage commissions	13,797	10,401
Offering costs	—	36,999
Limitation by Sponsor	—	(6,401)
Net realized gain (loss)	1,740,951	(1,832,876)
Change in net unrealized appreciation/depreciation	6,901,529	(272,129)
Net income (loss)	$8,577,529	$(2,146,004)

The Fund’s net income increased for the three months June 30, 2018, as compared to the three months ended June 30, 2018 and 2017, primarily due to a rise in the price of WTI Crude Oil during the three months ended June 30, 2018.

ProShares UltraPro 3x Short Crude Oil ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$26,950,309	$4,231,785
NAV end of period	$21,723,197	$5,292,315
Percentage change in NAV	(19.4)%	25.1%
Shares outstanding beginning of period	874,908	50,002
Shares outstanding end of period	1,124,906	50,002
Percentage change in shares outstanding	28.6%	0.0%
Shares created	600,000	37,500
Shares redeemed	350,002	37,500
Per share NAV beginning of period	$30.80	$84.64
Per share NAV end of period	$19.31	$105.84
Percentage change in per share NAV	(37.3)%	25.0%
Percentage change in benchmark	13.2%	(10.5)%
Benchmark annualized volatility	26.0%	27.7%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 874,908 outstanding Shares at March 31, 2018 to 1,124,906 outstanding Shares at June 30, 2018. By comparison, during the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. There was no net change in the Fund’s outstanding Shares from March 31, 2017 to June 30, 2017.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.3% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 25.0% for the three months ended June 30, 2017, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 6, 2018 at $34.98 per Share and reached its low for the period on June 29, 2018 at $19.31 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $135.52 per Share and reached its low for the period on April 11, 2017 at $71.64 per Share.

The benchmark’s rise of 13.2% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 10.5% for the three months ended June 30, 2018, can be attributed to an increase in the price of WTI Crude Oil during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$(65,455)	$(23,799)
Management fee	52,273	—
Brokerage commissions	15,245	6,949
Offering costs	—	36,999
Limitation by Sponsor	—	(20,149)
Net realized gain (loss)	(6,793,148)	1,878,109
Change in net unrealized appreciation/depreciation	(1,707,316)	416,232
Net income (loss)	$(8,565,919)	$2,270,542

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a rise in the price of WTI Crude Oil during the three months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraPro 3x Short Crude Oil ETF.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$7,063,496	$14,625,590
NAV end of period	$7,577,764	$11,974,974
Percentage change in NAV	7.3%	(18.1)%
Shares outstanding beginning of period	150,000	300,000
Shares outstanding end of period	150,000	250,000
Percentage change in shares outstanding	0.0%	(16.7)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$47.09	$48.75
Per share NAV end of period	$50.52	$47.90
Percentage change in per share NAV	7.3%	(1.7)%
Percentage change in benchmark	(3.7)%	0.6%
Benchmark annualized volatility	8.1%	7.1%

During the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2018 to June 30, 2018. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at March 31, 2017 to 250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.3% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 1.7% for the three months ended June 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 27, 2018 at $51.44 per Share and reached its low for the period on April 18, 2018 at $45.78 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 9, 2017 at $52.68 per Share and reached its low for the period on June 29, 2017 at $47.90 per Share.

The benchmark’s decline of 3.7% for the three months ended June 30, 2018, as compared to the benchmark’s rise of 0.6% for the three months ended June 30, 2017, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$4,750	$(15,526)
Management fee	17,184	34,714
Brokerage commissions	1,190	2,065
Net realized gain (loss)	415,369	64,821
Change in net unrealized appreciation/depreciation	94,149	(207,466)
Net income (loss)	$514,268	$(158,171)

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2018.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$200,375,649	$205,157,522
NAV end of period	$177,512,584	$121,175,298
Percentage change in NAV	(11.4)%	(40.9)%
Shares outstanding beginning of period	10,039,884	5,589,884
Shares outstanding end of period	11,889,884	2,789,884
Percentage change in shares outstanding	18.4%	(50.1)%
Shares created	4,500,000	3,200,000
Shares redeemed	2,650,000	6,000,000
Per share NAV beginning of period	$19.96	$36.70
Per share NAV end of period	$14.93	$43.43
Percentage change in per share NAV	(25.2)%	18.3%
Percentage change in benchmark	13.2%	(10.5)%
Benchmark annualized volatility	26.0%	27.7%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 10,039,884 outstanding Shares at March 31, 2018 to 11,889,884 outstanding Shares at June 30, 2018. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 5,589,884 outstanding Shares at March 31, 2017 to 2,789,884 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 25.2% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 18.3% for the three months ended June 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 6, 2018 at $21.76 per Share and reached its low for the period on June 29, 2018 at $14.93 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $51.13 per Share and reached its low for the period on April 11, 2017 at $32.87 per Share.

The benchmark’s rise of 13.2% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 10.5% for the three months ended June 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$343,498	$(120,394)
Management fee	429,580	381,832
Brokerage commissions	16,521	19,058
Net realized gain (loss)	(27,662,976)	60,374,329
Change in net unrealized appreciation/depreciation	(21,638,603)	(14,881,070)
Net income (loss)	$(48,958,081)	$45,372,865

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the three months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share splits for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$5,352,309	$8,037,027
NAV end of period	$6,746,849	$7,455,967
Percentage change in NAV	26.1%	(7.2)%
Shares outstanding beginning of period	124,832	274,832
Shares outstanding end of period	174,832	224,832
Percentage change in shares outstanding	40.1%	(18.2)%
Shares created	100,000	50,000
Shares redeemed	50,000	100,000
Per share NAV beginning of period	$42.88	$29.24
Per share NAV end of period	$38.59	$33.16
Percentage change in per share NAV	(10.0)%	13.4%
Percentage change in benchmark	4.2%	(9.4)%
Benchmark annualized volatility	20.1%	31.3%

During the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from an increase from 124,832 outstanding Shares at March 31, 2018 to 174,832 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 274,832 outstanding Shares at March 31, 2017 to 224,832 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.0% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 13.4% for the three months ended June 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 10, 2018 at $45.30 per Share and reached its low for the period on June 15, 2018 at $36.50 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 19, 2017 at $36.17 per Share and reached its low for the period on May 12, 2017 at $25.70 per Share.

The benchmark’s rise of 4.2% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 9.4% for the three months ended June 30, 2017, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$(2,564)	$(15,159)
Management fee	12,902	17,846
Brokerage commissions	5,591	6,845
Net realized gain (loss)	(759,484)	49,239
Change in net unrealized appreciation/depreciation	171,590	880,924
Net income (loss)	$(590,458)	$915,004

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase in the price of Henry Hub Natural Gas, during the three months ended June 30, 2018.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$188,023,376	$297,181,632
NAV end of period	$177,734,261	$237,012,906
Percentage change in NAV	(5.5)%	(20.2)%
Shares outstanding beginning of period	9,250,000	11,250,000
Shares outstanding end of period	7,800,000	10,250,000
Percentage change in shares outstanding	(15.7)%	(8.9)%
Shares created	500,000	150,000
Shares redeemed	1,950,000	1,150,000
Per share NAV beginning of period	$20.33	$26.42
Per share NAV end of period	$22.79	$23.12
Percentage change in per share NAV	12.1%	(12.5)%
Percentage change in benchmark	(5.1)%	7.1%
Benchmark annualized volatility	7.4%	7.4%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 9,250,000 outstanding Shares at March 31, 2018 to 7,800,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,250,000 outstanding Shares at March 31, 2017 to 10,250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.1% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 12.5% for the three months ended June 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on May 29, 2018 at $23.27 per Share and reached its low for the period on April 16, 2018 at $20.13 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 7, 2017 at $26.79 per Share and reached its low for the period on June 29, 2017 at $23.04 per Share.

The benchmark’s decline of 5.1% for the three months ended June 30, 2018, as compared to the benchmark’s rise of 7.1% for the three months ended June 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$322,447	$(125,473)
Management fee	460,782	633,812
Net realized gain (loss)	22,934,646	(36,509,511)
Change in net unrealized appreciation/depreciation	(334,834)	1,704,360
Net income (loss)	$22,922,259	$(34,930,624)

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2018.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$30,009,467	$34,150,818
NAV end of period	$26,248,001	$37,919,363
Percentage change in NAV	(12.5)%	11.0%
Shares outstanding beginning of period	446,978	446,978
Shares outstanding end of period	346,978	496,978
Percentage change in shares outstanding	(22.4)%	11.2%
Shares created	50,000	200,000
Shares redeemed	150,000	150,000
Per share NAV beginning of period	$67.14	$76.40
Per share NAV end of period	$75.65	$76.30
Percentage change in per share NAV	12.7%	(0.1)%
Percentage change in benchmark	(5.5)%	(0.2)%
Benchmark annualized volatility	8.6%	11.1%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 446,978 outstanding Shares at March 31, 2018 to 346,978 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 446,978 outstanding Shares at March 31, 2017 to 496,978 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.7% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 0.1% for the three months ended June 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 29, 2018 at $75.64 per Share and reached its low for the period on April 18, 2018 at $64.49 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 9, 2017 at $79.26 per Share and reached its low for the period on June 6, 2017 at $70.47 per Share.

The benchmark’s decline of 5.5% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 0.2% for the three months ended June 30, 2017, can be attributed to a greater decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$47,828	$(18,164)
Management fee	67,143	83,084
Brokerage commissions	8	10
Net realized gain (loss)	1,572,944	(3,423,708)
Change in net unrealized appreciation/depreciation	1,881,329	3,810,157
Net income (loss)	$3,502,101	$368,285

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a greater decrease in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2018.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$20,934,105	$18,125,235
NAV end of period	$23,192,780	$23,175,549
Percentage change in NAV	10.8%	27.9%
Shares outstanding beginning of period	616,976	616,976
Shares outstanding end of period	666,976	666,976
Percentage change in shares outstanding	8.1%	8.1%
Shares created	200,000	300,000
Shares redeemed	150,000	250,000
Per share NAV beginning of period	$33.93	$29.38
Per share NAV end of period	$34.77	$34.75
Percentage change in per share NAV	2.5%	18.3%
Percentage change in benchmark	(1.5)%	(8.8)%
Benchmark annualized volatility	14.9%	16.5%

During the three months ended June 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 616,976 outstanding Shares at March 31, 2018 to 666,976 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 616,976 outstanding Shares at March 31, 2017 to 666,976 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.5% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 18.3% for the three months ended June 30, 2017, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 29, 2018 at $34.77 per Share and reached its low for the period on June 15, 2018 at $30.22 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 9, 2017 at $36.09 per Share and reached its low for the period on April 13, 2017 at $27.71 per Share.

The benchmark’s decline of 1.5% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 8.8% for the three months ended June 30, 2017, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$33,075	$(14,368)
Management fee	51,734	50,752
Brokerage commissions	16	19
Net realized gain (loss)	334,485	631,092
Change in net unrealized appreciation/depreciation	476,790	3,022,758
Net income (loss)	$844,350	$3,639,482

The Fund’s net income decreased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2018.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$87,308,862	$221,231,848
NAV end of period	$84,457,545	$170,316,152
Percentage change in NAV	(3.3)%	(23.0)%
Shares outstanding beginning of period	1,299,290	3,049,290
Shares outstanding end of period	1,149,290	2,299,290
Percentage change in shares outstanding	(11.5)%	(24.6)%
Shares created	50,000	—
Shares redeemed	200,000	750,000
Per share NAV beginning of period	$67.20	$72.55
Per share NAV end of period	$73.49	$74.07
Percentage change in per share NAV	9.4%	2.1%
Percentage change in benchmark	(3.9)%	(1.0)%
Benchmark annualized volatility	6.1%	8.0%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,299,290 outstanding Shares at March 31, 2018 to 1,149,290 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 3,049,290 outstanding Shares at March 31, 2017 to 2,299,290 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.4% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 2.1% for the three months ended June 30, 2017, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on May 21, 2018 at $73.51 per Share and reached its low for the period on April 2, 2018 at $66.57 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on May 10, 2017 at $76.41 per Share and reached its low for the period on April 18, 2017 at $68.84 per Share.

The benchmark’s decline of 3.9% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 1.0% for the three months ended June 30, 2017, can be attributed to a greater decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$151,662	$(97,161)
Management fee	207,241	457,413
Net realized gain (loss)	8,333,424	(16,191,328)
Change in net unrealized appreciation/depreciation	(414,865)	19,230,799
Net income (loss)	$8,070,221	$2,942,310

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a greater decline in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2018.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$24,945,408	$37,873,983
NAV end of period	$19,864,692	$30,550,943
Percentage change in NAV	(20.4)%	(19.3)%
Shares outstanding beginning of period	937,403	1,187,403
Shares outstanding end of period	862,403	1,112,403
Percentage change in shares outstanding	(8.0)%	(6.3)%
Shares created	100,000	50,000
Shares redeemed	175,000	125,000
Per share NAV beginning of period	$26.61	$31.90
Per share NAV end of period	$23.03	$27.46
Percentage change in per share NAV	(13.5)%	(13.9)%
Percentage change in benchmark	(13.0)%	(13.6)%
Benchmark annualized volatility	25.1%	18.6%

During the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 937,403 outstanding Shares at March 31, 2018 to 862,403 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,187,403 outstanding Shares at March 31, 2017 to 1,112,403 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.5% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 13.9% for the three months ended June 30, 2017, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 11, 2018 at $27.34 per Share and reached its low for the period on June 18, 2018 at $21.22 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $32.97 per Share and reached its low for the period on June 28, 2017 at $27.30 per Share.

The benchmark’s decline of 13.0% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 13.6% for the three months ended June 30, 2017, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$2,771	$(23,141)
Management fee	42,445	70,059
Brokerage commissions	3,126	1,409
Net realized gain (loss)	247,018	(7,047,660)
Change in net unrealized appreciation/depreciation	(3,079,614)	2,246,757
Net income (loss)	$(2,829,825)	$(4,824,044)

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2018.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
NAV beginning of period	$112,385,324	$137,512,969
NAV end of period	$114,097,930	$162,053,094
Percentage change in NAV	1.5%	17.8%
Shares outstanding beginning of period	2,826,317	2,608,613
Shares outstanding end of period	3,751,317	3,796,113
Percentage change in shares outstanding	32.7%	45.5%
Shares created	1,800,000	1,937,500
Shares redeemed	875,000	750,000
Per share NAV beginning of period	$39.76	$52.71
Per share NAV end of period	$30.42	$42.69
Percentage change in per share NAV	(23.5)%	(19.0)%
Percentage change in benchmark	(23.1)%	(18.7)%
Benchmark annualized volatility	59.9%	56.3%

During the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from an increase from 2,826,317 outstanding Shares at March 31, 2018 to 3,751,317 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,608,613 outstanding Shares at March 31, 2017 to 3,796,113 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.5% for the three months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 19.0% for the three months ended June 30, 2017, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on April 2, 2018 at $42.48 per Share and reached its low for the period on June 18, 2018 at $25.90 per Share. By comparison, during the three months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $61.29 per Share and reached its low for the period on June 26, 2017 at $40.75 per Share.

The benchmark’s decline of 23.1% for the three months ended June 30, 2018, as compared to the benchmark’s decline of 18.7% for the three months ended June 30, 2017, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net investment income (loss)	$(16,991)	$(110,768)
Management fee	222,320	313,196
Brokerage commissions	30,172	45,990
Net realized gain (loss)	(23,529,528)	(33,527,509)
Change in net unrealized appreciation/depreciation	178,622	6,221,178
Net income (loss)	$(23,367,897)	$(27,417,099)

The Fund’s net income increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve and a lower Net Asset Value during the three months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares VIX Short-Term Futures ETF.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$7,991,880	$15,770,088
NAV end of period	$8,319,329	$10,433,992
Percentage change in NAV	4.1%	(33.8)%
Shares outstanding beginning of period	200,000	350,000
Shares outstanding end of period	200,000	250,000
Percentage change in shares outstanding	0.0%	(28.6)%
Shares created	—	—
Shares redeemed	—	100,000
Per share NAV beginning of period	$39.96	$45.06
Per share NAV end of period	$41.60	$41.74
Percentage change in per share NAV	4.1%	(7.4)%
Percentage change in benchmark	(2.7)%	8.5%
Benchmark annualized volatility	7.7%	7.4%

During the six months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to June 30, 2018. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,000 outstanding Shares at December 31, 2016 to 250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.1% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 7.4% for the six months ended June 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 27, 2018 at $42.00 per Share and reached its low for the period on February 1, 2018 at $38.43 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $45.65 per Share and reached its low for the period on June 29, 2017 at $41.66 per Share.

The benchmark’s decline of 2.7% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 8.5% for the six months ended June 30, 2017, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$8,842	$(33,276)
Management fee	37,581	70,653
Brokerage commission	603	1,103
Net realized gain (loss)	64,225	(735,783)
Change in net unrealized appreciation/depreciation	254,382	(318,403)
Net income (loss)	$327,449	$(1,087,462)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2018.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$770,163,871	$228,075,387
NAV end of period	$528,238,767	$793,060,423
Percentage change in NAV	(31.4)%	247.7%
Shares outstanding beginning of period	6,050,000	5,000,000
Shares outstanding end of period	41,350,000	9,900,000
Percentage change in shares outstanding	583.5%	98.0%
Shares created	70,000,000	29,000,000
Shares redeemed	34,700,000	24,100,000
Per share NAV beginning of period	$127.30	$45.62
Per share NAV end of period	$12.77	$80.11
Percentage change in per share NAV	(90.0)%	75.6%
Percentage change in benchmark	31.6%	(49.4)%
Benchmark annualized volatility	156.3%	46.3%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. The decrease in the Fund’s NAV was offset by an increase from 6,050,000 outstanding Shares at December 31, 2017 to 41,350,000 outstanding Shares at June 30, 2018. By comparison, during the six months ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 5,000,000 outstanding Shares at December 31, 2016 to 9,900,000 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to one-half the inverse of the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 90.0% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 75.6% for the six months ended June 30, 2017, was primarily due to a rise in prices of the first and second month VIX futures during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on January 11, 2018 at $138.18 per Share and reached its low for the period on February 5, 2018 at $3.96 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 26, 2017 at $84.17 per Share and reached its low for the period on January 3, 2017 at $49.10 per Share.

The benchmark’s rise of 31.6% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 49.4% for the six months ended June 30, 2017, can be attributed to an increase of the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$(2,395,753)	$(2,272,392)
Management fee	3,614,293	2,260,276
Brokerage commission	1,716,061	1,394,810
Net realized gain (loss)	(1,827,776,466)	282,816,334
Change in net unrealized appreciation/depreciation	(39,517,982)	4,519,029
Net income (loss)	$(1,869,690,201)	$285,062,971

The Fund’s net income decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase in futures prices during the six months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$524,445,526	$933,731,860
NAV end of period	$455,274,935	$958,703,511
Percentage change in NAV	(13.2)%	2.7%
Shares outstanding beginning of period	22,161,317	40,013,933
Shares outstanding end of period	13,261,317	64,761,317
Percentage change in shares outstanding	(40.2)%	61.8%
Shares created	4,300,000	61,200,000
Shares redeemed	13,200,000	36,452,616
Per share NAV beginning of period	$23.66	$23.34
Per share NAV end of period	$34.33	$14.80
Percentage change in per share NAV	45.1%	(36.6)%
Percentage change in benchmark	23.2%	(18.5)%
Benchmark annualized volatility	24.2%	25.5%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 22,161,317 outstanding Shares at December 31, 2017 to 13,261,317 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 40,013,933 outstanding Shares at December 31, 2016 to 64,761,317 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 45.1% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 36.6% for the six months ended June 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 29, 2018 at $34.33 per Share and reached its low for the period on February 9, 2018 at $22.60 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 6, 2017 at $23.49 per Share and reached its low for the period on June 21, 2017 at $12.64 per Share.

The benchmark’s rise of 23.2% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 18.5% for the six months ended June 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$985,223	$(1,464,427)
Management fee	2,091,357	3,975,239
Brokerage commission	45,087	106,267
Net realized gain (loss)	151,738,610	(169,015,334)
Change in net unrealized appreciation/depreciation	25,587,101	(119,075,048)
Net income (loss)	$178,310,934	$(289,554,809)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the six months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$63,268,950	$43,203,386
NAV end of period	$25,715,598	$43,886,614
Percentage change in NAV	(59.4)%	1.6%
Shares outstanding beginning of period	1,938,434	458,434
Shares outstanding end of period	878,150	898,434
Percentage change in shares outstanding	(54.7)%	96.0%
Shares created	750,000	800,000
Shares redeemed	1,810,284	360,000
Per share NAV beginning of period	$32.64	$94.25
Per share NAV end of period	$29.28	$48.85
Percentage change in per share NAV	(10.3)%	(48.2)%
Percentage change in benchmark	(2.9)%	(24.8)%
Benchmark annualized volatility	25.5%	37.2%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,938,434 outstanding Shares at December 31, 2017 to 878,150 outstanding Shares June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 458,434 outstanding Shares at December 31, 2016 to 898,434 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.3% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 48.2% for the six months ended June 30, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on January 30, 2018 at $39.11 per Share and reached its low for the period on February 12, 2018 at $25.18 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 17, 2017 at $78.80 per Share and reached its low for the period on June 19, 2017 at $45.10 per Share.

The benchmark’s decline of 2.9% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 24.8% for the six months ended June 30, 2017, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$29,226	$(148,175)
Management fee	175,110	207,945
Brokerage commission	49,657	47,065
Net realized gain (loss)	5,080,743	(19,026,437)
Change in net unrealized appreciation/depreciation	(7,340,216)	(2,430,307)
Net income (loss)	$(2,230,247)	$(21,604,919)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a lesser decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$9,591,516	$11,914,585
NAV end of period	$8,848,596	$12,928,079
Percentage change in NAV	(7.7)%	8.5%
Shares outstanding beginning of period	550,000	850,000
Shares outstanding end of period	550,000	800,000
Percentage change in shares outstanding	0.0%	(5.9)%
Shares created	150,000	750,000
Shares redeemed	150,000	800,000
Per share NAV beginning of period	$17.44	$14.02
Per share NAV end of period	$16.09	$16.16
Percentage change in per share NAV	(7.7)%	15.3%
Percentage change in benchmark	(2.7)%	8.5%
Benchmark annualized volatility	7.7%	7.4%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to June 30, 2018. By comparison, during the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 850,000 outstanding Shares at December 31, 2016 to 800,000 outstanding Shares at June 30, 2017.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.7% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 15.3% for the six months ended June 30, 2017, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on February 1, 2018 at $18.89 per Share and reached its low for the period on June 27, 2018 at $15.76 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 29, 2017 at $16.22 per Share and reached its low for the period on January 3, 2017 at $13.68 per Share.

The benchmark’s decline of 2.7% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 8.5% for the six months ended June 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$4,823	$(24,795)
Management fee	44,932	64,547
Net realized gain (loss)	(309,512)	1,406,656
Change in net unrealized appreciation/depreciation	(435,638)	884,459
Net income (loss)	$(740,327)	$2,266,320

The Fund’s net income decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2018.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$93,708,748	$92,127,200
NAV end of period	$82,112,586	$88,717,834
Percentage change in NAV	(12.4)%	(3.7)%
Shares outstanding beginning of period	2,350,000	2,800,000
Shares outstanding end of period	2,250,000	2,350,000
Percentage change in shares outstanding	(4.3)%	(16.1)%
Shares created	300,000	350,000
Shares redeemed	400,000	800,000
Per share NAV beginning of period	$39.88	$32.90
Per share NAV end of period	$36.49	$37.75
Percentage change in per share NAV	(8.5)%	14.7%
Percentage change in benchmark	(3.1)%	8.4%
Benchmark annualized volatility	9.1%	12.3%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,350,000 outstanding Shares at December 31, 2017 to 2,250,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 2,800,000 outstanding Shares at December 31, 2016 to 2,350,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.5% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 14.7% for the six months ended June 30, 2017 was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on January 25, 2018 at $43.77 per Share and reached its low for the period on June 29, 2018 at $36.49 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 6, 2017 at $41.06 per Share and reached its low for the period on January 3, 2017 at $33.18 per Share.

The benchmark’s decline of 3.1% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 8.4% for the six months ended June 30, 2017, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$261,930	$(167,651)
Management fee	442,935	467,757
Brokerage commission	28	29
Net realized gain (loss)	2,948,113	17,900,379
Change in net unrealized appreciation/depreciation	(10,811,316)	(3,440,604)
Net income (loss)	$(7,601,273)	$14,292,124

The Fund’s net income decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to decrease in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2018.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$258,244,696	$275,779,940
NAV end of period	$208,483,138	$245,798,564
Percentage change in NAV	(19.3)%	(10.9)%
Shares outstanding beginning of period	7,696,526	8,246,526
Shares outstanding end of period	7,096,526	7,396,526
Percentage change in shares outstanding	(7.8)%	(10.3)%
Shares created	500,000	650,000
Shares redeemed	1,100,000	1,500,000
Per share NAV beginning of period	$33.55	$33.44
Per share NAV end of period	$29.38	$33.23
Percentage change in per share NAV	(12.4)%	(0.6)%
Percentage change in benchmark	(5.0)%	1.4%
Benchmark annualized volatility	13.7%	17.9%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,696,526 outstanding Shares at December 31, 2017 to 7,096,526 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,246,526 outstanding Shares at December 31, 2016 to 7,396,526 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of silver bullion as measured by the London Silver Price.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.4% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 0.6% for the six months ended June 30, 2017, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on January 25, 2018 at $36.06 per Share and reached its low for the period on June 29, 2018 at $29.38 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $42.76 per Share and reached its low for the period on January 3, 2017 at $32.23 per Share.

The benchmark’s decline of 5.0% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 1.4% for the six months ended June 30, 2017, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$600,819	$(474,656)
Management fee	1,101,124	1,358,786
Brokerage commission	31	39
Net realized gain (loss)	7,174,134	19,262,944
Change in net unrealized appreciation/depreciation	(35,858,622)	(14,398,126)
Net income (loss)	$(28,083,669)	$4,390,162

The Fund’s net income decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a decline in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2018.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$394,035,141	$515,758,754
NAV end of period	$359,311,519	$378,714,636
Percentage change in NAV	(8.8)%	(26.6)%
Shares outstanding beginning of period	38,127,238	2,965,383
Shares outstanding end of period	29,327,238	9,631,952
Percentage change in shares outstanding	(23.1)%	224.8%
Shares created	86,200,000	17,785,000
Shares redeemed	95,000,000	11,118,431
Per share NAV beginning of period	$10.33	$173.93
Per share NAV end of period	$12.25	$39.32
Percentage change in per share NAV	18.6%	(77.4)%
Percentage change in benchmark	31.6%	(49.4)%
Benchmark annualized volatility	156.3%	46.3%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 38,127,238 outstanding Shares at December 31, 2017 to 29,327,238 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one and one-half times (1.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,965,383 outstanding Shares at December 31, 2016 to 9,631,952 outstanding Shares at June 30, 2017.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to 1.5x of the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV increase of 18.6% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 77.4% for the six months ended June 30, 2017, was primarily due to an increase in prices of the first and second month VIX futures during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $41.16 per Share and reached its low for the period on January 11, 2018 at $8.68 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $147.20 per Share and reached its low for the period on June 26, 2017 at $35.93 per Share.

The benchmark’s rise of 31.6% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 49.4% for the six months ended June 30, 2017, can be attributed to an increase in prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$(2,150,142)	$(2,541,734)
Management fee	1,847,115	1,839,772
Brokerage commission	1,542,921	1,668,516
Net realized gain (loss)	260,784,945	(519,524,922)
Change in net unrealized appreciation/depreciation	74,541,294	1,737,284
Net income (loss)	$333,176,097	$(520,329,372)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase in futures prices during the six months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$2,864,269	$5,540,957
NAV end of period	$2,892,468	$5,866,403
Percentage change in NAV	1.0%	5.9%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$57.32	$55.43
Per share NAV end of period	$57.88	$58.68
Percentage change in per share NAV	1.0%	5.9%
Percentage change in benchmark	1.8%	3.9%
Benchmark annualized volatility	7.2%	9.0%

During the six months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to June 30, 2018. By comparison, during the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to June 30, 2017.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.0% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 5.9% for the six months ended June 30, 2017, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on March 23, 2018 at $65.62 per Share and reached its low for the period on January 5, 2018 at $56.85 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 18, 2017 at $63.59 per Share and reached its low for the period on January 3, 2017 at $54.62 per Share.

The benchmark’s rise of 1.8% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 3.9% for the six months ended June 30, 2017, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$(5,596)	$(16,783)
Management fee	14,332	27,969
Net realized gain (loss)	22,846	342,551
Change in net unrealized appreciation/depreciation	10,949	(322)
Net income (loss)	$28,199	$325,446

The Fund’s net income decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the year ended June 30, 2018.

ProShares UltraPro 3x Crude Oil ETF

Since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended June 30, 2017 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and the period ended June 30, 2017:

	Six Months Ended June 30, 2018	March 24, 2017 (Commencement of Operations) through June 30, 2017
NAV beginning of period	$11,335,483	$200
NAV end of period	$40,809,111	$20,499,886
Percentage change in NAV	260.0%	—	NM
Shares outstanding beginning of period	300,008	8
Shares outstanding end of period	650,000	1,050,008
Percentage change in shares outstanding	116.7%	—	NM
Shares created	600,000	1,150,008
Shares redeemed	250,008	100,000
Per share NAV beginning of period	$37.78	$25.00
Per share NAV end of period	$62.78	$19.52
Percentage change in per share NAV	66.2%	(21.9)%
Percentage change in benchmark	23.2%	(5.6)%
Benchmark annualized volatility	24.2%	27.1%

NM – Not Meaningful

During the six months ended June 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 300,008 outstanding Shares at December 31, 2017 to 650,000 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the period ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 8 outstanding Shares at March 24, 2017 to 1,050,008 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2018 and period ended June 30, 2017 the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 66.2% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 21.9% for the period ended June 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on May 21, 2018 at $63.31 per Share and reached its low for the period on February 9, 2018 at $34.95 per Share. By comparison, during the period ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on April 11, 2017 at $34.26 per Share and reached its low for the period on June 21, 2017 at $15.44 per Share.

The benchmark’s rise of 23.2% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 5.6% for the period ended June 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and period ended June 30, 2017:

	Six Months Ended June 30, 2018	March 24, 2017 (Commencement of Operations) through June 30, 2017
Net investment income (loss)	$(96,066)	$(42,817)
Management fee	55,692	–
Brokerage commission	19,473	11,274
Offering costs	52,846	39,845
Limitation by Sponsor	(26,957)	(8,302)
Net realized gain (loss)	3,361,776	(1,833,835)
Change in net unrealized appreciation/depreciation	8,487,486	578,453
Net income (loss)	$11,753,196	$(1,298,199)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the period ended June 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the year ended June 30, 2018.

ProShares UltraPro 3x Short Crude Oil ETF*

Since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended June 30, 2017 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and period ended June 30, 2017:

	Six Months Ended June 30, 2018	March 24, 2017 (Commencement of Operations) through June 30, 2017
NAV beginning of period	$21,161,176	$200
NAV end of period	$21,723,197	$5,292,315
Percentage change in NAV	2.7%	–	NM
Shares outstanding beginning of period	500,002	2
Shares outstanding end of period	1,124,906	50,002
Percentage change in shares outstanding	125.0%	–	NM
Shares created	1,287,500	87,502
Shares redeemed	662,596	37,500
Per share NAV beginning of period	$42.32	$100.00
Per share NAV end of period	$19.31	$105.84
Percentage change in per share NAV	(54.4)%	5.8%
Percentage change in benchmark	23.2%	(5.6)%
Benchmark annualized volatility	24.2%	27.1%

NM – Not Meaningful

During the six months ended June 30, 2018, the increase in the Fund’s NAV resulted from an increase from 500,002 outstanding Shares at December 31, 2017 to 1,124,906 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the period ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 2 outstanding Shares at March 24, 2017 to 50,002 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2018 and period ended June 30, 2017 the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 54.4% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 5.8% for the period ended June 30, 2017, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on February 9, 2018 at $43.71 per Share and reached its low for the period on June 29, 2018 at $19.31 per Share. By comparison, during the period ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $135.52 per Share and reached its low for the period on April 11, 2017 at $71.64 per Share.

The benchmark’s rise of 23.2% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 5.6% for the period ended June 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and period ended June 30, 2017:

	Six Months Ended June 30, 2018	March 24, 2017 (Commencement of Operations) through June 30, 2017
Net investment income (loss)	$(132,669)	$(25,630)
Management fee	55,810	—
Brokerage commission	30,505	7,901
Offering costs	52,797	39,845
Limitation by Sponsor	(176)	(22,116)
Net realized gain (loss)	(11,469,115)	1,772,343
Change in net unrealized appreciation/depreciation	(2,454,299)	(245,274)
Net income (loss)	$(14,056,083)	$1,501,439

The Fund’s net income decreased for the six months ended June 30, 2018, as compared to the period ended June 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the year ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraPro 3x Short Crude Oil ETF.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$13,702,102	$16,613,473
NAV end of period	$7,577,764	$11,974,974
Percentage change in NAV	(44.7)%	(27.9)%
Shares outstanding beginning of period	300,000	300,000
Shares outstanding end of period	150,000	250,000
Percentage change in shares outstanding	(50.0)%	(16.7)%
Shares created	—	—
Shares redeemed	150,000	50,000
Per share NAV beginning of period	$45.67	$55.38
Per share NAV end of period	$50.52	$47.90
Percentage change in per share NAV	10.6%	(13.5)%
Percentage change in benchmark	(5.1)%	6.5%
Benchmark annualized volatility	8.4%	7.6%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 300,000 outstanding Shares at December 31, 2017 to 150,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2016 to 250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.6% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 13.5% for the six months ended June 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 27, 2018 at $51.44 per Share and reached its low for the period on January 26, 2018 at $42.30 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $55.24 per Share and reached its low for the period on March 20, 2017 at $47.67 per Share.

The benchmark’s decline of 5.1% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 6.5% for the six months ended June 30, 2017, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$4,885	$(38,855)
Management fee	36,668	69,846
Brokerage commission	2,710	4,533
Net realized gain (loss)	(704,868)	(467,406)
Change in net unrealized appreciation/depreciation	1,286,278	(1,639,793)
Net income (loss)	$586,295	$(2,146,054)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2018.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$225,843,284	$200,958,303
NAV end of period	$177,512,584	$121,175,298
Percentage change in NAV	(21.4)%	(39.7)%
Shares outstanding beginning of period	9,289,884	6,339,884
Shares outstanding end of period	11,889,884	2,789,884
Percentage change in shares outstanding	28.0%	(56.0)%
Shares created	8,700,000	5,300,000
Shares redeemed	6,100,000	8,850,000
Per share NAV beginning of period	$24.31	$31.70
Per share NAV end of period	$14.93	$43.43
Percentage change in per share NAV	(38.6)%	37.0%
Percentage change in benchmark	23.2%	(18.5)%
Benchmark annualized volatility	24.2%	25.5%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 9,289,884 outstanding Shares at December 31, 2017 to 11,889,884 outstanding Shares at June 30, 2018. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 6,339,884 outstanding Shares at December 31, 2016 to 2,789,884 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.6% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 37.0% the six months ended June 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on February 9, 2018 at $24.98 per Share and reached its low for the period on June 29, 2018 at $14.93 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $51.13 per Share and reached its low for the period on January 6, 2017 at $31.36 per Share.

The benchmark’s rise of 23.2% for the six months ended June 30, 2018, as compared to benchmark’s decline of 18.5% for the six months ended June 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$532,980	$(411,094)
Management fee	957,534	917,856
Brokerage commission	28,502	32,780
Net realized gain (loss)	(75,759,313)	59,224,854
Change in net unrealized appreciation/depreciation	(6,331,310)	25,048,184
Net income (loss)	$(81,557,643)	$83,861,944

The Fund’s net income decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the six months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share splits for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$6,902,743	$4,038,794
NAV end of period	$6,746,849	$7,455,967
Percentage change in NAV	(2.3)%	84.6%
Shares outstanding beginning of period	174,832	174,832
Shares outstanding end of period	174,832	224,832
Percentage change in shares outstanding	0.0%	28.6%
Shares created	350,000	150,000
Shares redeemed	350,000	100,000
Per share NAV beginning of period	$39.48	$23.10
Per share NAV end of period	$38.59	$33.16
Percentage change in per share NAV	(2.3)%	43.5%
Percentage change in benchmark	(2.9)%	(24.8)%
Benchmark annualized volatility	25.5%	37.2%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to June 30, 2018. By comparison, during the six months ended June 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 174,832 outstanding Shares at December 31, 2016 to 224,832 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.3% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV increase of 43.5% for the six months ended June 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the six months June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on February 12, 2018 at $47.52 per Share and reached its low for the period on January 30, 2018 at $31.76 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on February 22, 2017 at $39.72 per Share and reached its low for the period on January 26, 2017 at $25.38 per Share.

The benchmark’s decline of 2.9% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 24.8% for the six months ended June 30, 2017, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$(12,151)	$(30,975)
Management fee	29,447	33,091
Brokerage commission	13,771	12,357
Net realized gain (loss)	(12,513)	1,907,361
Change in net unrealized appreciation/depreciation	1,103,510	215,045
Net income (loss)	$1,078,846	$2,091,431

The Fund’s net income decreased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a lesser decrease in the price of Henry Hub Natural Gas, during the six months ended June 30, 2018.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$202,548,197	$349,392,650
NAV end of period	$177,734,262	$237,012,906
Percentage change in NAV	(12.3)%	(32.2)%
Shares outstanding beginning of period	9,550,000	12,900,000
Shares outstanding end of period	7,800,000	10,250,000
Percentage change in shares outstanding	(18.3)%	(20.5)%
Shares created	1,000,000	450,000
Shares redeemed	2,750,000	3,100,000
Per share NAV beginning of period	$21.21	$27.08
Per share NAV end of period	$22.79	$23.12
Percentage change in per share NAV	7.4%	(14.6)%
Percentage change in benchmark	(2.7)%	8.5%
Benchmark annualized volatility	7.7%	7.4%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 9,550,000 outstanding Shares at December 31, 2017 to 7,800,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,900,000 outstanding Shares at December 31, 2016 to 10,250,000 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.4% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 14.6% for the six months ended June 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on May 29, 2018 at $23.27 per Share and reached its low for the period on February 1, 2018 at $19.53 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $27.74 per Share and reached its low for the period on June 29, 2017 at $23.04 per Share.

The benchmark’s decline of 2.7% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 8.5% for the six months ended June 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$490,576	$(484,494)
Management fee	910,637	1,377,577
Net realized gain (loss)	4,011,223	(20,831,517)
Change in net unrealized appreciation/depreciation	9,772,114	(22,363,154)
Net income (loss)	$14,273,913	$(43,679,165)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2018.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$31,497,410	$63,653,647
NAV end of period	$26,248,001	$37,919,363
Percentage change in NAV	(16.7)%	(40.4)%
Shares outstanding beginning of period	446,978	696,978
Shares outstanding end of period	346,978	496,978
Percentage change in shares outstanding	(22.4)%	(28.7)%
Shares created	250,000	250,000
Shares redeemed	350,000	450,000
Per share NAV beginning of period	$70.47	$91.33
Per share NAV end of period	$75.65	$76.30
Percentage change in per share NAV	7.4%	(16.5)%
Percentage change in benchmark	(3.1)%	8.4%
Benchmark annualized volatility	9.1%	12.3%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 446,978 outstanding Shares at December 31, 2017 to 346,978 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 696,978 outstanding Shares at December 31, 2016 to 496,978 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.4% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 16.5% for the six months ended June 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 29, 2018 at $75.64 per Share and reached its low for the period on January 25, 2018 at $64.00 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $90.53 per Share and reached its low for the period on June 6, 2017 at $70.47 per Share.

The benchmark’s decline of 3.1% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 8.4% for the six months ended June 30, 2017, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$70,206	$(65,041)
Management fee	134,889	181,359
Brokerage commission	28	29
Net realized gain (loss)	(1,696,803)	(8,295,869)
Change in net unrealized appreciation/depreciation	3,789,437	(400,322)
Net income (loss)	$2,162,840	$(8,761,232)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2018.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$14,806,259	$23,017,656
NAV end of period	$23,192,780	$23,175,549
Percentage change in NAV	56.6%	0.7%
Shares outstanding beginning of period	466,976	616,976
Shares outstanding end of period	666,976	666,976
Percentage change in shares outstanding	42.8%	8.1%
Shares created	650,000	500,000
Shares redeemed	450,000	450,000
Per share NAV beginning of period	$31.71	$37.31
Per share NAV end of period	$34.77	$34.75
Percentage change in per share NAV	9.7%	(6.9)%
Percentage change in benchmark	(5.0)%	1.4%
Benchmark annualized volatility	13.7%	17.9%

During the six months ended June 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 466,976 outstanding Shares at December 31, 2017 to 666,976 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the six months ended June 30, 2017, the increase in the Fund’s NAV resulted from an increase from 616,976 outstanding Shares at December 31, 2016 to 666,976 outstanding Shares at June 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of silver bullion as measured by the London Silver Price.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.7% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 6.9% for the six months ended June 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on June 29, 2018 at $34.77 per Share and reached its low for the period on January 25, 2018 at $29.38 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $38.64 per Share and reached its low for the period on April 13, 2017 at $27.71 per Share.

The benchmark’s decline of 5.0% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 1.4% for the six months ended June 30, 2017, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$46,262	$(37,928)
Management fee	97,129	96,805
Brokerage commission	26	29
Net realized gain (loss)	(1,264,388)	(2,226,293)
Change in net unrealized appreciation/depreciation	3,182,840	1,139,511
Net income (loss)	$1,964,714	$(1,124,710)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a decline in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2018.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$131,077,453	$276,781,747
NAV end of period	$84,457,545	$170,316,152
Percentage change in NAV	(35.6)%	(38.5)%
Shares outstanding beginning of period	1,749,290	3,449,290
Shares outstanding end of period	1,149,290	2,299,290
Percentage change in shares outstanding	(34.3)%	(33.3)%
Shares created	100,000	750,000
Shares redeemed	700,000	1,900,000
Per share NAV beginning of period	$74.93	$80.24
Per share NAV end of period	$73.49	$74.07
Percentage change in per share NAV	(1.9)%	(7.7)%
Percentage change in benchmark	1.8%	3.9%
Benchmark annualized volatility	7.2%	9.0%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,749,290 outstanding Shares at December 31, 2017 to 1,149,290 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,449,290 outstanding Shares at December 31, 2016 to 2,299,290 outstanding Shares at June 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.9% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 7.7% for the six months ended June 30, 2017, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on January 5, 2018 at $75.55 per Share and reached its low for the period on March 23, 2018 at $65.08 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $81.40 per Share and reached its low for the period on April 18, 2017 at $68.84 per Share.

The benchmark’s rise of 1.8% for the six months ended June 30, 2018, as compared to the benchmark’s rise of 3.9% for the six months ended June 30, 2017, can be attributed to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$233,063	$(408,905)
Management fee	438,360	1,092,436
Net realized gain (loss)	(2,918,976)	(16,463,982)
Change in net unrealized appreciation/depreciation	(818,709)	(7,411,050)
Net income (loss)	$(3,504,622)	$(24,283,937)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a lesser rise in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2018.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$26,347,948	$45,818,914
NAV end of period	$19,864,692	$30,550,943
Percentage change in NAV	(24.6)%	(33.3)%
Shares outstanding beginning of period	1,237,403	1,087,403
Shares outstanding end of period	862,403	1,112,403
Percentage change in shares outstanding	(30.3)%	2.3%
Shares created	650,000	175,000
Shares redeemed	1,025,000	150,000
Per share NAV beginning of period	$21.29	$42.14
Per share NAV end of period	$23.03	$27.46
Percentage change in per share NAV	8.2%	(34.8)%
Percentage change in benchmark	9.1%	(34.4)%
Benchmark annualized volatility	48.8%	18.1%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,237,403 outstanding Shares at December 31, 2017 to 862,403 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,087,403 outstanding Shares at December 31, 2016 to 1,112,403 outstanding Shares at June 30, 2017.

For the six months ended, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.2% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 34.8% for the six months ended June 30, 2017 was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $27.85 per Share and reached its low for the period on January 12, 2018 at $19.98 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $40.96 per Share and reached its low for the period on June 28, 2017 at $27.30 per Share.

The benchmark’s rise of 9.1% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 34.4% for the six months ended June 30, 2017, can be attributed to a rise in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$(1,716)	$(67,708)
Management fee	97,404	155,244
Brokerage commission	14,358	5,051
Net realized gain (loss)	3,967,454	(15,215,578)
Change in net unrealized appreciation/depreciation	1,836,853	(1,017,185)
Net income (loss)	$5,802,591	$(16,300,471)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a rise in futures prices during the six months ended June 30, 2018.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV beginning of period	$137,741,560	$174,160,146
NAV end of period	$114,097,930	$162,053,094
Percentage change in NAV	(17.2)%	(7.0)%
Shares outstanding beginning of period	5,901,317	2,052,363
Shares outstanding end of period	3,751,317	3,796,113
Percentage change in shares outstanding	(36.4)%	85.0%
Shares created	3,675,000	3,018,750
Shares redeemed	5,825,000	1,275,000
Per share NAV beginning of period	$23.34	$84.86
Per share NAV end of period	$30.42	$42.69
Percentage change in per share NAV	30.3%	(49.7)%
Percentage change in benchmark	31.6%	(49.4)%
Benchmark annualized volatility	156.3%	46.3%

During the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 5,901,317 outstanding Shares at December 31, 2017 to 3,751,317 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,052,363 outstanding Shares at December 31, 2016 to 3,796,113 outstanding Shares at June 30, 2017.

For the six months ended June 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 30.3% for the six months ended June 30, 2018, as compared to the Fund’s per Share NAV decrease of 49.7% for the six months ended June 30, 2017, was primarily due to a rise in prices of the first and second month VIX futures during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $54.20 per Share and reached its low for the period on January 11, 2018 at $21.43 per Share. By comparison, during the six months ended June 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $78.33 per Share and reached its low for the period on June 26, 2017 at $40.75 per Share.

The benchmark’s rise of 31.6% for the six months ended June 30, 2018, as compared to the benchmark’s decline of 49.4% for the six months ended June 30, 2017, can be attributed to a rise in prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net investment income (loss)	$(64,417)	$(294,989)
Management fee	474,707	622,968
Brokerage commission	101,471	79,244
Net realized gain (loss)	53,745,459	(98,756,862)
Change in net unrealized appreciation/depreciation	14,198,503	(637,918)
Net income (loss)	$67,879,545	$(99,689,769)

The Fund’s net income increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a rise in the futures prices and benchmark volatility during the six months ended June 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Exchange Rate Sensitivity, Equity Market Volatility Sensitivity, and Commodity Price Sensitivity

Each of the Funds is exposed to certain risks pertaining to the use of Financial Instruments. Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. Each of the Commodity Funds and Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments.

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2018 and 2017, each of the Funds’ positions were as follows:

ProShares Short Euro:

As of June 30, 2018 and 2017, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to exchange rate price risk.

	Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2018	57	$1.1737	125,000	$(8,362,256)

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2017	73	$1.1467	125,000	$(10,463,638)

The June 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF:

As of June 30, 2018 and 2017, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2018 and 2017, which were sensitive to equity market volatility risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2018	9,451	$16.03	1,000	$(151,452,275)
VIX Futures (CBOE)	Short	August 2018	6,868	16.38	1,000	(112,463,500)

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2017	36,797	$12.33	1,000	$(453,523,025)
VIX Futures (CBOE)	Short	August 2017	26,760	12.68	1,000	(339,183,000)

The June 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. Prior to the close of business on February 27, 2018, the Fund generally attempted to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. As of close of business on February 27, 2018, the Fund will generally attempt to adjust its position in Financial Statements each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of June 30, 2018 and 2017, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2018	2,687	$72.46	1,000	$194,700,020

	Swap Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$107.5777	$226,255,400
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	107.5777	189,842,536
Bloomberg WTI Crude Oil Subindex	RBC, N.A.	Long	107.5777	21,173,182
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	107.5777	80,696,770
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	107.5777	197,792,801

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2017	8,449	$46.29	1,000	$391,104,210

	Swap Agreements as of June 30, 2017
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$68.6588	$530,103,536
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	68.6588	440,733,506
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	68.6588	128,321,260
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	68.6588	427,123,990

The June 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2018 and 2017 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of June 30, 2018 and 2017, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2018	1,773	$2.90	10,000	$51,434,730

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2017	2,896	$3.03	10,000	$87,777,760

The June 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of June 30, 2018 and 2017, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of June 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/13/18	7,275,525	1.1686	$8,501,968
Euro	UBS AG	Long	07/13/18	8,350,300	1.1686	9,757,919
Euro	UBS AG	Short	07/13/18	(487,200)	1.1686	(569,328)

	Foreign Currency Forward Contracts as of June 30, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/07/17	14,796,725	1.1422	$16,900,325
Euro	UBS AG	Long	07/07/17	9,722,000	1.1422	11,104,144
Euro	Goldman Sachs International	Short	07/07/17	(429,500)	1.1422	(490,561)
Euro	UBS AG	Short	07/07/17	(1,459,900)	1.1422	(1,667,449)

The June 30, 2018 and 2017 USD market value equals the number of euros multiplied by the forward rate.

These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Gold:

As of June 30, 2018 and 2017, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2018	2	$1,254.50	100	$250,900

	Forward Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,251.25	$59,059,000
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,251.22	46,820,652
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,251.22	16,265,860
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,251.19	41,789,746

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2017	2	$1,242.30	100	$248,460

	Forward Agreements as of June 30, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,242.53	$60,635,464
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,242.52	46,619,350
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,242.52	22,365,360
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,242.52	47,588,516

The June 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2018 and 2017 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of June 30, 2018 and 2017, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2018	2	$16.20	5,000	$161,980

	Forward Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$16.0407	$141,190,241
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.0407	112,778,954
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.0406	52,677,330
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.0407	110,119,406

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2017	2	$16.63	5,000	$166,270

	Forward Agreements as of June 30, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$16.4740	$174,855,036
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.4738	127,026,177
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.4738	62,336,859
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.4739	127,194,982

The June 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2018 and 2017 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra VIX Short-Term Futures ETF:

As of June 30, 2018 and 2017, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreement linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to equity market volatility risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2018	15,203	$16.03	1,000	$243,628,075
VIX Futures (CBOE)	Long	August 2018	11,063	16.38	1,000	181,156,625

	Swap Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures Index	Deutsche Bank AG	Long	$54.4300	$18,250,660
iPath S&P 500 VIX Short-Term Futures	Goldman Sachs International	Long	36.8671	95,963,878

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2017	35,168	$12.33	1,000	$433,445,600
VIX Futures (CBOE)	Long	August 2017	25,576	12.68	1,000	324,175,800

The June 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. Prior to the close of business on February 27, 2018, the Fund generally attempted to adjust its positions in Financial instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. As of the close of business on February 27, 2018, the Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of June 30, 2018 and 2017, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/13/18	324,525,000	0.009037	$2,932,713
Yen	UBS AG	Long	07/13/18	325,871,400	0.009037	2,944,880
Yen	Goldman Sachs International	Short	07/13/18	(2,934,400)	0.009037	(26,517)
Yen	UBS AG	Short	07/13/18	(7,607,800)	0.009037	(68,752)

Foreign Currency Forward Contracts as of June 30, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/07/17	759,505,400	0.008891	$6,752,589
Yen	UBS AG	Long	07/07/17	607,794,000	0.008891	5,403,758
Yen	Goldman Sachs International	Short	07/07/17	(32,285,500)	0.008891	(287,043)
Yen	UBS AG	Short	07/07/17	(15,379,200)	0.008891	(136,733)

The June 30, 2018 and 2017 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Crude Oil ETF:

As of June 30, 2018 and 2017, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2018	1,690	$72.46	1,000	$122,457,400

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2017	1,329	$46.29	1,000	$61,519,410

The June 30, 2018 and 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than one day.

ProShares UltraPro 3x Short Crude Oil ETF:

As of June 30, 2018 and 2017, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2018	899	$72.46	1,000	$(65,141,540)

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2017	343	$46.29	1,000	$(15,877,470)

The June 30, 2018 and 2017 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than one day.

ProShares UltraShort Australian Dollar:

As of June 30, 2018 and 2017, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to exchange rate price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2018	205	$73.98	1,000	$(15,165,900)

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2017	312	$76.75	1,000	$(23,946,000)

The June 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Crude Oil:

As of June 30, 2018 and 2017, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2018	1,028	$72.46	1,000	$(74,488,880)

	Swap Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$107.5777	$(91,601,590)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	107.5777	(62,787,144)
Bloomberg WTI Crude Oil Subindex	RBC, N.A.	Short	107.5777	(25,944,244)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	107.5777	(32,467,552)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	107.5777	(67,673,814)

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2017	1,018	$46.29	1,000	$(47,123,220)

	Swap Agreements as of June 30, 2017
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$68.6588	$(78,374,318)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	68.6588	(48,374,448)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	68.6588	(11,656,686)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	68.6588	(56,894,461)

The June 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2018 and 2017 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of June 30, 2018 and 2017, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2018	465	$2.90	10,000	$(13,489,650)

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2017	492	$3.03	10,000	$(14,912,520)

The June 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of June 30, 2018 and 2017, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of June 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/13/18	13,852,100	1.1686	$16,187,163
Euro	UBS AG	Long	07/13/18	33,390,600	1.1686	39,019,289
Euro	Goldman Sachs International	Short	07/13/18	(161,505,525)	1.1686	(188,730,681)
Euro	UBS AG	Short	07/13/18	(190,156,800)	1.1686	(222,211,731)

	Foreign Currency Forward Contracts as of June 30, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/07/17	50,410,500	1.1422	$57,577,190
Euro	UBS AG	Long	07/07/17	10,265,000	1.1422	11,724,340
Euro	Goldman Sachs International	Short	07/07/17	(259,346,725)	1.1422	(296,217,173)
Euro	UBS AG	Short	07/07/17	(216,746,100)	1.1422	(247,560,161)

The June 30, 2018 and 2017 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of June 30, 2018 and 2017, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2018	2	$1,254.50	100	$(250,900)

	Forward Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,251.25	$(17,892,875)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,251.22	(15,637,748)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,251.22	(6,005,856)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,251.19	(12,699,579)

		Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2017	2	$1,242.30	100	$248,460

	Forward Agreements as of June 30, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,242.53	$(25,596,118)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,242.52	(20,623,347)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,242.52	(5,964,096)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,242.52	(23,421,502)

The June 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2018 and 2017 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of June 30, 2018 and 2017, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to commodity price risk.

		Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2018	2	$16.20	5,000	$(161,980)

	Forward Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$16.0407	$(17,532,485)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.0407	(13,658,656)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.0406	(2,502,334)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.0407	(12,527,787)

	Futures Positions as of June 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2017	2	$16.63	5,000	$(166,270)

	Forward Agreements as of June 30, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$16.4740	$(17,577,758)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.4738	(10,123,150)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.4738	(2,569,913)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.4739	(15,913,787)

The June 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2018 and 2017 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of June 30, 2018 and 2017, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2018 and 2017, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of June 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/13/18	194,370,200	0.009037	$1,756,512
Yen	UBS AG	Long	07/13/18	1,202,284,300	0.009037	10,864,969
Yen	Goldman Sachs International	Short	07/13/18	(9,819,252,600)	0.009037	(88,735,987)
Yen	UBS AG	Short	07/13/18	(10,284,615,200)	0.009037	(92,941,440)

	Foreign Currency Forward Contracts as of June 30, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/07/17	3,810,442,000	0.008891	$33,877,771
Yen	UBS AG	Long	07/07/17	948,807,900	0.008891	8,435,635
Yen	Goldman Sachs International	Short	07/07/17	(23,235,467,800)	0.008891	(206,581,246)
Yen	UBS AG	Short	07/07/17	(19,833,775,700)	0.008891	(176,337,578)

The June 30, 2018 and 2017 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares VIX Mid-Term Futures ETF:

As of June 30, 2018 and 2017, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2018	224	$17.08	1,000	$3,824,800
VIX Futures (CBOE)	Long	November 2018	387	17.08	1,000	6,608,025
VIX Futures (CBOE)	Long	December 2018	387	17.03	1,000	6,588,675
VIX Futures (CBOE)	Long	January 2019	163	17.53	1,000	2,856,575

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2017	391	$14.43	1,000	$5,640,175
VIX Futures (CBOE)	Long	November 2017	675	14.93	1,000	10,074,375
VIX Futures (CBOE)	Long	December 2017	675	15.18	1,000	10,243,125
VIX Futures (CBOE)	Long	January 2018	284	16.23	1,000	4,607,900

The June 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF:

As of June 30, 2018 and 2017, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of June 30, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2018	4,084	$16.03	1,000	$65,446,100
VIX Futures (CBOE)	Long	August 2018	2,971	16.38	1,000	48,650,125

Futures Positions as of June 30, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2017	7,526	$12.33	1,000	$92,757,950
VIX Futures (CBOE)	Long	August 2017	5,474	12.68	1,000	69,382,950

The June 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in Form 10-K/A for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described above in Item 2 in this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, of its corresponding benchmark. Each Short Fund seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) or the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each UltraPro Short Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of daily performance of its corresponding benchmark. Each UltraPro Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results before fees and expenses, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by negative three, negative two, negative one, negative one-half, one, one and one-half, two or three. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

Primary Market Risk Exposure

The primary market risks that the Funds are exposed to depend on each Fund’s investment objective and corresponding benchmark. For example, the primary market risk that the ProShares UltraShort Bloomberg Crude Oil and the ProShares Ultra Bloomberg Crude Oil Funds are exposed to are inverse and long exposure, respectively, to the price of crude oil as measured by the return of holding and periodically rolling crude oil futures contracts (the Bloomberg Commodity Index and its sub-indexes are based on the price of rolling futures positions, rather than on the cash price for immediate delivery of the corresponding commodity).

Each Fund’s exposure to market risk is further influenced by a number of factors, including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading strategies and other factors, could ultimately lead to a loss of all or substantially all of investors’ capital.

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

Commodity Price Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K/A, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund.

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

Exchange Rate Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K/A, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of a Short Fund or an UltraShort Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund.

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

Equity Market Volatility Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K/A, the value of the Shares of each VIX Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund. The impact of changes in the price of these assets will affect investors differently depending upon the Fund in which investors invest.

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-0.5x, -1x, -2x, 1.5x, 2x, -3x, 3x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 2 of this Quarterly Report on Form 10-Q, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

For Geared Funds, the impact of the index’s movements each day also affects whether the Fund’s portfolio needs to be rebalanced. For example, if the index for an Ultra Fund or UltraPro Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund or UltraPro Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds or UltraPro Short Funds will generally decrease when the Index rises on a given day. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Fund’s, an UltraShort Fund’s, or UltraPro Short Fund’s assets should rise. As a result, the Fund’s short exposure may need to be increased.

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

Most Financial Instruments held by the Funds are “unfunded” meaning that the Fund will obtain exposure to the corresponding benchmark while still being in possession of its original cash assets. The cash positions that result from use of such Financial Instruments are held in a manner to minimize both interest rate and credit risk. During the reporting period, cash positions were maintained in both non-interest bearing and interest bearing demand deposit accounts. The Funds may also invest a portion of this cash in cash equivalents (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities).

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2017, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed on March 26, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and reallocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short- Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional Shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a posteffective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1; no additional Shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. On March 1, 2017, a Registration Statement on Form S-3 (File No. 333-215930) was declared effective which removed ProShares UltraShort Gold from the Registration Statement on Form S-3 (File No. 333-213918); no additional Shares for any Fund were registered with that filing. On March 1, 2017, a Registration Statement on Form S-1 (File No. 333-215929) was declared effective which registered Shares for ProShares UltraShort Gold that were previously registered on the Registration Statement on Form S-3 (File No. 333-213918). Through the two March 1, 2017 filings, ProShares UltraShort Gold was transferred from the Form S-3 to a Form S-1. On March 22, 2017, a Registration Statement on Form S-1 (File No. 333-214904) was declared effective which registered Shares for ProShares UltraPro Bloomberg Crude Oil and ProShares UltraPro Short Bloomberg Crude Oil. On July 12, 2017, a Registration Statement on Form S-3 (File No. 333-218004) was declared effective, which (a) registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, and ProShares VIX Short Term Futures ETF, and (b) terminated the Registration Statement on Form S-3 (File No. 333-215930). On February 6, 2018, a Registration Statement on Form S-3 (File No. 333-220688) was declared effective, which (a) registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, and (b) terminated the Registration Statement on Form S-3 (File No. 333-218004). On March 29, 2018, a Registration Statement on Form S-1 (File No. 333- 223012) was declared effective, which terminated the Registration Statement on Form S-1 (File No. 333-215929) and the Registration Statement on Form S-1 (File No. 333-214904); no additional Shares for any Fund were registered with that filing. On June 30, 2018, the Trust had two effective registration statements outstanding: a Registration Statement on Form S-1 (No. 333-223012) and a Registration Statement on Form S-3 (No. 333-220688).

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

Title of Securities Registered	Amount Registered As of June 30, 2018	Shares Sold For the Three Months Ended June 30, 2018	Sale Price of Shares Sold For the Three Months Ended June 30, 2018	Shares Sold For the Year Ended June 30, 2018	Sale Price of Shares Sold For the Year Ended June 30, 2018
ProShares Short Euro Common Units of Beneficial Interest	$153,418,934	—	$—	—	$—
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$10,384,122,827	100,000	$1,120,161	70,000,000	$2,359,283,234
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$4,317,748,075	2,350,000	$66,365,650	4,300,000	$117,036,583
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$322,282,296	100,000	$2,795,648	750,000	$21,556,367
ProShares Ultra Euro Common Units of Beneficial Interest	$92,531,840	50,000	$810,706	150,000	$2,653,492
ProShares Ultra Gold Common Units of Beneficial Interest	$268,558,744	100,000	$3,830,660	300,000	$12,216,052
ProShares Ultra Silver Common Units of Beneficial Interest	$1,266,409,983	400,000	$12,308,742	500,000	$15,385,625
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$9,211,269,195	38,350,000	$504,498,351	86,200,000	$1,199,577,093
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—	—	$—
ProShares UltraPro 3x Crude Oil ETF Common Units of Beneficial Interest	$972,257,226	400,000	$21,640,854	600,000	$29,844,757
ProShares UltraPro 3x Short Crude Oil ETF Common Units of Beneficial Interest	$968,980,552	600,000	$14,093,624	1,287,500	$37,920,908
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$167,969,287	—	$—	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$1,565,234,838	4,500,000	$75,946,714	8,700,000	$166,184,204
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$313,407,150	100,000	$4,089,518	350,000	$13,141,010

Title of Securities Registered	Amount Registered As of June 30, 2018	Shares Sold For the Three Months Ended June 30, 2018	Sale Price of Shares Sold For the Three Months Ended June 30, 2018	Shares Sold For the Year Ended June 30, 2018	Sale Price of Shares Sold For the Year Ended June 30, 2018
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,895,556,096	500,000	$10,395,663	1,000,000	$20,753,604
ProShares UltraShort Gold Common Units of Beneficial Interest	$151,720,009	50,000	$3,225,178	250,000	$16,527,151
ProShares UltraShort Silver Common Units of Beneficial Interest	$1,909,187,099	200,000	$6,367,292	650,000	$21,143,589
ProShares UltraShort Yen Common Units of Beneficial Interest	$940,420,616	50,000	$3,561,927	100,000	$7,078,646
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$519,765,878	100,000	$2,379,120	650,000	$14,069,811
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,507,229,883	1,800,000	$54,687,884	3,675,000	$117,124,341
Total:		49,750,000	$788,117,692	179,462,500	$4,171,496,467

(c) From April 1, 2018 through June 30, 2018, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short Euro
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	—	$—
06/01/18 to 06/30/18	—	$—
ProShares Short VIX Short-Term Futures ETF
04/01/18 to 04/30/18	12,600,000	$12.28
05/01/18 to 05/31/18	2,100,000	$13.37
06/01/18 to 06/30/18	3,850,000	$13.75
ProShares Ultra Bloomberg Crude Oil
04/01/18 to 04/30/18	1,100,000	$30.28
05/01/18 to 05/31/18	300,000	$33.53
06/01/18 to 06/30/18	2,650,000	$31.25
ProShares Ultra Bloomberg Natural Gas
04/01/18 to 04/30/18	300,000	$27.08
05/01/18 to 05/31/18	250,000	$27.29
06/01/18 to 06/30/18	100,000	$29.72
ProShares Ultra Euro
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	50,000	$17.09
06/01/18 to 06/30/18	—	$—
ProShares Ultra Gold
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	50,000	$40.57
06/01/18 to 06/30/18	100,000	$36.55
ProShares Ultra Silver
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	250,000	$31.58
06/01/18 to 06/30/18	250,000	$34.05
ProShares Ultra VIX Short-Term Futures ETF
04/01/18 to 04/30/18	3,050,000	$17.07
05/01/18 to 05/31/18	1,500,000	$12.87
06/01/18 to 06/30/18	21,500,000	$11.51
ProShares Ultra Yen
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	—	$—
06/01/18 to 06/30/18	—	$—
ProShares UltraPro 3x Crude Oil ETF
04/01/18 to 04/30/18	50,000	$50.97
05/01/18 to 05/31/18	50,008	$61.29
06/01/18 to 06/30/18	—	$—
ProShares UltraPro 3x Short Crude Oil ETF
04/01/18 to 04/30/18	150,000	$34.97
05/01/18 to 05/31/18	2	$22.50
06/01/18 to 06/30/18	200,000	27.54
ProShares UltraShort Australian Dollar
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	—	$—
06/01/18 to 06/30/18	—	$—
ProShares UltraShort Bloomberg Crude Oil
04/01/18 to 04/30/18	450,000	$21.25
05/01/18 to 05/31/18	1,050,000	$17.77
06/01/18 to 06/30/18	1,150,000	$18.82
ProShares UltraShort Bloomberg Natural Gas
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	50,000	$42.09
06/01/18 to 06/30/18	—	$—
ProShares UltraShort Euro
04/01/18 to 04/30/18	100,000	$20.40
05/01/18 to 05/31/18	700,000	$22.00

Fund	Total Number of Shares Redeemed	Average Price Per Share
06/01/18 to 06/30/18	1,150,000	$22.75
ProShares UltraShort Gold
04/01/18 to 04/30/18	100,000	$67.15
05/01/18 to 05/31/18	—	$—
06/01/18 to 06/30/18	50,000	$75.48
ProShares UltraShort Silver
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	150,000	$33.02
06/01/18 to 06/30/18	—	$—
ProShares UltraShort Yen
04/01/18 to 04/30/18	50,000	$70.31
05/01/18 to 05/31/18	100,000	$73.09
06/01/18 to 06/30/18	50,000	$73.17
ProShares VIX Mid-Term Futures ETF
04/01/18 to 04/30/18	175,000	$26.46
05/01/18 to 05/31/18	—	$—
06/01/18 to 06/30/18	—	$—
ProShares VIX Short-Term Futures ETF
04/01/18 to 04/30/18	400,000	$37.52
05/01/18 to 05/31/18	—	$—
06/01/18 to 06/30/18	475,000	$30.74

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson

By: Todd Johnson

Principal Executive Officer

Date: August 9, 2018

/s/ Edward Karpowicz

By: Edward Karpowicz

Principal Financial Officer

Date: August 9, 2018