Form 10-Q
period 2018-09-30
ProShares Trust II
filed 2018-11-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$3,683,351	$923,063
Segregated cash balances with brokers for futures contracts	146,740	122,430
Short-term U.S. government and agency obligations (Note 3) (cost $4,489,996 and $6,996,595, respectively)	4,489,617	6,996,235
Receivable on open futures contracts	103,916	—
Interest receivable	1,162	—

Total assets	8,424,786	8,041,728

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	43,311
Payable to Sponsor	6,543	6,537

Total liabilities	6,543	49,848

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,418,243	7,991,880

Total liabilities and shareholders’ equity	$8,424,786	$8,041,728

Shares outstanding	200,000	200,000

Net asset value per share	$42.09	$39.96

Market value per share (Note 2)	$42.12	$39.99

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(53% of shareholders’ equity)
U.S. Treasury Bills^^:
1.956% due 10/11/18	$1,500,000	$1,499,146
1.984% due 10/25/18	1,100,000	1,098,475
2.030% due 11/08/18	700,000	698,463
2.094% due 12/06/18	400,000	398,442
2.055% due 12/20/18	200,000	199,053
2.103% due 01/03/19	200,000	198,867
2.143% due 01/17/19	200,000	198,683
2.167% due 01/31/19	200,000	198,488

Total short-term U.S. government and agency obligations (cost $4,489,996)		$4,489,617

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires December 2018	58	$8,469,450	$1,881

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$31,641	$18,865	$78,667	$57,345

Expenses
Management fee	20,064	21,606	57,645	92,259
Brokerage commissions	316	330	919	1,433

Total expenses	20,380	21,936	58,564	93,692

Net investment income (loss)	11,261	(3,071)	20,103	(36,347)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	173,885	(599,482)	238,110	(1,334,988)
Short-term U.S. government and agency obligations	—	(107)	—	(384)

Net realized gain (loss)	173,885	(599,589)	238,110	(1,335,372)

Change in net unrealized appreciation/depreciation on
Futures contracts	(85,332)	291,787	168,169	(26,694)
Short-term U.S. government and agency obligations	(900)	326	(19)	404

Change in net unrealized appreciation/depreciation	(86,232)	292,113	168,150	(26,290)

Net realized and unrealized gain (loss)	87,653	(307,476)	406,260	(1,361,662)

Net income (loss)	$98,914	$(310,547)	$426,363	$(1,398,009)

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$7,991,880
Net investment income (loss)	20,103
Net realized gain (loss)	238,110
Change in net unrealized appreciation/depreciation	168,150

Net income (loss)	426,363

Shareholders’ equity, at September 30, 2018	$8,418,243

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$426,363	$(1,398,009)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(242,622,369)	(45,940,009)
Proceeds from sales or maturities of short-term U.S government and agency obligations	245,200,000	53,163,769
Net amortization and accretion on short-term U.S government and agency obligations	(71,032)	(57,345)
Net realized gain (loss) on investments	—	384
Change in unrealized appreciation/depreciation on investments	19	(404)
Decrease (Increase) in receivable on futures contracts	(103,916)	—
Decrease (Increase) in interest receivable	(1,162)	—
Increase (Decrease) in payable to Sponsor	6	(6,422)
Increase (Decrease) in payable on futures contracts	(43,311)	(60,510)

Net cash provided by (used in) operating activities	2,784,598	5,701,454

Cash flow from financing activities
Payment on shares redeemed	—	(6,278,641)

Net cash provided by (used in) financing activities	—	(6,278,641)

Net increase (decrease) in cash	2,784,598	(577,187)
Cash, beginning of period	1,045,493	2,694,612

Cash, end of period	$3,830,091	$2,117,425

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$172,938,296	$1,468,000
Segregated cash balances with brokers for futures contracts	142,882,866	299,200,276
Short-term U.S. government and agency obligations (Note 3) (cost $– and $494,962,509, respectively)	—	494,910,644
Receivable on open futures contracts	76,522,321	20,758,850
Interest receivable	84,773	—

Total assets	392,428,256	816,337,770

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	44,817,710
Payable on open futures contracts	—	528,750
Payable to Sponsor	319,035	827,439
Payable to Broker	64	—

Total liabilities	319,099	46,173,899

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	392,109,157	770,163,871

Total liabilities and shareholders’ equity	$392,428,256	$816,337,770

Shares outstanding (Note 1)	6,634,307	1,512,500

Net asset value per share (Note 1)	$59.10	$509.20

Market value per share (Note 1) (Note 2)	$59.09	$512.84

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires October 2018	8,195	$114,525,125	$10,886,760
VIX Futures - CBOE, expires November 2018	5,478	82,033,050	244,844

			$11,131,604

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$1,287,659	$2,102,194	$4,369,182	$3,484,888

Expenses
Management fee	1,111,482	2,376,444	4,725,775	4,636,720
Brokerage commissions	272,502	1,366,561	1,988,563	2,761,371
Brokerage fees	4,836	—	151,758	—

Total expenses	1,388,820	3,743,005	6,866,096	7,398,091

Net investment income (loss)	(101,161)	(1,640,811)	(2,496,914)	(3,913,203)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	38,096,229	188,300,727	(1,789,421,125)	471,128,319
Short-term U.S. government and agency obligations	—	6,797	(259,112)	(4,461)

Net realized gain (loss)	38,096,229	188,307,524	(1,789,680,237)	471,123,858

Change in net unrealized appreciation/depreciation on
Futures contracts	33,660,002	100,033,466	(5,909,845)	104,553,646
Short-term U.S. government and agency obligations	—	56,988	51,865	55,837

Change in net unrealized appreciation/depreciation	33,660,002	100,090,454	(5,857,980)	104,609,483

Net realized and unrealized gain (loss)	71,756,231	288,397,978	(1,795,538,217)	575,733,341

Net income (loss)	$71,655,070	$286,757,167	$(1,798,035,131)	$571,820,138

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$770,163,871
Addition of 17,500,000 shares (Note 1)	2,359,283,234
Redemption of 12,378,193 shares (Note 1)	(939,302,817)

Net addition (redemption) of 5,121,807 shares (Note 1)	1,419,980,417

Net investment income (loss)	(2,496,914)
Net realized gain (loss)	(1,789,680,237)
Change in net unrealized appreciation/depreciation	(5,857,980)

Net income (loss)	(1,798,035,131)

Shareholders’ equity, at September 30, 2018	$392,109,157

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(1,798,035,131)	$571,820,138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(18,326,003,101)	(3,392,906,218)
Proceeds from sales or maturities of short-term U.S government and agency obligations	18,823,156,026	2,796,704,397
Net amortization and accretion on short-term U.S government and agency obligations	(2,449,528)	(3,484,888)
Net realized gain (loss) on investments	259,112	4,461
Change in unrealized appreciation/depreciation on investments	(51,865)	(55,837)
Decrease (Increase) in receivable on futures contracts	(55,763,471)	(56,490,608)
Decrease (Increase) in interest receivable	(84,773)	—
Increase (Decrease) in payable to Sponsor	(508,404)	788,675
Increase (Decrease) in payable on futures contracts	(528,750)	(325,000)
Increase (Decrease) in payable to Broker	64	—

Net cash provided by (used in) operating activities	(1,360,009,821)	(83,944,880)

Cash flow from financing activities
Proceeds from addition of shares	2,359,283,234	3,330,265,694
Payment on shares redeemed	(984,120,527)	(2,982,562,847)

Net cash provided by (used in) financing activities	1,375,162,707	347,702,847

Net increase (decrease) in cash	15,152,886	263,757,967
Cash, beginning of period	300,668,276	57,174,744

Cash, end of period	$315,821,162	$320,932,711

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$6,480,310	$1,532,748
Segregated cash balances with brokers for futures contracts	10,308,420	8,796,755
Segregated cash balances with brokers for swap agreements	67,541,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $261,353,097 and $459,543,053, respectively)	261,325,708	459,515,902
Unrealized appreciation on swap agreements	47,065,342	62,238,361
Receivable on open futures contracts	4,931,149	2,242,001

Total assets	397,651,929	534,325,767

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	9,464,420
Payable to Sponsor	309,308	415,821

Total liabilities	309,308	9,880,241

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	397,342,621	524,445,526

Total liabilities and shareholders’ equity	$397,651,929	$534,325,767

Shares outstanding	11,111,317	22,161,317

Net asset value per share	$35.76	$23.66

Market value per share (Note 2)	$35.96	$23.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
U.S. Treasury Bills^^:
1.952% due 10/11/18	$71,000,000	$70,959,573
1.975% due 10/25/18	60,000,000	59,916,798
2.018% due 11/08/18	42,000,000	41,907,785
2.036% due 11/23/18	12,000,000	11,962,636
2.066% due 12/06/18	24,000,000	23,906,501
2.055% due 12/20/18	12,000,000	11,943,200
2.103% due 01/03/19	15,000,000	14,915,008
2.143% due 01/17/19	11,000,000	10,927,565
2.167% due 01/31/19	15,000,000	14,886,642

Total short-term U.S. government and agency obligations (cost $261,353,097)		$261,325,708

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires November 2018	2,959	$216,746,750	$20,291,426

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	10/09/18	$158,650,102	$14,479,827
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	10/09/18	139,341,211	11,072,035
Swap agreement with RBC, N.A. based on Bloomberg Crude Oil Sub-Index	0.23	10/09/18	90,338,589	6,969,964
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	10/09/18	61,779,516	4,824,103
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	10/09/18	127,870,585	9,719,413

			Total Unrealized Appreciation	$47,065,342

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of September 30, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$1,905,336	$1,819,809	$5,027,003	$4,436,888

Expenses
Management fee	981,939	1,798,486	3,073,296	5,773,725
Brokerage commissions	15,926	40,850	61,013	147,117

Total expenses	997,865	1,839,336	3,134,309	5,920,842

Net investment income (loss)	907,471	(19,527)	1,892,694	(1,483,954)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,256,122	21,413,080	34,484,938	(13,550,928)
Swap agreements	46,027,532	24,084,165	167,537,332	(109,960,912)
Short-term U.S. government and agency obligations	(314)	(8,752)	(320)	(15,001)

Net realized gain (loss)	50,283,340	45,488,493	202,021,950	(123,526,841)

Change in net unrealized appreciation/depreciation on
Futures contracts	3,002,323	13,270,788	8,345,447	8,280,488
Swap agreements	(35,363,528)	99,552,339	(15,173,019)	(14,561,671)
Short-term U.S. government and agency obligations	(53,706)	6,372	(238)	35,634

Change in net unrealized appreciation/depreciation	(32,414,911)	112,829,499	(6,827,810)	(6,245,549)

Net realized and unrealized gain (loss)	17,868,429	158,317,992	195,194,140	(129,772,390)

Net income (loss)	$18,775,900	$158,298,465	$197,086,834	$(131,256,344)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$524,445,526
Addition of 6,350,000 shares	177,414,433
Redemption of 17,400,000 shares	(501,604,172)

Net addition (redemption) of (11,050,000) shares	(324,189,739)

Net investment income (loss)	1,892,694
Net realized gain (loss)	202,021,950
Change in net unrealized appreciation/depreciation	(6,827,810)

Net income (loss)	197,086,834

Shareholders’ equity, at September 30, 2018	$397,342,621

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$197,086,834	$(131,256,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(10,724,218,285)	(3,682,731,284)
Proceeds from sales or maturities of short-term U.S government and agency obligations	10,927,288,348	4,009,879,074
Net amortization and accretion on short-term U.S government and agency obligations	(4,880,427)	(4,436,887)
Net realized gain (loss) on investments	320	15,001
Change in unrealized appreciation/depreciation on investments	15,173,257	14,526,037
Decrease (Increase) in receivable on futures contracts	(2,689,148)	(503,050)
Increase (Decrease) in payable to Sponsor	(106,513)	(283,900)
Increase (Decrease) in brokerage commissions and fees payable	—	(2,332)
Increase (Decrease) in payable on futures contracts	—	(1,993,438)

Net cash provided by (used in) operating activities	407,654,386	203,212,877

Cash flow from financing activities
Proceeds from addition of shares	177,414,433	1,105,174,037
Payment on shares redeemed	(511,068,592)	(1,311,385,792)

Net cash provided by (used in) financing activities	(333,654,159)	(206,211,755)

Net increase (decrease) in cash	74,000,227	(2,998,878)
Cash, beginning of period	10,329,503	22,011,155

Cash, end of period	$84,329,730	$19,012,277

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$7,486,353	$4,417,324
Segregated cash balances with brokers for futures contracts	2,736,576	10,299,573
Short-term U.S. government and agency obligations (Note 3) (cost $13,366,329 and $50,963,586, respectively)	13,365,019	50,961,356
Receivable from capital shares sold	—	326,440
Receivable on open futures contracts	38,538	1,520,156
Interest receivable	312	—

Total assets	23,626,798	67,524,849

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,211,794
Payable to Sponsor	18,024	44,105

Total liabilities	18,024	4,255,899

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,608,774	63,268,950

Total liabilities and shareholders’ equity	$23,626,798	$67,524,849

Shares outstanding (Note 1)	778,150	1,938,434

Net asset value per share (Note 1)	$30.34	$32.64

Market value per share (Note 1) (Note 2)	$30.27	$32.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(57% of shareholders’ equity)
U.S. Treasury Bills^^:
1.958% due 10/11/18	$4,000,000	$3,997,722
1.977% due 10/25/18	3,000,000	2,995,840
2.019% due 11/08/18	2,100,000	2,095,389
2.094% due 12/06/18	1,200,000	1,195,325
2.055% due 12/20/18	700,000	696,687
2.103% due 01/03/19	800,000	795,467
2.143% due 01/17/19	700,000	695,390
2.167% due 01/31/19	900,000	893,199

Total short-term U.S. government and agency obligations (cost $13,366,329)		$13,365,019

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2018	1,570	$47,225,600	$578,049

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$103,480	$93,039	$357,473	$199,874

Expenses
Management fee	60,687	110,894	235,797	318,839
Brokerage commissions	12,349	24,919	62,006	71,984

Total expenses	73,036	135,813	297,803	390,823

Net investment income (loss)	30,444	(42,774)	59,670	(190,949)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	801,033	(2,014,548)	5,881,807	(21,040,313)
Short-term U.S. government and agency obligations	—	(454)	(31)	(1,126)

Net realized gain (loss)	801,033	(2,015,002)	5,881,776	(21,041,439)

Change in net unrealized appreciation/depreciation on
Futures contracts	696,672	(1,078,511)	(6,647,761)	(3,508,410)
Short-term U.S. government and agency obligations	(3,297)	1,692	920	1,284

Change in net unrealized appreciation/depreciation	693,375	(1,076,819)	(6,646,841)	(3,507,126)

Net realized and unrealized gain (loss)	1,494,408	(3,091,821)	(765,065)	(24,548,565)

Net income (loss)	$1,524,852	$(3,134,595)	$(705,395)	$(24,739,514)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$63,268,950
Addition of 950,000 shares (Note 1)	26,844,995
Redemption of 2,110,284 shares (Note 1)	(65,799,776)

Net addition (redemption) of (1,160,284) shares (Note 1)	(38,954,781)

Net investment income (loss)	59,670
Net realized gain (loss)	5,881,776
Change in net unrealized appreciation/depreciation	(6,646,841)

Net income (loss)	(705,395)

Shareholders’ equity, at September 30, 2018	$23,608,774

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(705,395)	$(24,739,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,438,078,954)	(172,712,634)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,475,997,907	166,176,382
Net amortization and accretion on short-term U.S government and agency obligations	(321,727)	(199,874)
Net realized gain (loss) on investments	31	1,126
Change in unrealized appreciation/depreciation on investments	(920)	(1,284)
Decrease (Increase) in receivable on futures contracts	1,481,618	—
Decrease (Increase) in interest receivable	(312)	—
Increase (Decrease) in payable to Sponsor	(26,081)	1,153
Increase (Decrease) in brokerage commissions and fees payable	—	(433)
Increase (Decrease) in payable on futures contracts	—	(1,208,911)

Net cash provided by (used in) operating activities	38,346,167	(32,683,989)

Cash flow from financing activities
Proceeds from addition of shares	27,171,435	66,608,730
Payment on shares redeemed	(70,011,570)	(34,012,985)

Net cash provided by (used in) financing activities	(42,840,135)	32,595,745

Net increase (decrease) in cash	(4,493,968)	(88,244)
Cash, beginning of period	14,716,897	8,584,212

Cash, end of period	$10,222,929	$8,495,968

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$3,179,599	$1,416,427
Segregated cash balances with brokers for foreign currency forward contracts	921,000	922,000
Short-term U.S. government and agency obligations (Note 3) (cost $3,791,538 and $6,996,595, respectively)	3,791,183	6,996,235
Unrealized appreciation on foreign currency forward contracts	1,087	321,609

Total assets	7,892,869	9,656,271

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	6,191	7,298
Unrealized depreciation on foreign currency forward contracts	34,302	57,457

Total liabilities	40,493	64,755

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,852,376	9,591,516

Total liabilities and shareholders’ equity	$7,892,869	$9,656,271

Shares outstanding	500,000	550,000

Net asset value per share	$15.70	$17.44

Market value per share (Note 2)	$15.70	$17.46

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(48% of shareholders’ equity)
U.S. Treasury Bills^^:
1.955% due 10/11/18	$1,200,000	$1,199,317
1.982% due 10/25/18	900,000	898,752
2.024% due 11/08/18	600,000	598,683
2.036% due 11/23/18	200,000	199,377
2.064% due 12/06/18	300,000	298,831
2.055% due 12/20/18	100,000	99,527
2.103% due 01/03/19	200,000	198,867
2.143% due 01/17/19	100,000	99,341
2.167% due 01/31/19	200,000	198,488

Total short-term U.S. government and agency obligations (cost $3,791,538)		$3,791,183

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Euro with Goldman Sachs International	10/05/18	7,218,625	$8,400,323	$(17,909)
Euro with UBS AG	10/05/18	6,640,300	7,727,245	(16,393)

			Total Unrealized Depreciation	$(34,302)

Contracts to Sell
Euro with Goldman Sachs International	10/05/18	(51,700)	$(60,038)	$2
Euro with UBS AG	10/05/18	(281,800)	(328,316)	1,085

			Total Unrealized Appreciation	$1,087

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$27,379	$30,171	$77,134	$69,923

Expenses
Management fee	19,089	31,427	64,021	95,974

Total expenses	19,089	31,427	64,021	95,974

Net investment income (loss)	8,290	(1,256)	13,113	(26,051)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(337,286)	1,259,663	(646,805)	2,666,172
Short-term U.S. government and agency obligations	—	(13)	7	134

Net realized gain (loss)	(337,286)	1,259,650	(646,798)	2,666,306

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	138,839	(519,273)	(297,367)	364,650
Short-term U.S. government and agency obligations	(563)	(331)	5	205

Change in net unrealized appreciation/depreciation	138,276	(519,604)	(297,362)	364,855

Net realized and unrealized gain (loss)	(199,010)	740,046	(944,160)	3,031,161

Net income (loss)	$(190,720)	$738,790	$(931,047)	$3,005,110

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$9,591,516
Addition of 150,000 shares	2,653,492
Redemption of 200,000 shares	(3,461,585)

Net addition (redemption) of (50,000) shares	(808,093)

Net investment income (loss)	13,113
Net realized gain (loss)	(646,798)
Change in net unrealized appreciation/depreciation	(297,362)

Net income (loss)	(931,047)

Shareholders’ equity, at September 30, 2018	$7,852,376

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(931,047)	$3,005,110
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(379,921,345)	(40,818,978)
Proceeds from sales or maturities of short-term U.S government and agency obligations	383,199,612	41,785,306
Net amortization and accretion on short-term U.S government and agency obligations	(73,203)	(69,923)
Net realized gain (loss) on investments	(7)	(134)
Change in unrealized appreciation/depreciation on investments	297,362	(364,855)
Increase (Decrease) in payable to Sponsor	(1,107)	398

Net cash provided by (used in) operating activities	2,570,265	3,536,924

Cash flow from financing activities
Proceeds from addition of shares	2,653,492	18,469,355
Payment on shares redeemed	(3,461,585)	(19,683,442)

Net cash provided by (used in) financing activities	(808,093)	(1,214,087)

Net increase (decrease) in cash	1,762,172	2,322,837
Cash, beginning of period	2,338,427	606,393

Cash, end of period	$4,100,599	$2,929,230

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$1,626,320	$1,237,103
Segregated cash balances with brokers for futures contracts	6,956	8,800
Segregated cash balances with brokers for forward agreements	16,548,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $55,874,696 and $88,890,367, respectively)	55,869,617	88,884,844
Unrealized appreciation on forward agreements	—	3,646,355
Receivable on open futures contracts	1,760	2,420

Total assets	74,052,653	93,779,522

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	58,308	70,774
Unrealized depreciation on forward agreements	899,357	—

Total liabilities	957,665	70,774

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	73,094,988	93,708,748

Total liabilities and shareholders’ equity	$74,052,653	$93,779,522

Shares outstanding	2,250,000	2,350,000

Net asset value per share	$32.49	$39.88

Market value per share (Note 2)	$32.75	$40.67

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(76% of shareholders’ equity)
U.S. Treasury Bills^^:
1.954% due 10/11/18	$18,000,000	$17,989,751
1.980% due 10/25/18	13,000,000	12,981,973
2.026% due 11/08/18	9,000,000	8,980,240
2.036% due 11/23/18	2,000,000	1,993,773
2.076% due 12/06/18	5,000,000	4,980,521
2.055% due 12/20/18	2,000,000	1,990,533
2.103% due 01/03/19	2,000,000	1,988,668
2.143% due 01/17/19	2,000,000	1,986,830
2.167% due 01/31/19	3,000,000	2,977,328

Total short-term U.S. government and agency obligations (cost $55,874,696)		$55,869,617

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2018	2	$239,240	$(11,020)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	2.60%	11/07/18	$48,600	$57,851,010	$(343,582)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	2.78	11/07/18	37,420	44,541,774	(269,873)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	2.77	11/07/18	3,600	4,285,116	(25,919)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	2.72	11/07/18	33,000	39,280,230	(259,983)

				Total Unrealized Depreciation	$(899,357)

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of September 30, 2018 on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$371,579	$231,647	$1,076,472	$531,782

Expenses
Management fee	184,099	224,583	627,034	692,340
Brokerage commissions	8	10	36	39

Total expenses	184,107	224,593	627,070	692,379

Net investment income (loss)	187,472	7,054	449,402	(160,597)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(17,921)	600	(11,742)	(5,221)
Forward agreements	(15,436,697)	5,462,318	(12,494,591)	23,367,970
Short-term U.S. government and agency obligations	—	(61)	(172)	487

Net realized gain (loss)	(15,454,618)	5,462,857	(12,506,505)	23,363,236

Change in net unrealized appreciation/depreciation on
Futures contracts	4,100	6,520	(16,500)	28,480
Forward agreements	6,253,539	(555,941)	(4,545,712)	(4,022,320)
Short-term U.S. government and agency obligations	(8,091)	3,100	444	6,915

Change in net unrealized appreciation/depreciation	6,249,548	(546,321)	(4,561,768)	(3,986,925)

Net realized and unrealized gain (loss)	(9,205,070)	4,916,536	(17,068,273)	19,376,311

Net income (loss)	$(9,017,598)	$4,923,590	$(16,618,871)	$19,215,714

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$93,708,748
Addition of 300,000 shares	12,216,052
Redemption of 400,000 shares	(16,210,941)

Net addition (redemption) of (100,000) shares	(3,994,889)

Net investment income (loss)	449,402
Net realized gain (loss)	(12,506,505)
Change in net unrealized appreciation/depreciation	(4,561,768)

Net income (loss)	(16,618,871)

Shareholders’ equity, at September 30, 2018	$73,094,988

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(16,618,871)	$19,215,714
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,606,027,964)	(364,397,565)
Proceeds from sales or maturities of short-term U.S government and agency obligations	3,640,119,898	358,392,755
Net amortization and accretion on short-term U.S government and agency obligations	(1,076,435)	(531,747)
Net realized gain (loss) on investments	172	(487)
Change in unrealized appreciation/depreciation on investments	4,545,268	4,015,405
Decrease (Increase) in receivable on futures contracts	660	—
Increase (Decrease) in payable to Sponsor	(12,466)	4,339
Increase (Decrease) in payable on futures contracts	—	(500)

Net cash provided by (used in) operating activities	20,930,262	16,697,914

Cash flow from financing activities
Proceeds from addition of shares	12,216,052	14,435,007
Payment on shares redeemed	(16,210,941)	(32,209,526)

Net cash provided by (used in) financing activities	(3,994,889)	(17,774,519)

Net increase (decrease) in cash	16,935,373	(1,076,605)
Cash, beginning of period	1,245,903	1,275,551

Cash, end of period	$18,181,276	$198,946

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$11,970,423	$1,113,594
Segregated cash balances with brokers for futures contracts	8,078	10,340
Segregated cash balances with brokers for forward agreements	57,917,000	3,343,000
Short-term U.S. government and agency obligations (Note 3) (cost $117,657,012 and $235,605,469, respectively)	117,643,145	235,581,716
Unrealized appreciation on forward agreements	—	21,735,334
Receivable on open futures contracts	4,220	2,220

Total assets	187,542,866	261,786,204

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,354,851
Payable to Sponsor	143,327	186,657
Unrealized depreciation on forward agreements	4,467,343	—

Total liabilities	4,610,670	3,541,508

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	182,932,196	258,244,696

Total liabilities and shareholders’ equity	$187,542,866	$261,786,204

Shares outstanding	7,946,526	7,696,526

Net asset value per share	$23.02	$33.55

Market value per share (Note 2)	$24.07	$33.85

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(64% of shareholders’ equity)
U.S. Treasury Bills^^:
1.964% due 10/11/18	$9,000,000	$8,994,876
1.979% due 10/25/18	36,000,000	35,950,079
2.023% due 11/08/18	25,000,000	24,945,110
2.036% due 11/23/18	6,000,000	5,981,318
2.071% due 12/06/18	14,000,000	13,945,459
2.055% due 12/20/18	6,000,000	5,971,600
2.103% due 01/03/19	8,000,000	7,954,671
2.143% due 01/17/19	6,000,000	5,960,490
2.167% due 01/31/19	8,000,000	7,939,542

Total short-term U.S. government and agency obligations (cost $117,657,012)		$117,643,145

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2018	2	$147,120	$(5,630)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	2.70%	11/07/18	$9,995,000	$143,367,281	$(1,743,357)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	2.85	11/07/18	6,682,800	95,852,069	(1,193,050)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	2.88	11/07/18	1,784,000	25,588,982	(305,888)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	2.87	11/07/18	7,038,000	100,949,553	(1,225,048)

				Total Unrealized Depreciation	$(4,467,343)

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of September 30, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$969,237	$612,838	$2,671,211	$1,497,007

Expenses
Management fee	480,028	612,285	1,581,152	1,971,071
Brokerage commissions	12	10	43	49

Total expenses	480,040	612,295	1,581,195	1,971,120

Net investment income (loss)	489,197	543	1,090,016	(474,113)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(18,145)	2,157	(19,065)	(18,669)
Forward agreements	(59,661,332)	1,062,113	(52,485,906)	20,345,685
Short-term U.S. government and agency obligations	(831)	(722)	(1,203)	(524)

Net realized gain (loss)	(59,680,308)	1,063,548	(52,506,174)	20,326,492

Change in net unrealized appreciation/depreciation on
Futures contracts	2,340	(2,560)	(7,230)	22,420
Forward agreements	9,681,368	7,162,153	(26,202,677)	(7,267,613)
Short-term U.S. government and agency obligations	(25,107)	4,781	9,886	11,441

Change in net unrealized appreciation/depreciation	9,658,601	7,164,374	(26,200,021)	(7,233,752)

Net realized and unrealized gain (loss)	(50,021,707)	8,227,922	(78,706,195)	13,092,740

Net income (loss)	$(49,532,510)	$8,228,465	$(77,616,179)	$12,618,627

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$258,244,696
Addition of 1,350,000 shares	39,367,193
Redemption of 1,100,000 shares	(37,063,514)

Net addition (redemption) of 250,000 shares	2,303,679

Net investment income (loss)	1,090,016
Net realized gain (loss)	(52,506,174)
Change in net unrealized appreciation/depreciation	(26,200,021)

Net income (loss)	(77,616,179)

Shareholders’ equity, at September 30, 2018	$182,932,196

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(77,616,179)	$12,618,627
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(6,095,031,250)	(1,281,165,030)
Proceeds from sales or maturities of short-term U.S government and agency obligations	6,215,649,682	1,307,344,193
Net amortization and accretion on short-term U.S government and agency obligations	(2,671,178)	(1,496,972)
Net realized gain (loss) on investments	1,203	524
Change in unrealized appreciation/depreciation on investments	26,192,791	7,256,172
Decrease (Increase) in receivable on futures contracts	(2,000)	—
Increase (Decrease) in payable to Sponsor	(43,330)	(13,453)
Increase (Decrease) in payable on futures contracts	—	(220)

Net cash provided by (used in) operating activities	66,479,739	44,543,841

Cash flow from financing activities
Proceeds from addition of shares	39,367,193	31,641,699
Payment on shares redeemed	(40,418,365)	(75,235,084)

Net cash provided by (used in) financing activities	(1,051,172)	(43,593,385)

Net increase (decrease) in cash	65,428,567	950,456
Cash, beginning of period	4,466,934	1,678,901

Cash, end of period	$69,895,501	$2,629,357

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$130,239,514	$1,539,237
Segregated cash balances with brokers for futures contracts	358,867,656	87,211,683
Segregated cash balances with brokers for swap agreements	30,250,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $– and $287,546,397, respectively)	—	287,533,132
Receivable from capital shares sold	—	516,930
Receivable on open futures contracts	24,545,765	17,578,451
Interest receivable	33,087	—

Total assets	543,936,022	394,379,433

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	10,975,245	—
Payable to Sponsor	445,058	344,292
Unrealized depreciation on swap agreements	296,663	—
Payable to Broker	8,275	—

Total liabilities	11,725,241	344,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	532,210,781	394,035,141

Total liabilities and shareholders’ equity	$543,936,022	$394,379,433

Shares outstanding (Note 1)	14,580,912	7,625,448

Net asset value per share (Note 1)	$36.50	$51.67

Market value per share (Note 1) (Note 2)	$36.80	$51.05

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires October 2018	30,424	$425,175,400	$(32,760,771)
VIX Futures - CBOE, expires November 2018	20,270	303,543,250	(1,288,783)

			$(34,049,554)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs based on iPath S&P 500 VIX Short-Term Futures	3.23%	10/29/18	$69,104,339	$(296,663)

			Total Unrealized Depreciation	$(296,663)

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*

Reflects the floating financing rate, as of September 30, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$1,202,062	$866,857	$2,441,956	$1,833,411

Expenses
Management fee	1,338,863	1,040,567	3,185,978	2,880,339
Brokerage commissions	987,212	1,150,806	2,530,133	2,819,322

Total expenses	2,326,075	2,191,373	5,716,111	5,699,661

Net investment income (loss)	(1,124,013)	(1,324,516)	(3,274,155)	(3,866,250)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(123,370,811)	(126,532,816)	147,966,370	(646,036,987)
Swap agreements	(32,400,344)	—	(42,944,849)	—
Short-term U.S. government and agency obligations	—	(5,866)	(7,731)	(26,617)

Net realized gain (loss)	(155,771,155)	(126,538,682)	105,013,790	(646,063,604)

Change in net unrealized appreciation/depreciation on
Futures contracts	(73,846,983)	(95,515,562)	416,566	(93,790,794)
Swap agreements	(561,143)	—	(296,663)	—
Short-term U.S. government and agency obligations	—	21,523	13,265	34,039

Change in net unrealized appreciation/depreciation	(74,408,126)	(95,494,039)	133,168	(93,756,755)

Net realized and unrealized gain (loss)	(230,179,281)	(222,032,721)	105,146,958	(739,820,359)

Net income (loss)	$(231,303,294)	$(223,357,237)	$101,872,803	$(743,686,609)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$394,035,141
Addition of 31,930,000 shares (Note 1)	1,886,334,443
Redemption of 24,974,536 shares (Note 1)	(1,850,031,606)

Net addition (redemption) of 6,955,464 shares (Note 1)	36,302,837

Net investment income (loss)	(3,274,155)
Net realized gain (loss)	105,013,790
Change in net unrealized appreciation/depreciation	133,168

Net income (loss)	101,872,803

Shareholders’ equity, at September 30, 2018	$532,210,781

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$101,872,803	$(743,686,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(11,238,858,669)	(2,355,267,451)
Proceeds from sales or maturities of short-term U.S government and agency obligations	11,527,565,730	2,270,464,979
Net amortization and accretion on short-term U.S government and agency obligations	(1,168,395)	(1,833,411)
Net realized gain (loss) on investments	7,731	26,617
Change in unrealized appreciation/depreciation on investments	283,398	(34,039)
Decrease (Increase) in receivable on futures contracts	(6,967,314)	35,967,191
Decrease (Increase) in interest receivable	(33,087)	—
Increase (Decrease) in payable to Sponsor	100,766	(183)
Increase (Decrease) in payable on futures contracts	10,975,245	20,456,567
Increase (Decrease) in payable to Broker	8,275	—

Net cash provided by (used in) operating activities	393,786,483	(773,906,339)

Cash flow from financing activities
Proceeds from addition of shares	1,886,851,373	2,095,312,098
Payment on shares redeemed	(1,850,031,606)	(1,383,528,842)

Net cash provided by (used in) financing activities	36,819,767	711,783,256

Net increase (decrease) in cash	430,606,250	(62,123,083)
Cash, beginning of period	88,750,920	82,333,580

Cash, end of period	$519,357,170	$20,210,497

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$2,075,530	$903,472
Segregated cash balances with brokers for foreign currency forward contracts	251,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $499,413 and $1,998,216, respectively)	499,389	1,997,933
Unrealized appreciation on foreign currency forward contracts	2,229	—

Total assets	2,828,148	2,901,405

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,188	2,312
Unrealized depreciation on foreign currency forward contracts	112,203	34,824

Total liabilities	114,391	37,136

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,713,757	2,864,269

Total liabilities and shareholders’ equity	$2,828,148	$2,901,405

Shares outstanding	49,970	49,970

Net asset value per share	$54.31	$57.32

Market value per share (Note 2)	$54.44	$57.45

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
U.S. Treasury Bills^^:
1.959% due 10/11/18	$200,000	$199,886
1.997% due 10/25/18	200,000	199,723
2.028% due 11/08/18	100,000	99,780

Total short-term U.S. government and agency obligations (cost $499,413)		$499,389

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Yen with Goldman Sachs International	10/05/18	314,885,800	$2,827,586	$(55,349)
Yen with UBS AG	10/05/18	322,117,300	2,892,758	(56,854)

			Total Unrealized Depreciation	$(112,203)

Contracts to Sell
Yen with Goldman Sachs International	10/05/18	(4,751,100)	$(42,518)	$689
Yen with UBS AG	10/05/18	(14,328,300)	(127,685)	1,540

			Total Unrealized Appreciation	$2,229

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$5,433	$10,221	$14,169	$21,407

Expenses
Management fee	6,797	14,387	21,129	42,356

Total expenses	6,797	14,387	21,129	42,356

Net investment income (loss)	(1,364)	(4,166)	(6,960)	(20,949)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(91,507)	(4,492)	(68,661)	338,091
Short-term U.S. government and agency obligations	—	(53)	—	(85)

Net realized gain (loss)	(91,507)	(4,545)	(68,661)	338,006

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(85,715)	(52,440)	(75,150)	(53,233)
Short-term U.S. government and agency obligations	(125)	(332)	259	139

Change in net unrealized appreciation/depreciation	(85,840)	(52,772)	(74,891)	(53,094)

Net realized and unrealized gain (loss)	(177,347)	(57,317)	(143,552)	284,912

Net income (loss)	$(178,711)	$(61,483)	$(150,512)	$263,963

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$2,864,269
Net investment income (loss)	(6,960)
Net realized gain (loss)	(68,661)
Change in net unrealized appreciation/depreciation	(74,891)

Net income (loss)	(150,512)

Shareholders’ equity, at September 30, 2018	$2,713,757

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(150,512)	$263,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(35,287,312)	(16,968,160)
Proceeds from sales or maturities of short-term U.S government and agency obligations	36,800,000	17,610,089
Net amortization and accretion on short-term U.S government and agency obligations	(13,885)	(21,407)
Net realized gain (loss) on investments	—	85
Change in unrealized appreciation/depreciation on investments	74,891	53,094
Increase (Decrease) in payable to Sponsor	(124)	161

Net cash provided by (used in) operating activities	1,423,058	937,825

Cash flow from financing activities
Net increase (decrease) in cash	1,423,058	937,825
Cash, beginning of period	903,472	604,691

Cash, end of period	$2,326,530	$1,542,516

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$28,079,523	$9,683,852
Segregated cash balances with brokers for futures contracts	5,110,434	1,285,048
Receivable on open futures contracts	2,661,141	289,395
Offering costs (Note 5)	—	52,846
Limitation by Sponsor	—	24,342
Interest receivable	5,419	—

Total assets	35,856,517	11,335,483

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	29,886	—

Total liabilities	29,886	—

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	35,826,631	11,335,483

Total liabilities and shareholders’ equity	$35,856,517	$11,335,483

Shares outstanding	550,000	300,008

Net asset value per share	$65.14	$37.78

Market value per share (Note 2)	$65.68	$37.23

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires November 2018	1,467	$107,457,750	$10,246,895

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2018	January 13, 2017 (Inception) through September 30, 2017
	2018	2017
Investment Income
Interest	$110,355	$—	$115,343	$—

Expenses
Management fee	92,674	—	148,366	—
Brokerage commissions	13,783	13,100	33,256	24,374
Offering costs	—	37,405	52,846	77,250
Limitation by Sponsor	—	—	(26,957)	(2,484)
Reduction in Limitation by Sponsor	—	5,818	—	—

Total expenses	106,457	56,323	207,511	99,140

Net investment income (loss)	3,898	(56,323)	(92,168)	(99,140)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,185,376	4,971,742	7,547,152	3,137,907

Net realized gain (loss)	4,185,376	4,971,742	7,547,152	3,137,907

Change in net unrealized appreciation/depreciation on
Futures contracts	341,411	694,326	8,828,897	1,272,779

Change in net unrealized appreciation/depreciation	341,411	694,326	8,828,897	1,272,779

Net realized and unrealized gain (loss)	4,526,787	5,666,068	16,376,049	4,410,686

Net income (loss)	$4,530,685	$5,609,745	$16,283,881	$4,311,546

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$11,335,483
Addition of 1,050,000 shares	51,851,095
Redemption of 800,008 shares	(43,643,828)

Net addition (redemption) of 249,992 shares	8,207,267

Net investment income (loss)	(92,168)
Net realized gain (loss)	7,547,152
Change in net unrealized appreciation/depreciation	8,828,897

Net income (loss)	16,283,881

Shareholders’ equity, at September 30, 2018	$35,826,631

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2018	January 13, 2017 (Inception) through September 30, 2017
Cash flow from operating activities
Net income (loss)	$16,283,881	$4,311,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,341,902,799)	—
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,342,000,000	—
Net amortization and accretion on short-term U.S government and agency obligations	(97,201)	—
Decrease (Increase) in receivable on futures contracts	(2,371,746)	(42,870)
Decrease (Increase) in Limitation by Sponsor	24,342	(2,484)
Decrease (Increase) in interest receivable	(5,419)	—
Amortization of offering cost	52,846	77,250
Increase (Decrease) in payable to Sponsor	29,886	—

Net cash provided by (used in) operating activities	14,013,790	4,343,442

Cash flow from financing activities
Proceeds from addition of shares	51,851,095	29,606,619
Payment on shares redeemed	(43,643,828)	(26,336,701)

Net cash provided by (used in) financing activities	8,207,267	3,269,918

Net increase (decrease) in cash	22,221,057	7,613,360
Cash, beginning of period	10,968,900	—

Cash, end of period	$33,189,957	$7,613,360

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$24,687,429	$19,203,543
Segregated cash balances with brokers for futures contracts	3,919,487	2,396,625
Offering costs (Note 5)	—	52,797
Limitation by Sponsor	—	35,309
Interest receivable	5,419	—

Total assets	28,612,335	21,688,274

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,101,616	527,098
Payable to Sponsor	17,973	—

Total liabilities	1,119,589	527,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	27,492,746	21,161,176

Total liabilities and shareholders’ equity	$28,612,335	$21,688,274

Shares outstanding (Note 1)	1,674,906	500,002

Net asset value per share (Note 1)	$16.41	$42.32

Market value per share (Note 1) (Note 2)	$16.27	$42.88

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires November 2018	1,126	$82,479,500	$(5,282,566)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2018	January 13, 2017 (Inception) through September 30, 2017
	2018	2017
Investment Income
Interest	$56,224	$—	$62,491	$—

Expenses
Management fee	54,403	—	110,213	—
Brokerage commissions	9,856	9,395	40,361	17,296
Offering costs	—	37,405	52,797	77,250
Limitation by Sponsor	—	(12,787)	(176)	(34,903)

Total expenses	64,259	34,013	203,195	59,643

Net investment income (loss)	(8,035)	(34,013)	(140,704)	(59,643)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,065,880)	(1,540,337)	(14,534,995)	232,006

Net realized gain (loss)	(3,065,880)	(1,540,337)	(14,534,995)	232,006

Change in net unrealized appreciation/depreciation on
Futures contracts	159,888	(2,178,096)	(2,294,411)	(2,423,370)

Change in net unrealized appreciation/depreciation	159,888	(2,178,096)	(2,294,411)	(2,423,370)

Net realized and unrealized gain (loss)	(2,905,992)	(3,718,433)	(16,829,406)	(2,191,364)

Net income (loss)	$(2,914,027)	$(3,752,446)	$(16,970,110)	$(2,251,007)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$21,161,176
Addition of 2,287,500 shares (Note 1)	56,680,459
Redemption of 1,112,596 shares (Note 1)	(33,378,779)

Net addition (redemption) of 1,174,904 shares (Note 1)	23,301,680

Net investment income (loss)	(140,704)
Net realized gain (loss)	(14,534,995)
Change in net unrealized appreciation/depreciation	(2,294,411)

Net income (loss)	(16,970,110)

Shareholders’ equity, at September 30, 2018	$27,492,746

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2018	January 13, 2017 (Inception) through September 30, 2017
Cash flow from operating activities
Net income (loss)	$(16,970,110)	$(2,251,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(596,956,970)	—
Proceeds from sales or maturities of short-term U.S government and agency obligations	597,000,000	—
Net amortization and accretion on short-term U.S government and agency obligations	(43,030)	—
Decrease (Increase) in Limitation by Sponsor	35,309	(34,903)
Decrease (Increase) in interest receivable	(5,419)	—
Amortization of offering cost	52,797	77,250
Increase (Decrease) in payable to Sponsor	17,973	—
Increase (Decrease) in payable on futures contracts	574,518	83,153

Net cash provided by (used in) operating activities	(16,294,932)	(2,125,507)

Cash flow from financing activities
Proceeds from addition of shares	56,680,459	22,510,278
Payment on shares redeemed	(33,378,779)	(4,490,543)

Net cash provided by (used in) financing activities	23,301,680	18,019,735

Net increase (decrease) in cash	7,006,748	15,894,228
Cash, beginning of period	21,600,168	—

Cash, end of period	$28,606,916	$15,894,228

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$3,609,270	$1,297,022
Segregated cash balances with brokers for futures contracts	301,125	485,375
Short-term U.S. government and agency obligations (Note 3) (cost $3,892,287 and $11,984,898, respectively)	3,891,985	11,983,904
Receivable on open futures contracts	107,573	—
Interest receivable	2,050	—

Total assets	7,912,003	13,766,301

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	52,950
Payable to Sponsor	6,225	11,249

Total liabilities	6,225	64,199

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,905,778	13,702,102

Total liabilities and shareholders’ equity	$7,912,003	$13,766,301

Shares outstanding	150,000	300,000

Net asset value per share	$52.71	$45.67

Market value per share (Note 2)	$52.78	$45.72

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills^^:
1.951% due 10/11/18	$1,300,000	$1,299,260
1.986% due 10/25/18	1,000,000	998,613
2.038% due 11/08/18	700,000	698,463
2.036% due 11/23/18	200,000	199,377
2.071% due 12/06/18	400,000	398,442
2.143% due 01/17/19	100,000	99,341
2.167% due 01/31/19	200,000	198,489

Total short-term U.S. government and agency obligations (cost $3,892,287)		$3,891,985

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires December 2018	219	$15,827,130	$(232,700)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$29,472	$23,090	$73,735	$58,614

Expenses
Management fee	18,194	24,991	54,862	94,837
Brokerage commissions	1,777	1,555	4,487	6,088

Total expenses	19,971	26,546	59,349	100,925

Net investment income (loss)	9,501	(3,456)	14,386	(42,311)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	997,012	(1,453,355)	292,391	(1,920,606)
Short-term U.S. government and agency obligations	—	(22)	(247)	(177)

Net realized gain (loss)	997,012	(1,453,377)	292,144	(1,920,783)

Change in net unrealized appreciation/depreciation on
Futures contracts	(624,470)	837,800	660,520	(802,850)
Short-term U.S. government and agency obligations	(596)	(14)	692	843

Change in net unrealized appreciation/depreciation	(625,066)	837,786	661,212	(802,007)

Net realized and unrealized gain (loss)	371,946	(615,591)	953,356	(2,722,790)

Net income (loss)	$381,447	$(619,047)	$967,742	$(2,765,101)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$13,702,102
Addition of 50,000 shares	2,477,186
Redemption of 200,000 shares	(9,241,252)

Net addition (redemption) of (150,000) shares	(6,764,066)

Net investment income (loss)	14,386
Net realized gain (loss)	292,144
Change in net unrealized appreciation/depreciation	661,212

Net income (loss)	967,742

Shareholders’ equity, at September 30, 2018	$7,905,778

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$967,742	$(2,765,101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(161,240,617)	(57,937,852)
Proceeds from sales or maturities of short-term U.S government and agency obligations	169,398,003	62,908,840
Net amortization and accretion on short-term U.S government and agency obligations	(65,022)	(58,614)
Net realized gain (loss) on investments	247	177
Change in unrealized appreciation/depreciation on investments	(692)	(843)
Decrease (Increase) in receivable on futures contracts	(107,573)	(34,800)
Decrease (Increase) in interest receivable	(2,050)	—
Increase (Decrease) in payable to Sponsor	(5,024)	(6,053)
Increase (Decrease) in payable on futures contracts	(52,950)	(32,340)

Net cash provided by (used in) operating activities	8,892,064	2,073,414

Cash flow from financing activities
Proceeds from addition of shares	2,477,186	—
Payment on shares redeemed	(9,241,252)	(4,723,167)

Net cash provided by (used in) financing activities	(6,764,066)	(4,723,167)

Net increase (decrease) in cash	2,127,998	(2,649,753)
Cash, beginning of period	1,782,397	3,749,149

Cash, end of period	$3,910,395	$1,099,396

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$16,532,333	$1,120,278
Segregated cash balances with brokers for futures contracts	1,945,736	2,567,813
Segregated cash balances with brokers for swap agreements	45,176,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $106,754,836 and $253,669,155, respectively)	106,744,688	253,646,823
Receivable from capital shares sold	2,719,001	—
Interest receivable	9,629	—

Total assets	173,127,387	257,334,914

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	668,540	693,787
Payable to Sponsor	121,286	190,701
Unrealized depreciation on swap agreements	22,294,092	30,607,142

Total liabilities	23,083,918	31,491,630

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	150,043,469	225,843,284

Total liabilities and shareholders’ equity	$173,127,387	$257,334,914

Shares outstanding	11,039,884	9,289,884

Net asset value per share	$13.59	$24.31

Market value per share (Note 2)	$13.50	$24.56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(71% of shareholders’ equity)
U.S. Treasury Bills^^:
1.951% due 10/11/18	$33,000,000	$32,981,210
1.981% due 10/25/18	24,000,000	23,966,719
2.026% due 11/08/18	17,000,000	16,962,675
2.036% due 11/23/18	5,000,000	4,984,432
2.067% due 12/06/18	10,000,000	9,961,042
2.055% due 12/20/18	4,000,000	3,981,067
2.103% due 01/03/19	5,000,000	4,971,669
2.143% due 01/17/19	4,000,000	3,973,660
2.167% due 01/31/19	5,000,000	4,962,214

Total short-term U.S. government and agency obligations (cost $106,754,836)		$106,744,688

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires November 2018	559	$40,946,750	$(3,044,668)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Crude Oil Sub-Index	0.18%	10/09/18	$(79,186,535)	$(7,353,578)
Swap agreement with Goldman Sachs International based on Bloomberg Crude Oil Sub-Index	0.25	10/09/18	(59,054,009)	(4,624,796)
Swap agreement with RBC, N.A. based on Bloomberg Crude Oil Sub-Index	0.23	10/09/18	(46,878,869)	(3,733,214)
Swap agreement with Societe Generale based on Bloomberg Crude Oil Sub-Index	0.25	10/09/18	(22,503,021)	(1,763,418)
Swap agreement with UBS AG based on Bloomberg Crude Oil Sub-Index	0.25	10/09/18	(51,524,744)	(4,819,086)

			Total Unrealized Depreciation	$(22,294,092)

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of September 30, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$756,932	$458,896	$2,275,948	$998,438

Expenses
Management fee	398,102	456,582	1,355,636	1,374,438
Brokerage commissions	8,555	17,992	37,057	50,772

Total expenses	406,657	474,574	1,392,693	1,425,210

Net investment income (loss)	350,275	(15,678)	883,255	(426,772)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,789,930)	(6,020,543)	(12,919,916)	12,625,049
Swap agreements	(20,100,329)	(3,398,264)	(87,730,014)	37,182,481
Short-term U.S. government and agency obligations	6	(107)	364	(1,590)

Net realized gain (loss)	(24,890,253)	(9,418,914)	(100,649,566)	49,805,940

Change in net unrealized appreciation/depreciation on
Futures contracts	4,117,281	(4,525,726)	917,980	(3,940,674)
Swap agreements	11,474,108	(25,931,072)	8,313,050	(1,471,496)
Short-term U.S. government and agency obligations	(16,865)	10,122	12,184	13,678

Change in net unrealized appreciation/depreciation	15,574,524	(30,446,676)	9,243,214	(5,398,492)

Net realized and unrealized gain (loss)	(9,315,729)	(39,865,590)	(91,406,352)	44,407,448

Net income (loss)	$(8,965,454)	$(39,881,268)	$(90,523,097)	$43,980,676

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$225,843,284
Addition of 11,000,000 shares	200,705,962
Redemption of 9,250,000 shares	(185,982,680)

Net addition (redemption) of 1,750,000 shares	14,723,282

Net investment income (loss)	883,255
Net realized gain (loss)	(100,649,566)
Change in net unrealized appreciation/depreciation	9,243,214

Net income (loss)	(90,523,097)

Shareholders’ equity, at September 30, 2018	$150,043,469

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(90,523,097)	$43,980,676
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,785,942,457)	(866,640,949)
Proceeds from sales or maturities of short-term U.S government and agency obligations	5,934,983,255	826,679,554
Net amortization and accretion on short-term U.S government and agency obligations	(2,126,115)	(998,438)
Net realized gain (loss) on investments	(364)	1,590
Change in unrealized appreciation/depreciation on investments	(8,325,234)	1,457,818
Decrease (Increase) in receivable on futures contracts	—	(123,680)
Decrease (Increase) in interest receivable	(9,629)	—
Increase (Decrease) in payable to Sponsor	(69,415)	(374)
Increase (Decrease) in payable on futures contracts	(25,247)	(13,602)

Net cash provided by (used in) operating activities	47,961,697	4,342,595

Cash flow from financing activities
Proceeds from addition of shares	197,986,961	398,064,737
Payment on shares redeemed	(185,982,680)	(401,417,518)

Net cash provided by (used in) financing activities	12,004,281	(3,352,781)

Net increase (decrease) in cash	59,965,978	989,814
Cash, beginning of period	3,688,091	7,647,292

Cash, end of period	$63,654,069	$8,637,106

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$3,901,391	$1,886,831
Segregated cash balances with brokers for futures contracts	1,134,531	1,123,375
Short-term U.S. government and agency obligations (Note 3) (cost $3,093,782 and $3,999,667, respectively)	3,093,544	3,999,751
Receivable from capital shares sold	1,780,332	—
Interest receivable	1,400	—

Total assets	9,911,198	7,009,957

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	121,799	104,104
Payable to Sponsor	5,147	3,110

Total liabilities	126,946	107,214

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,784,252	6,902,743

Total liabilities and shareholders’ equity	$9,911,198	$7,009,957

Shares outstanding	274,832	174,832

Net asset value per share	$35.60	$39.48

Market value per share (Note 2)	$35.65	$39.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills^^:
1.955% due 10/11/18	$1,100,000	$1,099,374
1.985% due 10/25/18	800,000	798,891
2.037% due 11/08/18	500,000	498,902
2.079% due 12/06/18	300,000	298,831
2.055% due 12/20/18	100,000	99,527
2.103% due 01/03/19	100,000	99,433
2.143% due 01/17/19	100,000	99,342
2.167% due 01/31/19	100,000	99,244

Total short-term U.S. government and agency obligations (cost $3,093,782)		$3,093,544

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2018	651	$19,582,080	$(6,673)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$23,953	$11,436	$55,020	$25,909

Expenses
Management fee	17,108	18,019	46,555	51,110
Brokerage commissions	5,183	7,316	18,954	19,673

Total expenses	22,291	25,335	65,509	70,783

Net investment income (loss)	1,662	(13,899)	(10,489)	(44,874)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(265,373)	(151,368)	(277,886)	1,756,252
Short-term U.S. government and agency obligations	—	(75)	—	(334)

Net realized gain (loss)	(265,373)	(151,443)	(277,886)	1,755,918

Change in net unrealized appreciation/depreciation on
Futures contracts	(12,945)	615,201	1,090,376	830,552
Short-term U.S. government and agency obligations	(511)	555	(322)	249

Change in net unrealized appreciation/depreciation	(13,456)	615,756	1,090,054	830,801

Net realized and unrealized gain (loss)	(278,829)	464,313	812,168	2,586,719

Net income (loss)	$(277,167)	$450,414	$801,679	$2,541,845

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$6,902,743
Addition of 550,000 shares	20,267,487
Redemption of 450,000 shares	(18,187,657)

Net addition (redemption) of 100,000 shares	2,079,830

Net investment income (loss)	(10,489)
Net realized gain (loss)	(277,886)
Change in net unrealized appreciation/depreciation	1,090,054

Net income (loss)	801,679

Shareholders’ equity, at September 30, 2018	$9,784,252

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$801,679	$2,541,845
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(405,049,035)	(17,971,116)
Proceeds from sales or maturities of short-term U.S government and agency obligations	406,000,000	17,897,394
Net amortization and accretion on short-term U.S government and agency obligations	(45,080)	(25,909)
Net realized gain (loss) on investments	—	334
Change in unrealized appreciation/depreciation on investments	322	(249)
Decrease (Increase) in receivable on futures contracts	—	74,855
Decrease (Increase) in interest receivable	(1,400)	—
Increase (Decrease) in payable to Sponsor	2,037	1,874
Increase (Decrease) in brokerage commissions and fees payable	—	(144)
Increase (Decrease) in payable on futures contracts	17,695	—

Net cash provided by (used in) operating activities	1,726,218	2,518,884

Cash flow from financing activities
Proceeds from addition of shares	18,487,155	9,317,576
Payment on shares redeemed	(18,187,657)	(9,976,781)

Net cash provided by (used in) financing activities	299,498	(659,205)

Net increase (decrease) in cash	2,025,716	1,859,679
Cash, beginning of period	3,010,206	1,037,286

Cash, end of period	$5,035,922	$2,896,965

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$34,543,833	$1,255,895
Segregated cash balances with brokers for foreign currency forward contracts	21,481,000	3,038,000
Short-term U.S. government and agency obligations (Note 3) (cost $113,742,850 and $204,788,208, respectively)	113,732,344	204,770,166
Unrealized appreciation on foreign currency forward contracts	715,615	449,302
Interest receivable	24,967	—

Total assets	170,497,759	209,513,363

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	131,961	171,595
Unrealized depreciation on foreign currency forward contracts	278,349	6,793,571

Total liabilities	410,310	6,965,166

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	170,087,449	202,548,197

Total liabilities and shareholders’ equity	$170,497,759	$209,513,363

Shares outstanding	7,300,000	9,550,000

Net asset value per share	$23.30	$21.21

Market value per share (Note 2)	$23.31	$21.20

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(67% of shareholders’ equity)
U.S. Treasury Bills^^:
1.952% due 10/11/18	$36,000,000	$35,979,502
1.981% due 10/25/18	26,000,000	25,963,946
2.037% due 11/08/18	18,000,000	17,960,479
2.036% due 11/23/18	5,000,000	4,984,431
2.063% due 12/06/18	10,000,000	9,961,042
2.055% due 12/20/18	4,000,000	3,981,067
2.103% due 01/03/19	6,000,000	5,966,003
2.143% due 01/17/19	4,000,000	3,973,660
2.167% due 01/31/19	5,000,000	4,962,214

Total short-term U.S. government and agency obligations (cost $113,742,850)		$113,732,344

Foreign Currency Forward Contracts^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/05/18	13,592,000	$15,859,195	$(75,888)
Euro with UBS AG	10/05/18	17,145,000	20,111,584	(202,461)

			Total Unrealized Depreciation	$(278,349)

Contracts to Sell
Euro with Goldman Sachs International	10/05/18	(161,515,225)	$(187,945,109)	$390,343
Euro with UBS AG	10/05/18	(162,214,000)	(188,691,470)	325,272

			Total Unrealized Appreciation	$715,615

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$787,334	$559,862	$2,188,547	$1,452,945

Expenses
Management fee	410,731	537,193	1,321,368	1,914,770

Total expenses	410,731	537,193	1,321,368	1,914,770

Net investment income (loss)	376,603	22,669	867,179	(461,825)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	6,358,881	(24,505,520)	10,370,332	(45,334,575)
Short-term U.S. government and agency obligations	9	(1,394)	(219)	(3,856)

Net realized gain (loss)	6,358,890	(24,506,914)	10,370,113	(45,338,431)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(2,962,684)	10,103,133	6,781,535	(12,263,238)
Short-term U.S. government and agency obligations	(20,359)	4,959	7,536	8,176

Change in net unrealized appreciation/depreciation	(2,983,043)	10,108,092	6,789,071	(12,255,062)

Net realized and unrealized gain (loss)	3,375,847	(14,398,822)	17,159,184	(57,593,493)

Net income (loss)	$3,752,450	$(14,376,153)	$18,026,363	$(58,055,318)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$202,548,197
Addition of 1,500,000 shares	32,439,081
Redemption of 3,750,000 shares	(82,926,192)

Net addition (redemption) of (2,250,000) shares	(50,487,111)

Net investment income (loss)	867,179
Net realized gain (loss)	10,370,113
Change in net unrealized appreciation/depreciation	6,789,071

Net income (loss)	18,026,363

Shareholders’ equity, at September 30, 2018	$170,087,449

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$18,026,363	$(58,055,318)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,523,724,795)	(1,194,312,964)
Proceeds from sales or maturities of short-term U.S government and agency obligations	3,616,785,001	1,313,461,466
Net amortization and accretion on short-term U.S government and agency obligations	(2,015,067)	(1,452,945)
Net realized gain (loss) on investments	219	3,856
Change in unrealized appreciation/depreciation on investments	(6,789,071)	12,255,062
Decrease (Increase) in interest receivable	(24,967)	—
Increase (Decrease) in payable to Sponsor	(39,634)	(115,455)

Net cash provided by (used in) operating activities	102,218,049	71,783,702

Cash flow from financing activities
Proceeds from addition of shares	32,439,081	39,971,085
Payment on shares redeemed	(82,926,192)	(112,550,546)

Net cash provided by (used in) financing activities	(50,487,111)	(72,579,461)

Net increase (decrease) in cash	51,730,938	(795,759)
Cash, beginning of period	4,293,895	2,916,502

Cash, end of period	$56,024,833	$2,120,743

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$9,270,596	$1,026,645
Segregated cash balances with brokers for futures contracts	6,956	8,800
Segregated cash balances with brokers for forward agreements	4,712,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $14,973,984 and $31,979,626, respectively)	14,972,997	31,977,900
Unrealized appreciation on forward agreements	345,905	—
Receivable on open futures contracts	580	—

Total assets	29,309,034	33,013,345

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	2,420
Payable to Sponsor	22,414	25,256
Unrealized depreciation on forward agreements	—	1,488,259

Total liabilities	22,414	1,515,935

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	29,286,620	31,497,410

Total liabilities and shareholders’ equity	$29,309,034	$33,013,345

Shares outstanding	346,978	446,978

Net asset value per share	$84.40	$70.47

Market value per share (Note 2)	$83.75	$69.11

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(51% of shareholders’ equity)
U.S. Treasury Bills^^:
1.956% due 10/11/18	$6,000,000	$5,996,584
1.983% due 10/25/18	4,000,000	3,994,453
2.031% due 11/08/18	3,000,000	2,993,413
2.094% due 12/06/18	1,000,000	996,104
2.167% due 01/31/19	1,000,000	992,443

Total short-term U.S. government and agency obligations (cost $14,973,984)		$14,972,997

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2018	2	$239,240	$11,020

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	(2.10)%	11/07/18	$(16,600)	$(19,759,810)	$109,930
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(1.93)	11/07/18	(11,998)	(14,281,459)	87,713
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	(1.87)	11/07/18	(3,600)	(4,285,116)	25,704
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(1.92)	11/07/18	(16,850)	(20,056,724)	122,558

				Total Unrealized Appreciation	$345,905

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of September 30, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$118,392	$85,802	$323,515	$202,149

Expenses
Management fee	67,024	86,766	201,913	268,125
Brokerage commissions	8	10	36	39

Total expenses	67,032	86,776	201,949	268,164

Net investment income (loss)	51,360	(974)	121,566	(66,015)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	17,879	(640)	11,739	5,119
Forward agreements	4,907,434	(2,643,515)	3,216,619	(10,944,071)
Short-term U.S. government and agency obligations	—	(96)	152	(1,168)

Net realized gain (loss)	4,925,313	(2,644,251)	3,228,510	(10,940,120)

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,060)	(6,520)	16,480	(28,520)
Forward agreements	(1,930,705)	305,626	1,834,164	(71,961)
Short-term U.S. government and agency obligations	(3,289)	1,228	739	493

Change in net unrealized appreciation/depreciation	(1,938,054)	300,334	1,851,383	(99,988)

Net realized and unrealized gain (loss)	2,987,259	(2,343,917)	5,079,893	(11,040,108)

Net income (loss)	$3,038,619	$(2,344,891)	$5,201,459	$(11,106,123)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$31,497,410
Addition of 250,000 shares	16,527,151
Redemption of 350,000 shares	(23,939,400)

Net addition (redemption) of (100,000) shares	(7,412,249)

Net investment income (loss)	121,566
Net realized gain (loss)	3,228,510
Change in net unrealized appreciation/depreciation	1,851,383

Net income (loss)	5,201,459

Shareholders’ equity, at September 30, 2018	$29,286,620

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$5,201,459	$(11,106,123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,219,069,079)	(136,758,217)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,236,398,357	162,560,129
Net amortization and accretion on short-term U.S government and agency obligations	(323,484)	(202,119)
Net realized gain (loss) on investments	(152)	1,168
Change in unrealized appreciation/depreciation on investments	(1,834,903)	71,468
Decrease (Increase) in receivable on futures contracts	(580)	680
Increase (Decrease) in payable to Sponsor	(2,842)	(28,652)
Increase (Decrease) in payable on futures contracts	(2,420)	—

Net cash provided by (used in) operating activities	20,366,356	14,538,334

Cash flow from financing activities
Proceeds from addition of shares	16,527,151	22,375,636
Payment on shares redeemed	(23,939,400)	(35,933,118)

Net cash provided by (used in) financing activities	(7,412,249)	(13,557,482)

Net increase (decrease) in cash	12,954,107	980,852
Cash, beginning of period	1,035,445	134,040

Cash, end of period	$13,989,552	$1,114,892

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$2,080,557	$614,804
Segregated cash balances with brokers for futures contracts	8,078	10,340
Segregated cash balances with brokers for forward agreements	6,458,000	738,500
Short-term U.S. government and agency obligations (Note 3) (cost $13,467,022 and $18,352,808, respectively)	13,465,807	18,349,861
Unrealized appreciation on forward agreements	526,111	—

Total assets	22,538,553	19,713,505

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,171,777
Payable on open futures contracts	3,110	2,220
Payable to Sponsor	17,568	17,086
Unrealized depreciation on forward agreements	—	1,716,163

Total liabilities	20,678	4,907,246

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	22,517,875	14,806,259

Total liabilities and shareholders’ equity	$22,538,553	$19,713,505

Shares outstanding	516,976	466,976

Net asset value per share	$43.56	$31.71

Market value per share (Note 2)	$41.58	$31.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(60% of shareholders’ equity)
U.S. Treasury Bills^^:
1.957% due 10/11/18	$4,200,000	$4,197,609
1.996% due 10/25/18	3,100,000	3,095,701
2.031% due 11/08/18	2,100,000	2,095,389
2.094% due 12/06/18	1,200,000	1,195,325
2.055% due 12/20/18	600,000	597,160
2.103% due 01/03/19	700,000	696,034
2.143% due 01/17/19	700,000	695,390
2.167% due 01/31/19	900,000	893,199

Total short-term U.S. government and agency obligations (cost $13,467,022)		$13,465,807

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2018	2	$147,120	$5,630

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(2.20)%	11/07/18	$(1,151,000)	$(16,509,829)	$197,066
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(2.00)	11/07/18	(856,500)	(12,284,865)	134,792
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(1.98)	11/07/18	(156,000)	(2,237,602)	26,635
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(1.97)	11/07/18	(967,000)	(13,870,165)	167,618

				Total Unrealized Appreciation	$526,111

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of September 30, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$99,348	$44,411	$242,765	$103,317

Expenses
Management fee	58,074	46,737	155,203	143,542
Brokerage commissions	8	10	34	39

Total expenses	58,082	46,747	155,237	143,581

Net investment income (loss)	41,266	(2,336)	87,528	(40,264)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	18,150	(2,193)	20,132	18,357
Forward agreements	6,395,607	(464,978)	5,131,269	(2,711,677)
Short-term U.S. government and agency obligations	—	(46)	(2,032)	(190)

Net realized gain (loss)	6,413,757	(467,217)	5,149,369	(2,693,510)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,340)	2,560	7,280	(22,370)
Forward agreements	(926,674)	(396,316)	2,242,274	768,187
Short-term U.S. government and agency obligations	(2,540)	29	1,732	(33)

Change in net unrealized appreciation/depreciation	(931,554)	(393,727)	2,251,286	745,784

Net realized and unrealized gain (loss)	5,482,203	(860,944)	7,400,655	(1,947,726)

Net income (loss)	$5,523,469	$(863,280)	$7,488,183	$(1,987,990)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$14,806,259
Addition of 650,000 shares	21,143,589
Redemption of 600,000 shares	(20,920,156)

Net addition (redemption) of 50,000 shares	223,433

Net investment income (loss)	87,528
Net realized gain (loss)	5,149,369
Change in net unrealized appreciation/depreciation	2,251,286

Net income (loss)	7,488,183

Shareholders’ equity, at September 30, 2018	$22,517,875

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$7,488,183	$(1,987,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(786,945,031)	(91,865,007)
Proceeds from sales or maturities of short-term U.S government and agency obligations	792,071,519	95,552,158
Net amortization and accretion on short-term U.S government and agency obligations	(242,734)	(103,284)
Net realized gain (loss) on investments	2,032	190
Change in unrealized appreciation/depreciation on investments	(2,244,006)	(768,154)
Decrease (Increase) in receivable on futures contracts	—	780
Increase (Decrease) in payable to Sponsor	482	(4,379)
Increase (Decrease) in payable on futures contracts	890	—

Net cash provided by (used in) operating activities	10,131,335	824,314

Cash flow from financing activities
Proceeds from addition of shares	21,143,589	22,025,198
Payment on shares redeemed	(24,091,933)	(20,121,187)

Net cash provided by (used in) financing activities	(2,948,344)	1,904,011

Net increase (decrease) in cash	7,182,991	2,728,325
Cash, beginning of period	1,363,644	100,351

Cash, end of period	$8,546,635	$2,828,676

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$19,502,078	$1,582,684
Segregated cash balances with brokers for foreign currency forward contracts	7,846,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $47,892,172 and $131,844,652, respectively)	47,887,747	131,834,352
Unrealized appreciation on foreign currency forward contracts	3,106,062	1,568,997
Interest receivable	2,703	—

Total assets	78,344,590	134,986,033

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,759,983
Payable to Sponsor	59,137	106,863
Unrealized depreciation on foreign currency forward contracts	128,409	41,734

Total liabilities	187,546	3,908,580

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	78,157,044	131,077,453

Total liabilities and shareholders’ equity	$78,344,590	$134,986,033

Shares outstanding	999,290	1,749,290

Net asset value per share	$78.21	$74.93

Market value per share (Note 2)	$78.18	$74.98

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills^^:
1.953% due 10/11/18	$15,000,000	$14,991,459
1.976% due 10/25/18	11,000,000	10,984,746
2.027% due 11/08/18	8,000,000	7,982,435
2.036% due 11/23/18	2,000,000	1,993,773
2.071% due 12/06/18	4,000,000	3,984,417
2.055% due 12/20/18	2,000,000	1,990,533
2.103% due 01/03/19	2,000,000	1,988,668
2.143% due 01/17/19	2,000,000	1,986,830
2.167% due 01/31/19	2,000,000	1,984,886

Total short-term U.S. government and agency obligations (cost $47,892,172)		$47,887,747

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/05/18	318,769,700	$2,853,933	$(47,503)
Yen with UBS AG	10/05/18	349,211,500	3,155,345	(80,906)

			Total Unrealized Depreciation	$(128,409)

Contracts to Sell
Yen with Goldman Sachs International	10/05/18	(9,071,378,900)	$(81,409,108)	$1,545,187
Yen with UBS AG	10/05/18	(9,347,285,100)	(83,853,858)	1,560,875

			Total Unrealized Appreciation	$3,106,062

^

The positions and counterparties herein are as of September 30, 2018. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$369,683	$389,160	$1,041,106	$1,072,691

Expenses
Management fee	190,805	376,339	629,165	1,468,775

Total expenses	190,805	376,339	629,165	1,468,775

Net investment income (loss)	178,878	12,821	411,941	(396,084)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,520,679	(1,067,853)	(398,300)	(17,529,013)
Short-term U.S. government and agency obligations	—	(1,081)	3	(3,903)

Net realized gain (loss)	2,520,679	(1,068,934)	(398,297)	(17,532,916)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	2,284,335	(83,509)	1,450,390	(7,498,058)
Short-term U.S. government and agency obligations	(9,361)	3,577	5,875	7,076

Change in net unrealized appreciation/depreciation	2,274,974	(79,932)	1,456,265	(7,490,982)

Net realized and unrealized gain (loss)	4,795,653	(1,148,866)	1,057,968	(25,023,898)

Net income (loss)	$4,974,531	$(1,136,045)	$1,469,909	$(25,419,982)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$131,077,453
Addition of 100,000 shares	7,078,646
Redemption of 850,000 shares	(61,468,964)

Net addition (redemption) of (750,000) shares	(54,390,318)

Net investment income (loss)	411,941
Net realized gain (loss)	(398,297)
Change in net unrealized appreciation/depreciation	1,456,265

Net income (loss)	1,469,909

Shareholders’ equity, at September 30, 2018	$78,157,044

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$1,469,909	$(25,419,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,653,216,466)	(919,771,798)
Proceeds from sales or maturities of short-term U.S government and agency obligations	2,738,199,781	1,040,131,058
Net amortization and accretion on short-term U.S government and agency obligations	(1,030,832)	(1,072,691)
Net realized gain (loss) on investments	(3)	3,903
Change in unrealized appreciation/depreciation on investments	(1,456,265)	7,490,982
Decrease (Increase) in interest receivable	(2,703)	—
Increase (Decrease) in payable to Sponsor	(47,726)	(119,571)

Net cash provided by (used in) operating activities	83,915,695	101,241,901

Cash flow from financing activities
Proceeds from addition of shares	7,078,646	69,116,080
Payment on shares redeemed	(65,228,947)	(172,018,744)

Net cash provided by (used in) financing activities	(58,150,301)	(102,902,664)

Net increase (decrease) in cash	25,765,394	(1,660,763)
Cash, beginning of period	1,582,684	3,166,988

Cash, end of period	$27,348,078	$1,506,225

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$15,065,059	$1,639,958
Segregated cash balances with brokers for futures contracts	3,807,600	4,626,400
Short-term U.S. government and agency obligations (Note 3) (cost $– and $20,993,328, respectively)	—	20,993,515
Receivable on open futures contracts	—	170,015
Interest receivable	4,289	—

Total assets	18,876,948	27,429,888

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,058,309
Payable on open futures contracts	95,114	—
Payable to Sponsor	11,178	23,631

Total liabilities	106,292	1,081,940

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,770,656	26,347,948

Total liabilities and shareholders’ equity	$18,876,948	$27,429,888

Shares outstanding	912,403	1,237,403

Net asset value per share	$20.57	$21.29

Market value per share (Note 2)	$20.68	$21.15

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires January 2019	234	$3,679,650	$(222,575)
VIX Futures - CBOE, expires February 2019	389	6,194,825	(233,800)
VIX Futures - CBOE, expires March 2019	389	6,330,975	(163,530)
VIX Futures - CBOE, expires April 2019	156	2,562,300	(11,600)

			$(631,505)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$61,731	$71,551	$171,777	$164,138

Expenses
Management fee	39,915	80,574	137,319	235,818
Brokerage commissions	1,277	6,764	15,635	11,815

Total expenses	41,192	87,338	152,954	247,633

Net investment income (loss)	20,539	(15,787)	18,823	(83,495)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,922,746)	(3,965,084)	2,044,708	(19,180,135)
Short-term U.S. government and agency obligations	—	—	—	(527)

Net realized gain (loss)	(1,922,746)	(3,965,084)	2,044,708	(19,180,662)

Change in net unrealized appreciation/depreciation on
Futures contracts	(253,265)	364,615	1,583,775	(653,395)
Short-term U.S. government and agency obligations	—	1,342	(187)	2,167

Change in net unrealized appreciation/depreciation	(253,265)	365,957	1,583,588	(651,228)

Net realized and unrealized gain (loss)	(2,176,011)	(3,599,127)	3,628,296	(19,831,890)

Net income (loss)	$(2,155,472)	$(3,614,914)	$3,647,119	$(19,915,385)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$26,347,948
Addition of 700,000 shares	15,131,247
Redemption of 1,025,000 shares	(26,355,658)

Net addition (redemption) of (325,000) shares	(11,224,411)

Net investment income (loss)	18,823
Net realized gain (loss)	2,044,708
Change in net unrealized appreciation/depreciation	1,583,588

Net income (loss)	3,647,119

Shareholders’ equity, at September 30, 2018	$18,770,656

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$3,647,119	$(19,915,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,112,899,672)	(149,796,234)
Proceeds from sales or maturities of short-term U.S government and agency obligations	1,134,000,000	159,492,969
Net amortization and accretion on short-term U.S government and agency obligations	(107,000)	(164,138)
Net realized gain (loss) on investments	—	527
Change in unrealized appreciation/depreciation on investments	187	(2,167)
Decrease (Increase) in receivable on futures contracts	170,015	242,541
Decrease (Increase) in interest receivable	(4,289)	—
Increase (Decrease) in payable to Sponsor	(12,453)	(3,988)
Increase (Decrease) in payable on futures contracts	95,114	539,598

Net cash provided by (used in) operating activities	24,889,021	(9,606,277)

Cash flow from financing activities
Proceeds from addition of shares	15,131,247	22,086,339
Payment on shares redeemed	(27,413,967)	(6,918,150)

Net cash provided by (used in) financing activities	(12,282,720)	15,168,189

Net increase (decrease) in cash	12,606,301	5,561,912
Cash, beginning of period	6,266,358	2,207,730

Cash, end of period	$18,872,659	$7,769,642

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$77,114,447	$1,850,632
Segregated cash balances with brokers for futures contracts	76,022,714	1,864,500
Short-term U.S. government and agency obligations (Note 3) (cost $– and $134,855,770, respectively)	—	134,845,604
Receivable on open futures contracts	4,844,422	2,667,474
Interest receivable	37,100	—

Total assets	158,018,683	141,228,210

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,431,713
Payable on open futures contracts	3,331,846	—
Payable to Sponsor	55,451	54,937

Total liabilities	3,387,297	3,486,650

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	154,631,386	137,741,560

Total liabilities and shareholders’ equity	$158,018,683	$141,228,210

Shares outstanding	7,076,317	5,901,317

Net asset value per share	$21.85	$23.34

Market value per share (Note 2)	$21.94	$23.15

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(unaudited)

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires October 2018	6,448	$90,110,800	$(6,857,893)
VIX Futures - CBOE, expires November 2018	4,305	64,467,375	(255,585)

			$(7,113,478)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest	$366,829	$379,082	$878,858	$786,305

Expenses
Management fee	284,856	381,123	759,563	1,004,091
Brokerage commissions	31,960	59,243	133,431	138,487
Brokerage fees	—	—	268	—

Total expenses	316,816	440,366	893,262	1,142,578

Net investment income (loss)	50,013	(61,284)	(14,404)	(356,273)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(24,690,361)	(27,447,205)	29,057,091	(126,202,705)
Short-term U.S. government and agency obligations	—	419	(1,993)	(943)

Net realized gain (loss)	(24,690,361)	(27,446,786)	29,055,098	(126,203,648)

Change in net unrealized appreciation/depreciation on
Futures contracts	(16,539,938)	(17,219,461)	(2,351,601)	(17,860,669)
Short-term U.S. government and agency obligations	—	3,094	10,166	6,384

Change in net unrealized appreciation/depreciation	(16,539,938)	(17,216,367)	(2,341,435)	(17,854,285)

Net realized and unrealized gain (loss)	(41,230,299)	(44,663,153)	26,713,663	(144,057,933)

Net income (loss)	$(41,180,286)	$(44,724,437)	$26,699,259	$(144,414,206)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$137,741,560
Addition of 7,300,000 shares	206,106,237
Redemption of 6,125,000 shares	(215,915,670)

Net addition (redemption) of 1,175,000 shares	(9,809,433)

Net investment income (loss)	(14,404)
Net realized gain (loss)	29,055,098
Change in net unrealized appreciation/depreciation	(2,341,435)

Net income (loss)	26,699,259

Shareholders’ equity, at September 30, 2018	$154,631,386

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$26,699,259	$(144,414,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,972,527,143)	(634,948,674)
Proceeds from sales or maturities of short-term U.S government and agency obligations	5,107,914,327	597,015,224
Net amortization and accretion on short-term U.S government and agency obligations	(533,407)	(786,305)
Net realized gain (loss) on investments	1,993	943
Change in unrealized appreciation/depreciation on investments	(10,166)	(6,384)
Decrease (Increase) in receivable on futures contracts	(2,176,948)	4,484,270
Decrease (Increase) in interest receivable	(37,100)	—
Increase (Decrease) in payable to Sponsor	514	(10,310)
Increase (Decrease) in payable on futures contracts	3,331,846	3,913,679

Net cash provided by (used in) operating activities	162,663,175	(174,751,763)

Cash flow from financing activities
Proceeds from addition of shares	206,106,237	274,586,934
Payment on shares redeemed	(219,347,383)	(112,968,055)

Net cash provided by (used in) financing activities	(13,241,146)	161,618,879

Net increase (decrease) in cash	149,422,029	(13,132,884)
Cash, beginning of period	3,715,132	21,772,280

Cash, end of period	$153,137,161	$8,639,396

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash	$574,066,212	$55,713,112
Segregated cash balances with brokers for futures contracts	607,213,953	420,018,133
Segregated cash balances with brokers for swap agreements	142,967,000	—
Segregated cash balances with brokers for forward agreements	85,635,000	4,081,500
Segregated cash balances with brokers for foreign currency forward contracts	30,499,000	3,960,000
Short-term U.S. government and agency obligations (Note 3) (cost $760,849,014 and $2,445,970,899, respectively)	760,772,790	2,445,779,873
Unrealized appreciation on swap agreements	47,065,342	62,238,361
Unrealized appreciation on forward agreements	872,016	25,381,689
Unrealized appreciation on foreign currency forward contracts	3,824,993	2,339,908
Receivable from capital shares sold	4,499,333	843,370
Receivable on open futures contracts	113,761,385	45,230,982
Offering costs (Note 5)	—	105,643
Limitation by Sponsor	—	59,651
Interest receivable	212,310	—

Total assets	2,371,389,334	3,065,752,222

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	73,270,557
Payable on open futures contracts	16,297,270	1,954,640
Payable to Sponsor	1,786,208	2,509,663
Unrealized depreciation on swap agreements	22,590,755	30,607,142
Unrealized depreciation on forward agreements	5,366,700	3,204,422
Unrealized depreciation on foreign currency forward contracts	553,263	6,927,586
Payable to Broker	8,339	—

Total liabilities	46,602,535	118,474,010

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,324,786,799	2,947,278,212

Total liabilities and shareholders’ equity	$2,371,389,334	$3,065,752,222

Shares outstanding	74,892,768	74,000,885

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017*
Investment Income
Interest	$8,684,059	$7,808,931	$23,542,372	$16,997,031

Expenses
Management fee	5,834,934	8,239,003	18,491,990	23,059,129
Brokerage commissions	1,360,732	2,698,871	4,925,964	6,069,898
Brokerage fees	4,836	—	152,026	—
Offering costs	—	74,810	105,643	154,500
Limitation by Sponsor	—	(12,787)	(27,133)	(37,387)
Reduction in Limitation by Sponsor	—	5,818	—	—

Total expenses	7,200,502	11,005,715	23,648,490	29,246,140

Net investment income (loss)	1,483,557	(3,196,784)	(106,118)	(12,249,109)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(109,595,481)	44,960,735	(1,589,640,291)	(340,387,543)
Swap agreements	(6,473,141)	20,685,901	36,862,469	(72,778,431)
Forward agreements	(63,794,988)	3,415,938	(56,632,609)	30,057,907
Foreign currency forward contracts	8,450,767	(24,318,202)	9,256,566	(59,859,325)
Short-term U.S. government and agency obligations	(1,130)	(11,633)	(272,534)	(60,265)

Net realized gain (loss)	(171,413,973)	44,732,739	(1,600,426,399)	(443,027,657)

Change in net unrealized appreciation/depreciation on
Futures contracts	(49,385,316)	(4,409,373)	4,808,142	(8,069,381)
Swap agreements	(24,450,563)	73,621,267	(7,156,632)	(16,033,167)
Forward agreements	13,077,528	6,515,522	(26,671,951)	(10,593,707)
Foreign currency forward contracts	(625,225)	9,447,911	7,859,408	(19,449,879)
Short-term U.S. government and agency obligations	(145,310)	119,011	114,802	184,931

Change in net unrealized appreciation/depreciation	(61,528,886)	85,294,338	(21,046,231)	(53,961,203)

Net realized and unrealized gain (loss)	(232,942,859)	130,027,077	(1,621,472,630)	(496,988,860)

Net income (loss)	$(231,459,302)	$126,830,293	$(1,621,578,748)	$(509,237,969)

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Shareholders’ equity, at December 31, 2017	$2,947,278,212
Addition of 83,967,500 shares	5,134,521,982
Redemption of 83,075,617 shares	(4,135,434,647)

Net addition (redemption) of 891,883 shares	999,087,335

Net investment income (loss)	(106,118)
Net realized gain (loss)	(1,600,426,399)
Change in net unrealized appreciation/depreciation	(21,046,231)

Net income (loss)	(1,621,578,748)

Shareholders’ equity, at September 30, 2018	$2,324,786,799

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017*
Cash flow from operating activities
Net income (loss)	$(1,621,578,748)	$(509,237,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(74,645,523,313)	(15,422,910,140)
Proceeds from sales or maturities of short-term U.S government and agency obligations	76,349,727,446	15,297,219,736
Net amortization and accretion on short-term U.S government and agency obligations	(19,354,782)	(16,996,897)
Net realized gain (loss) on investments	272,534	60,265
Change in unrealized appreciation/depreciation on investments	25,854,373	45,891,822
Decrease (Increase) in receivable on futures contracts	(68,530,403)	(16,424,691)
Decrease (Increase) in Limitation by Sponsor	59,651	(37,387)
Decrease (Increase) in interest receivable	(212,310)	—
Amortization of offering cost	105,643	154,500
Increase (Decrease) in payable to Sponsor	(723,455)	203,860
Increase (Decrease) in brokerage commissions and fees payable	—	(2,909)
Increase (Decrease) in payable on futures contracts	14,342,630	21,358,476
Increase (Decrease) in payable to Broker	8,339	—

Net cash provided by (used in) operating activities	34,447,605	(600,721,334)

Cash flow from financing activities
Proceeds from addition of shares	5,130,866,019	7,571,567,102
Payment on shares redeemed	(4,208,705,204)	(6,752,351,669)

Net cash provided by (used in) financing activities	922,160,815	819,215,433

Net increase (decrease) in cash	956,608,420	218,494,099
Cash, beginning of period	483,772,745	219,695,457

Cash, end of period	$1,440,381,165	$438,189,556

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2018, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half the inverse (-0.5x) or the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each “UltraPro” Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that match (1x) the performance of its corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than a single day should not be expected to be a simple multiple (e.g., -0.5x, -1x, -2x, -3x, 1.5x, 2x, or 3x) of the period return of the corresponding benchmark and will likely differ significantly.

As described in the prospectus for each Fund, each of the Funds intends to invest in “Financial Instruments” (Financial Instruments are instruments whose value is derived from the value of an underlying asset, rate or benchmark, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the VIX Index, natural gas, crude oil, precious metals, or currencies, as applicable. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2017 and during nine months ended September 30, 2018. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares UltraShort Bloomberg Crude Oil	January 11, 2017	2-for-1 Share split	January 12, 2017
ProShares Ultra Bloomberg Crude Oil	January 11, 2017	1-for-2 reverse Share split	January 12, 2017
ProShares Ultra VIX Short-Term Futures ETF	January 11, 2017	1-for-5 reverse Share split	January 12, 2017
ProShares Short VIX Short-Term Futures ETF	July 12, 2017	2-for-1 Share split	July 17, 2017
ProShares VIX Short-Term Futures ETF	July 14, 2017	1-for-4 reverse Share split	July 17, 2017
ProShares Ultra VIX Short-Term Futures ETF	July 14, 2017	1-for-4 reverse Share split	July 17, 2017
ProShares Ultra Bloomberg Natural Gas	March 19, 2018	1-for-5 reverse Share split	March 20, 2018
ProShares UltraPro 3x Short Crude Oil ETF	March 19, 2018	1-for-4 reverse Share split	March 20, 2018
ProShares Short VIX Short-Term Futures ETF	August 29, 2018	1-for-4 reverse Share split	September 18, 2018
ProShares Ultra VIX Short-Term Futures ETF	August 29, 2018	1-for-5 reverse Share split	September 18, 2018

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2018, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2018 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	September 28, 2018
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	September 28, 2018
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	September 28, 2018
UltraPro 3x Short Crude Oil ETF	2:00 p.m.	2:30 p.m.	September 28, 2018
UltraPro 3x Crude Oil ETF
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	September 28, 2018
Short Euro	3:00 p.m.	4:00 p.m.	September 28, 2018

UltraShort Euro, Ultra Euro
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	September 28, 2018
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 28, 2018
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 28, 2018

*

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2018.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2018.

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

The following table summarizes the valuation of investments at September 30, 2018 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Short Euro	$4,489,617	$1,881	$—	$—	$—	$4,491,498
Short VIX Short-Term Futures ETF	—	11,131,604	—	—	—	11,131,604
Ultra Bloomberg Crude Oil	261,325,708	20,291,426	—	—	47,065,342	328,682,476
Ultra Bloomberg Natural Gas	13,365,019	578,049	—	—	—	13,943,068
Ultra Euro	3,791,183	—	—	(33,215)	—	3,757,968
Ultra Gold	55,869,617	(11,020)	(899,357)	—	—	54,959,240
Ultra Silver	117,643,145	(5,630)	(4,467,343)	—	—	113,170,172
Ultra VIX Short-Term Futures ETF	—	(34,049,554)	—	—	(296,663)	(34,346,217)
Ultra Yen	499,389	—	—	(109,974)	—	389,415
UltraPro 3x Crude Oil ETF	—	10,246,895	—	—	—	10,246,895
UltraPro 3x Short Crude Oil ETF	—	(5,282,566)	—	—	—	(5,282,566)
UltraShort Australian Dollar	3,891,985	(232,700)	—	—	—	3,659,285
UltraShort Bloomberg Crude Oil	106,744,688	(3,044,668)	—	—	(22,294,092)	81,405,928
UltraShort Bloomberg Natural Gas	3,093,544	(6,673)	—	—	—	3,086,871
UltraShort Euro	113,732,344	—	—	437,266	—	114,169,610
UltraShort Gold	14,972,997	11,020	345,905	—	—	15,329,922
UltraShort Silver	13,465,807	5,630	526,111	—	—	13,997,548
UltraShort Yen	47,887,747	—	—	2,977,653	—	50,865,400
VIX Mid-Term Futures ETF	—	(631,505)	—	—	—	(631,505)
VIX Short-Term Futures ETF	—	(7,113,478)	—	—	—	(7,113,478)

Total Trust	$760,772,790	$(8,111,289)	$(4,494,684)	$3,271,730	$24,474,587	$775,913,134

*

Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At September 30, 2018, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

Each Fund’s policy is to recognize transfers between valuation levels at the end of the reporting period.

At September 30, 2018, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Each Fund’s policy is to recognize transfers between valuation levels at the end of the reporting period.

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

Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statement of Operations.

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

All open derivative positions at period end are reflected on each respective Fund’s Schedule of Investments. Certain Funds utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objectives during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period.

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

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by a Matching VIX Fund, an Ultra Fund, or an UltraPro Fund, the Matching VIX Fund, Ultra Fund, or UltraPro Fund would be entitled to settlement payments in the event the level of the benchmark increases and would be required to make payments to the swap counterparties in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by a Short Fund, an UltraShort Fund, or an UltraPro Short Fund, the Short Fund, UltraShort Fund, or UltraPro Short Fund would be required to make payments to the swap counterparties in the event the level of the benchmark increases and would be entitled to settlement payments in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2018 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2018, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2018, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of September 30, 2018

	Assets Derivatives				Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts, unrealized appreciation on swap agreements	ProShares Short VIX Short-Term Futures ETF	$11,131,604	*	Payable on open futures contracts, unrealized depreciation on swap agreements	ProShares Ultra VIX Short-Term Futures ETF	$34,346,217	*
						ProShares VIX Mid-Term Futures ETF	631,505	*
						ProShares VIX Short-Term Futures ETF	7,113,478	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	67,356,768	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra Gold	910,377	*
		ProShares Ultra Bloomberg Natural Gas	578,049	*		ProShares Ultra Silver	4,472,973	*
		ProShares UltraPro 3x Crude Oil ETF	10,246,895	*		ProShares UltraPro 3x Short Crude Oil ETF	5,282,566	*
		ProShares UltraShort Gold	356,925	*		ProShares UltraShort Bloomberg Crude Oil	25,338,760	*
		ProShares UltraShort Silver	531,741	*		ProShares UltraShort Bloomberg Natural Gas	6,673	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	1,881	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Ultra Euro	34,302
		ProShares Ultra Euro	1,087			ProShares Ultra Yen	112,203
		ProShares Ultra Yen	2,229			ProShares UltraShort Australian Dollar	232,700	*
		ProShares UltraShort Euro	715,615			ProShares UltraShort Euro	278,349
		ProShares UltraShort Yen	3,106,062			ProShares UltraShort Yen	128,409

		Total Trust	$94,028,856	*		Total Trust	$78,888,512	*

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

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements	ProShares Short VIX Short-Term Futures ETF	$38,096,229	$33,660,002
		ProShares Ultra VIX Short-Term Futures ETF	(155,771,155)	(74,408,126)
		ProShares VIX Mid-Term Futures ETF	(1,922,746)	(253,265)
		ProShares VIX Short-Term Futures ETF	(24,690,361)	(16,539,938)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	50,283,654	(32,361,205)
		ProShares Ultra Bloomberg Natural Gas	801,033	696,672
		ProShares Ultra Gold	(15,454,618)	6,257,639
		ProShares Ultra Silver	(59,679,477)	9,683,708
		ProShares UltraPro 3x Crude Oil ETF	4,185,376	341,411
		ProShares UltraPro 3x Short Crude Oil ETF	(3,065,880)	159,888
		ProShares UltraShort Bloomberg Crude Oil	(24,890,259)	15,591,389
		ProShares UltraShort Bloomberg Natural Gas	(265,373)	(12,945)
		ProShares UltraShort Gold	4,925,313	(1,934,765)
		ProShares UltraShort Silver	6,413,757	(929,014)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	173,885	(85,332)
		ProShares Ultra Euro	(337,286)	138,839
		ProShares Ultra Yen	(91,507)	(85,715)
		ProShares UltraShort Australian Dollar	997,012	(624,470)
		ProShares UltraShort Euro	6,358,881	(2,962,684)
		ProShares UltraShort Yen	2,520,679	2,284,335

		Total Trust	$(171,412,843)	$(61,383,576)

The Effect of Derivative Instruments on the Statements of Operations
For the three months ended September 30, 2017
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Short VIX Short-Term Futures ETF	$188,300,727	$100,033,466
		ProShares Ultra VIX Short-Term Futures ETF	(126,532,816)	(95,515,562)
		ProShares VIX Mid-Term Futures ETF	(3,965,084)	364,615
		ProShares VIX Short-Term Futures ETF	(27,447,205)	(17,219,461)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	45,497,245	112,823,127
		ProShares Ultra Bloomberg Natural Gas	(2,014,548)	(1,078,511)
		ProShares Ultra Gold	5,462,918	(549,421)
		ProShares Ultra Silver	1,064,270	7,159,593
		ProShares UltraPro 3x Crude Oil ETF	4,971,742	694,326
		ProShares UltraPro 3x Short Crude Oil ETF	(1,540,337)	(2,178,096)
		ProShares UltraShort Bloomberg Crude Oil	(9,418,807)	(30,456,798)
		ProShares UltraShort Bloomberg Natural Gas	(151,368)	615,201
		ProShares UltraShort Gold	(2,644,155)	299,106
		ProShares UltraShort Silver	(467,171)	(393,756)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(599,482)	291,787
		ProShares Ultra Euro	1,259,663	(519,273)
		ProShares Ultra Yen	(4,492)	(52,440)
		ProShares UltraShort Australian Dollar	(1,453,355)	837,800
		ProShares UltraShort Euro	(24,505,520)	10,103,133
		ProShares UltraShort Yen	(1,067,853)	(83,509)

		Total Trust	$44,744,372	$85,175,327

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements	ProShares Short VIX Short-Term Futures ETF	$(1,789,421,125)	$(5,909,845)
		ProShares Ultra VIX Short-Term Futures ETF	105,021,521	119,903
		ProShares VIX Mid-Term Futures ETF	2,044,708	1,583,775
		ProShares VIX Short-Term Futures ETF	29,057,091	(2,351,601)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	202,022,270	(6,827,572)
		ProShares Ultra Bloomberg Natural Gas	5,881,807	(6,647,761)
		ProShares Ultra Gold	(12,506,333)	(4,562,212)
		ProShares Ultra Silver	(52,504,971)	(26,209,907)
		ProShares UltraPro 3x Crude Oil ETF	7,547,152	8,828,897
		ProShares UltraPro 3x Short Crude Oil ETF	(14,534,995)	(2,294,411)
		ProShares UltraShort Bloomberg Crude Oil	(100,649,930)	9,231,030
		ProShares UltraShort Bloomberg Natural Gas	(277,886)	1,090,376
		ProShares UltraShort Gold	3,228,358	1,850,644
		ProShares UltraShort Silver	5,151,401	2,249,554
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	238,110	168,169
		ProShares Ultra Euro	(646,805)	(297,367)
		ProShares Ultra Yen	(68,661)	(75,150)
		ProShares UltraShort Australian Dollar	292,391	660,520
		ProShares UltraShort Euro	10,370,332	6,781,535
		ProShares UltraShort Yen	(398,300)	1,450,390

		Total Trust	$(1,600,153,865)	$(21,161,033)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2017

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Short VIX Short-Term Futures ETF	$471,128,319	$104,553,646
		ProShares Ultra VIX Short-Term Futures ETF	(646,036,987)	(93,790,794)
		ProShares VIX Mid-Term Futures ETF	(19,180,135)	(653,395)
		ProShares VIX Short-Term Futures ETF	(126,202,705)	(17,860,669)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	(123,511,840)	(6,281,183)
		ProShares Ultra Bloomberg Natural Gas	(21,040,313)	(3,508,410)
		ProShares Ultra Gold	23,362,749	(3,993,840)
		ProShares Ultra Silver	20,327,016	(7,245,193)
		ProShares UltraPro 3x Crude Oil ETF	3,137,907	1,272,779
		ProShares UltraPro 3x Short Crude Oil ETF	232,006	(2,423,370)
		ProShares UltraShort Bloomberg Crude Oil	49,807,530	(5,412,170)
		ProShares UltraShort Bloomberg Natural Gas	1,756,252	830,552
		ProShares UltraShort Gold	(10,938,952)	(100,481)
		ProShares UltraShort Silver	(2,693,320)	745,817
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(1,334,988)	(26,694)
		ProShares Ultra Euro	2,666,172	364,650
		ProShares Ultra Yen	338,091	(53,233)
		ProShares UltraShort Australian Dollar	(1,920,606)	(802,850)
		ProShares UltraShort Euro	(45,334,575)	(12,263,238)
		ProShares UltraShort Yen	(17,529,013)	(7,498,058)

		Total Trust	$(442,967,392)	$(54,146,134)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2018.

Fair Values of Derivative Instruments as of September 30, 2018
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$47,065,342	$—	$47,065,342	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	1,087	—	1,087	34,302	—	34,302
ProShares Ultra Gold
Forward agreements	—	—	—	899,357	—	899,357
ProShares Ultra Silver
Forward agreements	—	—	—	4,467,343	—	4,467,343
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	296,663	—	296,663
ProShares Ultra Yen
Foreign currency forward contracts	2,229	—	2,229	112,203	—	112,203
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	22,294,092	—	22,294,092
ProShares UltraShort Euro
Foreign currency forward contracts	715,615	—	715,615	278,349	—	278,349
ProShares UltraShort Gold
Forward agreements	345,905	—	345,905	—	—	—
ProShares UltraShort Silver
Forward agreements	526,111	—	526,111	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	3,106,062	—	3,106,062	128,409	—	128,409

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2018. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2018
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	$14,479,827	$(7,921,019)	$—	$6,558,808
Goldman Sachs International	11,072,035	(8,111,198)	—	2,960,837
RBC N.A.	6,969,964	—	(4,890,000)	2,079,964
Societe Generale S.A.	4,824,103	—	(3,410,000)	1,414,103
UBS AG	9,719,413	(7,589,053)	—	2,130,360
ProShares Ultra Euro
Goldman Sachs International	(17,907)	—	17,907	—
UBS AG	(15,308)	—	15,308	—
ProShares Ultra Gold		—
Citibank N.A.	(343,582)	—	343,582	—
Goldman Sachs International	(269,873)	—	269,873	—
Societe Generale S.A.	(25,919)	—	25,919	—
UBS AG	(259,983)		259,983	—
ProShares Ultra Silver
Citibank N.A.	(1,743,357)	—	1,743,357	—
Goldman Sachs International	(1,193,050)	—	1,193,050	—
Societe Generale S.A.	(305,888)	—	305,888	—
UBS AG	(1,225,048)	—	1,225,048	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs International	(296,663)	—	296,663	—
ProShares Ultra Yen
Goldman Sachs International	(54,660)	—	54,660	—
UBS AG	(55,314)	—	28,000	(27,314)
ProShares UltraShort Bloomberg Crude Oil
Citibank N.A.	(7,353,578)	—	7,353,578	—
Goldman Sachs International	(4,624,796)	—	4,624,796	—
RBC N.A.	(3,733,214)	—	640,000	(3,093,214)
Societe Generale S.A.	(1,763,418)	—	1,763,418	—
UBS AG	(4,819,086)	—	4,819,086	—
ProShares UltraShort Euro
Goldman Sachs International	314,455	—	—	314,455
UBS AG	122,811	—	—	122,811
ProShares UltraShort Gold
Citibank N.A.	109,930	(109,930)	—	—
Goldman Sachs International	87,713	—	—	87,713
Societe Generale S.A.	25,704	—	—	25,704
UBS AG	122,558	—	—	122,558
ProShares UltraShort Silver
Citibank N.A.	197,066	—	—	197,066
Goldman Sachs International	134,792	(23,551)	—	111,241
Societe Generale S.A.	26,635	—	—	26,635
UBS AG	167,618	—	—	167,618
ProShares UltraShort Yen
Goldman Sachs International	1,497,684	(1,008,410)	—	489,274
UBS AG	1,479,969	(1,009,517)	—	470,452

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

The Administrator

Brown Brothers Harriman & Co. (“BBH&Co.”) serves as the Administrator of the Funds. The Sponsor and the Trust, on its own behalf and on behalf of each Fund, and BBH&Co. have entered into an Administrative Agency Agreement (the “Administration Agreement”) in connection therewith. Pursuant to the terms of the Administration Agreement and under the supervision and direction of the Sponsor and the Trust, BBH&Co. prepares and files certain regulatory filings on behalf of the Funds. BBH&Co. may also perform other services for the Funds pursuant to the Administration Agreement as mutually agreed upon by the Sponsor, the Trust and BBH&Co. from time to time. Pursuant to the terms of the Administration Agreement, BBH&Co. also serves as the Transfer Agent of the Funds. The Administrator’s fees are paid on behalf of the Funds by the Sponsor.

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

Transaction fees for the three and nine months ended September 30, 2018 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Short Euro	$—	$—
Short VIX Short-Term Futures ETF	103,371	661,104
Ultra Bloomberg Crude Oil	43,377	148,940
Ultra Bloomberg Natural Gas	1,421	9,264
Ultra Euro	—	—
Ultra Gold	—	6,263
Ultra Silver	5,269	16,841
Ultra VIX Short-Term Futures ETF	483,901	1,545,651
Ultra Yen	—	—
UltraPro 3x Crude Oil ETF	18,225	31,924
UltraPro 3x Short Crude Oil ETF	9,434	29,977
UltraShort Australian Dollar	—	—
UltraShort Bloomberg Crude Oil	19,104	84,917
UltraShort Bloomberg Natural Gas	1,117	3,849
UltraShort Euro	—	—
UltraShort Gold	—	8,911
UltraShort Silver	—	—
UltraShort Yen	—	—
VIX Mid-Term Futures ETF	317	12,366
VIX Short-Term Futures ETF	29,131	121,292

Total Trust	$714,667	$2,681,299

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2018:

For the Three Months Ended September 30, 2018 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at June 30, 2018	$41.60	$51.10	$34.33	$29.28	$16.09	$36.49
Net investment income (loss)	0.06	(0.01)	0.07	0.03	0.02	0.08
Net realized and unrealized gain (loss)#	0.43	8.01	1.36	1.03	(0.41)	(4.08)
Change in net asset value from operations	0.49	8.00	1.43	1.06	(0.39)	(4.00)
Net asset value, at September 30, 2018	$42.09	$59.10	$35.76	$30.34	$15.70	$32.49
Market value per share, at June 30, 2018†	$41.53	$50.88	$34.38	$29.27	$16.06	$36.56
Market value per share, at September 30, 2018†	$42.12	$59.09	$35.96	$30.27	$15.70	$32.75
Total Return, at net asset value^	1.2%	15.7%	4.2%	3.6%	(2.4)%	(11.0)%
Total Return, at market value^	1.4%	16.1%	4.6%	3.4%	(2.2)%	(10.4)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.18%	0.96%	1.15%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.53%	(0.09)%	0.88%	0.48%	0.41%	0.97%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2018.
**	Percentages are annualized.

For the Three Months Ended September 30, 2018 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at June 30, 2018	$29.38	$61.26	$57.88	$62.78	$19.31	$50.52
Net investment income (loss)	0.06	(0.09)	(0.03)	0.01	(0.01)	0.06
Net realized and unrealized gain (loss)#	(6.42)	(24.67)	(3.54)	2.35	(2.89)	2.13
Change in net asset value from operations	(6.36)	(24.76)	(3.57)	2.36	(2.90)	2.19
Net asset value, at September 30, 2018	$23.02	$36.50	$54.31	$65.14	$16.41	$52.71
Market value per share, at June 30, 2018†	$29.66	$61.70	$58.33	$63.02	$19.27	$51.20
Market value per share, at September 30, 2018†	$24.07	$36.80	$54.44	$65.68	$16.27	$52.78
Total Return, at net asset value^	(21.6)%	(40.4)%	(6.2)%	3.8%	(15.0)%	4.3%
Total Return, at market value^	(18.8)%	(40.4)%	(6.7)%	4.2%	(15.6)%	3.1%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.66%	0.95%	1.09%	1.12%	1.04%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.97%	(0.80)%	(0.19)%	0.04%	(0.14)%	0.50%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2018.
**	Percentages are annualized.

For the Three Months Ended September 30, 2018 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at June 30, 2018	$14.93	$38.59	$22.79	$75.65	$34.77	$73.49
Net investment income (loss)	0.03	0.01	0.05	0.15	0.07	0.17
Net realized and unrealized gain (loss)#	(1.37)	(3.00)	0.46	8.60	8.72	4.55
Change in net asset value from operations	(1.34)	(2.99)	0.51	8.75	8.79	4.72
Net asset value, at September 30, 2018	$13.59	$35.60	$23.30	$84.40	$43.56	$78.21
Market value per share, at June 30, 2018†	$14.91	$38.62	$22.79	$75.39	$34.40	$73.44
Market value per share, at September 30, 2018†	$13.50	$35.65	$23.31	$83.75	$41.58	$78.18
Total Return, at net asset value^	(9.0)%	(7.7)%	2.2%	11.6%	25.3%	6.4%
Total Return, at market value^	(9.5)%	(7.7)%	2.3%	11.1%	20.9%	6.5%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.23%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.84%	0.09%	0.87%	0.73%	0.67%	0.89%

#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2018.
**	Percentages are annualized.

For the Three Months Ended September 30, 2018 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2018	$23.03	$30.42
Net investment income (loss)	0.02	0.01
Net realized and unrealized gain (loss)#	(2.48)	(8.58)
Change in net asset value from operations	(2.46)	(8.57)
Net asset value, at September 30, 2018	$20.57	$21.85
Market value per share, at June 30, 2018†	$23.02	$30.52
Market value per share, at September 30, 2018†	$20.68	$21.94
Total Return, at net asset value^	(10.7)%	(28.2)%
Total Return, at market value^	(10.2)%	(28.1)%
Ratios to Average Net Assets**
Expense ratio	0.88%	0.95%
Expense ratio, excluding brokerage commissions	0.85%	0.85%
Net investment income (loss)	0.44%	0.15%

#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2018.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended September 30, 2017:

For the Three Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil*		Ultra Bloomberg Natural Gas*	Ultra Euro		Ultra Gold
Net asset value, at June 30, 2017	$41.74	$320.43	$14.80		$48.85	$16.16		$37.75
Net investment income (loss)	(0.01)	(0.54)	(0.00	)(2)	(0.05)	(0.00	)(2)	0.00 (1)
Net realized and unrealized gain (loss)#	(1.26)	54.84	3.10		(5.10)	0.97		2.07
Change in net asset value from operations	(1.27)	54.30	3.10		(5.15)	0.97		2.07
Net asset value, at September 30, 2017	$40.47	$374.73	$17.90		$43.70	$17.13		$39.82
Market value per share, at June 30, 2017†	$41.71	$322.56	$14.86		$48.70	$16.17		$37.68
Market value per share, at September 30, 2017†	$40.56	$375.00	$17.82		$44.00	$17.10		$39.60
Total Return, at net asset value^	(3.0)%	16.9%	20.9%		(10.5)%	6.0%		5.5%
Total Return, at market value^	(2.8)%	16.3%	19.9%		(9.7)%	5.8%		5.1%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.50%	0.97%		1.16%	0.95%		0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%		0.95%	0.95%		0.95%
Net investment income (loss)	(0.14)%	(0.66)%	(0.01)%		(0.37)%	(0.04)%		0.03%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.
(2)	Amount represents less than $(0.005).

For the Three Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	Ultra Silver		Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at June 30, 2017	$33.23		$196.59	$58.68	$19.52	$105.84	$47.90
Net investment income (loss)	0.00	(1)	(0.45)	(0.04)	(0.07)	(0.28)	(0.01)
Net realized and unrealized gain (loss)#	0.79		(92.95)	(0.57)	5.82	(35.48)	(2.26)
Change in net asset value from operations	0.79		(93.40)	(0.61)	5.75	(35.76)	(2.27)
Net asset value, at September 30, 2017	$34.02		$103.19	$58.07	$25.27	$70.08	$45.63
Market value per share, at June 30, 2017†	$33.82		$194.80	$58.68	$19.68	$104.96	$47.80
Market value per share, at September 30, 2017†	$33.15		$103.00	$58.17	$25.09	$70.52	$45.85
Total Return, at net asset value^	2.4%		(47.5)%	(1.0)%	29.5%	(33.8)%	(4.7)%
Total Return, at market value^	(2.0)%		(47.1)%	(0.9)%	27.5%	(32.8)%	(4.1)%
Ratios to Average Net Assets**
Expense ratio	0.95%		2.00%	0.95%	1.24%	1.31%	1.01%
Expense ratio, excluding brokerage commissions	0.95%		0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.00	%(3)	(1.21)%	(0.28)%	(1.24)%	(1.31)%	(0.13)%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.
(1)	Amount represents less than $0.005.
(3)	Amount represents less than 0.005%.

For the Three Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold		UltraShort Silver		UltraShort Yen
Net asset value, at June 30, 2017	$43.43	$33.16	$23.12	$76.30		$34.75		$74.07
Net investment income (loss)	0.00 (1)	(0.06)	0.00 (1)	(0.00	)(2)	(0.00	)(2)	0.01
Net realized and unrealized gain (loss)#	(9.83)	0.77	(1.43)	(5.02)		(2.76)		0.18
Change in net asset value from operations	(9.83)	0.71	(1.43)	(5.02)		(2.76)		0.19
Net asset value, at September 30, 2017	$33.60	$33.87	$21.69	$71.28		$31.99		$74.26
Market value per share, at June 30, 2017†	$43.21	$33.33	$23.12	$76.37		$34.09		$74.05
Market value per share, at September 30, 2017†	$33.73	$33.64	$21.68	$71.55		$32.78		$74.21
Total Return, at net asset value^	(22.6)%	2.1%	(6.2)%	(6.6)%		(7.9)%		0.3%
Total Return, at market value^	(21.9)%	0.9%	(6.2)%	(6.3)%		(3.8)%		0.2%
Ratios to Average Net Assets**
Expense ratio	0.99%	1.34%	0.95%	0.95%		0.95%		0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%		0.95%		0.95%
Net investment income (loss)	(0.03)%	(0.73)%	0.04%	(0.01)%		(0.05)%		0.03%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017
**	Percentages are annualized.
(1)	Amount represents less than $0.005.
(2)	Amount represents less than $(0.005).

For the Three Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF*
Net asset value, at June 30, 2017	$27.46	$42.69
Net investment income (loss)	(0.01)	(0.01)
Net realized and unrealized gain (loss)#	(2.25)	(10.11)
Change in net asset value from operations	(2.26)	(10.12)
Net asset value, at September 30, 2017	$25.20	$32.57
Market value per share, at June 30, 2017†	$27.43	$42.52
Market value per share, at September 30, 2017†	$25.17	$32.53
Total Return, at net asset value^	(8.2)%	(23.7)%
Total Return, at market value^	(8.2)%	(23.5)%
Ratios to Average Net Assets**
Expense ratio	0.92%	0.98%
Expense ratio, excluding brokerage commissions	0.85%	0.85%
Net investment income (loss)	(0.17)%	(0.14)%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2018:

For the Nine Months Ended September 30, 2018 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$509.20	$23.66	$32.64	$17.44	$39.88
Net investment income (loss)	0.10	(0.25)	0.13	0.05	0.02	0.20
Net realized and unrealized gain (loss)#	2.03	(449.85)	11.97	(2.35)	(1.76)	(7.59)
Change in net asset value from operations	2.13	(450.10)	12.10	(2.30)	(1.74)	(7.39)
Net asset value, at September 30, 2018	$42.09	$59.10	$35.76	$30.34	$15.70	$32.49
Market value per share, at December 31, 2017†	$39.99	$512.84	$23.44	$32.50	$17.46	$40.67
Market value per share, at September 30, 2018†	$42.12	$59.09	$35.96	$30.27	$15.70	$32.75
Total Return, at net asset value^	5.3%	(88.4)%	51.1%	(7.0)%	(10.0)%	(18.5)%
Total Return, at market value^	5.3%	(88.5)%	53.4%	(6.9)%	(10.1)%	(19.5)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.38%	0.97%	1.20%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.33%	(0.50)%	0.58%	0.24%	0.19%	0.68%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2018.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2018 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78	$42.32	$45.67
Net investment income (loss)	0.15	(0.39)	(0.14)	(0.19)	(0.16)	0.09
Net realized and unrealized gain (loss)#	(10.68)	(14.78)	(2.87)	27.55	(25.75)	6.95
Change in net asset value from operations	(10.53)	(15.17)	(3.01)	27.36	(25.91)	7.04
Net asset value, at September 30, 2018	$23.02	$36.50	$54.31	$65.14	$16.41	$52.71
Market value per share, at December 31, 2017†	$33.85	$51.05	$57.45	$37.23	$42.88	$45.72
Market value per share, at September 30, 2018†	$24.07	$36.80	$54.44	$65.68	$16.27	$52.78
Total Return, at net asset value^	(31.4)%	(29.4)%	(5.3)%	72.4%	(61.2)%	15.4%
Total Return, at market value^	(28.9)%	(27.9)%	(5.2)%	76.4%	(62.1)%	15.4%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.70%	0.95%	1.13%	1.19%	1.03%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.66%	(0.98)%	(0.31)%	(0.50)%	(0.82)%	0.25%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2018.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2018 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income (loss)	0.09	(0.06)	0.10	0.31	0.14	0.33
Net realized and unrealized gain (loss)#	(10.81)	(3.82)	1.99	13.62	11.71	2.95
Change in net asset value from operations	(10.72)	(3.88)	2.09	13.93	11.85	3.28
Net asset value, at September 30, 2018	$13.59	$35.60	$23.30	$84.40	$43.56	$78.21
Market value per share, at December 31, 2017†	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at September 30, 2018†	$13.50	$35.65	$23.31	$83.75	$41.58	$78.18
Total Return, at net asset value^	(44.1)%	(9.8)%	9.9%	19.8%	37.4%	4.4%
Total Return, at market value^	(45.0)%	(10.1)%	10.0%	21.2%	32.4%	4.3%
Ratios to Average Net Assets**
Expense ratio	0.98%	1.33%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	0.62%	(0.21)%	0.62%	0.57%	0.53%	0.62%

#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2018.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2018 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF
Net asset value, at December 31, 2017	$21.29	$23.34
Net investment income (loss)	0.02	(0.00	)(1)
Net realized and unrealized gain (loss)#	(0.74)	(1.49)
Change in net asset value from operations	(0.72)	(1.49)
Net asset value, at September 30, 2018	$20.57	$21.85
Market value per share, at December 31, 2017†	$21.15	$23.15
Market value per share, at September 30, 2018†	$20.68	$21.94
Total Return, at net asset value^	(3.4)%	(6.4)%
Total Return, at market value^	(2.2)%	(5.2)%
Ratios to Average Net Assets**
Expense ratio	0.94%	0.99%
Expense ratio, excluding brokerage commissions	0.85%	0.85%
Net investment income (loss)	0.12%	(0.02)%

#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2018.
**	Percentages are annualized.
(1)	Amount represents less than $(0.005).

Selected data for a Share outstanding throughout the nine months ended September 30, 2017:

For the Nine Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2016	$45.06	$182.46	$23.34	$94.24	$14.02	$32.90
Net investment income (loss)	(0.12)	(1.80)	(0.03)	(0.23)	(0.03)	(0.06)
Net realized and unrealized gain (loss)#	(4.47)	194.07	(5.41)	(50.31)	3.14	6.98
Change in net asset value from operations	(4.59)	192.27	(5.44)	(50.54)	3.11	6.92
Net asset value, at September 30, 2017	$40.47	$374.73	$17.90	$43.70	$17.13	$39.82
Market value per share, at December 31, 2016†	$45.12	$181.96	$23.36	$94.80	$14.09	$33.20
Market value per share, at September 30, 2017†	$40.56	$375.00	$17.82	$44.00	$17.10	$39.60
Total Return, at net asset value^	(10.2)%	105.3%	(23.3)%	(53.6)%	22.2%	21.0%
Total Return, at market value^	(10.1)%	106.1%	(23.7)%	(53.6)%	21.4%	19.3%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.52%	0.97%	1.16%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.37)%	(0.80)%	(0.24)%	(0.57)%	(0.26)%	(0.22)%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF+	UltraPro 3x Short Crude Oil ETF*+	UltraShort Australian Dollar
Net asset value, at December 31, 2016	$33.44	$869.63	$55.43	$25.00	$100.00	$55.38
Net investment income (loss)	(0.06)	(2.16)	(0.21)	(0.14)	(0.62)	(0.15)
Net realized and unrealized gain (loss)#	0.64	(764.28)	2.85	0.41	(29.30)	(9.60)
Change in net asset value from operations	0.58	(766.44)	2.64	0.27	(29.92)	(9.75)
Net asset value, at September 30, 2017	$34.02	$103.19	$58.07	$25.27	$70.08	$45.63
Market value per share, at December 31, 2016†	$32.09	$875.00	$55.52	$25.00	$100.00	$55.24
Market value per share, at September 30, 2017†	$33.15	$103.00	$58.17	$25.09	$70.52	$45.85
Total Return, at net asset value^	1.7%	(88.1)%	4.8%	1.1%	(29.9)%	(17.6)%
Total Return, at market value^	3.3%	(88.2)%	4.8%	0.4%	(29.5)%	(17.0)%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.88%	0.95%	1.26%	1.34%	1.01%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.23)%	(1.28)%	(0.47)%	(1.26)%	(1.34)%	(0.42)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, March 24, 2017 through September 30, 2017.
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
^

Percentages are not annualized for the period ended September 30, 2017. For ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF the returns for the period from commencement of operations through September 30, 2017 are calculated based on the initial offering price upon commencement of operations of $25.00 and $100.00 respectively.

**	Percentages are annualized.

For the Nine Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2016	$31.70	$23.10	$27.08	$91.33	$37.31	$80.24
Net investment income (loss)	(0.08)	(0.20)	(0.04)	(0.13)	(0.06)	(0.14)
Net realized and unrealized gain (loss)#	1.98	10.97	(5.35)	(19.92)	(5.26)	(5.84)
Change in net asset value from operations	1.90	10.77	(5.39)	(20.05)	(5.32)	(5.98)
Net asset value, at September 30, 2017	$33.60	$33.87	$21.69	$71.28	$31.99	$74.26
Market value per share, at December 31, 2016†	$31.65	$23.05	$27.08	$90.54	$38.76	$80.25
Market value per share, at September 30, 2017†	$33.73	$33.64	$21.68	$71.55	$32.78	$74.21
Total Return, at net asset value^	6.0%	46.6%	(19.9)%	(22.0)%	(14.3)%	(7.5)%
Total Return, at market value^	6.6%	45.9%	(19.9)%	(21.0)%	(15.4)%	(7.5)%
Ratios to Average Net Assets**
Expense ratio	0.99%	1.32%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.29)%	(0.83)%	(0.23)%	(0.23)%	(0.27)%	(0.26)%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated
^	Percentages are not annualized for the period ended September 30, 2017.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2017 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF*
Net asset value, at December 31, 2016	$42.14	$84.86
Net investment income (loss)	(0.07)	(0.11)
Net realized and unrealized gain (loss)#	(16.87)	(52.18)
Change in net asset value from operations	(16.94)	(52.29)
Net asset value, at September 30, 2017	$25.20	$32.57
Market value per share, at December 31, 2016†	$42.34	$85.04
Market value per share, at September 30, 2017†	$25.17	$32.53
Total Return, at net asset value^	(40.2)%	(61.6)%
Total Return, at market value^	(40.6)%	(61.7)%
Ratios to Average Net Assets**
Expense ratio	0.89%	0.97%
Expense ratio, excluding brokerage commissions	0.85%	0.85%
Net investment income (loss)	(0.30)%	(0.30)%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period September 30, 2017.
**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half the inverse (-0.5x), the inverse (-1x), two times the inverse (-2x), three times the inverse (-3x), one and one-half times (1.5x) of the return, two times (2x) of the return or three times of the return (3x) of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short, UltraShort and UltraPro Short Funds), as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective over time.

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

Regulatory Treatment

Derivatives are generally traded in OTC markets and have only recently become subject to comprehensive regulation in the United States. Cash-settled forwards are generally regulated as “swaps”, whereas physically settled forwards are generally not subject to regulation (in the case of commodities other than currencies) or subject to the federal securities laws (in the case of securities).

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

The Trust has engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide the Trust and the Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon, effective on October 1, 2018: (i) BNY Custody Agreement; (ii) BNY Administration and Accounting Agreement; and (iii) BNY Transfer Agency and Service Agreement.

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

Introduction

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2018, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

Groups of Funds are collectively referred to in this Quarterly Report on Form 10-Q in several different ways. References to “Short Funds,” “UltraShort Funds,” “UltraPro Short Funds,” “Ultra Funds” or “UltraPro Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

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

As described in each Fund’s prospectus, each of the Funds intends to invest in “Financial Instruments” (Financial Instruments are instruments whose value is derived from the value of an underlying asset, rate or benchmark including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the VIX Index, natural gas, crude oil, precious metals, or currencies, as applicable. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

Each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half the inverse (-0.5x) or the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each “UltraPro” Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both over a single day and over time, that match (1x) the performance of its corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.

Each Geared Fund seeks investment results for a single day only, not for any other period. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -0.5x, -1x, -2x, -3x, 1.5x, 2x or 3x of the return of the benchmark to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds, that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in Indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2018 and 2017, each of the Funds earned interest income as follows:

Interest Income

Fund	Interest Income Three Months Ended September 30, 2018	Interest Income Three Months Ended September 30, 2017	Interest Income Nine Months Ended September 30, 2018	Interest Income Nine Months Ended September 30, 2017
ProShares Short Euro	$31,641	$18,865	$78,667	$57,345
ProShares Short VIX Short-Term Futures ETF	1,287,659	2,102,194	4,369,182	3,484,888
ProShares Ultra Bloomberg Crude Oil	1,905,336	1,819,809	5,027,003	4,436,888
ProShares Ultra Bloomberg Natural Gas	103,480	93,039	357,473	199,874
ProShares Ultra Euro	27,379	30,171	77,134	69,923
ProShares Ultra Gold	371,579	231,647	1,076,472	531,782
ProShares Ultra Silver	969,237	612,838	2,671,211	1,497,007
ProShares Ultra VIX Short-Term Futures ETF	1,202,062	866,857	2,441,956	1,833,411
ProShares Ultra Yen	5,433	10,221	14,169	21,407
ProShares UltraPro 3x Crude Oil ETF	110,355	—	115,343	—
ProShares UltraPro 3x Short Crude Oil ETF	56,224	—	62,491	—
ProShares UltraShort Australian Dollar	29,472	23,090	73,735	58,614
ProShares UltraShort Bloomberg Crude Oil	756,932	458,896	2,275,948	998,438
ProShares UltraShort Bloomberg Natural Gas	23,953	11,436	55,020	25,909
ProShares UltraShort Euro	787,334	559,862	2,188,547	1,452,945
ProShares UltraShort Gold	118,392	85,802	323,515	202,149
ProShares UltraShort Silver	99,348	44,411	242,765	103,317
ProShares UltraShort Yen	369,683	389,160	1,041,106	1,072,691
ProShares VIX Mid-Term Futures ETF	61,731	71,551	171,777	164,138
ProShares VIX Short-Term Futures ETF	366,829	379,082	878,858	786,305

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 2, 2018, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2018.

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

Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statement of Operations.

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

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$8,319,329	$10,433,992
NAV end of period	$8,418,243	$8,093,438
Percentage change in NAV	1.2%	(22.4)%
Shares outstanding beginning of period	200,000	250,000
Shares outstanding end of period	200,000	200,000
Percentage change in shares outstanding	—	(20.0)%
Shares redeemed	—	50,000
Per share NAV beginning of period	$41.60	$41.74
Per share NAV end of period	$42.09	$40.47
Percentage change in per share NAV	1.2%	(3.0)%
Percentage change in benchmark	(0.6)%	3.5%
Benchmark annualized volatility	7.1%	7.3%

During the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,000 outstanding Shares at June 30, 2017 to 200,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.2% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 3.0% for the three months ended September 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 15, 2018 at $42.93 per Share and reached its low for the period on July 9, 2018 at $41.35 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 5, 2017 at $42.03 per Share and reached its low for the period on September 8, 2017 at $39.73 per Share.

The benchmark’s decline of 0.6% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 3.5% for the three months ended September 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$11,261	$(3,071)
Management fee	20,064	21,606
Brokerage commissions	316	330
Net realized gain (loss)	173,885	(599,589)
Change in net unrealized appreciation/depreciation	(86,232)	292,113
Net income (loss)	$98,914	$(310,547)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2018.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$528,238,767	$793,060,423
NAV end of period	$392,109,157	$1,039,873,910
Percentage change in NAV	(25.8)%	31.1%
Shares outstanding beginning of period	10,337,500	2,475,000
Shares outstanding end of period	6,634,307	2,775,000
Percentage change in shares outstanding	(35.8)%	12.1%
Shares created	—	4,437,500
Shares redeemed	3,703,193	4,137,500
Per share NAV beginning of period	$51.10	$320.43
Per share NAV end of period	$59.10	$374.73
Percentage change in per share NAV	15.7%	16.9%
Percentage change in benchmark	(27.8)%	(23.4)%
Benchmark annualized volatility	43.7%	65.8%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 10,337,500 outstanding Shares at June 30, 2018 to 6,634,307 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 2,475,000 outstanding Shares at June 30, 2017 to 2,775,000 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. For the three months ended September 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.7% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 16.9% for the three months ended September 30, 2017, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2018

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 18, 2018 at $231.36 per Share and reached its low for the period on July 3, 2018 at $50.54 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 29, 2017 at $374.72 per Share and reached its low for the period on August 18, 2017 at $280.20 per Share.

The benchmark’s decline of 27.8% for the three months ended September 30, 2018, as compared to the benchmark’s decline of 23.4% for the three months ended September 30, 2017, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$(101,161)	$(1,640,811)
Management fee	1,111,482	2,376,444
Brokerage commissions	272,502	1,366,561
Net realized gain (loss)	38,096,229	188,307,524
Change in net unrealized appreciation/depreciation	33,660,002	100,090,454
Net income (loss)	$71,655,070	$286,757,167

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve and a lower Net Asset Value during the three months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$455,274,935	$958,703,511
NAV end of period	$397,342,621	$622,142,765
Percentage change in NAV	(12.7)%	(35.1)%
Shares outstanding beginning of period	13,261,317	64,761,317
Shares outstanding end of period	11,111,317	34,761,317
Percentage change in shares outstanding	(16.2)%	(46.3)%
Shares created	2,050,000	4,400,000
Shares redeemed	4,200,000	34,400,000
Per share NAV beginning of period	$34.33	$14.80
Per share NAV end of period	$35.76	$17.90
Percentage change in per share NAV	4.2%	20.9%
Percentage change in benchmark	3.3%	11.2%
Benchmark annualized volatility	23.7%	25.6%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 13,261,317 outstanding Shares at June 30, 2018 to 11,111,317 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 64,761,317 outstanding Shares at June 30, 2017 to 34,761,317 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.2% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 20.9% for the three months ended September 30, 2017, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 28, 2018 at $35.76 per Share and reached its low for the period on August 15, 2018 at $27.62 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 25, 2017 at $18.28 per Share and reached its low for the period on July 7, 2017 at $13.57 per Share.

The benchmark’s rise of 3.3% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 11.2% for the three months ended September 30, 2017, can be attributed to a lesser increase in the price of WTI Crude Oil during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$907,471	$(19,527)
Management fee	981,939	1,798,486
Brokerage commissions	15,926	40,850
Net realized gain (loss)	50,283,340	45,488,493
Change in net unrealized appreciation/depreciation	(32,414,911)	112,829,499
Net income (loss)	$18,775,900	$158,298,465

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a lesser increase in the price of WTI Crude Oil during the three months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$25,715,598	$43,886,614
NAV end of period	$23,608,774	$51,059,617
Percentage change in NAV	(8.2)%	16.3%
Shares outstanding beginning of period	878,150	898,434
Shares outstanding end of period	778,150	1,168,434
Percentage change in shares outstanding	(11.4)%	30.1%
Shares created	200,000	520,000
Shares redeemed	300,000	250,000
Per share NAV beginning of period	$29.28	$48.85
Per share NAV end of period	$30.34	$43.70
Percentage change in per share NAV	3.6%	(10.5)%
Percentage change in benchmark	2.9%	(4.1)%
Benchmark annualized volatility	21.4%	29.6%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 878,150 outstanding Shares at June 30, 2018 to 778,150 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 898,434 outstanding Shares at June 30, 2017 to 1,168,434 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.6% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 10.5% for the three months ended September 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 25, 2018 at $31.41 per Share and reached its low for the period on July 18, 2018 at $25.13 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 18, 2017 at $49.90 per Share and reached its low for the period on August 4, 2017 at $40.45 per Share.

The benchmark’s rise of 2.9% for the three months ended September 30, 2018, as compared to the benchmark’s decline of 4.1% for the three months ended September 30, 2017, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$30,444	$(42,774)
Management fee	60,687	110,894
Brokerage commissions	12,349	24,919
Net realized gain (loss)	801,033	(2,015,002)
Change in net unrealized appreciation/depreciation	693,375	(1,076,819)
Net income (loss)	$1,524,852	$(3,134,595)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase in the price of Henry Hub Natural Gas during the three months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$8,848,596	$12,928,079
NAV end of period	$7,852,376	$13,705,608
Percentage change in NAV	(11.3)%	6.0%
Shares outstanding beginning of period	550,000	800,000
Shares outstanding end of period	500,000	800,000
Percentage change in shares outstanding	(9.1)%	—
Shares created	—	450,000
Shares redeemed	50,000	450,000
Per share NAV beginning of period	$16.09	$16.16
Per share NAV end of period	$15.70	$17.13
Percentage change in per share NAV	(2.4)%	6.0%
Percentage change in benchmark	(0.6)%	3.5%
Benchmark annualized volatility	7.1%	7.3%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 550,000 outstanding Shares at June 30, 2018 to 500,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2017 to September 30, 2017.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.4% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 6.0% for the three months ended September 30, 2017, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on July 9, 2018 at $16.26 per Share and reached its low for the period on August 15, 2018 at $15.10 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $17.79 per Share and reached its low for the period on July 5, 2017 at $15.93 per Share.

The benchmark’s decline of 0.6% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 3.5% for the three months ended September 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$8,290	$(1,256)
Management fee	19,089	31,427
Net realized gain (loss)	(337,286)	1,259,650
Change in net unrealized appreciation/depreciation	138,276	(519,604)
Net income (loss)	$(190,720)	$738,790

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2018.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$82,112,586	$88,717,834
NAV end of period	$73,094,988	$89,587,943
Percentage change in NAV	(11.0)%	1.0%
Shares outstanding beginning of period	2,250,000	2,350,000
Shares outstanding end of period	2,250,000	2,250,000
Percentage change in shares outstanding	—	(4.3)%
Shares created	—	50,000
Shares redeemed	—	150,000
Per share NAV beginning of period	$36.49	$37.75
Per share NAV end of period	$32.49	$39.82
Percentage change in per share NAV	(11.0)%	5.5%
Percentage change in benchmark	(5.1)%	3.3%
Benchmark annualized volatility	8.3%	10.6%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,000 outstanding Shares at June 30, 2017 to 2,250,000 outstanding Shares at September 30, 2017.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.0% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 5.5% for the three months ended September 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on July 9, 2018 at $37.13 per Share and reached its low for the period on August 17, 2018 at $32.20 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $43.95 per Share and reached its low for the period on July 11, 2017 at $35.83 per Share.

The benchmark’s decline of 5.1% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 3.3% for the three months ended September 30, 2017, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$187,472	$7,054
Management fee	184,099	224,583
Brokerage commissions	8	10
Net realized gain (loss)	(15,454,618)	5,462,857
Change in net unrealized appreciation/depreciation	6,249,548	(546,321)
Net income (loss)	$(9,017,598)	$4,923,590

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2018.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$208,483,138	$245,798,564
NAV end of period	$182,932,196	$244,805,182
Percentage change in NAV	(12.3)%	(0.4)%
Shares outstanding beginning of period	7,096,526	7,396,526
Shares outstanding end of period	7,946,526	7,196,526
Percentage change in shares outstanding	12.0%	(2.7)%
Shares created	850,000	300,000
Shares redeemed	—	500,000
Per share NAV beginning of period	$29.38	$33.23
Per share NAV end of period	$23.02	$34.02
Percentage change in per share NAV	(21.6)%	2.4%
Percentage change in benchmark	(10.8)%	2.4%
Benchmark annualized volatility	13.2%	23.7%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,096,526 outstanding Shares at June 30, 2018 to 7,946,526 outstanding Shares at September 30, 2018. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 7,396,526 outstanding Shares at June 30, 2017 to 7,196,526 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.6% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 2.4% for the three months ended September 30, 2017 was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on July 9, 2018 at $29.97 per Share and reached its low for the period on September 11, 2018 at $22.50 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $39.85 per Share and reached its low for the period on July 10, 2017 at $28.26 per Share.

The benchmark’s decline of 10.8% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 2.4% for the three months ended September 30, 2017, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$489,197	$543
Management fee	480,028	612,285
Brokerage commissions	12	10
Net realized gain (loss)	(59,680,308)	1,063,548
Change in net unrealized appreciation/depreciation	9,658,601	7,164,374
Net income (loss)	$(49,532,510)	$8,228,465

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decline in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2018.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$359,311,519	$378,714,636
NAV end of period	$532,210,781	$535,095,732
Percentage change in NAV	48.1%	41.3%
Shares outstanding beginning of period	5,865,448	1,926,390
Shares outstanding end of period	14,580,912	5,185,448
Percentage change in shares outstanding	148.6%	169.2%
Shares created	14,690,000	6,680,000
Shares redeemed	5,974,536	3,420,943
Per share NAV beginning of period	$61.26	$196.59
Per share NAV end of period	$36.50	$103.19
Percentage change in per share NAV	(40.4)%	(47.5)%
Percentage change in benchmark	(27.8)%	(23.4)%
Benchmark annualized volatility	43.7%	65.8%

During the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 5,865,448 outstanding Shares at June 30, 2018 to 14,580,912 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 1,926,390 outstanding Shares at June 30, 2017 to 5,185,448 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. For the three months ended September 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 40.4% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 47.5% for the three months ended September 30, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 18, 2018 at $195.81 per Share and reached its low for the period on September 28, 2018 at $36.50 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on August 11, 2017 at $219.70 per Share and reached its low for the period on September 29, 2017 at $103.20 per Share.

The benchmark’s decline of 27.8% for the three months ended September 30, 2018, as compared to the benchmark’s decline of 23.4% for the three months ended September 30, 2017, can be attributed to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$(1,124,013)	$(1,324,516)
Management fee	1,338,863	1,040,567
Brokerage commissions	987,212	1,150,806
Net realized gain (loss)	(155,771,155)	(126,538,682)
Change in net unrealized appreciation/depreciation	(74,408,126)	(95,494,039)
Net income (loss)	$(231,303,294)	$(223,357,237)

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a greater decline of the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017 :

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$2,892,468	$5,866,403
NAV end of period	$2,713,757	$5,804,920
Percentage change in NAV	(6.2)%	(1.0)%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	—	—
Per share NAV beginning of period	$57.88	$58.68
Per share NAV end of period	$54.31	$58.07
Percentage change in per share NAV	(6.2)%	(1.0)%
Percentage change in benchmark	(2.5)%	— ^
Benchmark annualized volatility	5.3%	8.3%

^	Amount represents less than (0.05%)

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2017 to September 30, 2017.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.2% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 1.0% for the three months ended September 30, 2017, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 20, 2018 at $58.14 per Share and reached its low for the period on September 28, 2018 at $54.31 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $63.45 per Share and reached its low for the period on July 10, 2017 at $57.04 per Share.

The benchmark’s decline of 2.5% for the three months ended September 30, 2018, as compared to the benchmark’s decline of 0.03% for the three months ended September 30, 2017, can be attributed to a greater decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$(1,364)	$(4,166)
Management fee	6,797	14,387
Net realized gain (loss)	(91,507)	(4,545)
Change in net unrealized appreciation/depreciation	(85,840)	(52,772)
Net income (loss)	$(178,711)	$(61,483)

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a greater decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2018.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$40,809,111	$20,499,886
NAV end of period	$35,826,631	$7,581,464
Percentage change in NAV	(12.2)%	(63.0)%
Shares outstanding beginning of period	650,000	1,050,008
Shares outstanding end of period	550,000	300,008
Percentage change in shares outstanding	(15.4)%	(71.4)%
Shares created	450,000	250,000
Shares redeemed	550,000	1,000,000
Per share NAV beginning of period	$62.78	$19.52
Per share NAV end of period	$65.14	$25.27
Percentage change in per share NAV	3.8%	29.5%
Percentage change in benchmark	3.3%	11.2%
Benchmark annualized volatility	23.7%	25.6%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 650,000 outstanding Shares at June 30, 2018 to 550,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 1,050,008 outstanding Shares at June 30, 2017 to 300,008 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.8% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 29.5% for the three months ended September 30, 2017, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 28, 2018 at $65.14 per Share and reached its low for the period on August 15, 2018 at $44.54 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 25, 2017 at $26.10 per Share and reached its low for the period on July 7, 2017 at $17.04 per Share.

The benchmark’s rise of 3.3% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 11.2% for the three months ended September 30, 2017, can be attributed to a lesser increase in the price of WTI Crude Oil during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$3,898	$(56,323)
Management fee	92,674	—
Brokerage commissions	13,783	13,100
Offering costs	—	37,405
Reduction to Limitation by Sponsor	—	5,818
Net realized gain (loss)	4,185,376	4,971,742
Change in net unrealized appreciation/depreciation	341,411	694,326
Net income (loss)	$4,530,685	$5,609,745

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a lesser rise in the price of WTI Crude Oil during the three months ended September 30, 2018.

ProShares UltraPro 3x Short Crude Oil ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$21,723,197	$5,292,315
NAV end of period	$27,492,746	$15,768,728
Percentage change in NAV	26.6%	198.0%
Shares outstanding beginning of period	1,124,906	50,002
Shares outstanding end of period	1,674,906	225,002
Percentage change in shares outstanding	48.9%	350.0%
Shares created	1,000,000	175,000
Shares redeemed	450,000	—
Per share NAV beginning of period	$19.31	$105.84
Per share NAV end of period	$16.41	$70.08
Percentage change in per share NAV	(15.0)%	(33.8)%
Percentage change in benchmark	3.3%	11.2%
Benchmark annualized volatility	23.7%	25.6%

During the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 1,124,906 outstanding Shares at June 30, 2018 to 1,674,906 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 500,002 outstanding Shares at June 30, 2017 to 225,002 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.0% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 33.8% for the three months ended September 30, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 15, 2018 at $25.05 per Share and reached its low for the period on September 28, 2018 at $16.41 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 7, 2017 at $117.88 per Share and reached its low for the period on September 25, 2017 at $68.00 per Share.

The benchmark’s rise of 3.3% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 11.2% for three months ended September 30, 2017, can be attributed to a lesser increase in the price of WTI Crude Oil during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$(8,035)	$(34,013)
Management fee	54,403	—
Brokerage commissions	9,856	9,395
Offering costs	—	37,405
Limitation by Sponsor	—	(12,787)
Net realized gain (loss)	(3,065,880)	(1,540,337)
Change in net unrealized appreciation/depreciation	159,888	(2,178,096)
Net income (loss)	$(2,914,027)	$(3,752,446)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a lesser rise in the price of WTI Crude Oil during the three months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraPro 3x Short Crude Oil ETF.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017 :

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$7,577,764	$11,974,974
NAV end of period	$7,905,778	$9,125,205
Percentage change in NAV	4.3%	(23.8)%
Shares outstanding beginning of period	150,000	250,000
Shares outstanding end of period	150,000	200,000
Percentage change in shares outstanding	—	(20.0)%
Shares created	50,000	—
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$50.52	$47.90
Per share NAV end of period	$52.71	$45.63
Percentage change in per share NAV	4.3%	(4.7)%
Percentage change in benchmark	(2.3)%	2.1%
Benchmark annualized volatility	9.5%	7.3%

During the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,000 outstanding Shares at June 30, 2017 to 200,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.3% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 4.7% for the three months ended September 30, 2017, was primarily due to a appreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 7, 2018 at $54.52 per Share and reached its low for the period on July 10, 2018 at $49.54 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 6, 2017 at $49.09 per Share and reached its low for the period on September 8, 2017 at $43.35 per Share.

The benchmark’s decline of 2.3% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 2.1% for the three months ended September 30, 2017, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$9,501	$(3,456)
Management fee	18,194	24,991
Brokerage commissions	1,777	1,555
Net realized gain (loss)	997,012	(1,453,377)
Change in net unrealized appreciation/depreciation	(625,066)	837,786
Net income (loss)	$381,447	$(619,047)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar, during the three months ended September 30, 2018.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017 :

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$177,512,584	$121,175,298
NAV end of period	$150,043,469	$238,227,025
Percentage change in NAV	(15.5)%	96.6%
Shares outstanding beginning of period	11,889,884	2,789,884
Shares outstanding end of period	11,039,884	7,089,884
Percentage change in shares outstanding	(7.1)%	154.1%
Shares created	2,300,000	5,400,000
Shares redeemed	3,150,000	1,100,000
Per share NAV beginning of period	$14.93	$43.43
Per share NAV end of period	$13.59	$33.60
Percentage change in per share NAV	(9.0)%	(22.6)%
Percentage change in benchmark	3.3%	11.2%
Benchmark annualized volatility	23.7%	25.6%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,889,884 outstanding Shares at June 30, 2018 to 11,039,884 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,789,884 outstanding Shares at June 30, 2017 to 7,089,884 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.0% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 22.6% for the three months ended September 30, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 15, 2018 at $17.92 per Share and reached its low for the period on September 28, 2018 at $13.59 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 7, 2017 at $46.80 per Share and reached its low for the period on September 25, 2017 at $32.91 per Share.

The benchmark’s rise of 3.3% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 11.2% for the three months ended September 30, 2017, can be attributed to a lesser increase in the price of WTI Crude Oil during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$350,275	$(15,678)
Management fee	398,102	456,582
Brokerage commissions	8,555	17,992
Net realized gain (loss)	(24,890,253)	(9,418,914)
Change in net unrealized appreciation/depreciation	15,574,524	(30,446,676)
Net income (loss)	$(8,965,454)	$(39,881,268)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a lesser increase in the price of WTI Crude Oil during the three months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share splits for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$6,746,849	$7,455,967
NAV end of period	$9,784,252	$5,921,434
Percentage change in NAV	45.0%	(20.6)%
Shares outstanding beginning of period	174,832	224,832
Shares outstanding end of period	274,832	174,832
Percentage change in shares outstanding	57.2%	(22.2)%
Shares created	200,000	150,000
Shares redeemed	100,000	200,000
Per share NAV beginning of period	$38.59	$33.16
Per share NAV end of period	$35.60	$33.87
Percentage change in per share NAV	(7.7)%	2.1%
Percentage change in benchmark	2.9%	(4.1)%
Benchmark annualized volatility	21.4%	29.6%

During the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 174,832 outstanding Shares at June 30, 2018 to 274,832 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 224,832 outstanding Shares at June 30, 2017 to 174,832 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.7% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 2.1% for the three months ended September 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on July 18, 2018 at $44.71 per Share and reached its low for the period on September 27, 2018 at $34.52 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on August 4, 2017 at $38.35 per Share and reached its low for the period on September 18, 2017 at $30.27 per Share.

The benchmark’s rise of 2.9% for the three months ended September 30, 2018, as compared to the benchmark’s decline of 4.1% for the three months ended September 30, 2017, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$1,662	$(13,899)
Management fee	17,108	18,019
Brokerage commissions	5,183	7,316
Net realized gain (loss)	(265,373)	(151,443)
Change in net unrealized appreciation/depreciation	(13,456)	615,756
Net income (loss)	$(277,167)	$450,414

The Fund’s net income decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase in the price Henry Hub Natural Gas during the three months ended September 30, 2018.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$177,734,261	$237,012,906
NAV end of period	$170,087,449	$226,620,904
Percentage change in NAV	(4.3)%	(4.4)%
Shares outstanding beginning of period	7,800,000	10,250,000
Shares outstanding end of period	7,300,000	10,450,000
Percentage change in shares outstanding	(6.4)%	2.0%
Shares created	500,000	1,350,000
Shares redeemed	1,000,000	1,150,000
Per share NAV beginning of period	$22.79	$23.12
Per share NAV end of period	$23.30	$21.69
Percentage change in per share NAV	2.2%	(6.2)%
Percentage change in benchmark	(0.6)%	3.5%
Benchmark annualized volatility	7.1%	7.3%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 7,800,000 outstanding Shares at June 30, 2018 to 7,300,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 10,250,000 outstanding Shares at June 30, 2017 to 10,450,000 outstanding Shares at September 30, 2017.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.2% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 6.2% for the three months ended September 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 15, 2018 at $24.27 per Share and reached its low for the period on July 9, 2018 at $22.54 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 5, 2017 at $23.45 per Share and reached its low for the period on September 8, 2017 at $20.91 per Share.

The benchmark’s decline of 0.6% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 3.5% for the three months ended September 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$376,603	$22,669
Management fee	410,731	537,193
Net realized gain (loss)	6,358,890	(24,506,914)
Change in net unrealized appreciation/depreciation	(2,983,043)	10,108,092
Net income (loss)	$3,752,450	$(14,376,153)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2018.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$26,248,001	$37,919,363
NAV end of period	$29,286,620	$35,426,783
Percentage change in NAV	11.6%	(6.6)%
Shares outstanding beginning of period	346,978	496,978
Shares outstanding end of period	346,978	496,978
Percentage change in shares outstanding	—	—
Shares created	—	50,000
Shares redeemed	—	50,000
Per share NAV beginning of period	$75.65	$76.30
Per share NAV end of period	$84.40	$71.28
Percentage change in per share NAV	11.6%	(6.6)%
Percentage change in benchmark	(5.1)%	3.3%
Benchmark annualized volatility	8.3%	10.6%

During the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from June 30, 2017 to September 30, 2017.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.6% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 6.6% for the three months ended September 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 17, 2018 at $85.49 per Share and reached its low for the period on July 9, 2018 at $74.33 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 11, 2017 at $80.26 per Share and reached its low for the period on September 8, 2017 at $64.79 per Share.

The benchmark’s decline of 5.1% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 3.3% for the three months ended September 30, 2017, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$51,360	$(974)
Management fee	67,024	86,766
Brokerage commissions	8	10
Net realized gain (loss)	4,925,313	(2,644,251)
Change in net unrealized appreciation/depreciation	(1,938,054)	300,334
Net income (loss)	$3,038,619	$(2,344,891)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2018.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$23,192,780	$23,175,549
NAV end of period	$22,517,875	$22,933,677
Percentage change in NAV	(2.9)%	(1.0)%
Shares outstanding beginning of period	666,976	666,976
Shares outstanding end of period	516,976	716,976
Percentage change in shares outstanding	(22.5)%	7.5%
Shares created	—	200,000
Shares redeemed	150,000	150,000
Per share NAV beginning of period	$34.77	$34.75
Per share NAV end of period	$43.56	$31.99
Percentage change in per share NAV	25.3%	(7.9)%
Percentage change in benchmark	(10.8)%	2.4%
Benchmark annualized volatility	13.2%	23.7%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 666,976 outstanding Shares at June 30, 2018 to 516,976 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 666,976 outstanding Shares at June 30, 2017 to 716,976 outstanding Shares at September 30, 2017.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.3% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 7.9% for the three months ended September 30, 2017, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 11, 2018 at $44.64 per Share and reached its low for the period on July 9, 2018 at $34.05 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 10, 2017 at $40.39 per Share and reached its low for the period on September 8, 2017 at $27.55 per Share.

The benchmark’s decline of 10.8% for the three months ended September 30, 2018, as compared to the benchmark’s rise of 2.4% for the three months ended September 30, 2017, can be attributed to a decline in the value of the price of spot silver in U.S. dollar terms during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$41,266	$(2,336)
Management fee	58,074	46,737
Brokerage commissions	8	10
Net realized gain (loss)	6,413,757	(467,217)
Change in net unrealized appreciation/depreciation	(931,554)	(393,727)
Net income (loss)	$5,523,469	$(863,280)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decline in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2018.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$84,457,545	$170,316,152
NAV end of period	$78,157,044	$148,459,101
Percentage change in NAV	(7.5)%	(12.8)%
Shares outstanding beginning of period	1,149,290	2,299,290
Shares outstanding end of period	999,290	1,999,290
Percentage change in shares outstanding	(13.1)%	(13.0)%
Shares created	—	150,000
Shares redeemed	150,000	450,000
Per share NAV beginning of period	$73.49	$74.07
Per share NAV end of period	$78.21	$74.26
Percentage change in per share NAV	6.4%	0.3%
Percentage change in benchmark	(2.5)%	— ^
Benchmark annualized volatility	5.3%	8.3%

^	Amount represents less than (0.05%)

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,149,290 outstanding Shares at June 30, 2018 to 999,290 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 2,299,290 outstanding Shares at June 30, 2017 to 1,999,290 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.4% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 0.3% for the three months ended September 30, 2017, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 28, 2018 at $78.22 per Share and reached its low for the period on August 20, 2018 at $73.11 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on July 10, 2017 at $76.16 per Share and reached its low for the period on September 8, 2017 at $68.10 per Share.

The benchmark’s decline of 2.5% for the three months ended September 30, 2018, as compared to the benchmark’s decline of 0.03% for the three months ended September 30, 2017, can be attributed to a greater decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$178,878	$12,821
Management fee	190,805	376,339
Net realized gain (loss)	2,520,679	(1,068,934)
Change in net unrealized appreciation/depreciation	2,274,974	(79,932)
Net income (loss)	$4,974,531	$(1,136,045)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a greater decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2018.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$19,864,692	$30,550,943
NAV end of period	$18,770,656	$45,047,423
Percentage change in NAV	(5.5)%	47.5%
Shares outstanding beginning of period	862,403	1,112,403
Shares outstanding end of period	912,403	1,787,403
Percentage change in shares outstanding	5.8%	60.7%
Shares created	50,000	675,000
Shares redeemed	—	—
Per share NAV beginning of period	$23.03	$27.46
Per share NAV end of period	$20.57	$25.20
Percentage change in per share NAV	(10.7)%	(8.2)%
Percentage change in benchmark	(10.3)%	(8.0)%
Benchmark annualized volatility	20.2%	27.0%

During the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 862,403 outstanding Shares at June 30, 2018 to 912,403 outstanding Shares at September 30, 2018. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 1,112,403 outstanding Shares at June 30, 2017 to 1,787,403 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.7% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 8.2% for the three months ended September 30, 2017, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on July 3, 2018 at $23.39 per Share and reached its low for the period on September 14, 2018 at $20.50 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on August 11, 2017 at $28.23 per Share and reached its low for the period on August 1, 2017 at $24.92 per Share.

The benchmark’s decline of 10.3% for the three months ended September 30, 2018, as compared to the benchmark’s decline of 8.0% for the three months ended September 30, 2017, can be attributed to a greater decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$20,539	$(15,787)
Management fee	39,915	80,574
Brokerage commissions	1,277	6,764
Net realized gain (loss)	(1,922,746)	(3,965,084)
Change in net unrealized appreciation/depreciation	(253,265)	365,957
Net income (loss)	$(2,155,472)	$(3,614,914)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a greater decline in futures prices curve and a lower Net Asset Value during the three months ended September 30, 2018.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
NAV beginning of period	$114,097,930	$162,053,094
NAV end of period	$154,631,386	$191,364,819
Percentage change in NAV	35.5%	18.1%
Shares outstanding beginning of period	3,751,317	3,796,113
Shares outstanding end of period	7,076,317	5,876,317
Percentage change in shares outstanding	88.6%	54.8%
Shares created	3,625,000	3,106,250
Shares redeemed	300,000	1,026,046
Per share NAV beginning of period	$30.42	$42.69
Per share NAV end of period	$21.85	$32.57
Percentage change in per share NAV	(28.2)%	(23.7)%
Percentage change in benchmark	(27.8)%	(23.4)%
Benchmark annualized volatility	43.7%	65.8%

During the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 3,751,317 outstanding Shares at June 30, 2018 to 7,076,317 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 3,796,113 outstanding Shares at June 30, 2017 to 5,876,317 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.2% for the three months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 23.7% for the three months ended September 30, 2017, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on July 3, 2018 at $31.08 per Share and reached its low for the period on September 28, 2018 at $21.85 per Share. By comparison, during the three months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on August 11, 2017 at $45.92 per Share and reached its low for the period on September 29, 2017 at $32.56 per Share.

The benchmark’s decline of 27.8% for the three months ended September 30, 2018, as compared to the benchmark’s decline of 23.4% for the three months ended September 30, 2017, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net investment income (loss)	$50,013	$(61,284)
Management fee	284,856	381,123
Brokerage commissions	31,960	59,243
Net realized gain (loss)	(24,690,361)	(27,446,786)
Change in net unrealized appreciation/depreciation	(16,539,938)	(17,216,367)
Net income (loss)	$(41,180,286)	$(44,724,437)

The Fund’s net income increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve and a lower Net Asset Value during the three months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$7,991,880	$15,770,088
NAV end of period	$8,418,243	$8,093,438
Percentage change in NAV	5.3%	(48.7)%
Shares outstanding beginning of period	200,000	350,000
Shares outstanding end of period	200,000	200,000
Percentage change in shares outstanding	—	(42.9)%
Shares redeemed	—	150,000
Per share NAV beginning of period	$39.96	$45.06
Per share NAV end of period	$42.09	$40.47
Percentage change in per share NAV	5.3%	(10.2)%
Percentage change in benchmark	(3.2)%	12.3%
Benchmark annualized volatility	7.4%	7.4%

During the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to September 30, 2018. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,000 outstanding Shares at December 31, 2016 to 200,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of (-1x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.3% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 10.2% for the nine months ended September 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 15, 2018 at $42.93 per Share and reached its low for the period on February 1, 2018 at $38.43 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $45.65 per Share and reached its low for the period on September 8, 2017 at $39.73 per Share.

The benchmark’s decline of 3.2% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 12.3% for the nine months ended September 30, 2017, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$20,103	$(36,347)
Management fee	57,645	92,259
Brokerage commission	919	1,433
Net realized gain (loss)	238,110	(1,335,372)
Change in net unrealized appreciation/depreciation	168,150	(26,290)
Net income (loss)	$426,363	$(1,398,009)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2018.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$770,163,871	$228,075,387
NAV end of period	$392,109,157	$1,039,873,910
Percentage change in NAV	(49.1)%	355.9%
Shares outstanding beginning of period	1,512,500	1,250,000
Shares outstanding end of period	6,634,307	2,775,000
Percentage change in shares outstanding	338.6%	122.0%
Shares created	17,500,000	11,687,500
Shares redeemed	12,378,193	10,162,500
Per share NAV beginning of period	$509.20	$182.46
Per share NAV end of period	$59.10	$374.73
Percentage change in per share NAV	(88.4)%	105.4%
Percentage change in benchmark	(5.0)%	(61.5)%
Benchmark annualized volatility	129.9%	53.1%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. The decrease in the Fund’s NAV was offset by an increase from 1,512,500 outstanding Shares at December 31, 2017 to 6,634,307 outstanding Shares at September 30, 2018. By comparison, during the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 1,250,000 outstanding Shares at December 31, 2016 to 2,775,000 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to one-half the inverse of the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 88.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 105.3% for the nine months ended September 30, 2017, was primarily due to a depreciation in the value of the assets of the fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on January 11, 2018 at $552.74 per Share and reached its low for the period on February 5, 2018 at $15.85 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 29, 2017 at $374.72 per Share and reached its low for the period on January 3, 2017 at $196.40 per Share.

The benchmark’s decline of 5.0% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 61.5% for the nine months ended September 30, 2017, can be attributed to a lesser decline of the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$(2,496,914)	$(3,913,203)
Management fee	4,725,775	4,636,720
Brokerage commission	1,988,563	2,761,371
Net realized gain (loss)	(1,789,680,237)	471,123,858
Change in net unrealized appreciation/depreciation	(5,857,980)	104,609,483
Net income (loss)	$(1,798,035,131)	$571,820,138

The Fund’s net income decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a lesser decline of the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$524,445,526	$933,731,860
NAV end of period	$397,342,621	$622,142,765
Percentage change in NAV	(24.2)%	(33.4)%
Shares outstanding beginning of period	22,161,317	40,013,933
Shares outstanding end of period	11,111,317	34,761,317
Percentage change in shares outstanding	(49.9)%	(13.1)%
Shares created	6,350,000	65,600,000
Shares redeemed	17,400,000	70,852,616
Per share NAV beginning of period	$23.66	$23.34
Per share NAV end of period	$35.76	$17.90
Percentage change in per share NAV	51.1%	(23.3)%
Percentage change in benchmark	27.2%	(9.4)%
Benchmark annualized volatility	24.0%	25.4%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 22,161,317 outstanding Shares at December 31, 2017 to 11,111,317 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 40,013,933 outstanding Shares at December 31, 2016 to 34,761,317 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 51.1% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 23.3% for the nine months ended September 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 28, 2018 at $35.76 per Share and reached its low for the period on February 9, 2018 at $22.60 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 6, 2017 at $23.49 per Share and reached its low for the period on June 21, 2017 at $12.64 per Share.

The benchmark’s rise of 27.2% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 9.4% for the nine months ended September 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$1,892,694	$(1,483,954)
Management fee	3,073,296	5,773,725
Brokerage commission	61,013	147,117
Net realized gain (loss)	202,021,950	(123,526,841)
Change in net unrealized appreciation/depreciation	(6,827,810)	(6,245,549)
Net income (loss)	$197,086,834	$(131,256,344)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$63,268,950	$43,203,386
NAV end of period	$23,608,774	$51,059,617
Percentage change in NAV	(62.7)%	18.2%
Shares outstanding beginning of period	1,938,434	458,434
Shares outstanding end of period	778,150	1,168,434
Percentage change in shares outstanding	(59.9)%	154.9%
Shares created	950,000	1,320,000
Shares redeemed	2,110,284	610,000
Per share NAV beginning of period	$32.64	$94.24
Per share NAV end of period	$30.34	$43.70
Percentage change in per share NAV	(7.0)%	(53.6)%
Percentage change in benchmark	(0.1)%	(27.9)%
Benchmark annualized volatility	24.2%	34.6%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,938,434 outstanding Shares at December 31, 2017 to 778,150 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 458,434 outstanding Shares at December 31, 2016 to 1,168,434 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.0% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 53.6% for the nine months ended September 30, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on March 20, 2018 at $134.60 per Share and reached its low for the period on July 18, 2018 at $25.13 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 17, 2017 at $78.80 per Share and reached its low for the period on August 4, 2017 at $40.45 per Share.

The benchmark’s decline of 0.1% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 27.9% for the nine months ended September 30, 2017, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$59,670	$(190,949)
Management fee	235,797	318,839
Brokerage commission	62,006	71,984
Net realized gain (loss)	5,881,776	(21,041,439)
Change in net unrealized appreciation/depreciation	(6,646,841)	(3,507,126)
Net income (loss)	$(705,395)	$(24,739,514)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a lesser decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$9,591,516	$11,914,585
NAV end of period	$7,852,376	$13,705,608
Percentage change in NAV	(18.1)%	15.0%
Shares outstanding beginning of period	550,000	850,000
Shares outstanding end of period	500,000	800,000
Percentage change in shares outstanding	(9.1)%	(5.9)%
Shares created	150,000	1,200,000
Shares redeemed	200,000	1,250,000
Per share NAV beginning of period	$17.44	$14.02
Per share NAV end of period	$15.70	$17.13
Percentage change in per share NAV	(10.0)%	22.2%
Percentage change in benchmark	(3.2)%	12.3%
Benchmark annualized volatility	7.4%	7.4%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 550,000 outstanding Shares at December 31, 2017 to 500,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 850,000 outstanding Shares at December 31, 2016 to 800,000 outstanding Shares at September 30, 2017.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.0% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 22.2% for the nine months ended September 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on February 1, 2018 at $18.89 per Share and reached its low for the period on August 15, 2018 at $15.10 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $17.79 per Share and reached its low for the period on January 3, 2017 at $13.68 per Share.

The benchmark’s decline of 3.2% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 12.3% for the nine months ended September 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$13,113	$(26,051)
Management fee	64,021	95,974
Net realized gain (loss)	(646,798)	2,666,306
Change in net unrealized appreciation/depreciation	(297,362)	364,855
Net income (loss)	$(931,047)	$3,005,110

The Fund’s net income decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decrease in the value of euro versus the U.S. dollar during the nine months ended September 30, 2018.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$93,708,748	$92,127,200
NAV end of period	$73,094,988	$89,587,943
Percentage change in NAV	(22.0)%	(2.8)%
Shares outstanding beginning of period	2,350,000	2,800,000
Shares outstanding end of period	2,250,000	2,250,000
Percentage change in shares outstanding	(4.3)%	(19.6)%
Shares created	300,000	400,000
Shares redeemed	400,000	950,000
Per share NAV beginning of period	$39.88	$32.90
Per share NAV end of period	$32.49	$39.82
Percentage change in per share NAV	(18.5)%	21.0%
Percentage change in benchmark	(8.0)%	12.0%
Benchmark annualized volatility	8.8%	11.6%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,350,000 outstanding Shares at December 31, 2017 to 2,250,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 2,800,000 outstanding Shares at December 31, 2016 to 2,250,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.5% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 21.0% for the nine months ended September 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on January 25, 2018 at $43.77 per Share and reached its low for the period on August 17, 2018 at $32.20 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on September 8, 2017 at $43.95 per Share and reached its low for the period on January 3, 2017 at $33.18 per Share.

The benchmark’s decline of 8.0% for the period ended September 30, 2018, as compared to the benchmark’s rise of 12.0% for the nine months ended September 30, 2017, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the period ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$449,402	$(160,597)
Management fee	627,034	692,340
Brokerage commission	36	39
Net realized gain (loss)	(12,506,505)	23,363,236
Change in net unrealized appreciation/depreciation	(4,561,768)	(3,986,925)
Net income (loss)	$(16,618,871)	$19,215,714

The Fund’s net income decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2018.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$258,244,696	$275,779,940
NAV end of period	$182,932,196	$244,805,182
Percentage change in NAV	(29.2)%	(11.2)%
Shares outstanding beginning of period	7,696,526	8,246,526
Shares outstanding end of period	7,946,526	7,196,526
Percentage change in shares outstanding	3.2%	(12.7)%
Shares created	1,350,000	950,000
Shares redeemed	1,100,000	2,000,000
Per share NAV beginning of period	$33.55	$33.44
Per share NAV end of period	$23.02	$34.02
Percentage change in per share NAV	(31.4)%	1.7%
Percentage change in benchmark	(15.2)%	3.8%
Benchmark annualized volatility	13.5%	19.6%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,696,526 outstanding Shares at December 31, 2017 to 7,946,526 outstanding Shares at September 30, 2018. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted from a decrease from 8,246,526 outstanding Shares at Saturday, December 31, 2016 to 7,196,526 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of silver bullion as measured by the London Silver Price.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 1.7% for the nine months ended September 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the nine months September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on January 25, 2018 at $36.06 per Share and reached its low for the period on September 11, 2018 at $22.50 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on April 13, 2017 at $42.76 per Share and reached its low for the period on July 10, 2017 at $28.26 per Share.

The benchmark’s decline of 15.2% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 3.8% for the nine months ended September 30, 2017, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$1,090,016	$(474,113)
Management fee	1,581,152	1,971,071
Brokerage commission	43	49
Net realized gain (loss)	(52,506,174)	20,326,492
Change in net unrealized appreciation/depreciation	(26,200,021)	(7,233,752)
Net income (loss)	$(77,616,179)	$12,618,627

The Fund’s net income decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decline in the price of spot silver in U.S. dollar terms, during the nine months ended September 30, 2018.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$394,035,141	$515,758,754
NAV end of period	$532,210,781	$535,095,732
Percentage change in NAV	35.1%	3.7%
Shares outstanding beginning of period	7,625,448	593,077
Shares outstanding end of period	14,580,912	5,185,448
Percentage change in shares outstanding	91.2%	774.3%
Shares created	31,930,000	10,237,000
Shares redeemed	24,974,536	5,644,629
Per share NAV beginning of period	$51.67	$869.63
Per share NAV end of period	$36.50	$103.19
Percentage change in per share NAV	(29.4)%	(88.1)%
Percentage change in benchmark	(5.0)%	(61.5)%
Benchmark annualized volatility	129.9%	53.1%

During the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 7,625,448 outstanding Shares at December 31, 2017 to 14,580,912 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one and one-half times (1.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. By comparison, during the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 593,077 outstanding Shares at December 31, 2016 to 5,185,448 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to 1.5x of the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 29.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 88.1% for the nine months ended September 30, 2017, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $205.78 per Share and reached its low for the period on September 28, 2018 at $36.50 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $736.00 per Share and reached its low for the period on September 29, 2017 at $103.20 per Share.

The benchmark’s decline of 5.0% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 61.5% for the nine months ended September 30, 2017, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$(3,274,155)	$(3,866,250)
Management fee	3,185,978	2,880,339
Brokerage commission	2,530,133	2,819,322
Net realized gain (loss)	105,013,790	(646,063,604)
Change in net unrealized appreciation/depreciation	133,168	(93,756,755)
Net income (loss)	$101,872,803	$(743,686,609)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a lesser decrease in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$2,864,269	$5,540,957
NAV end of period	$2,713,757	$5,804,920
Percentage change in NAV	(5.3)%	4.8%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	—	—
Per share NAV beginning of period	$57.32	$55.43
Per share NAV end of period	$54.31	$58.07
Percentage change in per share NAV	(5.3)%	4.8%
Percentage change in benchmark	(0.8)%	3.9%
Benchmark annualized volatility	6.6%	8.7%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to September 30, 2018. By comparison, during the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to September 30, 2017.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.3% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 4.8% for the nine months ended September 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on March 23, 2018 at $65.62 per Share and reached its low for the period on September 28, 2018 at $54.31 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on April 18, 2017 at $63.59 per Share and reached its low for the period on January 3, 2017 at $54.62 per Share.

The benchmark’s decline of 0.8% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 3.9% for the nine months ended September 30, 2017, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$(6,960)	$(20,949)
Management fee	21,129	42,356
Net realized gain (loss)	(68,661)	338,006
Change in net unrealized appreciation/depreciation	(74,891)	(53,094)
Net income (loss)	$(150,512)	$263,963

The Fund’s net income decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2018.

ProShares UltraPro 3x Crude Oil ETF

Since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended September 30, 2017 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and the period ended September 30, 2017:

	Nine Months Ended September 30, 2018	March 24, 2017 (Commencement of Operations) through September 30, 2017
NAV beginning of period	$11,335,483	$200
NAV end of period	$35,826,631	$7,581,464
Percentage change in NAV	216.1%	—	NM
Shares outstanding beginning of period	300,008	8
Shares outstanding end of period	550,000	300,008
Percentage change in shares outstanding	83.3%	—	NM
Shares created	1,050,000	1,400,008
Shares redeemed	800,008	1,100,000
Per share NAV beginning of period	$37.78	$25.00
Per share NAV end of period	$65.14	$25.27
Percentage change in per share NAV	72.4%	1.1%
Percentage change in benchmark	27.2%	(4.8)%
Benchmark annualized volatility	24.0%	26.1%

NM — Not Meaningful

During the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 300,008 outstanding Shares at December 31, 2017 to 550,000 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the period ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 8 outstanding Shares at March 24, 2017 to 300,008 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2018 and the period ended September 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 72.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 1.1% for the period ended September 30, 2017, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 28, 2018 at $65.14 per Share and reached its low for the period on February 9, 2018 at $34.95 per Share. By comparison, during the period ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on April 11, 2017 at $34.26 per Share and reached its low for the period on June 21, 2017 at $15.44 per Share.

The benchmark’s rise of 27.2% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 4.8% for the period ended September 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and the period ended September 30, 2017:

	Nine Months Ended September 30, 2018	March 24, 2017 (Commencement of Operations) through September 30, 2017
Net investment income (loss)	$(92,168)	$(99,140)
Management fee	148,366	—
Brokerage commission	33,256	24,374
Offering costs	52,846	77,250
Limitation by Sponsor	(26,957)	(2,484)
Net realized gain (loss)	7,547,152	3,137,907
Change in net unrealized appreciation/depreciation	8,828,897	1,272,779
Net income (loss)	$16,283,881	$4,311,546

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the period ended September 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2018.

ProShares UltraPro 3x Short Crude Oil ETF*

Since the Fund commenced operations on March 24, 2017, the Fund’s results of operations for the period ended September 30, 2017 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and the period ended September 30, 2017:

	Nine Months Ended September 30, 2018	March 24, 2017 (Commencement of Operations) through September 30, 2017
NAV beginning of period	$21,161,176	$200
NAV end of period	$27,492,746	$15,768,728
Percentage change in NAV	29.9%	—	NM
Shares outstanding beginning of period	500,002	2
Shares outstanding end of period	1,674,906	225,002
Percentage change in shares outstanding	235.0%	—	NM
Shares created	2,287,500	262,502
Shares redeemed	1,112,596	37,500
Per share NAV beginning of period	$42.32	$100.00
Per share NAV end of period	$16.41	$70.08
Percentage change in per share NAV	(61.2)%	(29.9)%
Percentage change in benchmark	27.2%	(4.8)%
Benchmark annualized volatility	24.0%	26.1%

NM — Not Meaningful

During the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 500,002 outstanding Shares at December 31, 2017 to 1,674,906 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the period ended September 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 2 outstanding Shares at March 24, 2017 to 225,002 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2018 and the period ended September 30, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 61.2% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 29.9% for the period ended September 30, 2017, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on March 20, 2018 at $133.00 per Share and reached its low for the period on September 28, 2018 at $16.41 per Share. By comparison, during the period ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $33.88 per Share and reached its low for the period on September 25, 2017 at $17.00 per Share.

The benchmark’s rise of 27.2% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 4.8% for the period ended September 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and the period ended September 30, 2017:

	Nine Months Ended September 30, 2018	March 24, 2017 (Commencement of Operations) through September 30, 2017
Net investment income (loss)	$(140,704)	$(59,643)
Management fee	110,213	—
Brokerage commission	40,361	17,296
Offering costs	52,797	77,250
Limitation by Sponsor	(176)	(34,903)
Net realized gain (loss)	(14,534,995)	232,006
Change in net unrealized appreciation/depreciation	(2,294,411)	(2,423,370)
Net income (loss)	$(16,970,110)	$(2,251,007)

The Fund’s net income decreased for the nine months ended September 30, 2018, as compared to the period ended September 30, 2017, primarily due to a rise in the price of WTI Crude Oil during the nine months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraPro 3x Short Crude Oil ETF.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$13,702,102	$16,613,473
NAV end of period	$7,905,778	$9,125,205
Percentage change in NAV	(42.3)%	(45.1)%
Shares outstanding beginning of period	300,000	300,000
Shares outstanding end of period	150,000	200,000
Percentage change in shares outstanding	(50.0)%	(33.3)%
Shares created	50,000	—
Shares redeemed	200,000	100,000
Per share NAV beginning of period	$45.67	$55.38
Per share NAV end of period	$52.71	$45.63
Percentage change in per share NAV	15.4%	(17.6)%
Percentage change in benchmark	(7.4)%	8.7%
Benchmark annualized volatility	8.7%	7.7%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 300,000 outstanding Shares at December 31, 2017 to 150,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2016 to 200,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 17.6% for the nine months ended September 30, 2017, was primarily due to a appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 7, 2018 at $54.52 per Share and reached its low for the period on January 26, 2018 at $42.30 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $55.24 per Share and reached its low for the period on September 8, 2017 at $43.35 per Share.

The benchmark’s decline of 7.4% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 8.7% for the nine months ended September 30, 2017, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$14,386	$(42,311)
Management fee	54,862	94,837
Brokerage commission	4,487	6,088
Net realized gain (loss)	292,144	(1,920,783)
Change in net unrealized appreciation/depreciation	661,212	(802,007)
Net income (loss)	$967,742	$(2,765,101)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2018.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$225,843,284	$200,958,303
NAV end of period	$150,043,469	$238,227,025
Percentage change in NAV	(33.6)%	18.5%
Shares outstanding beginning of period	9,289,884	6,339,884
Shares outstanding end of period	11,039,884	7,089,884
Percentage change in shares outstanding	18.8%	11.8%
Shares created	11,000,000	10,700,000
Shares redeemed	9,250,000	9,950,000
Per share NAV beginning of period	$24.31	$31.70
Per share NAV end of period	$13.59	$33.60
Percentage change in per share NAV	(44.1)%	6.0%
Percentage change in benchmark	27.2%	(9.4)%
Benchmark annualized volatility	24.0%	25.4%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 9,289,884 outstanding Shares at December 31, 2017 to 11,039,884 outstanding Shares at September 30, 2018. By comparison, during the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 6,339,884 outstanding Shares at December 31, 2016 to 7,089,884 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.1% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 6.0% for the nine months ended September 30, 2017, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on February 9, 2018 at $24.98 per Share and reached its low for the period on September 28, 2018 at $13.59 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on June 21, 2017 at $51.13 per Share and reached its low for the period on January 6, 2017 at $31.36 per Share.

The benchmark’s rise of 27.2% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 9.4% for the nine months ended September 30, 2017, can be attributed to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$883,255	$(426,772)
Management fee	1,355,636	1,374,438
Brokerage commission	37,057	50,772
Net realized gain (loss)	(100,649,566)	49,805,940
Change in net unrealized appreciation/depreciation	9,243,214	(5,398,492)
Net income (loss)	$(90,523,097)	$43,980,676

The Fund’s net income decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2018.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the Share splits for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$6,902,743	$4,038,794
NAV end of period	$9,784,252	$5,921,434
Percentage change in NAV	41.7%	46.6%
Shares outstanding beginning of period	174,832	174,832
Shares outstanding end of period	274,832	174,832
Percentage change in shares outstanding	57.2%	—
Shares created	550,000	300,000
Shares redeemed	450,000	300,000
Per share NAV beginning of period	$39.48	$23.10
Per share NAV end of period	$35.60	$33.87
Percentage change in per share NAV	(9.8)%	46.6%
Percentage change in benchmark	(0.1)%	(27.9)%
Benchmark annualized volatility	24.2%	34.64%

During the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 174,832 outstanding Shares at December 31, 2017 to 274,832 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, in conjunction with the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to September 30, 2017.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.8% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV increase of 46.6% for the nine months ended September 30, 2017, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on February 12, 2018 at $47.52 per Share and reached its low for the period on January 30, 2018 at $31.76 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on February 22, 2017 at $39.72 per Share and reached its low for the period on January 26, 2017 at $25.38 per Share.

The benchmark’s decline of 0.1% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 27.9% for the nine months ended September 30, 2017, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$(10,489)	$(44,874)
Management fee	46,555	51,110
Brokerage commission	18,954	19,673
Net realized gain (loss)	(277,886)	1,755,918
Change in net unrealized appreciation/depreciation	1,090,054	830,801
Net income (loss)	$801,679	$2,541,845

The Fund’s net income decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a lesser decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2018.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$202,548,197	$349,392,650
NAV end of period	$170,087,449	$226,620,904
Percentage change in NAV	(16.0)%	(35.1)%
Shares outstanding beginning of period	9,550,000	12,900,000
Shares outstanding end of period	7,300,000	10,450,000
Percentage change in shares outstanding	(23.6)%	(19.0)%
Shares created	1,500,000	1,800,000
Shares redeemed	3,750,000	4,250,000
Per share NAV beginning of period	$21.21	$27.08
Per share NAV end of period	$23.30	$21.69
Percentage change in per share NAV	9.9%	(19.9)%
Percentage change in benchmark	(3.2)%	12.3%
Benchmark annualized volatility	7.4%	7.4%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 9,550,000 outstanding Shares at December 31, 2017 to 7,300,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,900,000 outstanding Shares at December 31, 2016 to 10,450,000 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.9% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 19.9% for the nine months ended September 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 15, 2018 at $24.27 per Share and reached its low for the period on February 1, 2018 at $19.53 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $27.74 per Share and reached its low for the period on September 8, 2017 at $20.91 per Share.

The benchmark’s decline of 3.2% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 12.3% for the nine months ended September 30, 2017, can be attributed to a decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$867,179	$(461,825)
Management fee	1,321,368	1,914,770
Net realized gain (loss)	10,370,113	(45,338,431)
Change in net unrealized appreciation/depreciation	6,789,071	(12,255,062)
Net income (loss)	$18,026,363	$(58,055,318)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decline in the value of the euro versus U.S. dollar during the nine months ended September 30, 2018.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$31,497,410	$63,653,647
NAV end of period	$29,286,620	$35,426,783
Percentage change in NAV	(7.0)%	(44.3)%
Shares outstanding beginning of period	446,978	696,978
Shares outstanding end of period	346,978	496,978
Percentage change in shares outstanding	(22.4)%	(28.7)%
Shares created	250,000	300,000
Shares redeemed	350,000	500,000
Per share NAV beginning of period	$70.47	$91.33
Per share NAV end of period	$84.40	$71.28
Percentage change in per share NAV	19.8%	(22.0)%
Percentage change in benchmark	(8.0)%	12.0%
Benchmark annualized volatility	8.8%	11.7%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 446,978 outstanding Shares at December 31, 2017 to 346,978 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 696,978 outstanding Shares at December 31, 2016 to 496,978 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse daily performance of its benchmark. The Fund’s per Share NAV increase of 19.8% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 22.0% for the nine months ended September 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on August 17, 2018 at $85.49 per Share and reached its low for the period on January 25, 2018 at $64.00 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $90.53 per Share and reached its low for the period on September 8, 2017 at $64.79 per Share.

The benchmark’s decline of 8.0% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 12.0% for the nine months ended September 30, 2017, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$121,566	$(66,015)
Management fee	201,913	268,125
Brokerage commission	36	39
Net realized gain (loss)	3,228,510	(10,940,120)
Change in net unrealized appreciation/depreciation	1,851,383	(99,988)
Net income (loss)	$5,201,459	$(11,106,123)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2018.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$14,806,259	$23,017,656
NAV end of period	$22,517,875	$22,933,677
Percentage change in NAV	52.1%	(0.4)%
Shares outstanding beginning of period	466,976	616,976
Shares outstanding end of period	516,976	716,976
Percentage change in shares outstanding	10.7%	16.2%
Shares created	650,000	700,000
Shares redeemed	600,000	600,000
Per share NAV beginning of period	$31.71	$37.31
Per share NAV end of period	$43.56	$31.99
Percentage change in per share NAV	37.4%	(14.3)%
Percentage change in benchmark	(15.2)%	3.8%
Benchmark annualized volatility	13.5%	19.6%

During the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 466,976 outstanding Shares at December 31, 2017 to 516,976 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 616,976 outstanding Shares at December 31, 2016 to 716,976 outstanding Shares at September 30, 2017.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 37.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 14.3% for the nine months ended September 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 11, 2018 at $44.64 per Share and reached its low for the period on January 25, 2018 at $29.38 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on June 10, 2017 at $40.39 per Share and reached its low for the period on September 8, 2017 at $27.55 per Share.

The benchmark’s decline of 15.2% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 3.8% for the nine months ended September 30, 2017, can be attributed to a decline in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$87,528	$(40,264)
Management fee	155,203	143,542
Brokerage commission	34	39
Net realized gain (loss)	5,149,369	(2,693,510)
Change in net unrealized appreciation/depreciation	2,251,286	745,784
Net income (loss)	$7,488,183	$(1,987,990)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decline in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2018.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$131,077,453	$276,781,747
NAV end of period	$78,157,044	$148,459,101
Percentage change in NAV	(40.4)%	(46.4)%
Shares outstanding beginning of period	1,749,290	3,449,290
Shares outstanding end of period	999,290	1,999,290
Percentage change in shares outstanding	(42.9)%	(42.0)%
Shares created	100,000	900,000
Shares redeemed	850,000	2,350,000
Per share NAV beginning of period	$74.93	$80.24
Per share NAV end of period	$78.21	$74.26
Percentage change in per share NAV	4.4%	(7.5)%
Percentage change in benchmark	(0.8)%	3.9%
Benchmark annualized volatility	6.6%	8.7%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,749,290 outstanding Shares at December 31, 2017 to 999,290 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,449,290 outstanding Shares at December 31, 2016 to 1,999,290 outstanding Shares at September 30, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 7.5% for the nine months ended September 30, 2017, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on September 28, 2018 at $78.22 per Share and reached its low for the period on March 23, 2018 at $65.08 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $81.40 per Share and reached its low for the period on September 8, 2017 at $68.10 per Share.

The benchmark’s decline of 0.8% for the nine months ended September 30, 2018, as compared to the benchmark’s rise of 3.9% for the nine months ended September 30, 2017, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$411,941	$(396,084)
Management fee	629,165	1,468,775
Net realized gain (loss)	(398,297)	(17,532,916)
Change in net unrealized appreciation/depreciation	1,456,265	(7,490,982)
Net income (loss)	$1,469,909	$(25,419,982)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar terms during the nine months ended September 30, 2018.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$26,347,948	$45,818,914
NAV end of period	$18,770,656	$45,047,423
Percentage change in NAV	(28.8)%	(1.7)%
Shares outstanding beginning of period	1,237,403	1,087,403
Shares outstanding end of period	912,403	1,787,403
Percentage change in shares outstanding	(26.3)%	64.4%
Shares created	700,000	850,000
Shares redeemed	1,025,000	150,000
Per share NAV beginning of period	$21.29	$42.14
Per share NAV end of period	$20.57	$25.20
Percentage change in per share NAV	(3.4)%	(40.2)%
Percentage change in benchmark	(2.1)%	(39.7)%
Benchmark annualized volatility	41.4%	21.3%

During the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,237,403 outstanding Shares at December 31, 2017 to 912,403 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the nine months ended September 30, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,087,403 outstanding Shares at December 31, 2016 to 1,787,403 outstanding Shares at September 30, 2017.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 40.2% for the nine months ended September 30, 2017, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $27.85 per Share and reached its low for the period on January 12, 2018 at $19.98 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $40.96 per Share and reached its low for the period on August 1, 2017 at $24.92 per Share.

The benchmark’s decline of 2.1% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 39.7% for the nine months ended September 30, 2017, can be attributed to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$18,823	$(83,495)
Management fee	137,319	235,818
Brokerage commission	15,635	11,815
Net realized gain (loss)	2,044,708	(19,180,662)
Change in net unrealized appreciation/depreciation	1,583,588	(651,228)
Net income (loss)	$3,647,119	$(19,915,385)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term during the nine months ended September 30, 2018.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV beginning of period	$137,741,560	$174,160,146
NAV end of period	$154,631,386	$191,364,819
Percentage change in NAV	12.3%	9.9%
Shares outstanding beginning of period	5,901,317	2,052,363
Shares outstanding end of period	7,076,317	5,876,317
Percentage change in shares outstanding	19.9%	186.3%
Shares created	7,300,000	6,125,000
Shares redeemed	6,125,000	2,301,046
Per share NAV beginning of period	$23.34	$84.86
Per share NAV end of period	$21.85	$32.57
Percentage change in per share NAV	(6.4)%	(61.6)%
Percentage change in benchmark	(5.0)%	(61.5)%
Benchmark annualized volatility	129.9%	53.1%

During the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 5,901,317 outstanding Shares at December 31, 2017 to 7,076,317 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2017, the increase in the Fund’s NAV resulted from an increase from 2,052,363 outstanding Shares at December 31, 2016 to 5,876,317 outstanding Shares at September 30, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2018 and 2017, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.4% for the nine months ended September 30, 2018, as compared to the Fund’s per Share NAV decrease of 61.6% for the nine months ended September 30, 2017, was primarily due to a lesser decline in the value of the assets held by the Fund during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Fund’s per Share NAV reached its high for the period on February 5, 2018 at $54.20 per Share and reached its low for the period on January 11, 2018 at $21.43 per Share. By comparison, during the nine months ended September 30, 2017, the Fund’s per Share NAV reached its high for the period on January 3, 2017 at $78.33 per Share and reached its low for the period on September 29, 2017 at $32.56 per Share.

The benchmark’s decline of 5.0% for the nine months ended September 30, 2018, as compared to the benchmark’s decline of 61.5% for the nine months ended September 30, 2017, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2018.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net investment income (loss)	$(14,404)	$(356,273)
Management fee	759,563	1,004,091
Brokerage commission	133,431	138,487
Net realized gain (loss)	29,055,098	(126,203,648)
Change in net unrealized appreciation/depreciation	(2,341,435)	(17,854,285)
Net income (loss)	$26,699,259	$(144,414,206)

The Fund’s net income increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2018.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2018 and 2017, each of the Fund’s positions were as follows:

ProShares Short Euro:

As of September 30, 2018 and 2017, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2018	58	$1.17	125,000	$(8,469,450)

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2017	55	$1.19	125,000	$(8,156,844)

The September 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF:

As of September 30, 2018 and 2017, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2018	8,195	$13.98	1,000	$(114,525,125)
VIX Futures (CBOE)	Short	November 2018	5,478	14.98	1,000	(82,033,050)

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2017	51,224	$11.68	1,000	$(598,040,200)
VIX Futures (CBOE)	Short	November 2017	34,126	13.03	1,000	(444,491,150)

The September 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. Prior to the close of business on February 27, 2018, the Fund generally attempted to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. As of close of business on February 27, 2018, the Fund will generally attempt to adjust its position in Financial Statements each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2018 and 2017, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2018	2,959	$73.25	1,000	$216,746,750

Swap Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$110.5124	$158,650,102
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	110.5124	139,341,211
Bloomberg WTI Crude Oil Subindex	RBC, N.A.	Long	110.5124	90,338,589
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	110.5124	61,779,516
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	110.5124	127,870,585

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2017	5,855	$51.67	1,000	$302,527,850

Swap Agreements as of September 30, 2017
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$76.1424	$332,458,695
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	76.1424	242,703,814
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	76.1424	115,090,880
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	76.1424	251,436,908

The September 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2018 and 2017 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of September 30, 2018 and 2017, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2018	1,570	$3.01	10,000	$47,225,600

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2017	3,396	$3.01	10,000	$102,117,720

The September 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As September 30, 2018 and 2017, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/05/18	7,218,625	1.1612	$8,382,414
Euro	UBS AG	Long	10/05/18	6,640,300	1.1612	7,710,852
Euro	Goldman Sachs International	Short	10/05/18	(51,700)	1.1612	(60,036)
Euro	UBS AG	Short	10/05/18	(281,800)	1.1612	(327,231)

Foreign Currency Forward Contracts as of September 30, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/06/17	11,961,025	1.1821	$14,138,996
Euro	UBS AG	Long	10/06/17	17,574,000	1.1821	20,774,032
Euro	Goldman Sachs International	Short	10/06/17	(1,663,500)	1.1821	(1,966,405)
Euro	UBS AG	Short	10/06/17	(4,680,700)	1.1821	(5,533,004)

The September 30, 2018 and 2017 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Gold:

As of September 30, 2018 and 2017, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2018	2	$1,196.20	100	$239,240

Forward Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,190.35	$57,851,010
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,190.32	44,541,774
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,190.31	4,285,116
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,190.31	39,280,230

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2017	2	$1,284.80	100	$256,960

Forward Agreements as of September 30, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,283.43	$56,984,292
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,283.41	48,923,589
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,283.41	23,101,380
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,283.41	49,924,649

The September 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2018 and 2017 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2018 and 2017, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2018	2	$14.71	5,000	$147,120

Forward Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$14.3439	$143,367,281
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	14.3431	95,852,069
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	14.3436	25,588,982
0.999 Fine Troy Ounce Silver	UBS AG	Long	14.3435	100,949,553

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2017	2	$16.68	5,000	$166,760

Forward Agreements as of September 30, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$16.8646	$161,967,618
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.8644	131,471,490
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.8645	63,815,268
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.8644	132,149,438

The September 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2018 and 2017 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra VIX Short-Term Futures ETF:

As of September 30, 2018 and 2017, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreement linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2018	30,424	$13.98	1,000	$425,175,400
VIX Futures (CBOE)	Long	November 2018	20,270	14.98	1,000	303,543,250

Swap Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
VIX Futures (CBOE)	Goldman Sachs International	Long	$26.5483	$69,104,339

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2017	52,495	$11.68	1,000	$612,879,125
VIX Futures (CBOE)	Long	November 2017	35,008	13.03	1,000	455,979,200

The September 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. Prior to the close of business on February 27, 2018, the Fund generally attempted to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. As of the close of business on February 27, 2018, the Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of September 30, 2018 and 2017, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/05/18	314,885,800	0.008804	$2,772,237
Yen	UBS AG	Long	10/05/18	322,117,300	0.008804	2,835,904
Yen	Goldman Sachs International	Short	10/05/18	(4,751,100)	0.008804	(41,829)
Yen	UBS AG	Short	10/05/18	(14,328,300)	0.008804	(126,145)

Foreign Currency Forward Contracts as of September 30, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/06/17	735,730,100	0.008888	$6,539,365
Yen	UBS AG	Long	10/06/17	652,357,100	0.008888	5,798,323
Yen	Goldman Sachs International	Short	10/06/17	(23,286,700)	0.008888	(206,978)
Yen	UBS AG	Short	10/06/17	(57,172,300)	0.008888	(508,163)

The September 30, 2018 and 2017 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Crude Oil ETF:

As of September 30, 2018 and 2017, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2018	1,467	$73.25	1,000	$107,457,750

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2017	440	$51.67	1,000	$22,734,800

The September 30, 2018 and 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than one day.

ProShares UltraPro 3x Short Crude Oil ETF:

As of September 30, 2018 and 2017, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017 which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2018	1,126	$73.25	1,000	$(82,479,500)

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2017	916	$51.67	1,000	$(47,329,720)

The September 30, 2018 and 2017 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than one day.

ProShares UltraShort Australian Dollar:

As of September 30, 2018 and 2017, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2018	219	$72.27	1,000	$(15,827,130)

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2017	232	$78.36	1,000	$(18,179,520)

The September 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Crude Oil:

As of September 30, 2018 and 2017, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2018	559	$73.25	1,000	$(40,946,750)

Swap Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$110.5124	$(79,186,535)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	110.5124	(59,054,009)
Bloomberg WTI Crude Oil Subindex	RBC, N.A.	Short	110.5124	(46,878,869)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	110.5124	(22,503,021)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	110.5124	(51,524,744)

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2017	1,894	$51.67	1,000	$(97,862,980)

Swap Agreements as of September 30, 2017
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$76.1424	$(149,040,494)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	76.1424	(109,832,549)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	76.1424	(12,927,229)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	76.1424	(106,765,884)

The September 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2018 and 2017 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of September 30, 2018 and 2017, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2018	651	$3.01	10,000	$(19,582,080)

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2017	394	$3.01	10,000	$(11,847,580)

The September 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/ A for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of September 30, 2018 and 2017, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/05/18	13,592,000	1.1612	$15,783,307
Euro	UBS AG	Long	10/05/18	17,145,000	1.1612	19,909,123
Euro	Goldman Sachs International	Short	10/05/18	(161,515,225)	1.1612	(187,554,766)
Euro	UBS AG	Short	10/05/18	(162,214,000)	1.1612	(188,366,198)

Foreign Currency Forward Contracts as of September 30, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/06/17	3,175,800	1.1821	$3,754,078
Euro	UBS AG	Long	10/06/17	35,067,900	1.1821	41,453,378
Euro	Goldman Sachs International	Short	10/06/17	(194,781,925)	1.1821	(230,249,569)
Euro	UBS AG	Short	10/06/17	(226,747,400)	1.1821	(268,035,604)

The September 30, 2018 and 2017 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of September 30, 2018 and 2017, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2018	2	$1,196.20	100	$(239,240)

Forward Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,190.35	$(19,759,810)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,190.32	(14,281,459)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,190.31	(4,285,116)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,190.31	(20,056,724)

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2017	2	$1,284.80	100	$(256,960)

Forward Agreements as of September 30, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Short	$1,283.43	$(20,663,223)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,283.41	(21,687,062)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,283.41	(6,160,368)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,283.41	(22,138,823)

The September 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2018 and 2017 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2018 and 2017, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2018	2	$14.71	5,000	$(147,120)

Forward Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$14.3439	$(16,509,829)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	14.3431	(12,284,865)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	14.3436	(2,237,602)
0.999 Fine Troy Ounce Silver	UBS AG	Short	14.3435	(13,870,165)

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2017	2	$16.68	5,000	$(166,760)

Forward Agreements as of September 30, 2017
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$16.8646	$(16,071,964)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.8644	(13,263,851)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.8645	(2,630,862)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.8644	(13,727,622)

The September 30, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2018 and 2017 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the

Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2018 and 2017, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/05/18	318,769,700	0.008804	$2,806,430
Yen	UBS AG	Long	10/05/18	349,211,500	0.008804	3,074,439
Yen	Goldman Sachs International	Short	10/05/18	(9,071,378,900)	0.008804	(79,863,921)
Yen	UBS AG	Short	10/05/18	(9,347,285,100)	0.008804	(82,292,983)

Foreign Currency Forward Contracts as of September 30, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/06/17	571,833,200	0.008888	$5,082,606
Yen	UBS AG	Long	10/06/17	2,539,647,800	0.008888	22,573,065
Yen	Goldman Sachs International	Short	10/06/17	(17,548,070,400)	0.008888	(155,971,917)
Yen	UBS AG	Short	10/06/17	(18,981,034,100)	0.008888	(168,708,480)

The September 30, 2018 and 2017 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares VIX Mid-Term Futures ETF:

As of September 30, 2018 and 2017, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2019	234	$15.73	1,000	$3,679,650
VIX Futures (CBOE)	Long	February 2019	389	15.93	1,000	6,194,825
VIX Futures (CBOE)	Long	March 2019	389	16.28	1,000	6,330,975
VIX Futures (CBOE)	Long	April 2019	156	16.43	1,000	2,562,300

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2018	582	$14.78	1,000	$8,599,050
VIX Futures (CBOE)	Long	February 2018	971	15.23	1,000	14,783,475
VIX Futures (CBOE)	Long	March 2018	971	15.80	1,000	15,341,800
VIX Futures (CBOE)	Long	April 2018	388	16.28	1,000	6,314,700

The September 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF:

As of September 30, 2018 and 2017, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2018	6,448	$13.98	1,000	$90,110,800
VIX Futures (CBOE)	Long	November 2018	4,305	14.98	1,000	64,467,375

Futures Positions as of September 30, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2017	9,373	$11.68	1,000	$109,429,775
VIX Futures (CBOE)	Long	November 2017	6,252	13.03	1,000	81,432,300

The September 30, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in Form 10-K/A for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described above in Item 2 in this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, of its corresponding benchmark. Each Short Fund seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) or the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to one and one half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each UltraPro Short Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of daily performance of its corresponding benchmark. Each UltraPro Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that match the performance of its benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by negative three, negative two, negative one, negative one-half, one, one and one-half, two or three. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K/A for additional information regarding performance for periods longer than a single day.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2018, the Trust is not a party to any material legal proceedings.

Item 1A. Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed on March 26, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and reallocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short- Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional Shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a posteffective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1; no additional Shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra

Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. On March 1, 2017, a Registration Statement on Form S-3 (File No. 333-215930) was declared effective which removed ProShares UltraShort Gold from the Registration Statement on Form S-3 (File No. 333-213918); no additional Shares for any Fund were registered with that filing. On March 1, 2017, a Registration Statement on Form S-1 (File No. 333-215929) was declared effective which registered Shares for ProShares UltraShort Gold that were previously registered on the Registration Statement on Form S-3 (File No. 333-213918). Through the two March 1, 2017 filings, ProShares UltraShort Gold was transferred from the Form S-3 to a Form S-1. On March 22, 2017, a Registration Statement on Form S-1 (File No. 333-214904) was declared effective which registered Shares for ProShares UltraPro Bloomberg Crude Oil and ProShares UltraPro Short Bloomberg Crude Oil. On July 12, 2017, a Registration Statement on Form S-3 (File No. 333-218004) was declared effective, which (a) registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, and ProShares VIX Short Term Futures ETF, and (b) terminated the Registration Statement on Form S-3 (File No. 333-215930). On February 6, 2018, a Registration Statement on Form S-3 (File No. 333-220688) was declared effective, which (a) registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, and (b) terminated the Registration Statement on Form S-3 (File No. 333-218004). On March 29, 2018, a Registration Statement on Form S-1 (File No. 333- 223012) was declared effective, which terminated the Registration Statement on Form S-1 (File No. 333-215929) and the Registration Statement on Form S-1 (File No. 333-214904); no additional Shares for any Fund were registered with that filing. On June 30, 2018, the Trust had two effective registration statements outstanding: a Registration Statement on Form S-1 (No. 333- 223012) and a Registration Statement on Form S-3 (No. 333-220688).

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

Title of Securities Registered	Amount Registered As of September 30, 2018	Shares Sold For the Three Months Ended September 30, 2018	Sale Price of Shares Sold For the Three Months Ended September 30, 2018
ProShares Short Euro Common Units of Beneficial Interest	$153,418,934	—	$—
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$10,384,122,827	—	$—
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$4,317,748,075	2,050,000	$60,377,850
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$322,282,296	200,000	$5,288,628
ProShares Ultra Euro Common Units of Beneficial Interest	$92,531,840	—	$—
ProShares Ultra Gold Common Units of Beneficial Interest	$268,558,744	—	$—
ProShares Ultra Silver Common Units of Beneficial Interest	$1,266,409,983	850,000	$23,981,568
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$9,211,269,195	14,690,000	$686,757,350
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	—	$—
ProShares UltraPro 3x Crude Oil ETF Common Units of Beneficial Interest	$972,257,226	450,000	$22,006,338
ProShares UltraPro 3x Short Crude Oil ETF Common Units of Beneficial Interest	$968,980,552	1,000,000	$18,759,551
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$167,969,287	50,000	$2,477,186
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$1,565,234,838	2,300,000	$34,521,758
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$313,407,150	200,000	$7,126,477
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,895,556,096	500,000	$11,685,477
ProShares UltraShort Gold Common Units of Beneficial Interest	$151,720,009	—	$—
ProShares UltraShort Silver Common Units of Beneficial Interest	$1,909,187,099	—	$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$940,420,616	—	$—
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$519,765,878	50,000	$1,061,436
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,507,229,883	3,625,000	$88,981,896
Total:		25,965,000	$963,025,515

(b) From July 1, 2018 through September 30, 2018, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short Euro
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares Short VIX Short-Term Futures ETF
07/01/18 to 07/31/18	1,787,500	$55.13
08/01/18 to 08/31/18	850,000	$56.73
09/01/18 to 09/30/18	1,065,693	$57.25
ProShares Ultra Bloomberg Crude Oil
07/01/18 to 07/31/18	950,000	$32.35
08/01/18 to 08/31/18	1,550,000	$31.46
09/01/18 to 09/30/18	1,700,000	$33.87
ProShares Ultra Bloomberg Natural Gas
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	200,000	$30.17
09/01/18 to 09/30/18	100,000	$28.86
ProShares Ultra Euro
07/01/18 to 07/31/18	50,000	$16.11
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares Ultra Gold
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares Ultra Silver
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares Ultra VIX Short-Term Futures ETF
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	5,030,000	$47.55
09/01/18 to 09/30/18	944,536	$45.94
ProShares Ultra Yen
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares UltraPro 3x Crude Oil ETF
07/01/18 to 07/31/18	100,000	$58.06
08/01/18 to 08/31/18	150,000	$55.55
09/01/18 to 09/30/18	300,000	$57.94
ProShares UltraPro 3x Short Crude Oil ETF
07/01/18 to 07/31/18	450,000	$22.39
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares UltraShort Australian Dollar
07/01/18 to 07/31/18	50,000	$50.61
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares UltraShort Bloomberg Crude Oil
07/01/18 to 07/31/18	1,650,000	$16.43
08/01/18 to 08/31/18	1,350,000	$17.41
09/01/18 to 09/30/18	150,000	$16.18
ProShares UltraShort Bloomberg Natural Gas
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	50,000	$39.35
09/01/18 to 09/30/18	50,000	$36.89
ProShares UltraShort Euro
07/01/18 to 07/31/18	300,000	$22.65
08/01/18 to 08/31/18	550,000	$23.35
09/01/18 to 09/30/18	150,000	$23.01

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort Gold
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares UltraShort Silver
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	150,000	$41.32
09/01/18 to 09/30/18	—	$—
ProShares UltraShort Yen
07/01/18 to 07/31/18	50,000	$76.47
08/01/18 to 08/31/18	100,000	$74.52
09/01/18 to 09/30/18	—	$—
ProShares VIX Mid-Term Futures ETF
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	—	$—
09/01/18 to 09/30/18	—	$—
ProShares VIX Short-Term Futures ETF
07/01/18 to 07/31/18	—	$—
08/01/18 to 08/31/18	300,000	$24.23
09/01/18 to 09/30/18	—	$—

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

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: November 9, 2018

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: November 9, 2018