Form 10-K
period 2018-12-31
ProShares Trust II
filed 2019-03-01
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018.

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

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2018 and the number of outstanding units for each Fund as of February 26, 2019 are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of	Number of Outstanding Units as of
Fund	June 30, 2018	February 26, 2019
ProShares Short Euro	$8,306,000	200,000
ProShares Short VIX Short-Term Futures ETF	525,972,000	8,384,307
ProShares Ultra Bloomberg Crude Oil	455,924,078	22,561,317
ProShares Ultra Bloomberg Natural Gas	25,703,451	1,428,150
ProShares Ultra Euro	8,833,000	550,000
ProShares Ultra Gold	82,260,000	2,300,000
ProShares Ultra Silver	210,482,961	7,346,526
ProShares Ultra VIX Short-Term Futures ETF	361,898,117	10,880,912
ProShares Ultra Yen	2,914,750	99,970
ProShares UltraPro 3x Crude Oil ETF	40,963,000	5,650,000
ProShares UltraPro 3x Short Crude Oil ETF	21,676,939	724,906
ProShares UltraShort Australian Dollar	7,680,000	150,000
ProShares UltraShort Bloomberg Crude Oil	177,278,170	3,489,884
ProShares UltraShort Bloomberg Natural Gas	6,752,012	524,832
ProShares UltraShort Euro	177,762,000	5,650,000
ProShares UltraShort Gold	26,158,671	296,977
ProShares UltraShort Silver	22,943,974	416,976
ProShares UltraShort Yen	84,403,858	699,290
ProShares VIX Mid-Term Futures ETF	19,852,517	2,187,403
ProShares VIX Short-Term Futures ETF	114,490,195	6,576,317

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I.

Item 1.	Business.

Summary

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2018, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Annual Report on Form 10-K. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K.

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

The Sponsor also serves as the Trust’s commodity pool operator. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under the Commodity Exchange Act (the “CEA”), and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

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

Each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half the inverse (-0.5x) or the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each “UltraPro” Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both for a single day and over time, that match (1x) the performance of its corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.

Each Geared Fund seeks investment results for a single day only, not for any other period. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ in amount and possibly even direction from -0.5x, -1x, -2x, -3x, 1.5x, 2x or 3x of the return of the benchmark to which such Fund is benchmarked for that period. Volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

Each Matching VIX Fund seeks investment results, before fees and expenses, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results, before fees and expenses, that correspond to a multiple or the inverse of the daily performance of the Short-Term VIX Index. Each VIX Fund intends to obtain exposure to its benchmark by taking positions in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, and ProShares Ultra Bloomberg Natural Gas are benchmarked to indexes designed to track the performance of commodity futures contracts, as applicable. The daily performance of these Indexes and the corresponding Funds will likely be very different in amount and possibly even direction from the daily performance of the price of the related physical commodities.

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

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Matching Funds

Investment Objectives of the “Matching VIX” Funds

Each Matching VIX Fund seeks investment results, before fees and expenses, both for a single day and over time, that match the performance of the Short-Term VIX Index or the Mid-Term VIX Index (together, the “VIX Futures Indexes”). The VIX Futures Indexes seek to offer exposure to forward market equity volatility through publicly traded futures markets. If a Matching VIX Fund is successful in meeting its objective, its value, before fees and expenses, should gain approximately as much on a percentage basis as the level of its corresponding VIX Futures Index when the benchmark rises. Conversely, its value, before fees and expenses, should lose approximately as much on a percentage basis as the level of its benchmark when the benchmark declines. Each Matching VIX Fund acquires exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Matching VIX Fund; such that each Matching VIX Fund has exposure intended to approximate its applicable VIX Futures Index at the time of its NAV calculation. The VIX Futures Indexes track the performance of VIX futures contracts; they do not track the performance of the CBOE VIX, and the Matching VIX Funds should not be expected to match the performance of the VIX.

The Geared Funds

Investment Objectives of the “Short” Funds

Each “Short” Fund, other than the ProShares Short VIX Short-Term Futures ETF, seeks daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If a Short Fund, other than the ProShares Short VIX Short-Term Futures ETF, is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately as much on a percentage basis as its corresponding benchmark when the benchmark declines. Conversely, its value on a given day, before fees and expenses, should lose approximately as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each Short Fund will acquire short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Short Fund’s benchmark, such that each Short Fund, other than the ProShares Short VIX Short-Term Futures ETF, has exposure intended to approximate the inverse (-1x) of its corresponding benchmark at the time of its NAV calculation.

The ProShares Short VIX Short-Term Futures ETF seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of its benchmark. If the ProShares Short VIX Short-Term Futures ETF is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately one-half as much on a percentage basis as its corresponding benchmark when the benchmark declines. Conversely, its value on a given day, before fees and expenses, should lose approximately one-half as much on a percentage basis as the corresponding benchmark when the benchmark rises. The ProShares Short VIX Short-Term Futures ETF will acquire short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the ProShares Short VIX Short-Term Futures ETF benchmark, such that the Fund has exposure intended to approximate the one-half inverse (-0.5x) of its corresponding benchmark at the time of its NAV calculation. The Fund is benchmarked to the S&P VIX Short-Term Futures Index, an investable index of VIX futures contracts. The Fund is not benchmarked to the VIX.

Investment Objectives of the “UltraShort” Funds

Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraShort Fund is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately two times as much on a percentage basis as its corresponding benchmark when the benchmark declines. Conversely, its value on a given day, before fees and expenses, should lose approximately two times as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each UltraShort Fund acquires short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraShort Fund’s benchmark, such that each UltraShort Fund has exposure intended to approximate two times the inverse (-2x) of its corresponding benchmark at the time of its NAV calculation.

Investment Objectives of the “Ultra” Funds

Each “Ultra” Fund, other than the ProShares Ultra VIX Short-Term Futures ETF, seeks daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of its corresponding benchmark. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an Ultra Fund, other than the ProShares Ultra VIX Short-Term Futures ETF, is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately two times as much on a percentage basis as its corresponding benchmark when the benchmark rises. Conversely, its value on a given day, before fees and expenses, should lose approximately two times as much on a percentage basis as the corresponding benchmark when the benchmark declines. Each Ultra Fund, other than the ProShares Ultra VIX Short-Term Futures ETF, acquires long exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Ultra Fund’s benchmark such that each Ultra Fund, other than the ProShares Ultra VIX Short-Term Futures ETF, has exposure intended to approximate two times (2x) its corresponding benchmark at the time of its NAV calculation.

The ProShares Ultra VIX Short-Term Futures ETF seeks daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of its corresponding benchmark. If the ProShares Ultra VIX Short-Term Futures ETF is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately one and one-half times as much on a percentage basis as its corresponding benchmark when the benchmark rises. Conversely, its value on a given day, before fees and expenses, should lose approximately one and one-half times as much on a percentage basis as the corresponding benchmark when the benchmark declines. The ProShares Ultra VIX Short-Term Futures ETF acquires long exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the ProShares Ultra VIX Short-Term Futures ETF benchmark such that the Fund has exposure intended to approximate one and one-half times (1.5x) its corresponding benchmark at the time of its NAV calculation. The Fund is benchmarked to the S&P VIX Short-Term Futures Index, an investable index of VIX futures contracts. The Fund is not benchmarked to the VIX.

Investment Objectives of the “UltraPro” Funds

The UltraPro Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the performance of its corresponding Benchmark. The UltraPro Fund does not seek to achieve its stated objective over a period greater than a single day. A “single day” is measured from the time the UltraPro Fund calculates its NAV to the time of the Fund’s next NAV calculation. If the UltraPro Fund is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately three times as much on a percentage basis as the level of the Benchmark when the Benchmark rises. Conversely, its value on a given day, before fees and expenses, should lose approximately three times as much on a percentage basis as the level of the Benchmark when the Benchmark declines. The UltraPro Fund acquires long exposure through any one of or combinations of Financial Instruments, including Financial Instruments applicable to the UltraPro Fund; such that the Fund has exposure intended to approximate three times (3x) the Benchmark at the time of its NAV calculation.

The UltraPro Short Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the performance of the Benchmark. The UltraPro Short Fund does not seek to achieve its stated objectives over a period greater than a single day. A “single day” is measured from the time the UltraPro Short Fund calculates its NAV to the time of the Fund’s next NAV calculation. If the Fund is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately three times as much on a percentage basis as the level of the Benchmark when the Benchmark declines. Conversely, its value on a given day, before fees and expenses, should lose approximately three times as much on a percentage basis as the level of the Benchmark when the Benchmark rises. The UltraPro Short Fund acquires inverse exposure through any one of or combinations of Financial Instruments, including Financial Instruments applicable to the UltraPro Short Fund; such that the UltraPro Short Fund has exposure intended to approximate three times the inverse (-3x) of the Benchmark at the time of its NAV calculation.

The corresponding benchmark for each Fund is listed below:

ProShares VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF: The S&P 500 VIX Short-Term Futures Index. The S&P 500 VIX Short-Term Futures Index seeks to offer exposure to market volatility through publicly traded futures markets and is designed to measure the return from a rolling long position in the first and second month VIX futures contracts.

ProShares VIX Mid-Term Futures ETF: The S&P 500 VIX Mid-Term Futures Index. The S&P 500 VIX Mid-Term Futures Index seeks to offer exposure to market volatility through publicly traded futures markets and is designed to measure the return from a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts.

ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF: The Bloomberg WTI Crude Oil SubindexSM. The Bloomberg WTI Crude Oil Subindex is designed to track crude oil futures prices.

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

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of Financial Instruments the Sponsor believes, in combination, should produce daily returns consistent with a Fund’s objective. The Funds are not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market conditions with a view toward obtaining positive results under all market conditions). Each Fund seeks to remain fully invested at all times in Financial Instruments and money market instruments that, in combination, provide exposure to its underlying benchmark consistent with its investment objective without regard to market conditions, trends or direction.

Certain of the Funds may obtain exposure through Financial Instruments to a representative sample of the components in its underlying index, which have aggregate characteristics similar to those of the underlying benchmark. This “sampling” process typically involves selecting a representative sample of components in the benchmark principally to enhance liquidity and reduce transaction costs while seeking to maintain high correlation with, and similar aggregate characteristics (e.g., underlying commodities and valuations) to, the underlying benchmark. In addition, the Funds may obtain exposure to components not included in the underlying benchmark invest in assets that are not included in the underlying benchmark or may overweight or underweight certain components contained in the underlying benchmark. For further discussion of the Financial Instruments, see “Information about Financial Instruments and Commodities Markets” below.

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

Each Fund that invests in swaps generally collateralizes the swap agreements with cash and/or certain securities. Collateral posted in connection with OTC derivative transactions is generally held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Fund. The counterparty also may collateralize the OTC swap agreements with cash and/or certain securities, which collateral is typically held for the benefit of the Fund in a segregated tri-party account at a third party custodian. In the event of a default by the counterparty, and the Fund is owed money in the OTC swap transaction, such Fund will seek withdrawal of this collateral from the segregated account and may incur certain costs exercising its right with respect to the collateral. These Funds remain subject to credit risk with respect to the amount it expects to receive from counterparties.

The Funds have sought to mitigate these risks in connection with the OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however there are no limitations on the percentage of its assets each Fund may invest in swap agreements with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

The counterparty risk for cleared derivative transactions is generally lower than for OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a particular underlying asset at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity or currency are generally available for various amounts and maturities and subject to individual negotiation between the parties involved. Moreover, there is generally no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity or currency. The primary risks associated with the use of forward contracts arise from the inability of the counterparty to perform.

Each Fund that invests in forward contracts generally collateralizes the OTC forward contracts with cash and/or certain securities. Such collateral is generally held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Fund. The counterparty also may collateralize the OTC forward contracts with cash and/or certain securities, which collateral is typically held for the benefit of the Fund in a segregated tri-party account at a third party custodian. In the event of a default by the counterparty, and the Fund is owed money in the OTC forward transaction, such Fund will seek withdrawal of this collateral from the segregated account and may incur certain costs exercising its right with respect to the collateral. These Funds remain subject to credit risk with respect to the amount it expects to receive from OTC counterparties.

The Funds have sought to mitigate these risks with respect to OTC forwards by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however, there are no limitations on the percentage of its assets each Fund may invest in forward contracts with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. Forward contracts have traditionally not been cleared or guaranteed by a third party. However, the Dodd-Frank Act provides for significant reforms of OTC derivatives markets. As a result of the Dodd-Frank Act, the CFTC now regulates non- deliverable forwards (including deliverable forwards where the parties do not take delivery). Certain non-deliverable forward contracts, such as non-deliverable foreign exchange forwards, may be subject to regulation as swap agreements, including mandatory clearing. All foreign exchange forwards, including non-deliverable foreign exchange forwards as well as physically settled foreign exchange forwards, are subject to new reporting requirements. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements.

Commercial banks participating in trading OTC foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many OTC market participants in foreign exchange trading have begun to require that their counterparties post margin.

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of commodity at a specified time and place or alternatively, may call for cash settlement as is the case with VIX futures contracts. Futures contracts are traded on a wide variety of commodities, including bonds, interest rates, agricultural products, stock indexes, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. Each Fund generally deposits cash with a Futures Commission Merchant (“FCM”) for its open positions in futures contracts, which may, in turn, transfer such deposits to the clearing house to protect the clearing house against non-payment by the Fund. The clearing house becomes substituted for each counterparty to a futures contract, and in effect, guarantees performance. In addition, the FCM may require the Funds to deposit collateral in excess of the clearing house’s margin requirements for the FCM’s own protection.

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

Description of the Bloomberg Commodity Index SM and its Sub-Indexes

Overview of the Bloomberg Family of Indices

Bloomberg WTI Crude Oil SubindexSM

ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil are designed to correspond, before fees and expenses, to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of the Bloomberg WTI Crude Oil

SubindexSM, a sub-index of the Bloomberg Commodity Index. ProShares UltraPro Short 3x Crude Oil ETF and ProShares UltraPro 3x Crude Oil ETF are designed to correspond, before fees and expenses, to three times the inverse (-3x) or three times (3x), respectively, of the daily performance of the Bloomberg WTl Crude Oil SubindexSM, a sub-index of the Bloomberg Commodity Index. The Bloomberg WTI Crude Oil SubindexSM is intended to reflect the performance of crude oil as measured by the price of futures contracts of West Texas Intermediate sweet, light crude oil traded on the NYMEX, including the impact of rolling, without regard to income earned on cash positions. The performance of the crude oil futures market is normally very different than the performance of the physical crude oil market (e.g., the price of crude oil at port). See “Item 1A. Risk Factors. The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not directly linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K.

The Bloomberg WTI Crude Oil SubindexSM is based on the Crude Oil component of the Bloomberg Commodity Index, which is described above under “Bloomberg Commodity IndexSM,” and tracks what is known as a rolling futures position. The roll occurs over a period of five Bloomberg business days in certain months according to a pre-determined schedule, generally beginning on the sixth business day of the month and ending on the tenth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The exact roll methodology differs between certain commodities. The Bloomberg WTI Crude Oil SubindexSM will reflect the performance of its underlying crude oil futures contracts, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

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

The Bloomberg Natural Gas SubindexSM is based on the Natural Gas component of the Bloomberg Commodity Index, which is described above under “Bloomberg Commodity IndexSM,” and tracks what is known as a rolling futures position. The roll occurs over a period of five Bloomberg Commodity Index business days in certain months according to a pre-determined schedule, generally beginning on the sixth business day of the month and ending on the tenth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The exact roll methodology differs between certain commodities. The index will reflect the performance of its underlying natural gas contracts, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

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

Description of the Commodity Benchmarks

Gold

ProShares UltraShort Gold and ProShares Ultra Gold are designed to correspond, before fees and expenses, to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

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

ALL REFERENCES TO LBMA GOLD PRICE AM ARE USED WITH THE PERMISSION OF ICE BENCHMARK ADMINISTRATION LIMITED AND HAVE BEEN PROVIDED FOR INFORMATIONAL PURPOSES ONLY. ICE BENCHMARK ADMINISTRATION LIMITED ACCEPTS NO LIABILITY OR RESPONSIBILITY FOR THE ACCURACY OF THE PRICES OR THE UNDERLYING PRODUCT TO WHICH THE PRICES MAY BE REFERENCED.

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

Description of the Currencies Benchmarks

The Currency Funds are designed to correspond, before fees and expenses, to the inverse (-1), two times the inverse (-2x), or two times (2x) of the daily performance of the spot price of the applicable currency versus the U.S. dollar. The spot price of each currency is measured by the 4:00 p.m. (Eastern Time) spot prices as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency. The Currency Funds do not necessarily directly or physically hold the underlying currency and will instead seek exposure through the use of certain Financial Instruments whose value is based on the price of the underlying currency to pursue its investment objective.

Australian Dollar

ProShares UltraShort Australian Dollar is designed to correspond, before fees and expenses, to two times the inverse (-2x) of the daily performance of the Australian dollar spot price versus the U.S. dollar, respectively. This Fund uses the 4:00 p.m. (Eastern Time) Australian dollar/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

Euro

ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro are designed to correspond, before fees and expenses, to the inverse (-1), two times the inverse (-2x), or two times (2x) of the daily performance of the euro spot price versus the U.S. dollar, respectively. These Funds use the 4:00 p.m. (Eastern Time) euro/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2018, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, Spain and the Vatican City.

Although the European countries that have adopted the euro are members of the European Union (“EU”), the United Kingdom, Denmark and Sweden are EU members that have not adopted the euro as their national currency.

Japanese Yen

ProShares UltraShort Yen and ProShares Ultra Yen are designed to correspond, before fees and expenses, to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of the Japanese yen spot price versus the U.S. dollar. These Funds use the 4:00 p.m. (Eastern Time) Japanese yen/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on December 31, 2018, the VIX was 25.42 and the price of the January 2019 VIX futures contracts expiring on January 16, 2019 was 24.18. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from December 31, 2018 to January 16, 2019) of the S&P 500 and the March VIX futures contracts represented forward implied volatility (the volatility expected for the period from January 16, 2019 to February 13, 2019 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non- mechanical process that factor in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2018, the S&P 500 included companies with capitalizations between $2.3 billion and $785 billion. The average capitalization of the companies comprising the Index was approximately $43.7 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

Authorized Participants pay a fixed transaction fee of up to $250 in connection with each order to create or redeem a Creation Unit in order to compensate The Bank of New York Mellon (“BNY Mellon”), as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Funds of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

The form of Authorized Participant Agreement and the related Authorized Participant Handbook set forth the procedures for the creation and redemption of Creation Units and for the payment of cash required for such creations and redemptions. The Sponsor may delegate its duties and obligations under the form of Authorized Participant Agreement to SEI Investments Distribution Co. (“SEI”) or BNY Mellon, in its capacity as the Administrator, without consent from any shareholder or Authorized Participant. The form of Authorized Participant Agreement and the related procedures attached thereto may be amended by the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who purchase Creation Units from a Fund receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Fund, and no such person has any obligation or responsibility to the Sponsor or the Fund to affect any sale or resale of Shares.

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

Creation and Redemption Transaction Fee

To compensate BNY Mellon for services in processing the creation and redemption of Creation Units and to offset some or all of the transaction costs, an Authorized Participant may be required to pay a fixed transaction fee to BNY Mellon of up to $250 per order to create or redeem Creation Units and may pay a variable transaction fee to a Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of a Creation Unit. An order may include multiple Creation Units. The transaction fee(s) may be reduced, increased or otherwise changed by the Sponsor at its sole discretion.

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

Fund	NAV Calculation Time
ProShares UltraShort Silver and ProShares Ultra Silver	7:00 a.m. (Eastern Time)	*
ProShares UltraShort Gold and ProShares Ultra Gold	10:00 a.m. (Eastern Time)	*
ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil	2:30 p.m. (Eastern Time)
ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF	2:30 p.m. (Eastern Time)
ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas	2:30 p.m. (Eastern Time)
ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro	4:00 p.m. (Eastern Time)
ProShares UltraShort Australian Dollar	4:00 p.m. (Eastern Time)
ProShares UltraShort Yen and ProShares Ultra Yen	4:00 p.m. (Eastern Time)
ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF	4:15 p.m. (Eastern Time)
ProShares VIX Mid-Term Futures ETF	4:15 p.m. (Eastern Time)

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

Indicative Optimized Portfolio Value (“IOPV”)

The IOPV is an indicator of the value of a Fund’s net assets at the time the IOPV is disseminated. The IOPV is calculated and disseminated every 15 seconds throughout the trading day. The IOPV is generally calculated using the prior day’s closing net assets of a Fund as a base and updating throughout the trading day changes in the value of the Financial Instruments held by a Fund. The IOPV should not be viewed as an actual real time update of the NAV because NAV is calculated only once at the end of each trading day. The IOPV also should not be viewed as a precise value of the Shares. Neither the Funds nor the Sponsor are liable for any errors in the calculation of the IOPV or any failure to disseminate IOPV.

The NYSE Arca disseminates the IOPV. In addition, the IOPV is published on the NYSE Arca’s website and is available through on- line information services such as Bloomberg Finance L.P. and/or Reuters.

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

Other Transaction Costs

The Funds bear other transaction costs including the effects of trading spreads and financing costs/fees, if any, associated with the use of Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed- income or similar securities (such as shares of money market funds and collateralized repurchase agreements).

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

•

The term “Geared Fund” refers to ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro Short 3x Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen, and each Geared VIX Fund;

•	The term “Natural Gas Fund” refers to ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas;

•	The term “Oil Fund” refers to ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares UltraPro 3x Short Crude Oil ETF, and ProShares Ultra Bloomberg Crude Oil;

•	The term “Precious Metal Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver; and

•	The term “Currency Fund” refers to ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Euro and ProShares Ultra Yen.

Risks Specific to the Geared Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Geared Funds.

Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than a single day will likely differ in amount and possibly even direction from the Geared Fund multiple times the benchmark return for the period.

Each of the Geared Funds is “geared” in the sense that each has an investment objective to correspond, before fees and expenses, to the one-half inverse (e.g., -0.5x), inverse (e.g., -1x), an inverse multiple (e.g., -2x, 3x), or a multiple (e.g., 1.5x, 2x, 3x), of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half inverse (e.g., -0.5x), the inverse (-1x), one and one-half times (1.5x), two times the inverse (-2x) , three times the inverse (-3x), two times (2x) or three times (3x) the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time regardless of the performance of an underlying benchmark, as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark.

A Geared Fund will lose money if the Index’s performance is flat over time, and it is possible for a Geared Fund to lose money over time regardless of the performance of the Index, as a result of daily rebalancing, the Index’s volatility, compounding and other factors. Longer holding periods, higher index volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect performance, especially during periods of high volatility. Volatility has a negative impact on Geared Fund performance and the volatility of the Index may be at least as important to a Geared Fund’s return for a period as the return of the Index.

Each Ultra or UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of an Ultra Fund with a 1.5x multiple should be approximately one and one-half times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of a Short Fund is designed to return either one-half the inverse (-0.5x) or the inverse (-1x) of the return, that would be expected of a fund with an objective of matching the same benchmark. Each UltraPro or UltraPro Short Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an UltraPro Fund with a 3x multiple should be approximately three times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of an UltraPro Short Fund is designed to return the inverse (-3x) or three times the inverse (-3x) of the return, respectively, that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The daily return of an UltraShort or UltraPro Short Fund is designed to return two times the inverse (-2x) or three times the inverse (-3x) of the return, respectively, that would be expected of a fund with an objective of matching the same benchmark. The daily return of an UltraPro Fund is designed to return three times (3x) the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

	Benchmark XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	97.00	-3.00%	-6.00%	94.00
Day 2	99.91	3.00%	6.00%	99.64
Day 3	96.91	-3.00%	-6.00%	93.66
Day 4	99.82	3.00%	6.00%	99.28
Day 5	96.83	-3.00%	-6.00%	93.32
Day 6	99.73	3.00%	6.00%	98.92
Day 7	96.74	-3.00%	-6.00%	92.99

Total Return		-3.26%	-7.01%

Similarly, in another example (showing an overall benchmark gain for the period), over the entire seven-day period, the fund’s total return is considerably less than double that of the period return of the benchmark. For the seven-day period, benchmark XYZ gained 2.72% while fund XYZ gained 4.86% (versus 5.44% (or 2 x 2.72%)).

	Benchmark XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	103.00	3.00%	6.00%	106.00
Day 2	99.91	-3.00%	-6.00%	99.64
Day 3	102.91	3.00%	6.00%	105.62
Day 4	99.82	-3.00%	-6.00%	99.28
Day 5	102.81	3.00%	6.00%	105.24
Day 6	99.73	-3.00%	-6.00%	98.92
Day 7	102.72	3.00%	6.00%	104.86

Total Return		-2.72%	4.86%

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

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-0.5x, -1x, -2x, -3x, 1.5x, 2x or 3x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the fund’s performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 73%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

The graph above shows a scenario where the index, which exhibits day-to-day volatility, is flat or trendless over the year (i.e., begins and ends the year at 0%), but the Short Fund (-0.5x) is down.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is up over the year, but the Short Fund (-0.5x) is down more than one-half the inverse of the benchmark.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is down over the year, but the Short Fund (-0.5x) is up less than one-half the inverse of the benchmark.

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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 8.40% to 72.62%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2018
S&P 500 VIX Short-Term Futures Index	SPVXSPID	72.62%
S&P 500 VIX Mid-Term Futures Index	SPVXMPID	32.53%
Bloomberg WTI Crude Oil SubindexSM	BCOMCL	35.20%
Bloomberg Natural Gas SubindexSM	BCOMNG	40.95%
The daily performance of gold bullion as measured by the US dollar LBMA Gold Price	GOLDLNPM	13.03%
The daily performance of silver bullion as measured by the London Silver Price	SLVRLN	21.88%
The US dollar price of the euro	USDEUR	8.40%
The US dollar price of the Japanese yen	USDJPY	8.83%
The US dollar price of the Australian dollar	USDAUD	9.61%

The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-0.5x, -1x, -2x, -3x, 1.5x, 2x or 3x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than that shown. The tables below show examples in which a Geared Fund has an investment objective to correspond, before fees and expenses, to one-half the inverse (-0.5x), the inverse (-1), two times the inverse (-2x), two times (2x), one and one-half times (1.5x), three times the inverse (-3x) or three times (3x) the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the tables below show, with a benchmark volatility of 40%, such a fund would return 3.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results For a single day, Before Fees and Expenses, that Correspond to One-Half the Inverse (-0.5x) of the Daily Performance of an Index.

		Index Volatility
One Year Index Performance	One-Half the Inverse (-0.5x) One Year Index Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	30%	58.1%	58.0%	57.5%	56.8%	55.8%	54.5%	52.9%	51.0%	48.9%	46.6%	44.0%	41.2%	38.1%	34.9%	31.6%
-55%	28%	49.1%	48.9%	48.5%	47.8%	46.9%	45.6%	44.1%	42.4%	40.4%	38.2%	35.7%	33.1%	30.2%	27.2%	24.0%
-50%	25%	41.4%	41.3%	40.9%	40.2%	39.3%	38.1%	36.7%	35.1%	33.2%	31.1%	28.8%	26.3%	23.6%	20.7%	17.7%
-45%	23%	34.8%	34.7%	34.3%	33.7%	32.8%	31.7%	30.4%	28.8%	27.0%	25.0%	22.8%	20.4%	17.8%	15.1%	12.2%
-40%	20%	29.1%	29.0%	28.6%	28.0%	27.2%	26.1%	24.8%	23.3%	21.6%	19.7%	17.5%	15.3%	12.8%	10.2%	7.4%
-35%	18%	24.0%	23.9%	23.6%	23.0%	22.2%	21.2%	19.9%	18.5%	16.8%	15.0%	12.9%	10.7%	8.4%	5.9%	3.2%
-30%	15%	19.5%	19.4%	19.1%	18.5%	17.7%	16.8%	15.6%	14.2%	12.6%	10.8%	8.8%	6.7%	4.4%	2.0%	-0.5%
-25%	13%	15.5%	15.4%	15.0%	14.5%	13.8%	12.8%	11.6%	10.3%	8.7%	7.0%	5.1%	3.1%	0.9%	-1.4%	-3.9%
-20%	10%	11.8%	11.7%	11.4%	10.9%	10.1%	9.2%	8.1%	6.8%	5.3%	3.6%	1.8%	-0.2%	-2.3%	-4.6%	-7.0%
-15%	8%	8.5%	8.4%	8.1%	7.6%	6.9%	6.0%	4.9%	3.6%	2.1%	0.5%	-1.2%	-3.2%	-5.2%	-7.4%	-9.7%
-10%	5%	5.4%	5.3%	5.0%	4.5%	3.8%	3.0%	1.9%	0.7%	-0.7%	-2.3%	-4.0%	-5.9%	-7.9%	-10.0%	-12.3%
-5%	3%	2.6%	2.5%	2.2%	1.7%	1.1%	0.2%	-0.8%	-2.0%	-3.4%	-4.9%	-6.6%	-8.4%	-10.4%	-12.4%	-14.6%
0%	0%	0.0%	-0.1%	-0.4%	-0.8%	-1.5%	-2.3%	-3.3%	-4.5%	-5.8%	-7.3%	-8.9%	-10.7%	-12.6%	-14.7%	-16.8%
5%	-3%	-2.4%	-2.5%	-2.8%	-3.2%	-3.9%	-4.7%	-5.6%	-6.8%	-8.1%	-9.5%	-11.1%	-12.9%	-14.7%	-16.7%	-18.8%
10%	-5%	-4.7%	-4.7%	-5.0%	-5.5%	-6.1%	-6.9%	-7.8%	-8.9%	-10.2%	-11.6%	-13.2%	-14.9%	-16.7%	-18.6%	-20.7%
15%	-8%	-6.7%	-6.8%	-7.1%	-7.5%	-8.1%	-8.9%	-9.8%	-10.9%	-12.2%	-13.6%	-15.1%	-16.7%	-18.5%	-20.4%	-22.4%
20%	-10%	-8.7%	-8.8%	-9.1%	-9.5%	-10.1%	-10.8%	-11.7%	-12.8%	-14.0%	-15.4%	-16.9%	-18.5%	-20.2%	-22.1%	-24.0%
25%	-13%	-10.6%	-10.6%	-10.9%	-11.3%	-11.9%	-12.6%	-13.5%	-14.6%	-15.8%	-17.1%	-18.6%	-20.1%	-21.9%	-23.7%	-25.6%
30%	-15%	-12.3%	-12.4%	-12.6%	-13.0%	-13.6%	-14.3%	-15.2%	-16.2%	-17.4%	-18.7%	-20.1%	-21.7%	-23.4%	-25.1%	-27.0%
35%	-18%	-13.9%	-14.0%	-14.3%	-14.7%	-15.2%	-15.9%	-16.8%	-17.8%	-18.9%	-20.2%	-21.6%	-23.2%	-24.8%	-26.5%	-28.4%
40%	-20%	-15.5%	-15.6%	-15.8%	-16.2%	-16.7%	-17.4%	-18.3%	-19.3%	-20.4%	-21.7%	-23.0%	-24.5%	-26.2%	-27.9%	-29.7%
45%	-23%	-17.0%	-17.0%	-17.3%	-17.7%	-18.2%	-18.9%	-19.7%	-20.7%	-21.8%	-23.0%	-24.4%	-25.9%	-27.4%	-29.1%	-30.9%
50%	-25%	-18.4%	-18.4%	-18.7%	-19.0%	-19.6%	-20.2%	-21.1%	-22.0%	-23.1%	-24.3%	-25.7%	-27.1%	-28.7%	-30.3%	-32.1%
55%	-28%	-19.7%	-19.8%	-20.0%	-20.4%	-20.9%	-21.5%	-22.3%	-23.3%	-24.4%	-25.6%	-26.9%	-28.3%	-29.8%	-31.4%	-33.2%
60%	-30%	-20.9%	-21.0%	-21.2%	-21.6%	-22.1%	-22.8%	-23.6%	-24.5%	-25.5%	-26.7%	-28.0%	-29.4%	-30.9%	-32.5%	-34.2%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to the Inverse (-1x) of the Daily Performance of a Benchmark.

		Benchmark Volatility
One Year Benchmark Performance	Inverse(-1x) of One Year Benchmark Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	60%	150.0%	149.4%	147.5%	144.4%	140.2%	134.9%	128.5%	121.2%	113.0%	104.2%	94.7%	84.7%	74.4%	63.9%	53.2%
-55%	55%	122.2%	121.7%	120.0%	117.3%	113.5%	108.8%	103.1%	96.6%	89.4%	81.5%	73.1%	64.2%	55.0%	45.6%	36.1%
-50%	50%	100.0%	99.5%	98.0%	95.6%	92.2%	87.9%	82.8%	76.9%	70.4%	63.3%	55.8%	47.8%	39.5%	31.1%	22.5%
-45%	45%	81.8%	81.4%	80.0%	77.8%	74.7%	70.8%	66.2%	60.9%	54.9%	48.5%	41.6%	34.4%	26.9%	19.2%	11.4%
-40%	40%	66.7%	66.3%	65.0%	63.0%	60.1%	56.6%	52.3%	47.5%	42.0%	36.1%	29.8%	23.2%	16.3%	9.2%	2.1%
-35%	35%	53.8%	53.5%	52.3%	50.4%	47.8%	44.5%	40.6%	36.1%	31.1%	25.6%	19.8%	13.7%	7.3%	0.8%	-5.7%
-30%	30%	42.9%	42.5%	41.4%	39.7%	37.3%	34.2%	30.6%	26.4%	21.7%	16.7%	11.3%	5.6%	-0.3%	-6.4%	-12.5%
-25%	25%	33.3%	33.0%	32.0%	30.4%	28.1%	25.3%	21.9%	18.0%	13.6%	8.9%	3.8%	-1.5%	-7.0%	-12.6%	-18.3%
-20%	20%	25.0%	24.7%	23.8%	22.2%	20.1%	17.4%	14.2%	10.6%	6.5%	2.1%	-2.6%	-7.6%	-12.8%	-18.1%	-23.4%
-15%	15%	17.6%	17.4%	16.5%	15.0%	13.0%	10.5%	7.5%	4.1%	0.3%	-3.9%	-8.4%	-13.1%	-17.9%	-22.9%	-27.9%
-10%	10%	11.1%	10.8%	10.0%	8.6%	6.8%	4.4%	1.5%	-1.7%	-5.3%	-9.3%	-13.5%	-17.9%	-22.5%	-27.2%	-31.9%
-5%	5%	5.3%	5.0%	4.2%	2.9%	1.1%	-1.1%	-3.8%	-6.9%	-10.3%	-14.0%	-18.0%	-22.2%	-26.6%	-31.0%	-35.5%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%	-34.5%	-38.7%
5%	-5%	-4.8%	-5.0%	-5.7%	-6.9%	-8.5%	-10.5%	-13.0%	-15.7%	-18.8%	-22.2%	-25.8%	-29.6%	-33.6%	-37.6%	-41.7%
10%	-10%	-9.1%	-9.3%	-10.0%	-11.1%	-12.7%	-14.6%	-16.9%	-19.6%	-22.5%	-25.8%	-29.2%	-32.8%	-36.6%	-40.4%	-44.3%
15%	-15%	-13.0%	-13.3%	-13.9%	-15.0%	-16.5%	-18.3%	-20.5%	-23.1%	-25.9%	-29.0%	-32.3%	-35.7%	-39.3%	-43.0%	-46.7%
20%	-20%	-16.7%	-16.9%	-17.5%	-18.5%	-19.9%	-21.7%	-23.8%	-26.3%	-29.0%	-31.9%	-35.1%	-38.4%	-41.9%	-45.4%	-48.9%
25%	-25%	-20.0%	-20.2%	-20.8%	-21.8%	-23.1%	-24.8%	-26.9%	-29.2%	-31.8%	-34.7%	-37.7%	-40.9%	-44.2%	-47.6%	-51.0%
30%	-30%	-23.1%	-23.3%	-23.8%	-24.8%	-26.1%	-27.7%	-29.7%	-31.9%	-34.5%	-37.2%	-40.1%	-43.2%	-46.3%	-49.6%	-52.9%
35%	-35%	-25.9%	-26.1%	-26.7%	-27.6%	-28.8%	-30.4%	-32.3%	-34.5%	-36.9%	-39.5%	-42.3%	-45.3%	-48.3%	-51.5%	-54.6%
40%	-40%	-28.6%	-28.7%	-29.3%	-30.2%	-31.4%	-32.9%	-34.7%	-36.8%	-39.1%	-41.7%	-44.4%	-47.2%	-50.2%	-53.2%	-56.2%
45%	-45%	-31.0%	-31.2%	-31.7%	-32.6%	-33.7%	-35.2%	-37.0%	-39.0%	-41.2%	-43.7%	-46.3%	-49.0%	-51.9%	-54.8%	-57.7%
50%	-50%	-33.3%	-33.5%	-34.0%	-34.8%	-35.9%	-37.4%	-39.1%	-41.0%	-43.2%	-45.6%	-48.1%	-50.7%	-53.5%	-56.3%	-59.2%
55%	-55%	-35.5%	-35.6%	-36.1%	-36.9%	-38.0%	-39.4%	-41.0%	-42.9%	-45.0%	-47.3%	-49.8%	-52.3%	-55.0%	-57.7%	-60.5%
60%	-60%	-37.5%	-37.7%	-38.1%	-38.9%	-40.0%	-41.3%	-42.9%	-44.7%	-46.7%	-49.0%	-51.3%	-53.8%	-56.4%	-59.0%	-61.7%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Two Times the Inverse (-2x) of the Daily Performance of a Benchmark.

		Benchmark Volatility
One Year Benchmark Performance	Two Times Inverse(-2x) of One Year Benchmark Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	120%	525.0%	520.3%	506.5%	484.2%	454.3%	418.1%	377.1%	332.8%	286.7%	240.4%	195.2%	152.2%	112.2%	76.0%	43.7%
-55%	110%	393.8%	390.1%	379.2%	361.6%	338.0%	309.4%	277.0%	242.0%	205.6%	169.0%	133.3%	99.3%	67.7%	39.0%	13.5%
-50%	100%	300.0%	297.0%	288.2%	273.9%	254.8%	231.6%	205.4%	177.0%	147.5%	117.9%	88.9%	61.4%	35.8%	12.6%	-8.0%
-45%	90%	230.6%	228.1%	220.8%	209.0%	193.2%	174.1%	152.4%	128.9%	104.6%	80.1%	56.2%	33.4%	12.3%	-6.9%	-24.0%
-40%	80%	177.8%	175.7%	169.6%	159.6%	146.4%	130.3%	112.0%	92.4%	71.9%	51.3%	31.2%	12.1%	-5.7%	-21.8%	-36.1%
-35%	70%	136.7%	134.9%	129.7%	121.2%	109.9%	96.2%	80.7%	63.9%	46.5%	28.9%	11.8%	-4.5%	-19.6%	-33.4%	-45.6%
-30%	60%	104.1%	102.6%	98.1%	90.8%	81.0%	69.2%	55.8%	41.3%	26.3%	11.2%	-3.6%	-17.6%	-30.7%	-42.5%	-53.1%
-25%	50%	77.8%	76.4%	72.5%	66.2%	57.7%	47.4%	35.7%	23.1%	10.0%	-3.2%	-16.0%	-28.3%	-39.6%	-49.9%	-59.1%
-20%	40%	56.3%	55.1%	51.6%	46.1%	38.6%	29.5%	19.3%	8.2%	-3.3%	-14.9%	-26.2%	-36.9%	-46.9%	-56.0%	-64.1%
-15%	30%	38.4%	37.4%	34.3%	29.4%	22.8%	14.7%	5.7%	-4.2%	-14.4%	-24.6%	-34.6%	-44.1%	-53.0%	-61.0%	-68.2%
-10%	20%	23.5%	22.5%	19.8%	15.4%	9.5%	2.3%	-5.8%	-14.5%	-23.6%	-32.8%	-41.7%	-50.2%	-58.1%	-65.2%	-71.6%
-5%	10%	10.8%	10.0%	7.5%	3.6%	-1.7%	-8.1%	-15.4%	-23.3%	-31.4%	-39.6%	-47.7%	-55.3%	-62.4%	-68.8%	-74.5%
0%	0%	0.0%	-0.7%	-3.0%	-6.5%	-11.3%	-17.1%	-23.7%	-30.8%	-38.1%	-45.5%	-52.8%	-59.6%	-66.0%	-71.8%	-77.0%
5%	-10%	-9.3%	-10.0%	-12.0%	-15.2%	-19.6%	-24.8%	-30.8%	-37.2%	-43.9%	-50.6%	-57.2%	-63.4%	-69.2%	-74.5%	-79.1%
10%	-20%	-17.4%	-18.0%	-19.8%	-22.7%	-26.7%	-31.5%	-36.9%	-42.8%	-48.9%	-55.0%	-61.0%	-66.7%	-71.9%	-76.7%	-81.0%
15%	-30%	-24.4%	-25.0%	-26.6%	-29.3%	-32.9%	-37.3%	-42.3%	-47.6%	-53.2%	-58.8%	-64.3%	-69.5%	-74.3%	-78.7%	-82.6%
20%	-40%	-30.6%	-31.1%	-32.6%	-35.1%	-38.4%	-42.4%	-47.0%	-51.9%	-57.0%	-62.2%	-67.2%	-72.0%	-76.4%	-80.4%	-84.0%
25%	-50%	-36.0%	-36.5%	-37.9%	-40.2%	-43.2%	-46.9%	-51.1%	-55.7%	-60.4%	-65.1%	-69.8%	-74.2%	-78.3%	-82.0%	-85.3%
30%	-60%	-40.8%	-41.3%	-42.6%	-44.7%	-47.5%	-50.9%	-54.8%	-59.0%	-63.4%	-67.8%	-72.0%	-76.1%	-79.9%	-83.3%	-86.4%
35%	-70%	-45.1%	-45.5%	-46.8%	-48.7%	-51.3%	-54.5%	-58.1%	-62.0%	-66.0%	-70.1%	-74.1%	-77.9%	-81.4%	-84.6%	-87.4%
40%	-80%	-49.0%	-49.4%	-50.5%	-52.3%	-54.7%	-57.7%	-61.1%	-64.7%	-68.4%	-72.2%	-75.9%	-79.4%	-82.7%	-85.6%	-88.3%
45%	-90%	-52.4%	-52.8%	-53.8%	-55.5%	-57.8%	-60.6%	-63.7%	-67.1%	-70.6%	-74.1%	-77.5%	-80.8%	-83.8%	-86.6%	-89.1%
50%	-100%	-55.6%	-55.9%	-56.9%	-58.5%	-60.6%	-63.2%	-66.1%	-69.2%	-72.5%	-75.8%	-79.0%	-82.1%	-84.9%	-87.5%	-89.8%
55%	-110%	-58.4%	-58.7%	-59.6%	-61.1%	-63.1%	-65.5%	-68.2%	-71.2%	-74.2%	-77.3%	-80.3%	-83.2%	-85.9%	-88.3%	-90.4%
60%	-120%	-60.9%	-61.2%	-62.1%	-63.5%	-65.4%	-67.6%	-70.2%	-73.0%	-75.8%	-78.7%	-81.5%	-84.2%	-86.7%	-89.0%	-91.0%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Result For a single day, Before Fees and Expenses, that Correspond to One and One-Half Times (1.5x) the Daily Performance of an Index.

		Index Volatility
One Year Index Performance	One and One-Half Times (1.5x) One Year Index Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	90%	-74.7%	-74.7%	-74.8%	-74.9%	-75.1%	-75.3%	-75.5%	-75.8%	-76.2%	-76.6%	-77.0%	-77.4%	-77.9%	-78.4%	-78.9%
-55%	83%	-69.8%	-69.8%	-69.9%	-70.1%	-70.3%	-70.5%	-70.8%	-71.2%	-71.6%	-72.0%	-72.5%	-73.1%	-73.6%	-74.2%	-74.9%
-50%	75%	-64.6%	-64.7%	-64.8%	-64.9%	-65.2%	-65.5%	-65.8%	-66.2%	-66.7%	-67.2%	-67.8%	-68.4%	-69.1%	-69.8%	-70.6%
-45%	68%	-59.2%	-59.2%	-59.4%	-59.6%	-59.8%	-60.2%	-60.6%	-61.0%	-61.6%	-62.2%	-62.9%	-63.6%	-64.4%	-65.2%	-66.1%
-40%	60%	-53.5%	-53.6%	-53.7%	-53.9%	-54.2%	-54.6%	-55.1%	-55.6%	-56.2%	-56.9%	-57.7%	-58.5%	-59.4%	-60.3%	-61.3%
-35%	53%	-47.6%	-47.6%	-47.8%	-48.0%	-48.4%	-48.8%	-49.3%	-49.9%	-50.6%	-51.4%	-52.3%	-53.2%	-54.2%	-55.3%	-56.4%
-30%	45%	-41.4%	-41.5%	-41.7%	-41.9%	-42.3%	-42.8%	-43.4%	-44.1%	-44.8%	-45.7%	-46.7%	-47.7%	-48.8%	-50.0%	-51.3%
-25%	38%	-35.0%	-35.1%	-35.3%	-35.6%	-36.0%	-36.6%	-37.2%	-38.0%	-38.8%	-39.8%	-40.9%	-42.0%	-43.3%	-44.6%	-46.0%
-20%	30%	-28.4%	-28.5%	-28.7%	-29.0%	-29.5%	-30.1%	-30.8%	-31.7%	-32.6%	-33.7%	-34.8%	-36.1%	-37.5%	-38.9%	-40.5%
-15%	23%	-21.6%	-21.7%	-21.9%	-22.3%	-22.8%	-23.4%	-24.2%	-25.2%	-26.2%	-27.4%	-28.6%	-30.0%	-31.5%	-33.1%	-34.8%
-10%	15%	-14.6%	-14.7%	-14.9%	-15.3%	-15.9%	-16.6%	-17.5%	-18.5%	-19.6%	-20.9%	-22.3%	-23.8%	-25.4%	-27.1%	-29.0%
-5%	8%	-7.4%	-7.5%	-7.8%	-8.2%	-8.8%	-9.6%	-10.5%	-11.6%	-12.8%	-14.2%	-15.7%	-17.3%	-19.1%	-21.0%	-22.9%
0%	0%	0.0%	-0.1%	-0.4%	-0.8%	-1.5%	-2.3%	-3.3%	-4.5%	-5.8%	-7.3%	-8.9%	-10.7%	-12.6%	-14.7%	-16.8%
5%	-8%	7.6%	7.5%	7.2%	6.7%	6.0%	5.1%	4.0%	2.8%	1.3%	-0.3%	-2.0%	-3.9%	-6.0%	-8.2%	-10.5%
10%	-15%	15.4%	15.3%	14.9%	14.4%	13.7%	12.7%	11.5%	10.2%	8.7%	6.9%	5.0%	3.0%	0.8%	-1.5%	-4.0%
15%	-23%	23.3%	23.2%	22.9%	22.3%	21.5%	20.5%	19.2%	17.8%	16.1%	14.3%	12.3%	10.1%	7.7%	5.3%	2.6%
20%	-30%	31.5%	31.3%	31.0%	30.3%	29.5%	28.4%	27.1%	25.6%	23.8%	21.8%	19.7%	17.4%	14.9%	12.2%	9.4%
25%	-38%	39.8%	39.6%	39.2%	38.6%	37.7%	36.5%	35.1%	33.5%	31.6%	29.5%	27.2%	24.8%	22.1%	19.3%	16.3%
30%	-45%	48.2%	48.1%	47.7%	47.0%	46.0%	44.8%	43.3%	41.6%	39.6%	37.4%	35.0%	32.3%	29.5%	26.5%	23.3%
35%	-53%	56.9%	56.7%	56.3%	55.5%	54.5%	53.2%	51.7%	49.8%	47.7%	45.4%	42.8%	40.0%	37.0%	33.9%	30.5%
40%	-60%	65.7%	65.5%	65.0%	64.3%	63.2%	61.8%	60.2%	58.2%	56.0%	53.5%	50.8%	47.9%	44.7%	41.4%	37.8%
45%	-68%	74.6%	74.4%	73.9%	73.1%	72.0%	70.6%	68.8%	66.8%	64.4%	61.8%	59.0%	55.9%	52.6%	49.0%	45.3%
50%	-75%	83.7%	83.5%	83.0%	82.2%	81.0%	79.5%	77.6%	75.5%	73.0%	70.3%	67.3%	64.0%	60.5%	56.8%	52.9%
55%	-83%	93.0%	92.8%	92.3%	91.4%	90.1%	88.5%	86.6%	84.3%	81.7%	78.9%	75.7%	72.3%	68.6%	64.7%	60.6%
60%	-90%	102.4%	102.2%	101.6%	100.7%	99.4%	97.7%	95.7%	93.3%	90.6%	87.6%	84.3%	80.7%	76.8%	72.7%	68.4%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Two Times (2x) the Daily Performance of a Benchmark.

		Benchmark Volatility
One Year Benchmark Performance	Two Times (2x) One Year Benchmark Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	-120%	-84.0%	-84.0%	-84.2%	-84.4%	-84.6%	-85.0%	-85.4%	-85.8%	-86.4%	-86.9%	-87.5%	-88.2%	-88.8%	-89.5%	-90.2%
-55%	-110%	-79.8%	-79.8%	-80.0%	-80.2%	-80.5%	-81.0%	-81.5%	-82.1%	-82.7%	-83.5%	-84.2%	-85.0%	-85.9%	-86.7%	-87.6%
-50%	-100%	-75.0%	-75.1%	-75.2%	-75.6%	-76.0%	-76.5%	-77.2%	-77.9%	-78.7%	-79.6%	-80.5%	-81.5%	-82.6%	-83.6%	-84.7%
-45%	-90%	-69.8%	-69.8%	-70.1%	-70.4%	-70.9%	-71.6%	-72.4%	-73.2%	-74.2%	-75.3%	-76.4%	-77.6%	-78.9%	-80.2%	-81.5%
-40%	-80%	-64.0%	-64.1%	-64.4%	-64.8%	-65.4%	-66.2%	-67.1%	-68.2%	-69.3%	-70.6%	-72.0%	-73.4%	-74.9%	-76.4%	-77.9%
-35%	-70%	-57.8%	-57.9%	-58.2%	-58.7%	-59.4%	-60.3%	-61.4%	-62.6%	-64.0%	-65.5%	-67.1%	-68.8%	-70.5%	-72.3%	-74.1%
-30%	-60%	-51.0%	-51.1%	-51.5%	-52.1%	-52.9%	-54.0%	-55.2%	-56.6%	-58.2%	-60.0%	-61.8%	-63.8%	-65.8%	-67.9%	-70.0%
-25%	-50%	-43.8%	-43.9%	-44.3%	-45.0%	-46.0%	-47.2%	-48.6%	-50.2%	-52.1%	-54.1%	-56.2%	-58.4%	-60.8%	-63.1%	-65.5%
-20%	-40%	-36.0%	-36.2%	-36.6%	-37.4%	-38.5%	-39.9%	-41.5%	-43.4%	-45.5%	-47.7%	-50.2%	-52.7%	-55.3%	-58.1%	-60.8%
-15%	-30%	-27.8%	-27.9%	-28.5%	-29.4%	-30.6%	-32.1%	-34.0%	-36.1%	-38.4%	-41.0%	-43.7%	-46.6%	-49.6%	-52.6%	-55.7%
-10%	-20%	-19.0%	-19.2%	-19.8%	-20.8%	-22.2%	-23.9%	-26.0%	-28.3%	-31.0%	-33.8%	-36.9%	-40.1%	-43.5%	-46.9%	-50.4%
-5%	-10%	-9.8%	-10.0%	-10.6%	-11.8%	-13.3%	-15.2%	-17.5%	-20.2%	-23.1%	-26.3%	-29.7%	-33.3%	-37.0%	-40.8%	-44.7%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%	-34.5%	-38.7%
5%	10%	10.3%	10.0%	9.2%	7.8%	5.9%	3.6%	0.8%	-2.5%	-6.1%	-10.0%	-14.1%	-18.5%	-23.1%	-27.7%	-32.5%
10%	20%	21.0%	20.7%	19.8%	18.3%	16.3%	13.7%	10.6%	7.0%	3.1%	-1.2%	-5.8%	-10.6%	-15.6%	-20.7%	-25.9%
15%	30%	32.3%	31.9%	30.9%	29.3%	27.1%	24.2%	20.9%	17.0%	12.7%	8.0%	3.0%	-2.3%	-7.7%	-13.3%	-19.0%
20%	40%	44.0%	43.6%	42.6%	40.8%	38.4%	35.3%	31.6%	27.4%	22.7%	17.6%	12.1%	6.4%	0.5%	-5.6%	-11.8%
25%	50%	56.3%	55.9%	54.7%	52.8%	50.1%	46.8%	42.8%	38.2%	33.1%	27.6%	21.7%	15.5%	9.0%	2.4%	-4.3%
30%	60%	69.0%	68.6%	67.3%	65.2%	62.4%	58.8%	54.5%	49.5%	44.0%	38.0%	31.6%	24.9%	17.9%	10.8%	3.5%
35%	70%	82.3%	81.8%	80.4%	78.2%	75.1%	71.2%	66.6%	61.2%	55.3%	48.8%	41.9%	34.7%	27.2%	19.4%	11.7%
40%	80%	96.0%	95.5%	94.0%	91.6%	88.3%	84.1%	79.1%	73.4%	67.0%	60.1%	52.6%	44.8%	36.7%	28.5%	20.1%
45%	90%	110.3%	109.7%	108.2%	105.6%	102.0%	97.5%	92.2%	86.0%	79.2%	71.7%	63.7%	55.4%	46.7%	37.8%	28.8%
50%	100%	125.0%	124.4%	122.8%	120.0%	116.2%	111.4%	105.6%	99.1%	91.7%	83.8%	75.2%	66.3%	57.0%	47.5%	37.8%
55%	110%	140.3%	139.7%	137.9%	134.9%	130.8%	125.7%	119.6%	112.6%	104.7%	96.2%	87.1%	77.5%	67.6%	57.5%	47.2%
60%	120%	156.0%	155.4%	153.5%	150.3%	146.0%	140.5%	134.0%	126.5%	118.1%	109.1%	99.4%	89.2%	78.6%	67.8%	56.8%

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

Correlation Risks Specific to the Geared Funds.

In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or overexposed to the benchmarks may prevent such Geared Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closures, large movements of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Geared Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -0.5x, -1x, -2x, -3x, 1.5x, 2x, or 3x, as applicable) at the end of each day, and the likelihood of being materially under- or overexposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCMs, and may vary by FCM.

Each Geared Fund seeks to rebalance its portfolio on a daily basis. The time and manner in which a Geared Fund rebalances its portfolio may vary from day to day at the discretion of the Sponsor, depending upon market conditions and other circumstances. Unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancings. The effects of these trading costs have been estimated and included in the Breakeven Table.

For general correlation risks of the Funds, please see “Correlation Risks For All Funds.” below.

Intraday Price Performance Risk.

Each Geared Fund is typically rebalanced at or about the time of its NAV calculation time (which may be other than at the close of the U.S. equity markets). As such, the intraday position of the Geared Fund will generally be different from the Geared Fund’s stated daily investment objective (i.e., -0.5x, -1x, -2x, -3x, 1.5x, 2x, or 3x). When Shares are bought intraday, the performance of a Geared Fund’s Shares until the Fund’s next NAV calculation will generally be greater than or less than the Geared Fund’s stated daily inverse, inverse multiple or multiple.

The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

Each of the Geared Funds (except for the Short Euro Fund) utilizes leverage in seeking to achieve its respective investment objective and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions could result in the total loss of an investor’s investment, even within a single day. Even if held for only a single day, the Fund is highly vulnerable to sudden large changes in the daily movement of the Index.

For example, because the Ultra Funds and the UltraShort Funds offered hereby include a two times (2x) or a two times inverse (-2x) multiplier, a single-day movement in the benchmark for one of these Funds approaching 50% at any point in the day could result in the total loss or almost total loss of an investment in such Fund if that movement is contrary to the investment objective of the Fund. This would be the case with downward single-day or intraday movements in the underlying benchmark of an Ultra Fund or upward single day or intraday movements in the benchmark of an UltraShort Fund, even if the underlying benchmark maintains a level greater than zero at all times and even if the benchmark subsequently moves in an opposite direction, eliminating all or a portion of the prior adverse movement. It is not possible to predict when sudden large changes in the daily movement in an Index may occur.

Because the Oil Funds offered hereby include a three times (3x) or three times inverse (-3x) multiplier, a single-day movement in the benchmark for one of these Funds approaching 33% at any point in the day could result in the total loss or almost total loss of an investment in such Fund if that movement is contrary to the investment objective of the Fund. This would be the case with downward single-day or intraday movements in the benchmark in the case of the UltraPro 3x Fund or upward single day or intraday movements in the benchmark in the case of the UltraPro 3x Short Fund, even if the benchmark maintains a level greater than zero at all times and even if the benchmark subsequently moves in an opposite direction, eliminating all or a portion of the prior adverse movement.

A number of factors may have a negative impact on the price of commodities, such as oil, gold, silver and gas, and the price of Financial Instruments based on such commodities.

With regard to the Natural Gas Funds, the Precious Metals Funds and the Oil Funds, a number of factors may affect the price of these commodities and, in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

•

Significant increases or decreases in the available supply of a physical commodity due to natural or technological factors. Natural factors would include depletion of known cost-effective sources for natural gas, silver, gold or oil or the impact of severe weather or other natural events on the ability to produce or distribute the commodity. Technological factors, such as increases in availability created by new or improved extraction, refining and processing equipment and methods or decreases caused by failure or unavailability of major refining and processing equipment (for example, shutting down or constructing natural gas processing plants), also materially influence the supply of the commodity. General economic conditions in the world or in a major region, such as population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations may affect prices of underlying commodities.

•

In regard to the Oil Funds, the exploration and production of crude oil are uncertain processes with many risks. The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent operations or production of crude oil, including (1) unexpected drilling conditions, (2) pressure or irregularities in formations, (3) equipment failures or repairs, (4) fires or other accidents, (5) adverse weather conditions, (6) pipeline ruptures, spills or other supply disruptions, and (7) shortages or delays in the availability of extraction or delivery equipment.

•

Significant increases or decreases in the demand for natural gas, silver, gold or oil due to natural or technological factors. Natural factors would include such events as unusual climatological conditions impacting the demand for natural gas, silver, gold or oil. Technological factors may include such developments as substitutes or new uses for particular commodities.

•

A significant change in the attitude of speculators and investors towards natural gas, silver, gold or oil or in the hedging activities of commodity producers. Should the speculative community take a negative or positive view towards natural gas, silver, gold or oil, or if there is an increase or decrease in the level of hedge activity of commodity producing companies, countries and/or organizations, such action could cause a change in world prices of any given commodity.

•

Large purchases or sales of physical commodities by the official sector. Governments and large institutions have large commodities holdings or may establish major commodities positions. For example, a significant portion of the aggregate world precious metals holdings is owned by governments, central banks and related institutions. Similarly, nations with centralized or nationalized energy production organizations may control large physical quantities of certain commodities. The purchase or sale by one of these institutions in large amounts could potentially cause a change in prices for that commodity.

•

With regard to the Oil Funds, nations with centralized or nationalized oil production and organizations such as the Organization of Petroleum Exporting Countries (OPEC) control large physical qualities of crude oil. The purchase or sale by one of these institutions in large amounts could potentially cause a change in prices for that commodity. Tension between the governments of the United States and oil exporting nations, civil unrest and sabotage, the ability of members of OPEC to agree upon and maintain oil prices and production levels, and fluctuations in the reserve capacity of crude oil could impact future oil prices.

•

Political activity such as imposition of regulations or entry into trade treaties, as well as political disruptions caused by societal breakdown, insurrection, terrorism, sabotage and/or war may greatly influence prices of particular commodities.

•

With regard to the Natural Gas Funds, the demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and natural gas prices. The supply and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

•	The recent proliferation of commodity-linked products and their unknown effect on the commodity markets.

•

With regard to the Oil and Natural Gas Funds, competition from clean power companies, fluctuations in the supply and demand of alternative energy fuels, energy conservation, changes in consumer preferences regarding the use of renewable energy sources to replace fossil fuels, and tax and other government regulations can significantly affect the prices of oil and natural gas.

Each of these factors could have a negative impact on the value of the Funds. These factors interrelate in complex ways, and the effect of one factor on the market value of a Fund may offset or enhance the effect of another factor.

Risks Specific to the Currency Funds.

A number of factors may have a negative impact on the value of non-U.S. currencies and the value of Financial Instruments based on such currencies.

A number of factors may affect the value of non-U.S. currencies or the U.S. dollar and, in turn, Financial Instruments based on such non-U.S. currencies or the U.S. dollar. These factors include:

•	Debt level and trade deficit of the relevant foreign countries;

•	Inflation rates of the United States and the relevant foreign countries and investors’ expectations concerning inflation rates;

•	Interest rates of the United States and the relevant foreign countries and investors’ expectations concerning interest rates;

•	Investment and trading activities of mutual funds, hedge funds and other market participants;

•	Global or regional political, economic or financial events and situations;

•	Sovereign action to set or restrict currency conversion;

•	Monetary policies and other related activities of central banks within the U.S. and other relevant non-U.S. markets;

•	Overall growth and performance of the economies of the relevant countries; and

•

Non-U.S. financial markets may be closed on a day when U.S. domestic markets are open for trading. As a result, liquidity and/or pricing may be affected by the absence of trading in a specific currency.

In periods of financial turmoil, capital can move quickly out of countries or geographic regions that are perceived to be more vulnerable to the effects of the crisis than other countries or geographic regions, with sudden and severely adverse consequences to the currencies of those countries or geographic regions. Each of these factors could have a negative impact on the value of a Currency Fund. These factors interrelate in complex ways, and the effect of one factor on the market value of a Currency Fund may offset or enhance the effect of another factor. All of these factors are, in turn, sensitive to the monetary, fiscal and trade policies pursued by the relevant countries and those of other countries important to international trade and finance. In addition, information relating to non-U.S.countries or currencies may not be as well-known or as rapidly or thoroughly reported as information regarding the U.S. or the U.S. dollar.

The value of the Shares of the VIX Futures Fund relates directly to the value of, and realized gain or loss from, the Financial Instruments and other assets held by the Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in Shares of the VIX Futures Fund.

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

•

Economic, financial, political, regulatory, geographical, judicial and other events that affect the level of the Mid-Term VIX Futures Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivatives markets;

•	The level of margin requirements;

•	The position limits imposed by FCMs and swap counterparties;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500; and

•	The level of contango or backwardation in the VIX futures contract market.

These factors interrelate in complex ways, and the effect of one factor on the market value of the VIX Futures Fund may offset or enhance the effect of another factor.

The Natural Gas Funds are linked to an index comprised of natural gas futures contracts, and are not directly linked to the “spot” price of natural gas. Natural Gas futures contracts may perform very differently from the spot price of natural gas.

The benchmark used by each Natural Gas Fund is intended to reflect the performance of the prices of futures contracts on natural gas. The Natural Gas Funds are not directly linked to the “spot” price of natural gas. The price of a futures contract reflects the expected value of the commodity upon delivery in the future whereas the spot price of a commodity reflects the immediate delivery value of the commodity. While prices of swaps, futures contracts and other derivatives contracts on natural gas are related to the prices of an underlying cash market (i.e., the “spot market”), they have typically performed very differently from, and commonly underperform, the spot price of natural gas. This is primarily due to a variety of factors including the current (and future) expectations of storage costs, geopolitical risks, interest charges incurred to finance the purchase of the commodity, and expectations concerning supply and demand for the commodity. It is possible that during certain time periods the performance of different derivatives contracts may be substantially lower or higher than cash market prices for natural gas due to differences in derivatives contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivatives markets.

As a result, the Natural Gas Funds may underperform a similar investment that is linked to the “spot” price of natural gas.

The Oil Funds are linked to an index comprised of crude oil futures contracts, and are not directly linked to the “spot” price of crude oil. Oil futures contracts may perform very differently from the spot price of crude oil.

The benchmark used by each Oil Fund, the Bloomberg WTI Crude Oil SubindexSM (the “Oil Subindex”), is intended to reflect the performance of crude oil as measured by the price of West Texas Intermediate (“WTI”), sweet light crude oil futures contracts traded on the New York Mercantile Exchange (the “NYMEX”). The Oil Funds are not directly linked to the “spot” price of crude oil. The price of a futures contract reflects the expected value of the commodity upon delivery in the future, whereas the spot price of a commodity reflects the immediate delivery values of the commodity. While prices of futures contracts and other derivatives contracts on crude oil are related to the prices of an underlying cash market (i.e., the “spot” market), they may not be well correlated and have typically performed very differently from, and commonly underperform, the spot price of crude oil due to a variety of factors including the current (and future) expectations of storage costs, geopolitical risks, interest charges incurred to finance the purchase of the commodity, and expectations concerning supply and demand for the commodity. It is possible that during certain time periods derivatives contract prices may not be correlated to spot market prices and may be substantially lower or higher than spot market prices for oil due to differences in derivatives contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the spot or derivatives markets.

As a result, the Oil Funds may underperform a similar investment that is linked to the “spot” price of crude oil.

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

The value of the Shares of a VIX Futures Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by that Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in such Fund’s Shares.

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

•	Interest rates;

•	Inflation rates and investors’ expectations concerning inflation rates;

•	Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of the Mid-

•

Term VIX Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivatives markets;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500;

•	The level of contango or backwardation in the VIX futures contract market;

•	The position limits imposed by FCMs; and

•	The level of margin requirements.

Margin requirements for VIX futures contracts and position limits imposed by FCMs may limit the VIX Futures Fund’s ability to achieve sufficient exposure and prevent the Fund from achieving its investment objective.

The term “margin” refers to the minimum amount a Fund must deposit and maintain with its FCM in order to establish an open position in futures contracts. The minimum amount of margin required in connection with a particular futures contract is set by the exchange on which such contract is traded and is subject to change at any time during the term of the contract. Futures contracts are customarily bought and sold on margins that represent a percentage of the aggregate purchase or sales price of the contract.

When a Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or margin, they involve a high degree of leverage. If a Fund has insufficient cash to meet daily variation margin requirements, it might need to sell Financial Instruments at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of a Fund’s NAV.

VIX futures contracts have been subject to periods of sudden and extreme volatility. As a result, margin requirements for VIX futures contracts are higher than the margin requirements for most other types of futures contracts. In addition, the FCMs utilized by the Fund may impose margin requirements in addition to those imposed by the exchange. Margin requirements are subject to change, and may be raised in the future by either or both the exchange and the FCMs. High margin requirements could prevent the Fund from obtaining sufficient exposure to VIX futures contracts and may adversely affect the Fund’s ability to achieve its investment objective. An FCM’s failure to return required margin to the Fund on a timely basis may cause the Fund to delay redemption settlement dates and/or restrict, postpone or limit the right of redemption.

Futures contracts are subject to liquidity risk. Certain of the FCMs utilized by the Fund have imposed their own “position limits” on the Fund. Position limits restrict the amount of exposure to futures contracts the Fund can obtain through such FCMs. As a result, the Fund may need to transact through a number of FCMs to achieve its investment objective. If enough FCMs are not willing to transact with the Fund, or if the position limits imposed by such FCMs do not provide sufficient exposure, the Fund may not be able to achieve its investment objective.

Risks Related to All Funds

Correlation Risks for all Funds.

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell each Fund’s Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of the Financial Instruments held by a Fund and the performance of the corresponding benchmark; (3) bid-ask spreads on each Fund’s Financial Instruments; (4) fees, expenses, transaction costs, commissions, financing costs and margin requirements associated with the use of each Fund’s Financial Instruments; (5) holding or trading Financial Instruments in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or other valuation methodologies; (7) changes to a benchmark that are not disseminated in advance; (8) the need to conform a Fund’s Financial Instruments to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade; (10) accounting standards; (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of a benchmark, overweighting or underweighting certain components of a benchmark or obtaining exposure to assets that are not included in a benchmark; and (12) large movements of assets into and/or out of a Fund.

Each Geared Fund seeks to provide investment results that correspond, before fees and expenses, to the performance of, or a multiple of, the inverse or an inverse multiple the daily performance of a benchmark at all times, even during periods when the applicable benchmark is flat as well as when the benchmark is moving in a manner which causes the Fund’s NAV to decline, thereby causing losses to such Fund.

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

Certain of the Funds invest in or have exposure to futures contracts and are subject to risks related to “rolling” such futures contracts, which is the process by which a Fund closes out a futures position prior to its expiration month and purchases an identical futures contract with a later expiration date. The Funds do not intend to hold futures contracts through expiration, but instead intend to “roll” their respective positions as they approach expiration. The contractual obligations of a buyer or seller holding a futures contract to expiration may be satisfied by settling in cash as designated in the contract specifications. As explained further below, the price of futures contracts further from the expiration may be higher (a condition known as “contango”) or lower ( a condition known as “backwardation”), which can impact the Funds’ returns.

When the market for these futures contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is lower than the price of the more distant futures contract. This pattern of higher prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these futures contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the rolling process of the more nearby contract would take place at a price that is higher than the price of the more distant futures contract. This pattern of higher futures prices for shorter expiration futures contracts is referred to as “backwardation.” The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect the relevant Funds with long positions, and positively affect the Funds with short positions. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Funds with short positions and positively affect the Funds with long positions.

There have been extended periods in which contango or backwardation have existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. These extended periods have in the past, and may in the future, cause significant losses, and these periods can have as much or more impact over time than movements in the level of a Fund’s benchmark. Additionally, because of the frequency with which the Funds may roll futures contracts, the impact of such contango or backwardation on Fund performance may be greater than it would have been if the Funds rolled futures contracts less frequently.

The Precious Metals Funds do not hold gold or silver bullion. Rather, the Precious Metals Funds use Financial Instruments to gain exposure to gold and silver bullion. Using Financial Instruments to obtain exposure to gold or silver bullion may cause tracking error and subject the Precious Metals Funds to the effects of contango and backwardation as described herein.

Using Financial Instruments such as swaps, forwards and futures in an effort to replicate the inverse performance of gold or silver bullion may cause tracking error which is the divergence between the price behavior of a position and that of a benchmark. While prices of Financial Instruments are related to the prices of an underlying cash market, they may not be perfectly correlated and typically have performed differently. In addition, the use of forward or futures contracts exposes a Fund to risks associated with “rolling” as described herein (forward contracts are subject to the same risks as rolling futures contracts), including the possibility that contango or backwardation can occur. Gold and silver historically exhibit contango markets during most periods. Although the existence of historically prevalent contango markets would be expected to be beneficial to the Precious Metals Funds, there can be no assurance that such contango markets will always exist. Alternatively, the existence of backwardated markets would be expected to adversely impact the Precious Metals Funds.

Credit and liquidity risks associated with collateralized repurchase agreements.

A portion of each Fund’s assets may be held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements). These securities may be used for direct investment or serve as collateral for such Fund’s trading in Financial Instruments, as applicable, and may include collateralized repurchase agreements. Collateralized repurchase agreements involve an agreement to purchase a security and to sell that security back to the original seller at an agreed-upon price. The resale price reflects the purchase price plus an agreed- upon incremental amount which is unrelated to the coupon rate or maturity of the purchased security. As protection against the risk that the original seller will not fulfill its obligation, the buyer receives collateral marked-to-market daily, and maintained at a value at least equal to the sale price plus the accrued incremental amount. Although the collateralized repurchase agreements that the Funds enter into require that counterparties (which act as original sellers) over-collateralize the amount owed to a Fund with U.S. Treasury securities and/or agency securities, there is a risk that such collateral could decline in price at the same time that the counterparty defaults on its obligation to repurchase the security. If this occurs, a Fund may incur losses or delays in receiving proceeds. To minimize these risks, the Funds typically enter into transactions only with major global financial institutions.

Possible illiquid markets may exacerbate losses.

Financial Instruments cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption can also make it difficult to liquidate a position or find a swap or forward contract counterparty at a reasonable cost.

Market illiquidity may cause losses for the Funds. The large size of the positions which the Funds may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Instruments related to one benchmark, which in many cases is highly concentrated. Limits imposed by counterparties, exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some Financial Instruments.

It may not be possible to gain exposure to the benchmarks using exchange-traded Financial Instruments in the future.

The Funds may utilize exchange-traded Financial Instruments. It may not be possible to gain exposure to the benchmarks with these Financial Instruments in the future. If these Financial Instruments cease to be traded on regulated exchanges, they may be replaced with Financial Instruments traded on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such Financial Instruments, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the provisions of, and the protections afforded by the CEA, or other applicable statutes and related regulations, that govern trading on regulated U.S. futures exchanges, or similar statutes and regulations that govern trading on regulated U.K. futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities, and the inclusion of such contracts in a benchmark, may be subject to certain risks not presented by U.S. or U.K. exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

For the Funds linked to a benchmark, changes implemented by the benchmark provider that affect the composition and valuation of the benchmark could adversely affect the value of Fund Shares and an investment in a Fund Shares.

The Funds, other than the Currency Funds, are linked to benchmarks maintained by third-party providers that are unaffiliated with the Funds or the Sponsor. There can be no guarantee or assurance that the methodology used by the third-party provider to create the benchmark will result in a Fund achieving high, or even positive, returns. The policies implemented by each benchmark provider concerning the calculation or the composition of the benchmark could affect the value of a benchmark and, therefore, the value of the corresponding Fund’s Shares. A benchmark provider may change the composition of the benchmark, or make other methodological changes that could change the value of a benchmark. Additionally, a benchmark provider may alter, discontinue or suspend calculation or dissemination of a benchmark. Any of these actions could adversely affect the value of Shares of a Fund using that benchmark. There is no guarantee that the methodology underlying the benchmark will be free m error. Benchmark providers have no obligation to consider Fund shareholder interests in calculating or revising a benchmark. Each of these factors could have a negative impact on the performance of the Funds.

In addition, for the VIX Futures Fund, the Chicago Board Options Exchange, Incorporated (“CBOE”) can make methodological changes to the calculation of the VIX that could affect the value of VIX futures contracts and, consequently, the value of the VIX Futures Fund’s Shares. There can be no assurance that CBOE will not change the VIX calculation methodology in a way which may affect the value of the VIX Futures Fund’s Shares. The CBOE may also alter, discontinue or suspend calculation or dissemination of the VIX and/or exercise settlement value. Any of these actions could adversely affect the value of such Fund’s Shares. S&P Dow Jones Indices may also make changes to the equity securities underlying the S&P 500 or the futures contracts included in the Index, or make other methodological changes that could change the level of the S&P 500.

Calculation of a benchmark may not be possible or feasible under certain events or circumstances that are beyond the reasonable control of the Sponsor, which in turn may adversely impact both the benchmark and/or the Shares, as applicable. Additionally, benchmark calculations are subject to error and may be disrupted by rollover disruptions, rebalancing disruptions and/or market emergencies, which may have an adverse effect on the value of the Shares.

The particular benchmark used by a Fund may underperform other asset classes and may underperform other indices or benchmarks based upon the same underlying Reference Asset.

The Funds, other than the Currency Funds, are linked to benchmarks maintained by third-party providers unaffiliated with the Funds or the Sponsor. There can be no guarantee or assurance that the methodology used by the third party provider to create the benchmark will result in a Fund achieving high, or even positive, returns. Further, there can be no guarantee that the methodology underlying the benchmark or the daily calculation of the benchmark will be free from error. It is also possible that the value of the benchmark or its underlying Reference Asset may be subject to intentional manipulation by third-party market participants. The particular benchmark used by each Fund may underperform other asset classes and may underperform other indices or benchmarks based upon the same underlying Reference Asset. Each of these factors could have a negative impact on the performance of a Fund.

The Funds may be subject to counterparty risks.

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

Title VII of the Dodd-Frank Act (“Title VII”) created a regulatory regime for derivatives, with the CFTC responsible for the regulation of swaps and the SEC responsible for the regulation of “security-based swaps.” The SEC requirements have largely yet to be made effective, but the CFTC requirements are largely in place. The CFTC requirements have included rules for some of the types of transactions in which the Funds will engage, including mandatory clearing and exchange trading for certain categories of swaps, reporting, and margin for OTC swaps. Title VII also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are, or will be, subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The regulatory requirements under Title VII continue to be developed and there may be further modifications that could materially and adversely impact the Funds, the markets in which a Fund trades and the counterparties with which the Fund engages in transactions.

As noted, the CFTC rules may not apply to all of the physically settled forward contracts entered into by the Funds. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with each Fund’s physically settled forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.

Counterparty Credit Risk

The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearing corporation in a similar manner as the Funds would for futures contracts. In the case of OTC derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction – typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to OTC derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

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

In addition, cleared derivatives benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with a Futures Commission Merchant (“FCM”) in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions (described above) but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting clearing broker. OTC derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.

Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of a Fund, subject to applicable law.

The counterparty risk for cleared derivatives transactions is generally lower than for OTC derivatives. Once a transaction is cleared, the clearing organization is substituted and is a Fund’s counterparty on the derivative. The clearing organization guarantees the performance of the other side of the derivative. Nevertheless, some risk remains, as there is no assurance that the clearing organization, or its members, will satisfy its obligations to a Fund.

As of December 31, 2018, the Funds’ approved counterparties for swap agreements and forward contracts are Royal Bank of Canada, Citibank N.A., UBS AG, Goldman Sachs International, and Société Générale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identify its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

More information about Royal Bank of Canada, including its current financial statements, may be found on the SEC’s EDGAR website under CIK No. 0001000275 (for Royal Bank of Canada). More information about Citibank N.A., including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0000036684 (for Citibank N.A.). More information about UBS AG, including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0001114446 (for UBS AG). More information about Goldman Sachs International, a U.K. broker-dealer and subsidiary of The Goldman Sachs Group, Inc., may also be found on the SEC’s EDGAR website under CIK No. 0000886982 (for The Goldman Sachs Group, Inc.). The Goldman Sachs Group, Inc. consolidates the financial statements of each of its subsidiaries, including Goldman Sachs International, with its own. More information about Société Générale, a French public limited company, including its current financial statements as filed with the AMF (the French securities regulator), may be found on Société Générale’s website. Please note that the references to third-party websites have been provided solely for informational purposes. Neither the Funds nor the Sponsor endorses or is responsible for the content or information contained on any third-party website, including with respect to any financial statements. In addition, neither the Funds nor the Sponsor makes any warranty, express or implied or assumes any legal liability or responsibility for the accuracy, completeness or usefulness of any such information.

Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of a Fund, subject to applicable law.

The counterparty risk for cleared derivatives transactions is generally lower than for OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivatives contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that the clearing house, or its members, will satisfy its obligations to the Fund.

Historical correlation trends between Fund benchmarks and other asset classes may not continue or may reverse, limiting or eliminating any potential diversification or other benefit from owning a Fund.

To the extent that an investor purchases a Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the returns of that Fund or its underlying benchmark and other asset classes, such historic correlation may not continue or may reverse itself. In this circumstance, the diversification or other benefits sought may be limited or nonexistent. The diversification or other benefits sought by an investor in a Fund may also become limited to cease to exist if the Sponsor determines to change the Fund’s benchmark or otherwise modify the Fund’s investment objective or strategy.

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

A Fund may change its investment objective, benchmark or strategies and may liquidate at a time that is disadvantageous to shareholders.

A change to the investment objective, benchmark or strategies or the liquidation of a Fund could occur at a time that is disadvantageous to shareholders. When the Fund’s assets are sold as part of the Fund’s liquidation, the resulting proceeds distributed to shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

A Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the Exchange or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Funds, is closed, or when trading is restricted or suspended on such exchanges in any of the Funds’ futures contracts, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Funds. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

The NAV per Share may not correspond to the market price per Share.

The NAV per Share of a Fund changes as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price per Share of a Fund may be different from the NAV per Share of the Fund (i.e., the secondary market price may trade at a premium or discount to NAV). The price at which an investor may be able to sell Shares at any time, especially in times of market volatility, may be significantly less than the NAV per Share of the Fund at the time of sale. Consequently, an Authorized Participant may be able to create or redeem a Creation Unit of a Fund at a discount or a premium to the public trading price per Share of that Fund.

Authorized Participants or their customers may have an opportunity to realize a profit if they can purchase a Creation Unit at a discount to the public trading price of the Shares of a Fund or can redeem a Creation Unit at a premium over the public trading price of the Shares of a Fund. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track the NAV per Share of the Funds closely over time.

Investors who purchase Fund Shares in the secondary market and pay a premium purchase price over a Fund’s indicative optimized portfolio value (“IOPV”) could incur significant losses in the event such investor sells such Fund Shares at a time when such premium is no longer present in the marketplace.

The value of a Share may be influenced by non-concurrent trading hours between the Exchange and the market in which Financial Instruments (or related Reference Assets, as applicable) held by a Fund are traded. The Shares of each Fund trade on the Exchange from 9:30 a.m. to 4:00 p.m. (Eastern Time). The Financial Instruments (and/or the related Reference Assets, as applicable) held by a particular Fund, however, have earlier fixing or settlement times or, in the case of the VIX Futures Fund, a later fixing time. Consequently, liquidity in the Financial Instruments (and/or the related Reference Assets, as applicable) may be reduced after such fixing or settlement time. As a result, during the time when the Exchange is open after the applicable fixing or settlement time of an underlying component, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, may increase the difference between the price of the Shares of a Fund and the NAV of such Shares. Also, during the time when the Exchange is open but the Fund’s NAV has already been determined (or, in the case of the VIX Futures Fund, closed but before the determination of its NAV), there could be market developments or other events that cause or exacerbate the difference between the price of the Shares of such Funds in the secondary market and the NAV of such Shares.

The VIX futures contracts in which the VIX Futures Fund invests may be traded throughout the day, including between 4:00 p.m. and 4:15 p.m. As a result, during the time when the Exchange is closed but before the determination of NAV, there could be market developments or other events that cause or exacerbate the difference between the price of the Shares of the VIX Futures Fund in the secondary market and the NAV of such Shares.

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

The Sponsor believes that it has obtained all required licenses or the appropriate consent of all necessary parties with respect to the intellectual property rights necessary to operate the Funds. However, other third parties could allege ownership as to such rights and may bring legal action asserting their claims. The expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect the Funds. Additionally, as a result of such action, a Fund could potentially change its investment objective, strategies or benchmark. Each of these factors could have a negative impact on the performance of the Funds.

Investors may be adversely affected by an overstatement or understatement of a Fund’s NAV due to the valuation method employed or errors in the NAV calculation.

Under normal circumstances, the NAV of a Fund reflects the value of the Financial Instruments held by the Fund, as of the time the NAV is calculated. The NAV of the Funds includes, in part, any unrealized profits or losses on open Financial Instrument positions. In certain circumstances (e.g., if the Sponsor believes market quotations do not accurately reflect fair value of an investment, or a trading halt closes an exchange or market early), the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such position for such day. The fair value of an investment determined by the Sponsor may be different from other value determinations of the same investment. Such fair value prices generally would be determined based on available inputs about the current value of the underlying Reference Assets and would be based on principles that the Sponsor deems fair and equitable. Errors in calculation of a Fund’s NAV also may cause the Fund’s NAV to be overstated or understated and may affect the performance of the Fund the value of an investment in the Shares.

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

Additionally, Authorized Participants with large holdings may choose to terminate the Trust. This power may be exercised by a relatively small number of holders and, if exercised, investors may have to find another vehicle in which to invest and may have difficulty finding one offering the same features as the Trust.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may create or redeem Creation Units. All other investors that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to NAV per Share.

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

The Funds are not subject to registration or regulation under the 1940 Act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies registered under 1940 Act. These protections include, but are not limited to, provisions in the 1940 Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances), require a board of directors that must include disinterested directors, limit leverage, impose a fiduciary duty on the fund’s manager with respect to the receipt of compensation for services, require shareholder approval for certain fundamental changes, limit sales loads, and require proper valuation of fund assets.

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

The value of the Shares will be adversely affected if the Funds are required to indemnify Wilmington Trust Company (the “Trustee”) and/or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor each has the right to be indemnified for any liability or expense incurred without gross negligence or willful misconduct. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any such sale would decrease the value of an investment in an impacted Fund.

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

There may be circumstances outside the control of the Sponsor and/or a Fund that could prevent or make it impractical to reposition such Fund’s portfolio investments, to process purchase or redemption orders, or to otherwise operate in a manner consistent with its investment objective and principal investment strategies. Examples of such circumstances include: market disruptions; significant market volatility, particularly late in the trading day; natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as the Depository Trust Company (“DTC”), the National Securities Clearing Corporation (“NSCC”), or any other participant in the trading or operations of a Fund; and similar extraordinary events.

While the Sponsor has implemented and tested a business continuity plan and a disaster recovery plan designed to address circumstances such as those above, these and other circumstances may prevent a Fund from being operated in a manner consistent with its investment objective and/or principal investment strategies.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Funds and their service providers are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a Fund’s third party service provider (including, but not limited to, index providers, the administrator and transfer agent) or the issuers of securities in which the Funds invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Funds and their shareholders could be negatively impacted as a result. While the Funds have established business continuity plans and systems to prevent such cyber-attacks, there are inherent limitations in such plans and risk management systems including the possibility that certain risks have not been identified. Furthermore, the Funds cannot control the cyber security plans and systems of each Fund’s service providers, market makers, Authorized Participants or issuers of securities in which each Fund invests.

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

Under current law, long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rates. This tax treatment may be adversely affected, changed or repealed by future changes, or the expiration of, tax laws at any time.

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

In addition, regulations adopted by U.S. federal banking regulators that will begin to take effect in 2019 will require certain bank- regulated swap dealer counterparties and certain of their affiliates and subsidiaries, including swap dealers, to include in certain financial contracts, including many derivatives contracts, such as swap agreements, terms that delay or restrict the rights of counterparties, such as a Fund, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in the United Kingdom and the European Union that applies to the Funds’ counterparties located in those jurisdictions. It is possible that these new requirements could adversely affect the Funds’ ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements.

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

In connection with these limits, the Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and OTC derivatives and impose aggregate speculative position limits across regulated U.S. futures, OTC positions and certain futures contracts traded on non-U.S. exchanges. In December 2016, the CFTC re-proposed rules on position limits with respect to the 25 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts. The re-proposed position limits would apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, the CFTC proposed amendments to the requirement of U.S. commodities exchanges to establish corresponding speculative position limits (the “Position Limit Rules”). The re-proposed Position Limit Rules are based on the position limit rules previously proposed in 2013 by the CFTC. In December 2016, the CFTC also adopted final regulations requiring that all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be aggregated for position limit purposes. The CFTC is expected to reconsider the re-proposed Position Limit Rules in 2019.

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

On January 29, 2019, ProShare Capital Management LLC (the “Sponsor”) and ProShares Trust II (the “Trust”) were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York, styled Ford v. ProShares Trust II et al. Generally, the complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF (“SVXY”), allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust were also named as defendants in this action, along with a number of others. Counsel for the Trust believes the complaint is without merit and that the lawsuit will not adversely impact the operation of the Trust, SVXY, or any of its other series. The Trust and the Sponsor intend to vigorously defend against this lawsuit. Accordingly, no loss contingency has been recorded in the Statement of Financial Condition and the amount of loss, if any, cannot be reasonably estimated at this time.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The Shares of each Fund that has commenced investment operations are listed on the NYSE Arca. The dates the Shares of each Fund began trading on the NYSE Arca and their symbols are indicated below:

Fund	Commencement of Operations	Ticker Symbol
ProShares Short Euro	June 26, 2012	EUFX
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL
ProShares Ultra Euro	November 25, 2008	ULE
ProShares Ultra Gold	December 3, 2008	UGL
ProShares Ultra Silver	December 3, 2008	AGQ
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY
ProShares Ultra Yen	November 25, 2008	YCL
ProShares UltraPro 3x Crude Oil ETF	March 24, 2017	OILU
ProShares UltraPro 3x Short Crude Oil ETF	March 24, 2017	OILD
ProShares UltraShort Australian Dollar	July 17, 2012	CROC
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD
ProShares UltraShort Euro	November 25, 2008	EUO
ProShares UltraShort Gold	December 3, 2008	GLL
ProShares UltraShort Silver	December 3, 2008	ZSL
ProShares UltraShort Yen	November 25, 2008	YCS
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY

The approximate number of holders of the Shares of each Fund as of December 31, 2018 was as follows:

Fund	Number of Holders
ProShares Short Euro	271
ProShares Short VIX Short-Term Futures ETF	22,933
ProShares Ultra Bloomberg Crude Oil	36,555
ProShares Ultra Bloomberg Natural Gas	2,924
ProShares Ultra Euro	927
ProShares Ultra Gold	6,335
ProShares Ultra Silver	20,051
ProShares Ultra VIX Short-Term Futures ETF	38,599
ProShares Ultra Yen	204
ProShares UltraPro 3x Crude Oil ETF	5,269
ProShares UltraPro 3x Short Crude Oil ETF	873
ProShares UltraShort Australian Dollar	294
ProShares UltraShort Bloomberg Crude Oil	3,926
ProShares UltraShort Bloomberg Natural Gas	699
ProShares UltraShort Euro	7,496
ProShares UltraShort Gold	1,508
ProShares UltraShort Silver	1,592
ProShares UltraShort Yen	2,192
ProShares VIX Mid-Term Futures ETF	2,727
ProShares VIX Short-Term Futures ETF	9,818

Total Trust	165,193

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2018. The Funds have no obligation to make periodic distributions to Shareholders.

b)

The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional Shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). On August 11, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective which removed ProShares Ultra Australian Dollar from the Form S-1; no additional Shares were registered with that filing. That registration statement was a combined prospectus and acted as a pre-effective amendment to post-effective amendment No. 1 of the Form S-1. On March 30, 2016, Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-202725) was declared effective, which removed from registration all of the Shares that remained unsold thereunder as of the close of business on March 30, 2016. On March 30, 2016, a Registration Statement on Form S-3 (File No. 333-210024) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares VIX Short Term Futures ETF. On March 1, 2017, a Registration Statement on Form S-3 (File No. 333-215930) was declared effective which removed ProShares UltraShort Gold from the Registration Statement on Form S-3 (File No. 333-213918); no additional Shares for any Fund were registered with that filing. On March 1, 2017, a Registration Statement on Form S-1 (File No. 333-215929) was declared effective which registered Shares for ProShares UltraShort Gold that were previously registered on the Registration Statement on Form S-3 (File No. 333-213918). Through the two March 1, 2017 filings, ProShares UltraShort Gold was transferred from the Form S-3 to a Form S-1. On March 22, 2017, a Registration Statement on Form S-1 (File No. 333-214904) was declared effective which registered Shares for ProShares UltraPro Bloomberg Crude Oil and ProShares UltraPro Short Bloomberg Crude Oil. On July 12, 2017, a Registration Statement on Form S-3 (File No. 333-218004)

was declared effective, which (a) registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Yen, ProShares Ultra VIX Short Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, and ProShares VIX Short Term Futures ETF, and (b) terminated the Registration Statement on Form S-3 (File No. 333-215930). On February 6, 2018, a Registration Statement on Form S-3 (File No. 333-220688) was declared effective, which (a) registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, and (b) terminated the Registration Statement on Form S-3 (File No. 333-218004). On March 29, 2018, a Registration Statement on Form S-1 (File No. 333- 223012) was declared effective, which terminated the Registration Statement on Form S-1 (File No. 333-215929) and the Registration Statement on Form S-1 (File No. 333-214904); no additional Shares for any Fund were registered with that filing. On November 27, 2018, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-220688) was declared effective, which updated the Registration Statement; no additional Shares for any Fund were registered with that filing. On December 20, 2018, a Registration Statement on Form S-1 (File No. 333-228620) was declared effective which, among other things, (a) registered additional Shares for ProShares UltraShort Gold, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraPro 3x Crude Oil ETF and (b) terminated the Registration Statement on form S-1 (File No. 333-223012). On December 31, 2018, the Trust had two effective registration statements outstanding: a Registration Statement on Form S-1 (File No. 333-228620) and a Registration Statement on Form S-3 (File No. 333-220688).

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

Title of Securities Registered	Amount Registered As of December 31, 2018	Shares Sold For the Three Months Ended December 31, 2018	Sale Price of Shares Sold For the Three Months Ended December 31, 2018	Shares Sold For the Year Ended December 31, 2018	Sale Price of Shares Sold For the Year Ended December 31, 2018
ProShares Short Euro Common Units of Beneficial Interest	$153,418,934	—	$—	—	$—
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$10,384,122,827	1,500,000	$73,950,947	19,000,000	$2,433,234,181
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$4,317,748,075	18,250,000	$340,722,003	24,600,000	$518,136,436
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$397,200,832	650,000	$27,039,383	1,600,000	$53,884,378
ProShares Ultra Euro Common Units of Beneficial Interest	$91,721,134	—	$—	150,000	$2,653,492
ProShares Ultra Gold Common Units of Beneficial Interest	$268,558,744	250,000	$8,778,635	550,000	$20,994,687
ProShares Ultra Silver Common Units of Beneficial Interest	$1,266,409,983	750,000	$17,282,976	2,100,000	$56,650,169
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$9,211,269,195	6,350,000	$342,208,550	38,280,000	$2,228,542,993
ProShares Ultra Yen Common Units of Beneficial Interest	$138,726,333	50,000	$2,846,576	50,000	$2,846,576
ProShares UltraPro 3x Crude Oil ETF Common Units of Beneficial Interest	$1,067,243,754	6,200,000	$134,152,390	7,250,000	$186,003,485
ProShares UltraPro 3x Short Crude Oil ETF Common Units of Beneficial Interest	$920,876,592	350,000	$5,349,779	2,637,500	$62,030,238
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$162,940,781	50,000	$2,551,319	100,000	$5,028,505
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$1,565,234,838	2,300,000	$46,318,389	13,300,000	$247,024,351

Title of Securities Registered	Amount Registered As of December 31, 2018	Shares Sold For the Three Months Ended December 31, 2018	Sale Price of Shares Sold For the Three Months Ended December 31, 2018	Shares Sold For the Year Ended December 31, 2018	Sale Price of Shares Sold For the Year Ended December 31, 2018
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$674,545,935	1,950,000	$33,555,485	2,500,000	$53,822,972
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,895,556,096	200,000	$4,805,749	1,700,000	$37,244,830
ProShares UltraShort Gold Common Units of Beneficial Interest	$201,834,364	—	$—	250,000	$16,527,151
ProShares UltraShort Silver Common Units of Beneficial Interest	$896,284,795	150,000	$6,512,497	800,000	$27,656,086
ProShares UltraShort Yen Common Units of Beneficial Interest	$940,420,616	—	$—	100,000	$7,078,646
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$488,942,809	1,625,000	$41,086,896	2,325,000	$56,218,143
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,507,229,883	975,000	$28,669,068	8,275,000	$234,775,305

Total Trust		41,600,000	$1,120,329,975	125,567,500	$6,250,352,624

c)	From October 1, 2018 through December 31, 2018, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short Euro
10/01/18 to 10/31/18	—	$—
11/01/18 to 11/30/18	—	$—
12/01/18 to 12/31/18	—	$—
ProShares Short VIX Short-Term Futures ETF
10/01/18 to 10/31/18	—	$—
11/01/18 to 11/30/18	—	$—
12/01/18 to 12/31/18	—	$—
ProShares Ultra Bloomberg Crude Oil
10/01/18 to 10/31/18	800,000	$36.67
11/01/18 to 11/30/18	—	$—
12/01/18 to 12/31/18	350,000	$17.90
ProShares Ultra Bloomberg Natural Gas
10/01/18 to 10/31/18	150,000	$34.89
11/01/18 to 11/30/18	400,000	$58.86
12/01/18 to 12/31/18	300,000	$38.68
ProShares Ultra Euro
10/01/18 to 10/31/18	—	$—
11/01/18 to 11/30/18	—	$—
12/01/18 to 12/31/18	—	$—

ProShares Ultra Gold
10/01/18 to 10/31/18	—	$—
11/01/18 to 11/30/18	150,000	$34.78
12/01/18 to 12/31/18	100,000	$37.13
ProShares Ultra Silver
10/01/18 to 10/31/18	300,000	$23.27
11/01/18 to 11/30/18	500,000	$23.59
12/01/18 to 12/31/18	250,000	$24.60
ProShares Ultra VIX Short-Term Futures ETF
10/01/18 to 10/31/18	10,050,000	$48.05
11/01/18 to 11/30/18	4,400,000	$59.26
12/01/18 to 12/31/18	3,850,000	$69.51
ProShares Ultra Yen
10/01/18 to 10/31/18	—	$—
11/01/18 to 11/30/18	—	$—
12/01/18 to 12/31/18	—	$—
ProShares UltraPro 3x Crude Oil ETF
10/01/18 to 10/31/18	50,000	$73.74
11/01/18 to 11/30/18	—	$—
12/01/18 to 12/31/18	—	$—
ProShares UltraPro 3x Short Crude Oil ETF
10/01/18 to 10/31/18	600,000	$18.68
11/01/18 to 11/30/18	750,000	$30.21
12/01/18 to 12/31/18	300,000	$48.58
ProShares UltraShort Australian Dollar
10/01/18 to 10/31/18	—	$—
11/01/18 to 11/30/18	—	$—
12/01/18 to 12/31/18	—	$—
ProShares UltraShort Bloomberg Crude Oil
10/01/18 to 10/31/18	3,800,000	$14.66
11/01/18 to 11/30/18	4,000,000	$20.79
12/01/18 to 12/31/18	1,700,000	$30.11
ProShares UltraShort Bloomberg Natural Gas
10/01/18 to 10/31/18	—	$—
11/01/18 to 11/30/18	50,000	$30.51
12/01/18 to 12/31/18	1,350,000	$15.53
ProShares UltraShort Euro
10/01/18 to 10/31/18	250,000	$24.01
11/01/18 to 11/30/18	600,000	$24.35
12/01/18 to 12/31/18	300,000	$24.28
ProShares UltraShort Gold
10/01/18 to 10/31/18	100,000	$79.56
11/01/18 to 11/30/18	—	$—
12/01/18 to 12/31/18	—	$—
ProShares UltraShort Silver
10/01/18 to 10/31/18	50,000	$41.48
11/01/18 to 11/30/18	300,000	$42.39
12/01/18 to 12/31/18	—	$—
ProShares UltraShort Yen
10/01/18 to 10/31/18	50,000	$76.14
11/01/18 to 11/30/18	100,000	$78.23
12/01/18 to 12/31/18	100,000	$77.73
ProShares VIX Mid-Term Futures ETF
10/01/18 to 10/31/18	200,000	$22.95
11/01/18 to 11/30/18	50,000	$25.60
12/01/18 to 12/31/18	175,000	$25.52
ProShares VIX Short-Term Futures ETF
10/01/18 to 10/31/18	2,525,000	$27.04
11/01/18 to 11/30/18	1,075,000	$30.56
12/01/18 to 12/31/18	575,000	$31.97

Item 6.	Selected Financial Data.

Financial Highlights for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES SHORT EURO

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$8,631,926	$8,041,728	$15,859,440	$17,524,993	$14,032,932
Total shareholders’ equity at end of period	8,619,686	7,991,880	15,770,088	17,510,898	14,021,804
Net investment income (loss)	44,457	(37,627)	(122,728)	(178,761)	(118,247)
Net realized and unrealized gain (loss)	583,349	(1,461,940)	553,281	1,417,580	2,011,540
Net income (loss)	627,806	(1,499,567)	430,553	1,238,819	1,893,293
Net increase (decrease) in net asset value per share	3.14	(5.10)	1.28	3.72	4.48

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$360,341,566	$816,337,770	$228,630,598	$674,236,256	$541,342,389
Total shareholders’ equity at end of period	344,596,263	770,163,871	228,075,387	642,811,361	506,556,124
Net investment income (loss)	(2,209,355)	(5,373,544)	(5,396,850)	(5,798,200)	(4,285,469)
Net realized and unrealized gain (loss)	(1,917,289,617)	924,694,573	419,316,869	96,936,157	52,474,493
Net income (loss)	(1,919,498,972)	919,321,029	413,920,019	91,137,957	48,189,024
Net increase (decrease) in net asset value per share	(466.84)	326.74	80.83	(21.16)	(12.20)

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$441,765,830	$534,325,767	$962,419,733	$859,276,004	$532,881,413
Total shareholders’ equity at end of period	368,399,654	524,445,526	933,731,860	783,922,475	450,562,988
Net investment income (loss)	3,022,808	(1,379,461)	(6,631,380)	(8,473,155)	(1,766,364)
Net realized and unrealized gain (loss)	(139,204,737)	35,389,465	225,050,768	(863,611,244)	(368,561,922)
Net income (loss)	(136,181,929)	34,010,004	218,419,388	(872,084,399)	(370,328,286)
Net increase (decrease) in net asset value per share	(10.60)	0.32	(1.81)	(76.33)	(219.42)

PROSHARES ULTRA BLOOMBERG NATURAL GAS*

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$17,951,294	$67,524,849	$44,767,860	$38,879,917	$80,051,311
Total shareholders’ equity at end of period	14,617,440	63,268,950	43,203,386	38,851,184	70,433,207
Net investment income (loss)	96,319	(233,762)	(384,486)	(761,335)	(528,581)
Net realized and unrealized gain (loss)	3,545,801	(36,107,690)	13,794,133	(59,570,610)	(37,694,009)
Net income (loss)	3,642,120	(36,341,452)	13,409,647	(60,331,945)	(38,222,590)
Net increase (decrease) in net asset value per share	(7.36)	(61.60)	1.39	(215.40)	(468.52)

PROSHARES ULTRA EURO

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$7,554,617	$9,656,271	$12,500,772	$12,437,492	$3,089,736
Total shareholders’ equity at end of period	7,544,569	9,591,516	11,914,585	10,857,730	2,981,441
Net investment income (loss)	30,823	(29,782)	(74,522)	(104,071)	(22,247)
Net realized and unrealized gain (loss)	(1,269,677)	3,049,926	(1,039,312)	(1,274,395)	(625,043)
Net income (loss)	(1,238,854)	3,020,144	(1,113,834)	(1,378,466)	(647,290)
Net increase (decrease) in net asset value per share	(2.35)	3.42	(1.49)	(4.36)	(6.16)

PROSHARES ULTRA GOLD

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$87,308,381	$93,779,522	$96,632,172	$72,172,441	$104,091,956
Total shareholders’ equity at end of period	83,523,294	93,708,748	92,127,200	69,864,815	102,003,345
Net investment income (loss)	625,631	(136,329)	(650,951)	(796,424)	(1,157,348)
Net realized and unrealized gain (loss)	(6,664,992)	19,581,562	3,617,098	(22,915,651)	(784,329)
Net income (loss)	(6,039,361)	19,445,233	2,966,147	(23,712,075)	(1,941,677)
Net increase (decrease) in net asset value per share	(2.76)	6.98	3.17	(10.27)	(1.25)

PROSHARES ULTRA SILVER

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$202,021,571	$261,786,204	$296,979,700	$239,160,686	$305,793,515
Total shareholders’ equity at end of period	201,824,376	258,244,696	275,779,940	216,416,642	291,169,743
Net investment income (loss)	1,469,179	(409,752)	(2,179,392)	(2,507,859)	(3,968,608)
Net realized and unrealized gain (loss)	(52,558,544)	10,949,744	63,914,077	(88,492,326)	(165,444,157)
Net income (loss)	(51,089,365)	10,539,992	61,734,685	(91,000,185)	(169,412,765)
Net increase (decrease) in net asset value per share	(7.16)	0.11	6.38	(12.31)	(23.96)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$222,583,868	$394,379,433	$552,972,566	$560,771,363	$358,364,869
Total shareholders’ equity at end of period	214,304,871	394,035,141	515,758,754	547,708,740	351,789,953
Net investment income (loss)	(3,145,671)	(4,896,061)	(8,936,777)	(7,410,148)	(5,359,486)
Net realized and unrealized gain (loss)	455,645,412	(1,047,275,669)	(1,587,220,286)	(419,888,086)	(75,812,141)
Net income (loss)	452,499,741	(1,052,171,730)	(1,596,157,063)	(427,298,234)	(81,171,627)
Net increase (decrease) in net asset value per share	29.79	(817.96)	(13,172.38)	(48,688.01)	(104,974.64)

PROSHARES ULTRA YEN

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$5,756,235	$2,901,405	$5,887,949	$5,483,876	$2,135,192
Total shareholders’ equity at end of period	5,751,716	2,864,269	5,540,957	5,473,848	2,118,028
Net investment income (loss)	(983)	(21,882)	(45,847)	(44,423)	(20,862)
Net realized and unrealized gain (loss)	41,854	260,916	113,155	(196,091)	(396,529)
Net income (loss)	40,871	239,034	67,308	(240,514)	(417,391)
Net increase (decrease) in net asset value per share	0.21	1.89	0.68	(1.72)	(18.05)

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Total assets	$87,728,540	$11,335,483
Total shareholders’ equity at end of period	87,667,042	11,335,483
Net investment income (loss)	(38,284)	(119,518)
Net realized and unrealized gain (loss)	(62,304,155)	7,436,616
Net income (loss)	(62,342,439)	7,317,098
Net increase (decrease) in net asset value per share	(24.70)	12.78

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Total assets	$18,772,977	$21,688,274
Total shareholders’ equity at end of period	18,665,099	21,161,176
Net investment income (loss)	(108,691)	(110,590)
Net realized and unrealized gain (loss)	17,384,911	(10,034,783)
Net income (loss)	17,276,220	(10,145,373)
Net increase (decrease) in net asset value per share	7.47	(57.68)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$11,068,693	$13,766,301	$16,658,768	$20,477,446	$23,139,187
Total shareholders’ equity at end of period	11,060,333	13,702,102	16,613,473	20,460,679	23,120,790
Net investment income (loss)	36,746	(46,774)	(145,652)	(209,987)	(213,183)
Net realized and unrealized gain (loss)	1,534,232	(2,943,227)	(1,183,820)	3,166,384	2,121,121
Net income (loss)	1,570,978	(2,990,001)	(1,329,472)	2,956,397	1,907,938
Net increase (decrease) in net asset value per share	9.63	(9.71)	(3.08)	7.08	4.74

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$114,514,333	$257,334,914	$213,341,677	$96,858,373	$173,193,149
Total shareholders’ equity at end of period	114,377,311	225,843,284	200,958,303	95,897,894	169,210,110
Net investment income (loss)	1,038,630	(355,651)	(1,408,964)	(2,166,211)	(2,415,841)
Net realized and unrealized gain (loss)	16,471,427	(27,449,491)	(90,265,381)	57,732,875	145,729,447
Net income (loss)	17,510,057	(27,805,142)	(91,674,345)	55,566,664	143,313,606
Net increase (decrease) in net asset value per share	5.48	(7.39)	(34.90)	27.61	23.12

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$22,163,554	$7,009,957	$4,042,309	$11,260,804	$14,698,814
Total shareholders’ equity at end of period	17,825,441	6,902,743	4,038,794	10,462,856	14,688,564
Net investment income (loss)	(4,454)	(54,451)	(122,172)	(177,124)	(460,907)
Net realized and unrealized gain (loss)	(2,213,011)	4,146,852	2,578,744	8,800,372	11,696,119
Net income (loss)	(2,217,465)	4,092,401	2,456,572	8,623,248	11,235,212
Net increase (decrease) in net asset value per share	(17.87)	16.38	(23.43)	18.54	4.67

PROSHARES ULTRASHORT EURO

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$158,275,753	$209,513,363	$356,811,359	$556,539,359	$519,833,940
Total shareholders’ equity at end of period	154,120,159	202,548,197	349,392,650	522,306,518	517,191,349
Net investment income (loss)	1,324,494	(396,715)	(2,764,657)	(5,000,587)	(3,994,145)
Net realized and unrealized gain (loss)	23,822,591	(62,222,928)	19,174,666	86,176,969	114,182,807
Net income (loss)	25,147,085	(62,619,643)	16,410,009	81,176,382	110,188,662
Net increase (decrease) in net asset value per share	3.06	(5.87)	1.54	3.95	4.53

PROSHARES ULTRASHORT GOLD

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$19,105,095	$33,013,345	$63,709,441	$75,031,735	$84,214,601
Total shareholders’ equity at end of period	18,098,997	31,497,410	63,653,647	74,971,764	81,861,762
Net investment income (loss)	171,341	(60,865)	(461,423)	(703,582)	(857,817)
Net realized and unrealized gain (loss)	1,796,398	(11,543,036)	(11,000,717)	16,807,446	(13,246,612)
Net income (loss)	1,967,739	(11,603,901)	(11,462,140)	16,103,864	(14,104,429)
Net increase (decrease) in net asset value per share	2.81	(20.86)	(24.55)	19.23	(6.87)

PROSHARES ULTRASHORT SILVER

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$13,578,709	$19,713,505	$23,037,206	$56,035,123	$53,254,791
Total shareholders’ equity at end of period	11,768,863	14,806,259	23,017,656	55,987,938	53,007,867
Net investment income (loss)	112,472	(36,600)	(255,853)	(516,464)	(585,841)
Net realized and unrealized gain (loss)	4,905,754	(1,980,408)	(20,928,956)	14,943,700	17,926,873
Net income (loss)	5,018,226	(2,017,008)	(21,184,809)	14,427,236	17,341,032
Net increase (decrease) in net asset value per share	5.42	(5.60)	(27.27)	6.77	12.92

PROSHARES ULTRASHORT YEN

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$59,214,608	$134,986,033	$277,139,658	$261,207,696	$534,061,601
Total shareholders’ equity at end of period	55,363,675	131,077,453	276,781,747	237,372,900	531,471,873
Net investment income (loss)	607,874	(355,974)	(1,609,562)	(3,623,678)	(3,741,601)
Net realized and unrealized gain (loss)	(2,528,655)	(23,960,625)	8,431,035	(3,541,134)	96,873,706
Net income (loss)	(1,920,781)	(24,316,599)	6,821,473	(7,164,812)	93,132,105
Net increase (decrease) in net asset value per share	(1.04)	(5.31)	(7.70)	(1.39)	18.47

PROSHARES VIX MID-TERM FUTURES ETF

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$57,571,528	$27,429,888	$47,936,506	$27,671,016	$29,430,266
Total shareholders’ equity at end of period	56,299,121	26,347,948	45,818,914	27,650,638	21,459,575
Net investment income (loss)	116,328	(81,807)	(294,491)	(240,600)	(386,478)
Net realized and unrealized gain (loss)	10,305,853	(26,246,741)	(12,029,971)	(3,939,933)	(9,219,527)
Net income (loss)	10,422,181	(26,328,548)	(12,324,462)	(4,180,533)	(9,606,005)
Net increase (decrease) in net asset value per share	5.36	(20.85)	(11.82)	(9.64)	(13.58)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total assets	$155,107,403	$141,228,210	$174,247,783	$105,350,240	$111,540,076
Total shareholders’ equity at end of period	149,547,115	137,741,560	174,160,146	105,272,823	111,459,325
Net investment income (loss)	366,665	(293,186)	(1,436,647)	(1,150,794)	(1,118,548)
Net realized and unrealized gain (loss)	112,056,276	(198,310,919)	(194,856,158)	(26,753,742)	22,228,972
Net income (loss)	112,422,941	(198,604,105)	(196,292,805)	(27,904,536)	21,110,424
Net increase (decrease) in net asset value per share	15.24	(61.52)	(179.98)	(153.80)	(152.13)

*	See Note 1 of the Notes to Financials in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Annual Report on Form 10-K. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward- looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor or the Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

As further described in Item 1 in this Annual Report on Form 10-K, each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half inverse (-0.5x) or the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each “UltraPro” Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both over a single day and over time, that match (1x) the performance of its corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.

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

The Matching VIX Fund seeks results, before fees and expenses, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results, before fees and expenses, that correspond to a multiple or the inverse of the daily performance of the Short-Term VIX Index. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2018, 2017 and 2016, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2018	Interest Income Year Ended December 31, 2017	Interest Income Year Ended December 31, 2016
ProShares Short Euro	$123,954	$75,953	$32,959
ProShares Short VIX Short-Term Futures ETF	5,721,966	6,001,679	1,126,057
ProShares Ultra Bloomberg Crude Oil	7,041,517	5,982,049	2,170,633
ProShares Ultra Bloomberg Natural Gas	489,924	339,079	72,943
ProShares Ultra Euro	112,904	94,761	25,015
ProShares Ultra Gold	1,437,347	766,560	249,319
ProShares Ultra Silver	3,490,072	2,142,183	842,215
ProShares Ultra VIX Short-Term Futures ETF	3,853,146	3,040,059	1,639,964
ProShares Ultra Yen	26,930	28,639	16,858
ProShares UltraPro 3x Crude Oil ETF*	351,928	9,696	—
ProShares UltraPro 3x Short Crude Oil ETF*	190,658	5,930	—
ProShares UltraShort Australian Dollar	119,098	85,306	43,459
ProShares UltraShort Bloomberg Crude Oil	2,758,399	1,661,295	500,160
ProShares UltraShort Bloomberg Natural Gas	121,027	38,651	19,053
ProShares UltraShort Euro	3,045,321	2,048,455	1,012,886
ProShares UltraShort Gold	423,926	283,917	164,570
ProShares UltraShort Silver	309,090	157,745	93,483
ProShares UltraShort Yen	1,399,342	1,446,842	531,771
ProShares VIX Mid-Term Futures ETF	368,351	256,920	107,409
ProShares VIX Short-Term Futures ETF	1,594,294	1,238,374	466,392

*	Fund commenced investment operations on March 24, 2017.

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

For more information, see “Item 10-K. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

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

Swap agreements do not generally involve the delivery of underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to an OTC swap agreement defaults, the Fund’s risk of loss typically consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with the recovery of collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 22, 2019 the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended December 31, 2018.

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

Fair value pricing may require subjective determinations about the value of an investment. While each Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Funds cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale).

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

Realized gains (losses) and changes in unrealized gain (loss) on open investments are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. The Sponsor is currently paying brokerage commissions in VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Year Ended December 31, 2018 Compared to the Years Ended December 31, 2017 and 2016

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$7,991,880	$15,770,088	$17,510,898
NAV end of period	$8,619,686	$7,991,880	$15,770,088
Percentage change in NAV	7.9%	(49.3)%	(9.9)%
Shares outstanding beginning of period	200,000	350,000	400,005
Shares outstanding end of period	200,000	200,000	350,000
Percentage change in shares outstanding	—	(42.9)%	(12.5)%
Shares created	—	—	50,000
Shares redeemed	—	150,000	100,005
Per share NAV beginning of period	$39.96	$45.06	$43.78
Per share NAV end of period	$43.10	$39.96	$45.06
Percentage change in per share NAV	7.9%	(11.3)%	2.9%
Percentage change in benchmark	(4.5)%	14.0%	(3.1)%
Benchmark annualized volatility	7.2%	7.2%	8.3%

During the year ended December 31, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to December 31, 2018. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,000 outstanding Shares at December 31, 2016 to 200,000 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from a decrease from 400,005 outstanding Shares at December 31, 2015 to 350,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.9% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 11.3% for the year ended December 31, 2017, was primarily due to appreciation in the value of net assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 11.3% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 2.9% for the year ended December 31, 2016, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on November 12, 2018 at $43.69 per Share and reached its low for the year on February 1, 2018 at $38.43 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $45.65 per Share and reached its low for the year on September 8, 2017 at $39.73 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 20, 2016 at $45.67 per Share and reached its low for the year on May 2, 2016 at $41.22 per Share.

The benchmark’s decline of 4.5% for the year ended December 31, 2018, as compared to the benchmark’s rise of 14.0% for the year ended December 31, 2017, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2018. The benchmark’s rise of 14.0% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$44,457	$(37,627)	$(122,728)
Management fee	78,253	111,736	153,021
Brokerage commissions	1,244	1,844	2,666
Net realized gain (loss)	459,984	(1,162,371)	663,807
Change in net unrealized appreciation/depreciation	123,365	(299,569)	(110,526)
Net income (loss)	$627,806	$(1,499,567)	$430,553

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2017.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$770,163,871	$228,075,387	$642,811,361
NAV end of period	$344,596,263	$770,163,871	$228,075,387
Percentage change in NAV	(55.3)%	237.7%	(64.5)%
Shares outstanding beginning of period	1,512,500	1,250,000	6,325,020
Shares outstanding end of period	8,134,307	1,512,500	1,250,000
Percentage change in shares outstanding	437.8%	21.0%	(80.2)%
Shares created	19,000,000	13,137,500	26,475,000
Shares redeemed	12,378,193	12,875,000	31,550,020
Per share NAV beginning of period	$509.20	$182.46	$101.63
Per share NAV end of period	$42.36	$509.20	$182.46
Percentage change in per share NAV	(91.7)%	179.0%	79.5%
Percentage change in benchmark	68.1%	(72.1)%	(67.8)%
Benchmark annualized volatility	118.0%	48.8%	72.5%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the S&P 500

VIX Short-Term Futures Index prior to close of business on February 27, 2018, and one-half the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. The decrease in the Fund’s NAV was offset by an increase from 1,512,500 outstanding Shares at December 31, 2017 to 8,134,307 outstanding Shares at December 31, 2018. By comparison, during the year ended December 31, 2017, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 1,250,000 outstanding Shares at December 31, 2016 to 1,512,500 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,325,020 outstanding Shares at December 31, 2015 to 1,250,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark prior to close of business on February 27, 2018, and to 0.5x of the inverse of the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 91.7% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV increase of 179.0% for the year ended December 31, 2017, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV increase of 179.0% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 79.5% for the year ended December 31, 2016, was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on January 11, 2018 at $552.74 per Share and reached its low for the year on February 5, 2018 at $15.85 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on December 21, 2017 at $130.27 per Share and reached its low for the year on January 3, 2017 at $49.10 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 21, 2016 at $49.05 per Share and reached its low for the year on February 11, 2016 at $15.75 per Share.

The benchmark’s rise of 68.1% for the year ended December 31, 2018, as compared to the benchmark’s decline of 72.1% for the year ended December 31, 2017, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2018. The benchmark’s decline of 72.1% for the year ended December 31, 2017, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$(2,209,355)	$(5,373,544)	$(5,396,850)
Management fee	5,617,477	7,147,223	4,448,808
Brokerage commissions	2,162,086	4,226,442	2,074,099
Net realized gain (loss)	(1,885,823,832)	897,400,073	440,379,719
Change in net unrealized appreciation/depreciation	(31,465,785)	27,294,500	(21,062,850)
Net income (loss)	$(1,919,498,972)	$919,321,029	$413,920,019

The Fund’s net income decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to an increase in the value of the futures prices during the year ended December 31, 2018. By comparison, the Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a greater decline in futures prices during the year ended December 31, 2017.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$524,445,526	$933,731,860	$783,922,475
NAV end of period	$368,399,654	$542,445,526	$933,731,860
Percentage change in NAV	(29.8)%	(43.8)%	19.1%
Shares outstanding beginning of period	22,161,317	40,013,933	31,163,934
Shares outstanding end of period	28,211,317	22,161,317	40,013,933
Percentage change in shares outstanding	27.3%	(44.6)%	28.4%
Shares created	24,600,000	68,500,000	62,875,000
Shares redeemed	18,550,000	86,352,616	54,025,001
Per share NAV beginning of period	$23.66	$23.34	$25.15
Per share NAV end of period	$13.06	$23.66	$23.34
Percentage change in per share NAV	(44.8)%	1.4%	(7.2)%
Percentage change in benchmark	(20.5)%	5.1%	6.7%
Benchmark annualized volatility	31.1%	24.6%	44.5%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 22,161,317 outstanding Shares at December 31, 2017 to 28,211,317 outstanding Shares at December 31, 2018. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 40,013,933 outstanding Shares at December 31, 2016 to 22,161,317 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 31,163,934 outstanding Shares at December 31, 2015 to 40,013,933 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.8% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV increase of 1.4% for the year ended December 31, 2017, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV increase of 1.4% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 7.2% for the year ended December 31, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on October 3, 2018 at $38.88 per Share and reached its low for the year on December 24, 2018 at $11.55 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on December 29, 2017 at $23.67 per Share and reached its low for the year on June 21, 2017 at $12.64 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on June 8, 2016 at $28.16 per Share and reached its low for the year on February 11, 2016 at $12.02 per Share.

The benchmark’s decline of 20.5% for the year ended December 31, 2018, as compared to the benchmark’s rise of 5.1% for the year ended December 31, 2017, can be attributed to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2018. The benchmark’s rise of 5.1% for the year ended December 31, 2017, as compared to the benchmark’s rise of 6.7% for the year ended December 31, 2016, can be attributed to a lesser increase in the price of WTI Crude Oil during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$3,022,808	$(1,379,461)	$(6,631,380)
Management fee	3,918,014	7,120,247	8,263,078
Brokerage commissions	100,695	241,263	538,935
Net realized gain (loss)	21,754,687	22,131,716	74,043,666
Change in net unrealized appreciation/depreciation	(160,959,424)	13,257,749	151,007,102
Net income (loss)	$(136,181,929)	$34,010,004	$218,419,388

The Fund’s net income decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a lesser increase in the price of WTI Crude Oil during the year ended December 31, 2017.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$63,268,950	$43,203,386	$38,851,184
NAV end of period	$14,617,440	$63,268,950	$43,203,386
Percentage change in NAV	(76.9)%	46.4%	11.2%
Shares outstanding beginning of period	1,938,434	458,434	418,434
Shares outstanding end of period	578,150	1,938,434	458,434
Percentage change in shares outstanding	(70.2)%	322.8%	9.6%
Shares created	1,600,000	2,510,000	690,000
Shares redeemed	2,960,284	1,030,000	650,000
Per share NAV beginning of period	$32.64	$94.24	$92.85
Per share NAV end of period	$25.28	$32.64	$94.24
Percentage change in per share NAV	(22.5)%	(65.4)%	1.5%
Percentage change in benchmark	(0.1)%	(36.4)%	10.0%
Benchmark annualized volatility	45.8%	35.5%	40.3%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,938,434 outstanding Shares at December 31, 2017 to 578,150 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2017, the increase in the Fund’s NAV resulted from an increase from 458,434 outstanding Shares at December 31, 2016 to 1,938,434 outstanding Shares at December 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 418,434 outstanding Shares at December 31, 2015 to 458,434 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.5% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 65.4% for the year ended December 31, 2017, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 65.4% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 1.5% for the year ended December 31, 2016, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on November 14, 2018 at $72.06 per Share and reached its low for the year on July 18, 2018 at $25.13 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 17, 2017 at $15.76 per Share and reached its low for the year on December 21, 2017 at $5.09 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 28, 2016 at $20.33 per Share and reached its low for the year on March 3, 2016 at $8.89 per Share.

The benchmark’s decline of 0.1% for the year ended December 31, 2018, as compared to the benchmark’s decline of 36.4% for the year ended December 31, 2017, can be attributed to a lesser decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2018. The benchmark’s decline of 36.4% for the year ended December 31, 2017, as compared to the benchmark’s rise of 10.0% for the year ended December 31, 2016, can be attributed to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$96,319	$(233,762)	$(384,486)
Management fee	305,706	446,589	325,435
Brokerage commissions	87,899	126,252	131,994
Net realized gain (loss)	21,092,833	(40,794,286)	17,571,111
Change in net unrealized appreciation/depreciation	(17,547,032)	4,686,596	(3,776,978)
Net income (loss)	$3,642,120	$(36,341,452)	$13,409,647

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a lesser decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2017.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$9,591,516	$11,914,585	$10,857,730
NAV end of period	$7,544,569	$9,591,516	$11,914,585
Percentage change in NAV	(21.3)%	(19.5)%	9.7%
Shares outstanding beginning of period	550,000	850,000	700,014
Shares outstanding end of period	500,000	550,000	850,000
Percentage change in shares outstanding	(9.1)%	(35.3)%	21.4%
Shares created	150,000	1,600,000	300,000
Shares redeemed	200,000	1,900,000	150,014
Per share NAV beginning of period	$17.44	$14.02	$15.51
Per share NAV end of period	$15.09	$17.44	$14.02
Percentage change in per share NAV	(13.5)%	24.4%	(9.6)%
Percentage change in benchmark	(4.5)%	14.0%	(3.1)%
Benchmark annualized volatility	7.2%	7.2%	8.3%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 550,000 outstanding Shares at December 31, 2017 to 500,000 outstanding Shares at December 31, 2018. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 850,000 outstanding Shares at December 31, 2016 to 550,000 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 700,014 outstanding Shares at December 31, 2015 to 850,000 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.5% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV increase of 24.4% for the year ended December 31, 2017, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV increase of 24.4% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 9.6% for the year ended December 31, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on February 1, 2018 at $18.89 per Share and reached its low for the year on November 12, 2018 at $14.63 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on September 8, 2017 at $17.79 per Share and reached its low for the year on January 3, 2017 at $13.68 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on April 1, 2016 at $17.23 per Share and reached its low for the year on December 20, 2016 at $13.68 per Share.

The benchmark’s decline of 4.5% for the year ended December 31, 2018, as compared to the benchmark’s rise of 14.0% for the year ended December 31, 2017, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2018. The benchmark’s rise of 14.0% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$30,823	$(29,782)	$(74,522)
Management fee	82,081	124,543	99,537
Net realized gain (loss)	(1,063,816)	2,212,226	139,113
Change in net unrealized appreciation/depreciation	(205,861)	837,700	(1,178,425)
Net income (loss)	$(1,238,854)	$3,020,144	$(1,113,834)

The Fund’s net income decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2018. By comparison, the Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2017.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$93,708,748	$92,127,200	$69,864,815
NAV end of period	$83,523,294	$93,708,748	$92,127,200
Percentage change in NAV	(10.9)%	1.7%	31.9%
Shares outstanding beginning of period	2,350,000	2,800,000	2,350,014
Shares outstanding end of period	2,250,000	2,350,000	2,800,000
Percentage change in shares outstanding	(4.3)%	(16.1)%	19.1%
Shares created	550,000	650,000	1,050,000
Shares redeemed	650,000	1,100,000	600,014
Per share NAV beginning of period	$39.88	$32.90	$29.73
Per share NAV end of period	$37.12	$39.88	$32.90
Percentage change in per share NAV	(6.9)%	21.2%	10.7%
Percentage change in benchmark	(0.9)%	12.7%	8.1%
Benchmark annualized volatility	9.0%	11.2%	16.5%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,350,000 outstanding Shares at December 31, 2017 to 2,250,000 outstanding Shares at December 31, 2018. By comparison, during the year ended December 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,800,000 outstanding Shares at December 31, 2016 to 2,350,000 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 2,350,014 outstanding Shares at December 31, 2015 to 2,800,000 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.9% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV increase of 21.2% for the year ended December 31, 2017, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV increase of 21.2% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 10.7% for the year ended December 31, 2016, was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on January 25, 2018 at $43.77 per Share and reached its low for the year on August 17, 2018 at $32.20 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on September 8, 2017 at $43.95 per Share and reached its low for the year on January 3, 2017 at $33.18 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on July 6, 2016 at $47.89 per Share and reached its low for the year on January 5, 2016 at $30.67 per Share.

The benchmark’s decline of 0.9% for the year ended December 31, 2018, as compared to the benchmark’s rise of 12.7% for the year ended December 31, 2017, can be attributed to a decrease in the value of the spot gold in U.S. dollar terms during the year ended December 31, 2018. The benchmark’s rise of 12.7% for the year ended December 31, 2017, as compared to the benchmark’s rise of 8.1% for the year ended December 31, 2016, can be attributed to greater increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$625,631	$(136,329)	$(650,951)
Management fee	811,581	902,841	900,227
Brokerage commissions	135	48	43
Net realized gain (loss)	(7,345,178)	11,485,101	5,815,759
Change in net unrealized appreciation/depreciation	680,186	8,096,461	(2,198,661)
Net income (loss)	$(6,039,361)	$19,445,233	$2,966,147

The Fund’s net income decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the spot gold in U.S. dollar terms during the year ended December 31, 2018. By comparison, the Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to greater increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2017.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$258,244,696	$275,779,940	$216,416,642
NAV end of period	$201,824,376	$258,244,696	$275,779,940
Percentage change in NAV	(21.8)%	(6.4)%	27.4%
Shares outstanding beginning of period	7,696,526	8,246,526	7,996,533
Shares outstanding end of period	7,646,526	7,696,526	8,246,526
Percentage change in shares outstanding	(0.6)%	(6.7)%	3.1%
Shares created	2,100,000	1,550,000	2,800,000
Shares redeemed	2,150,000	2,100,000	2,550,007
Per share NAV beginning of period	$33.55	$33.44	$27.06
Per share NAV end of period	$26.39	$33.55	$33.44
Percentage change in per share NAV	(21.3)%	0.3%	23.6%
Percentage change in benchmark	(8.3)%	3.8%	17.5%
Benchmark annualized volatility	13.8%	18.7%	27.8%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV also resulted in part from a decrease from 7,696,526 outstanding Shares at December 31, 2017 to 7,646,526 outstanding Shares at December 31, 2018. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 8,246,526 outstanding Shares at December 31, 2016 to 7,696,526 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the silver bullion as measured by the London Silver Price. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the silver bullion as measured by the London Silver Price. The increase in the Fund’s NAV also resulted in part from an increase from 7,996,533 outstanding Shares at December 31, 2015 to 8,246,526 outstanding Shares at December 31, 2016.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.3% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV increase of 0.3% for the year ended December 31, 2017, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV increase of 0.3% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 23.6% for the year ended December 31, 2016, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on January 25, 2018 at $36.06 per Share and reached its low for the year on November 14, 2018 at $21.74 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on April 13, 2017 at $42.76 per Share and reached its low for the year on July 10, 2017 at $28.26 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on August 2, 2016 at $57.12 per Share and reached its low for the year on January 28, 2016 at $25.96 per Share.

The benchmark’s decline of 8.3% for the year ended December 31, 2018, as compared to the benchmark’s rise of 3.8% for the year ended December 31, 2017, can be attributed to a decrease in the value of the spot silver in U.S. dollar terms during the year ended December 31, 2018. The benchmark’s rise of 3.8% for the year ended December 31, 2017, as compared to the benchmark’s rise of 17.5% for the year ended December 31, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$1,469,179	$(409,752)	$(2,179,392)
Management fee	2,020,586	2,551,877	3,021,562
Brokerage commissions	307	58	45
Net realized gain (loss)	(57,489,729)	(31,762,627)	62,342,586
Change in net unrealized appreciation/depreciation	4,931,185	42,712,371	1,571,491
Net income (loss)	$(51,089,365)	$10,539,992	$61,734,685

The Fund’s net income decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the spot silver in U.S. dollar terms during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2017.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$394,035,141	$515,758,754	$547,708,740
NAV end of period	$214,304,871	$394,035,141	$515,758,754
Percentage change in NAV	(45.6)%	(23.6)%	(5.8)%
Shares outstanding beginning of period	7,625,448	593,077	39,005
Shares outstanding end of period	2,630,912	7,625,448	593,077
Percentage change in shares outstanding	(65.5)%	1,185.7%	1,420.5%
Shares created	38,280,000	17,117,000	1,447,900
Shares redeemed	43,274,536	10,084,629	893,828
Per share NAV beginning of period	$51.67	$869.63	$14,042.01
Per share NAV end of period	$81.46	$51.67	$869.63
Percentage change in per share NAV	57.7%	(94.1)%	(93.8)%
Percentage change in benchmark	68.1%	(72.1)%	(67.8)%
Benchmark annualized volatility	118.0%	48.8%	72.5%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,625,448 outstanding Shares at December 31, 2017 to 2,630,912 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to close of business on February 27, 2018, and 1.5x the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 593,077 outstanding Shares at December 31, 2016 to 7,625,448 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment result, before fees and expenses, that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 39,005 outstanding Shares at December 31, 2015 to 593,077 outstanding Shares at December 31, 2016.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to the 2x of the daily performance of its benchmark prior to close of business on February 27, 2018, and 1.5x the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV increase of 57.7% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 94.1% for the year ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 94.1% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 93.8% for the year ended December 31, 2016, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2017 during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on February 5, 2018 at $205.78 per Share and reached its low for the year on October 3, 2018 at $35.66 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $147.20 per Share and reached its low for the year on December 21, 2017 at $9.91 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $5,715.40 per Share and reached its low for the year on December 27, 2016 at $151.52 per Share.

The benchmark’s rise of 68.1% for the year ended December 31, 2018, as compared to the benchmark’s decline of 72.1% for the year ended December 31, 2017, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2018. The benchmark’s decline of 72.1% for the year ended December 31, 2017, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2016, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$(3,145,671)	$(4,896,061)	$(8,936,777)
Management fee	3,966,185	3,960,999	6,417,822
Brokerage commissions	3,032,632	3,970,588	4,158,919
Net realized gain (loss)	389,993,011	(1,020,772,793)	(1,567,324,739)
Change in net unrealized appreciation/depreciation	65,652,401	(26,502,876)	(19,895,547)
Net income (loss)	$452,499,741	$(1,052,171,730)	$(1,596,157,063)

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to an increase in the value of the futures prices during the year ended December 31, 2018. By comparison, the Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a decline in futures prices during the year ended December 31, 2017.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$2,864,269	$5,540,957	$5,473,848
NAV end of period	$5,751,716	$2,864,269	$5,540,957
Percentage change in NAV	100.8%	(48.3)%	1.2%
Shares outstanding beginning of period	49,970	99,970	99,974
Shares outstanding end of period	99,970	49,970	99,970
Percentage change in shares outstanding	100.1%	(50.0)%	— ^
Shares created	50,000	—	—
Shares redeemed	—	50,000	4
Per share NAV beginning of period	$57.32	$55.43	$54.75
Per share NAV end of period	$57.53	$57.32	$55.43
Percentage change in per share NAV	0.4%	3.4%	1.2%
Percentage change in benchmark	2.8%	3.7%	2.9%
Benchmark annualized volatility	6.6%	8.2%	12.6%

^	Amount represents less than 0.05%.

During the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at December 31, 2017 to 99,970 outstanding Shares at December 31, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 99,970 outstanding Shares at December 31, 2016 to 49,970 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2016. The increase in the Fund’s NAV was offset by a decrease from 99,974 outstanding Shares at December 31, 2015 to 99,970 outstanding Shares at December 31, 2016.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.4% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV increase of 3.4% for the year ended December 31, 2017, was primarily due to lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV increase of 3.4% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 1.2% for the year ended December 31, 2016, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on March 23, 2018 at $65.62 per Share and reached its low for the year on October 3, 2018 at $53.63 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on April 18, 2017 at $63.59 per Share and reached its low for the year on January 3, 2017 at $54.62 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on August 18, 2016 at $77.06 per Share and reached its low for the year on January 29, 2016 at $53.85 per Share.

The benchmark’s rise of 2.8% for the year ended December 31, 2018, as compared to the benchmark’s rise of 3.7% for the year ended December 31, 2017, can be attributed to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2018. The benchmark’s rise of 3.7% for the year ended December 31, 2017, as compared to the benchmark’s rise of 2.9% for the year ended December 31, 2016, can be attributed to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$(983)	$(21,882)	$(45,847)
Management fee	27,913	50,521	62,705
Net realized gain (loss)	(170,364)	(46,278)	717,052
Change in net unrealized appreciation/depreciation	212,218	307,194	(603,897)
Net income (loss)	$40,871	$239,034	$67,308

The Fund’s net income decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2018. By comparison, the Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the year ended December 31, 2016 have not been provided and the Fund’s results of operations for the period ended December 31, 2017 may not be meaningful.

The following table provides summary performance information for the Fund for the year ended December 31, 2018 and the period from commencement of operations to December 31, 2017:

	Year Ended December 31, 2018	March 24, 2017 (Commencement of Operations) through December 31, 2017
NAV beginning of period	$11,335,483	$200
NAV end of period	$87,667,042	$11,335,483
Percentage change in NAV	673.4%	— ^^
Shares outstanding beginning of period	300,008	8
Shares outstanding end of period	6,700,000	300,008
Percentage change in shares outstanding	2,133.3%	— ^^
Shares created	7,250,000	1,750,008
Shares redeemed	850,008	1,450,000
Per share NAV beginning of period	$37.78	$25.00
Per share NAV end of period	$13.08	$37.78
Percentage change in per share NAV	(65.4)%	51.1%
Percentage change in benchmark	(20.5)%	21.8%
Benchmark annualized volatility	31.1%	24.7%

^^	Not Meaningful.

During the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 300,008 outstanding Shares at December 31, 2017 to 6,700,000 outstanding Shares at December 31, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the period ended December 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 8 outstanding Shares at March 24, 2017 to 300,008 outstanding Shares at December 31, 2017. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the year ended December 31, 2018 and the period ended December 31, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 65.4% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV increase of 51.1% for the period ended December 31, 2017, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2018.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on October 3, 2018 at $73.74 per Share and reached its low for the year on December 24, 2018 at $11.00 per Share. By comparison, during the period ended December 31, 2017, the Fund’s per Share NAV reached its high for the period on December 29, 2017 at $37.79 per Share and reached its low for the period on June 21, 2017 at $15.44 per Share.

The benchmark’s decline of 20.5% for the year ended December 31, 2018, as compared to the benchmark’s rise of 21.8% for the period ended December 31, 2017, can be attributed to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2018. By comparison, the benchmark’s rise of 21.8% can be attributed to an increase in the price of WTI Crude Oil for the period ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2018 and the period from commencement of operations to December 31, 2017:

	Year Ended December 31, 2018	March 24, 2017 (Commencement of Operations) through December 31, 2017
Net investment income (loss)	$(38,284)	$(119,518)
Management fee	277,762	—
Brokerage commissions	86,561	34,408
Offering costs	52,846	119,081
Limitation by Sponsor	(26,957)	(24,342)
Net realized gain (loss)	(37,435,672)	6,018,618
Change in net unrealized appreciation/depreciation	(24,868,483)	1,417,998
Net income (loss)	$(62,342,439)	$7,317,098

The Fund’s net income decreased for the year ended December 31, 2018, as compared to the period ended December 31, 2017 primarily due to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2018.

ProShares UltraPro 3x Short Crude Oil ETF*

Fund Performance

Since the Fund commenced investment operations on March 24, 2017, comparisons of the Fund’s results of operations for the year ended December 31, 2016 have not been provided and the Fund’s results of operations for the period ended December 31, 2017 may not be meaningful.

The following table provides summary performance information for the Fund for the year ended December 31, 2018 and the period from commencement of operations to December 31, 2017:

	Year Ended December 31, 2018	March 24, 2017 (Commencement of Operations) through December 31, 2017
NAV beginning of period	$21,161,176	$200
NAV end of period	$18,665,099	$21,161,176
Percentage change in NAV	(11.8)%	— ^^
Shares outstanding beginning of period	500,002	2
Shares outstanding end of period	374,906	500,002
Percentage change in shares outstanding	(25.0)%	— ^^
Shares created	2,637,500	575,002
Shares redeemed	2,762,596	75,000
Per share NAV beginning of period	$42.32	$100.00
Per share NAV end of period	$49.79	$42.32
Percentage change in per share NAV	17.7%	(57.7)%
Percentage change in benchmark	(20.5)%	21.8%
Benchmark annualized volatility	31.1%	24.7%

^^	Not Meaningful.

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,002 outstanding Shares at December 31, 2017 to 374,906 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the period ended December 31, 2017, the increase in the Fund’s NAV resulted primarily from an increase from 2 outstanding Shares at March 24, 2017 to 500,002 outstanding Shares at December 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the year ended December 31, 2018 and the period ended December 31, 2017, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.7% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 57.7% for the period ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on December 24, 2018 at $64.42 per Share and reached its low for the year on October 3, 2018 at $14.37 per Share. By comparison, during the period ended December 31, 2017, the Fund’s per Share NAV reached its high for the period on period on June 21, 2017 at $33.88 per Share and reached its low for the period on December 29, 2017 at $10.58 per Share

The benchmark’s decline of 20.5% for the year ended December 31, 2018, as compared to the benchmark’s rise of 21.8% for the period ended December 31, 2017, can be attributed to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2018. By comparison, the benchmark’s rise of 21.8% can be attributed to an increase in the price of WTI Crude Oil for the period ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2018 and the period from commencement of operations to December 31, 2017:

	Year Ended December 31, 2018	March 24, 2017 (Commencement of Operations) through December 31, 2017
Net investment income (loss)	$(108,691)	$(110,590)
Management fee	176,390	—
Brokerage commissions	70,338	32,624
Offering costs	52,797	119,070
Limitation by Sponsor	(176)	(35,309)
Net realized gain (loss)	7,377,281	(7,046,628)
Change in net unrealized appreciation/depreciation	10,007,630	(2,988,155)
Net income (loss)	$17,276,220	$(10,145,373)

The Fund’s net income increased for the year ended December 31, 2018, as compared to the period ended December 31, 2017 primarily due to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2018.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$13,702,102	$16,613,473	$20,460,679
NAV end of period	$11,060,333	$13,702,102	$16,613,473
Percentage change in NAV	(19.3)%	(17.5)%	(18.8)%
Shares outstanding beginning of period	300,000	300,000	350,005
Shares outstanding end of period	200,000	300,000	300,000
Percentage change in shares outstanding	(33.3)%	—	(14.3)%
Shares created	100,000	100,000	—
Shares redeemed	200,000	100,000	50,005
Per share NAV beginning of period	$45.67	$55.38	$58.46
Per share NAV end of period	$55.30	$45.67	$55.38
Percentage change in per share NAV	21.1%	(17.5)%	(5.3)%
Percentage change in benchmark	(9.7)%	8.1%	(1.0)%
Benchmark annualized volatility	8.7%	7.5%	11.5%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2017 to 200,000 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted in from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to December 31, 2017. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,005 outstanding Shares at December 31, 2015 to 300,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.1% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 17.5% for the year ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 17.5% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 5.3% for the year ended December 31, 2016, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on December 27, 2018 at $55.47 per Share and reached its low for the year on January 26, 2018 at $42.30 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $55.24 per Share and reached its low for the year on September 8, 2017 at $43.35 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 15, 2016 at $65.74 per Share and reached its low for the year on November 8, 2016 at $48.14 per Share.

The benchmark’s decline of 9.7% for the year ended December 31, 2018, as compared to the benchmark’s rise of 8.1% for the year ended December 31, 2017, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2018. The benchmark’s rise of 8.1% for the year ended December 31, 2017, as compared to the benchmark’s decline of 1.0% for the year ended December 31, 2016, can be attributed to a rise in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$36,746	$(46,774)	$(145,652)
Management fee	75,944	123,234	175,191
Brokerage commissions	6,408	8,846	13,920
Net realized gain (loss)	128,204	(866,949)	(2,786,709)
Change in net unrealized appreciation/depreciation	1,406,028	(2,076,278)	1,602,889
Net income (loss)	$1,570,978	$(2,990,001)	$(1,329,472)

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2017.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$225,843,284	$200,958,303	$95,897,894
NAV end of period	$114,377,311	$225,843,284	$200,958,303
Percentage change in NAV	(49.4)%	12.4%	109.6%
Shares outstanding beginning of period	9,289,884	6,339,884	1,439,888
Shares outstanding end of period	3,839,884	9,289,884	6,339,884
Percentage change in shares outstanding	(58.7)%	46.5%	340.3%
Shares created	13,300,000	14,500,000	18,500,000
Shares redeemed	18,750,000	11,550,000	13,600,004
Per share NAV beginning of period	$24.31	$31.70	$66.60
Per share NAV end of period	$29.79	$24.31	$31.70
Percentage change in per share NAV	22.5%	(23.3)%	(52.4)%
Percentage change in benchmark	(20.5)%	5.1%	6.7%
Benchmark annualized volatility	31.1%	24.6%	44.5%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,289,884 outstanding Shares at December 31, 2017 to 3,839,884 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2017, the increase in the Fund’s NAV resulted from an increase from 6,339,884 outstanding Shares at December 31, 2016 to 9,289,884 outstanding Shares at December 31, 2017. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 1,439,888 outstanding Shares at December 31, 2015 to 6,339,884 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 22.5% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 23.3% for the year ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 23.3% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 52.4% for the year ended December 31, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on December 24, 2018 at $35.19 per Share and reached its low for the year on October 3, 2018 at $12.45 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on June 21, 2017 at $51.13 per Share and reached its low for the year on December 29, 2017 at $24.31 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 20, 2016 at $116.11 per Share and reached its low for the year on December 28, 2016 at $31.37 per Share.

The benchmark’s decline of 20.5% for the year ended December 31, 2018, as compared to the benchmark’s rise of 5.1% for the year ended December 31, 2017, can be attributed to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2018. The benchmark’s rise of 5.1% for the year ended December 31, 2017, as compared to the benchmark’s rise of 6.7% for the year ended December 31, 2016, can be attributed to a lesser increase in the price of WTI Crude Oil during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$1,038,630	$(355,651)	$(1,408,964)
Management fee	1,663,576	1,934,688	1,755,696
Brokerage commissions	56,193	82,258	153,428
Net realized gain (loss)	(42,039,983)	(6,491,508)	(67,756,228)
Change in net unrealized appreciation/depreciation	58,511,410	(20,957,983)	(22,509,153)
Net income (loss)	$17,510,057	$(27,805,142)	$(91,674,345)

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2018. By comparison, the Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a lesser increase in the price of WTI Crude Oil during the year ended December 31, 2017.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$6,902,743	$4,038,794	$10,462,856
NAV end of period	$17,825,441	$6,902,743	$4,038,794
Percentage change in NAV	158.2%	70.9%	(61.4)%
Shares outstanding beginning of period	174,832	174,832	224,856
Shares outstanding end of period	824,832	174,832	174,832
Percentage change in shares outstanding	371.8%	—	(22.2)%
Shares created	2,500,000	650,000	950,000
Shares redeemed	1,850,000	650,000	1,000,024
Per share NAV beginning of period	$39.48	$23.10	$46.53
Per share NAV end of period	$21.61	$39.48	$23.10
Percentage change in per share NAV	(45.3)%	70.9%	(50.4)%
Percentage change in benchmark	(0.1)%	(36.4)%	10.0%
Benchmark annualized volatility	45.8%	35.5%	40.3%

During the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 174,832 outstanding Shares at December 31, 2017 to 824,832 outstanding Shares at December 31, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2017, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2016 to December 31, 2017. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,856 outstanding Shares at December 31, 2015 to 174,832 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 45.3% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV increase of 70.9% for the year ended December 31, 2017, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV increase of 70.9% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 50.4% for the year ended December 31, 2016, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on February 12, 2018 at $47.52 per Share and reached its low for the year on November 28, 2018 at $10.80 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on December 21, 2017 at $51.85 per Share and reached its low for the year on January 26, 2017 at $25.38 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on March 3, 2016 at $84.20 per Share and reached its low for the year on December 28, 2016 at $21.47 per Share.

The benchmark’s decline of 0.1% for the year ended December 31, 2018, as compared to the benchmark’s decline of 36.4% for the year ended December 31, 2017, can be attributed to a lesser decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2018. The benchmark’s decline of 36.4% for the year ended December 31, 2017, as compared to the benchmark’s rise of 10.0% for the year ended December 31, 2016, can be attributed to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$(4,454)	$(54,451)	$(122,172)
Management fee	84,418	63,534	81,259
Brokerage commissions	41,063	29,529	59,966
Net realized gain (loss)	(14,147,964)	4,761,749	589,999
Change in net unrealized appreciation/depreciation	11,934,953	(614,897)	1,988,745
Net income (loss)	$(2,217,465)	$4,092,401	$2,456,572

The Fund’s net income decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a lesser decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2018. By comparison, the Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2017.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$202,548,197	$349,392,650	$522,306,518
NAV end of period	$154,120,159	$202,548,197	$349,392,650
Percentage change in NAV	(23.9)%	(42.0)%	(33.1)%
Shares outstanding beginning of period	9,550,000	12,900,000	20,450,014
Shares outstanding end of period	6,350,000	9,550,000	12,900,000
Percentage change in shares outstanding	(33.5)%	(26.0)%	(36.9)%
Shares created	1,700,000	2,400,000	650,000
Shares redeemed	4,900,000	5,750,000	8,200,014
Per share NAV beginning of period	$21.21	$27.08	$25.54
Per share NAV end of period	$24.27	$21.21	$27.08
Percentage change in per share NAV	14.4%	(21.7)%	6.0%
Percentage change in benchmark	(4.5)%	14.0%	(3.1)%
Benchmark annualized volatility	7.2%	7.2%	8.3%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,550,000 outstanding Shares at December 31, 2017 to 6,350,000 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from a decrease from 12,900,000 outstanding Shares at December 31, 2016 to 9,550,000 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV was also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from a decrease from 20,450,014 outstanding Shares at December 31, 2015 to 12,900,000 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.4% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 21.7% for the year ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 21.7% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV increase of 6.0% for the year ended December 31, 2016, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on November 12, 2018 at $25.02 per Share and reached its low for the year on February 1, 2018 at $19.53 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $27.74 per Share and reached its low for the year on September 8, 2017 at $20.91 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on December 20, 2016 at $27.77 per Share and reached its low for the year on May 2, 2016 at $22.63 per Share.

The benchmark’s decline of 4.5% for the year ended December 31, 2018, as compared to the benchmark’s rise of 14.0% for the year ended December 31, 2017, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2018. The benchmark’s rise of 14.0% for the year ended December 31, 2017, as compared to the benchmark’s decline of 3.1% for the year ended December 31, 2016, can be attributed to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$1,324,494	$(396,715)	$(2,764,657)
Management fee	1,720,827	2,445,170	3,777,543
Net realized gain (loss)	18,953,236	(39,695,465)	(25,711,276)
Change in net unrealized appreciation/depreciation	4,869,355	(22,527,463)	44,885,942
Net income (loss)	$25,147,085	$(62,619,643)	$16,410,009

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2017.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$31,497,410	$63,653,647	$74,971,764
NAV end of period	$18,098,997	$31,497,410	$63,653,647
Percentage change in NAV	(42.5)%	(50.5)%	(15.1)%
Shares outstanding beginning of period	446,978	696,978	646,978
Shares outstanding end of period	246,978	446,978	696,978
Percentage change in shares outstanding	(44.7)%	(35.9)%	7.7%
Shares created	250,000	350,000	1,050,000
Shares redeemed	450,000	600,000	1,000,000
Per share NAV beginning of period	$70.47	$91.33	$115.88
Per share NAV end of period	$73.28	$70.47	$91.33
Percentage change in per share NAV	4.0%	(22.8)%	(21.2)%
Percentage change in benchmark	(0.9)%	12.7%	8.1%
Benchmark annualized volatility	9.0%	11.2%	16.5%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 446,978 outstanding Shares at December 31, 2017 to 246,977 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 696,978 outstanding Shares at December 31, 2016 to 446,978 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV was offset by an increase from 646,978 outstanding Shares at December 31, 2015 to 696,978 outstanding Shares at December 31, 2016.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.0% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 22.8% for the year ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 22.8% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 21.2% for the year ended December 31, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on August 17, 2018 at $85.49 per Share and reached its low for the year on January 25, 2018 at $64.00 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $90.53 per Share and reached its low for the year on September 8, 2017 at $64.79 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 5, 2016 at $112.07 per Share and reached its low for the year on July 6, 2016 at $65.63 per Share.

The benchmark’s decline of 0.9% for the year ended December 31, 2018, as compared to the benchmark’s rise of 12.7% for the year ended December 31, 2017, can be attributed to a decrease in the value of the price of spot gold in U.S. dollar terms during the year ended December 31, 2018. The benchmark’s rise of 12.7% for the year ended December 31, 2017, as compared to the benchmark’s rise of 8.1% for the year ended December 31, 2016, can be attributed to a greater increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$171,341	$(60,865)	$(461,423)
Management fee	252,524	344,734	625,950
Brokerage commissions	61	48	43
Net realized gain (loss)	1,323,731	(6,994,765)	(12,241,129)
Change in net unrealized appreciation/depreciation	472,667	(4,548,271)	1,240,412
Net income (loss)	$1,967,739	$(11,603,901)	$(11,445,140)

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the price of spot gold in U.S. dollar terms during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a greater increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2017.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$14,806,259	$23,017,656	$55,987,938
NAV end of period	$11,768,863	$14,806,259	$23,017,656
Percentage change in NAV	(20.5)%	(35.7)%	(58.9)%
Shares outstanding beginning of period	466,976	616,976	866,978
Shares outstanding end of period	316,976	466,976	616,976
Percentage change in shares outstanding	(32.1)%	(24.3)%	(28.8)%
Shares created	800,000	850,000	1,650,000
Shares redeemed	950,000	1,000,000	1,900,000
Per share NAV beginning of period	$31.71	$37.31	$64.58
Per share NAV end of period	$37.13	$31.71	$37.31
Percentage change in per share NAV	17.1%	(15.0)%	(42.2)%
Percentage change in benchmark	(8.3)%	3.8%	17.5%
Benchmark annualized volatility	13.8%	18.7%	27.8%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 466,976 outstanding Shares at December 31, 2017 to 316,976 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 616,976 outstanding Shares at December 31, 2016 to 466,976 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price. By comparison, during the year ended December 31, 2016, the decrease in the Fund’s NAV resulted primarily from a decrease from 866,978 outstanding Shares at December 31, 2015 to 616,976 outstanding Shares at December 31, 2016. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.1% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 15.0% for the year ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 15.0% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 42.2% for the year ended December 31, 2016, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on November 14, 2018 at $45.53 per Share and reached its low for the year on January 25, 2018 at $29.38 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on July 10, 2017 at $40.39 per Share and reached its low for the year on September 8, 2017 at $27.55 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 28, 2016 at $66.01 per Share and reached its low for the year on August 2, 2016 at $25.21 per Share.

The benchmark’s decline of 8.3% for the year ended December 31, 2018, as compared to the benchmark’s rise of 3.8% for the year ended December 31, 2017, can be attributed to a decrease in the value of the spot silver in U.S. dollar terms during the year ended December 31, 2018. The benchmark’s rise of 3.8% for the year ended December 31, 2017, as compared to the benchmark’s rise of 17.5% for the year ended December 31, 2016, can be attributed to a lesser rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$112,472	$(36,600)	$(255,853)
Management fee	196,546	194,297	349,293
Brokerage commissions	72	48	43
Net realized gain (loss)	5,022,945	1,152,461	(17,556,630)
Change in net unrealized appreciation/depreciation	(117,191)	(3,132,869)	(3,372,326)
Net income (loss)	$5,018,226	$(2,017,008)	$(21,184,809)

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a decrease in the value of the spot silver in U.S. dollar terms during the year ended December 31, 2018. By comparison, the Fund’s net income increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a lesser rise in the price of spot silver in U.S. dollar terms during the year ended December 31, 2017.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$131,077,453	$276,781,747	$237,372,900
NAV end of period	$55,363,675	$131,077,453	$276,781,747
Percentage change in NAV	(57.8)%	(52.6)%	16.6%
Shares outstanding beginning of period	1,749,290	3,449,290	2,699,294
Shares outstanding end of period	749,290	1,749,290	3,449,290
Percentage change in shares outstanding	(57.2)%	(49.3)%	27.8%
Shares created	100,000	1,000,000	2,300,000
Shares redeemed	1,100,000	2,700,000	1,550,004
Per share NAV beginning of period	$74.93	$80.24	$87.94
Per share NAV end of period	$73.89	$74.93	$80.24
Percentage change in per share NAV	(1.4)%	(6.6)%	(8.8)%
Percentage change in benchmark	2.8%	3.7%	2.9%
Benchmark annualized volatility	6.6%	8.2%	12.6%

During the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,749,290 outstanding Shares at December 31, 2017 to 749,290 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,449,290 outstanding Shares at December 31, 2016 to 1,749,290 outstanding Shares at December 31, 2017. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 2,699,294 outstanding Shares at December 31, 2015 to 3,449,290 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.4% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 6.6% for the year ended December 31, 2017, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 6.6% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 8.8% for the year ended December 31, 2016, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on October 3, 2018 at $79.21 per Share and reached its low for the year on March 23, 2018 at $65.08 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $81.40 per Share and reached its low for the year on September 8, 2017 at $68.10 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on January 29, 2016 at $88.99 per Share and reached its low for the year on August 18, 2016 at $59.02 per Share.

The benchmark’s rise of 2.8% for the year ended December 31, 2018, as compared to the benchmark’s rise of 3.7% for the year ended December 31, 2017, can be attributed to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2018. The benchmark’s rise of 3.7% for the year ended December 31, 2017, as compared to the benchmark’s rise of 2.9% for the year ended December 31, 2016, can be attributed to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$607,874	$(355,974)	$(1,609,562)
Management fee	791,468	1,802,816	2,141,333
Net realized gain (loss)	2,111,630	(8,733,473)	(22,226,181)
Change in net unrealized appreciation/depreciation	(4,640,285)	(15,227,152)	30,657,216
Net income (loss)	$(1,920,781)	$(24,316,599)	$6,821,473

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a greater rise in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2017.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$26,347,948	$45,818,914	$27,650,638
NAV end of period	$56,299,121	$26,347,948	$45,818,914
Percentage change in NAV	113.7%	(42.5)%	65.7%
Shares outstanding beginning of period	1,237,403	1,087,403	512,404
Shares outstanding end of period	2,112,403	1,237,403	1,087,403
Percentage change in shares outstanding	70.7%	13.8%	112.2%
Shares created	2,325,000	950,000	1,100,000
Shares redeemed	1,450,000	800,000	525,001
Per share NAV beginning of period	$21.29	$42.14	$53.96
Per share NAV end of period	$26.65	$21.29	$42.14
Percentage change in per share NAV	25.2%	(49.5)%	(21.9)%
Percentage change in benchmark	27.2%	(48.9)%	(21.0)%
Benchmark annualized volatility	39.8%	20.2%	33.4%

During the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 1,237,403 outstanding Shares at December 31, 2017 to 2,112,403 outstanding Shares at December 31, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,087,403 outstanding Shares at December 31, 2016 to 1,237,403 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted from an increase from 512,404 outstanding Shares at December 31, 2015 to 1,087,403 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.2% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 49.5% for the year ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 49.5% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 21.9% for the year ended December 31, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on February 5, 2018 at $27.85 per Share and reached its low for the year on January 12, 2018 at $19.98 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $40.96 per Share and reached its low for the year on December 28, 2017 at $21.17 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $66.85 per Share and reached its low for the year on December 21, 2016 at $41.09 per Share.

The benchmark’s rise of 27.2% for the year ended December 31, 2018, as compared to the benchmark’s decline of 48.9% for the year ended December 31, 2017, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2018. The benchmark’s decline of 48.9% for the year ended December 31, 2017, as compared to the benchmark’s decline of 21.0% for the year ended December 31, 2016, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$116,328	$(81,807)	$(294,896)
Management fee	221,717	317,739	369,016
Brokerage commissions	30,306	20,988	32,884
Net realized gain (loss)	4,332,654	(25,320,147)	(11,085,007)
Change in net unrealized appreciation/depreciation	5,973,199	(926,594)	(944,964)
Net income (loss)	$10,422,181	$(26,328,548)	$(12,324,462)

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to an increase in the value of the futures prices during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a greater decline in futures prices during the year ended December 31, 2017.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NAV beginning of period	$137,741,560	$174,160,146	$105,272,823
NAV end of period	$149,547,115	$137,741,560	$174,160,146
Percentage change in NAV	8.6%	(20.9)%	65.4%
Shares outstanding beginning of period	5,901,317	2,052,363	397,491
Shares outstanding end of period	3,876,317	5,901,317	2,052,363
Percentage change in shares outstanding	(34.3)%	187.5%	416.3%
Shares created	8,275,000	7,750,000	3,066,250
Shares redeemed	10,300,000	3,901,046	1,411,378
Per share NAV beginning of period	$23.34	$84.86	$264.84
Per share NAV end of period	$38.58	$23.34	$84.86
Percentage change in per share NAV	65.3%	(72.5)%	(68.0)%
Percentage change in benchmark	68.1%	(72.1)%	(67.8)%
Benchmark annualized volatility	118.0%	48.8%	72.5%

During the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 5,901,317 outstanding Shares at December 31, 2017 to 3,876,317 outstanding Shares at December 31, 2018. By comparison, during the year ended December 31, 2017, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,052,363 outstanding Shares at December 31, 2016 to 5,901,317 outstanding Shares at December 31, 2017. By comparison, during the year ended December 31, 2016, the increase in the Fund’s NAV resulted primarily from an increase from 397,491 outstanding Shares at December 31, 2015 to 2,052,363 outstanding Shares at December 31, 2016. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2018, 2017, and 2016, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 65.3% for the year ended December 31, 2018, as compared to the Fund’s per Share NAV decrease of 72.5% for the year ended December 31, 2017, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2018. The Fund’s per Share NAV decrease of 72.5% for the year ended December 31, 2017, as compared to the Fund’s per Share NAV decrease of 68.0% for the year ended December 31, 2016, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2017.

During the year ended December 31, 2018, the Fund’s per Share NAV reached its high for the year on February 5, 2018 at $54.20 per Share and reached its low for the year on January 11, 2018 at $21.43 per Share. By comparison, during the year ended December 31, 2017, the Fund’s per Share NAV reached its high for the year on January 3, 2017 at $78.33 per Share and reached its low for the year on December 21, 2017 at $22.84 per Share. By comparison, during the year ended December 31, 2016, the Fund’s per Share NAV reached its high for the year on February 11, 2016 at $391.80 per Share and reached its low for the year on December 27, 2016 at $79.12 per Share.

The benchmark’s rise of 68.1% for the year ended December 31, 2018, as compared to the benchmark’s decline of 72.1% for the year ended December 31, 2017, can be attributed to an increase in the value of the near-term futures contracts on the VIX-futures curve during the year ended December 31, 2018. The benchmark’s decline of 72.1% for the year ended December 31, 2017, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2016, can be attributed to a greater decline in prices to the near-term futures contracts on the VIX futures curve during the year ended December 31, 2017.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss)	$366,665	$(293,186)	$(1,436,647)
Management fee	1,046,876	1,353,339	1,632,880
Brokerage commissions	176,459	174,838	270,159
Net realized gain (loss)	89,901,119	(194,006,340)	(195,469,141)
Change in net unrealized appreciation/depreciation	22,155,157	(4,304,579)	612,983
Net income (loss)	$112,422,941	$(198,604,105)	$(196,292,805)

The Fund’s net income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to an increase in the value of the futures prices during the year ended December 31, 2018. By comparison, the Fund’s net income decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to a greater decline in futures prices during the year ended December 31, 2017.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of December 31, 2018 and 2017, each of the Fund’s positions were as follows:

ProShares Short Euro:

As of December 31, 2018 and 2017, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Euro Fx Currency Futures (CME)	Short	March 2019	60	1.15	125,000	$(8,641,875)

Futures Positions as of December 31, 2017

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
Euro Fx Currency Futures (CME)	Short	March 2018	53	$1.21	125,000	$(8,000,019)

The December 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2018 and 2017, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2019	4,103	24.18	1,000	$(99,190,025)
VIX Futures (CBOE)	Short	February 2019	3,282	22.28	1,000	(73,106,550)

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2018	38,015	$11.48	1,000	$(436,222,125)
VIX Futures (CBOE)	Short	February 2018	26,693	12.48	1,000	(332,995,175)

The December 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. Prior to the close of business on February 27, 2018, the Fund generally attempted to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. As of close of business on February 27, 2018, the Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2018 and 2017, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
WTI Crude Oil (NYMEX)	Long	March 2019	3,121	45.72	1,000	$142,692,120

Swap Agreements as of December 31, 2018

		Long or		Notional Amount
Reference Index	Counterparty	Short	Index Close	at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$68.6586	$192,061,821
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	68.6586	112,179,333
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	68.6586	113,997,533
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	68.6586	38,382,074
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	68.6586	137,242,162

Futures Positions as of December 31, 2017

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
WTI Crude Oil (NYMEX)	Long	March 2018	3,854	$60.44	1,000	$232,935,760

Swap Agreements as of December 31, 2017

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$88.0543	$268,156,276
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	88.0543	213,961,079
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	88.0543	122,285,969
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	88.0543	211,563,368

The December 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2018 and 2017 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2018 and 2017, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2019	1,025	2.85	10,000	$29,222,750

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2018	4,355	$2.91	10,000	$126,556,300

The December 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of December 31, 2018 and 2017, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2018

Reference		Long or	Settlement			Market Value
Currency	Counterparty	Short	Date	Local Currency	Forward Rate	USD
Euro	Goldman Sachs International	Long	01/11/19	7,046,525	1.1425	$8,050,889
Euro	UBS AG	Long	01/11/19	6,507,700	1.1414	7,427,758
Euro	Goldman Sachs International	Short	01/11/19	(206,300)	1.1363	(234,428)
Euro	UBS AG	Short	01/11/19	(203,200)	1.1371	(231,052)

Foreign Currency Forward Contracts as of December 31, 2017
Reference		Long or	Settlement		Forward	Market Value
Currency	Counterparty	Short	Date	Local Currency	Rate	USD
Euro	Goldman Sachs International	Long	01/12/18	8,921,525	1.2004	$10,709,638
Euro	UBS AG	Long	01/12/18	10,174,300	1.2004	12,213,503
Euro	Goldman Sachs International	Short	01/12/18	(3,071,600)	1.2004	(3,687,231)
Euro	UBS AG	Short	01/12/18	(37,900)	1.2004	(45,496)

The December 31, 2018 and 2017 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Gold:

As of December 31, 2018 and 2017, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Gold Futures (COMEX)	Long	February 2019	47	1,282.70	100	$6,022,110

Forward Agreements as of December 31, 2018

		Long or		Notional Amount
Reference Index	Counterparty	Short	Valuation Price	at Value
0.995 Fine Troy Ounce Gold	Citibank, N.A.	Long	$1,279.65	$64,366,395
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,279.71	46,862,980
0.995 Fine Troy Ounce Gold	Societe Generale	Long	$1,279.64	1,279,640
0.995 Fine Troy Ounce Gold	UBS AG	Long	$1,279.62	48,497,598

Futures Positions as of December 31, 2017

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
Gold Futures (COMEX)	Long	February 2018	2	$1,309.30	100	$261,860

Forward Agreements as of December 31, 2017

				Notional
		Long or	Valuation	Amount at
Reference Index	Counterparty	Short	Price	Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,291.72	$69,494,536
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,291.66	49,625,577
0.995 Fine Troy Ounce Gold	Societe Generale	Long	1,291.62	16,791,060
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,291.70	51,280,490

The December 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2018 and 2017 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2018 and 2017, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Silver Futures (COMEX)	Long	March 2019	129	15.55	5,000	$10,023,300

Forward Agreements as of December 31, 2018

		Long or		Notional Amount
Reference Index	Counterparty	Short	Valuation Price	at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Long	$15.4734	$146,687,832
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$15.4746	124,892,402
0.999 Fine Troy Ounce Silver	Societe Generale	Long	$15.4732	1,547,320
0.999 Fine Troy Ounce Silver	UBS AG	Long	$15.4747	120,486,014

Futures Positions as of December 31, 2017

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
Silver Futures (COMEX)	Long	March 2018	2	$17.15	5,000	$171,450

Forward Agreements as of December 31, 2017

				Notional
		Long or	Valuation	Amount at
Reference Index	Counterparty	Short	Price	Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$16.8748	$175,548,544
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.8740	137,013,505
0.999 Fine Troy Ounce Silver	Societe Generale	Long	16.8739	63,850,838
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.8746	139,941,058

The December 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2018 and 2017 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2018 and 2017, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreement linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	January 2019	5,932	24.18	1,000	$143,406,100
VIX Futures (CBOE)	Long	February 2019	4,746	22.28	1,000	105,717,150

Swap Agreements as of December 31, 2018

		Long or		Notional Amount
Reference Index	Counterparty	Short	Index Close	at Value
iPath S&P 500 VIX Short-Term Futures ETN IOPV	Goldman Sachs International	Long	$46.8826	$72,301,516

Futures Positions as of December 31, 2017

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
VIX Futures (CBOE)	Long	January 2018	39,057	$11.48	1,000	$448,179,075
VIX Futures (CBOE)	Long	February 2018	27,298	12.48	1,000	340,542,550

The December 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. Prior to the close of business on February 27, 2018, the Fund generally attempted to adjust its positions in Financial Instruments each day to have

$2.00 of exposure to the Index for every $1.00 of net assets. As of the close of business on February 27, 2018, the Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of December 31, 2018 and 2017, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2018

Reference Currency		Long or	Settlement			Market Value
	Counterparty	Short	Date	Local Currency	Forward Rate	USD
Yen	Goldman Sachs International	Long	01/11/19	314,867,300	0.008893	$2,800,074
Yen	UBS AG	Long	01/11/19	955,546,600	0.009017	8,615,742
Yen	UBS AG	Short	01/11/19	(10,055,200)	0.008921	(89,698)

Foreign Currency Forward Contracts as of December 31, 2017
Reference		Long or	Settlement		Forward	Market Value
Currency	Counterparty	Short	Date	Local Currency	Rate	USD
Yen	Goldman Sachs International	Long	01/12/18	325,511,500	0.008878	$2,889,941
Yen	UBS AG	Long	01/12/18	331,666,700	0.008878	2,944,587
Yen	Goldman Sachs International	Short	01/12/18	(8,564,800)	0.008878	(76,040)
Yen	UBS AG	Short	01/12/18	(3,336,100)	0.008878	(29,618)

The December 31, 2018 and 2017 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Crude Oil ETF

As of December 31, 2018 and 2017, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
WTI Crude Oil (NYMEX)	Long	March 2019	5,751	45.72	1,000	$262,935,720

Futures Positions as of December 31, 2017
						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
WTI Crude Oil (NYMEX)	Long	March 2018	563	$60.44	1,000	$34,027,720

The December 31, 2018 and 2017 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraPro 3x Short Crude Oil ETF

As of December 31, 2018 and 2017, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
WTI Crude Oil (NYMEX)	Short	March 2019	1,225	45.72	1,000	$(56,007,000)

Futures Positions as of December 31, 2017
						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
WTI Crude Oil (NYMEX)	Short	March 2018	1,050	$60.44	1,000	$(63,462,000)

The December 31, 2018 and 2017 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of December 31, 2018 and 2017, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2019	315	70.54	1,000	$(22,213,800)

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2018	353	$78.11	1,000	$(27,572,830)

The December 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2018 and 2017, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
WTI Crude Oil (NYMEX)	Short	March 2019	641	45.72	1,000	$(29,306,520)

Swap Agreements as of December 31, 2018

		Long or		Notional Amount
Reference Index	Counterparty	Short	Index Close	at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$68.6586	$(67,986,223)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	68.6586	(43,744,157)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	68.6586	(31,327,722)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	68.6586	(13,980,566)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	68.6586	(42,493,832)

Futures Positions as of December 31, 2017

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
WTI Crude Oil (NYMEX)	Short	March 2018	1,125	$60.44	1,000	$(67,995,000)

Swap Agreements as of December 31, 2017

				Notional
		Long or	Index	Amount at
Reference Index	Counterparty	Short	Close	Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$88.0543	$(135,972,863)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	88.0543	(105,656,763)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	88.0543	(25,759,601)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	88.0543	(116,263,837)

The December 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2018 and 2017 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2018 and 2017, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Natural Gas (NYMEX)	Short	March 2019	1,250	2.85	10,000	$(35,637,500)

Futures Positions as of December 31, 2017

						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
Natural Gas (NYMEX)	Short	March 2018	475	$2.91	10,000	$(13,803,500)

The December 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2018 and 2017, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/11/19	11,497,100	1.1418	$13,127,174
Euro	UBS AG	Long	01/11/19	33,071,100	1.1451	37,868,488
Euro	Goldman Sachs International	Short	01/11/19	(152,127,525)	1.1422	(173,757,198)
Euro	UBS AG	Short	01/11/19	(161,054,700)	1.1407	(183,722,475)

Foreign Currency Forward Contracts as of December 31, 2017
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/12/18	15,379,400	1.2004	$18,461,845
Euro	UBS AG	Long	01/12/18	24,804,600	1.2004	29,776,108
Euro	Goldman Sachs International	Short	01/12/18	(191,822,225)	1.2004	(230,268,554)
Euro	UBS AG	Short	01/12/18	(185,510,600)	1.2004	(222,691,909)

The December 31, 2018 and 2017 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of December 31, 2018 and 2017, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2019	10	1,282.70	100	$(1,281,300)

Forward Agreements as of December 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank, N.A.	Short	$1,279.65	$(14,332,080)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,279.71	(9,723,237)
0.995 Fine Troy Ounce Gold	Societe Generale	Short	$1,279.64	(1,279,640)
0.995 Fine Troy Ounce Gold	UBS AG	Short	$1,279.62	(9,533,169)

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2018	2	$1,309.30	100	$(261,860)

Forward Agreements as of December 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A	Short	$1,291.72	$(24,413,508)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,291.66	$(16,530,665)
0.995 Fine Troy Ounce Gold	Societe Generale	Short	1,291.62	$(6,199,776)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,291.70	$(15,564,985)

The December 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2018 and 2017 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2018 and 2017, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2019	11	15.55	5,000	$(854,700)

Forward Agreements as of December 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank, N.A.	Short	$15.4734	$(6,173,887)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$15.4746	(8,658,038)
0.999 Fine Troy Ounce Silver	Societe Generale	Short	$15.4732	(1,547,320)
0.999 Fine Troy Ounce Silver	UBS AG	Short	$15.4747	(6,298,203)

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2018	2	$17.15	5,000	$(171,450)

Forward Agreements as of December 31, 2017

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$16.8748	$(8,926,769)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.8740	(7,061,769)
0.999 Fine Troy Ounce Silver	Societe Generale	Short	16.8739	(2,632,328)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.8746	(10,833,493)

The December 31, 2018 and 2017 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2018 and 2017 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2018 and 2017, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2018 and 2017, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/11/19	1,459,634,700	0.008901	$12,991,545
Yen	UBS AG	Long	01/11/19	2,446,453,800	0.008985	21,980,969
Yen	Goldman Sachs International	Short	01/11/19	(7,490,711,300)	0.008893	(66,611,796)
Yen	UBS AG	Short	01/11/19	(8,547,990,500)	0.008888	(75,970,705)

Foreign Currency Forward Contracts as of December 31, 2017

	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/12/18	1,557,430,400	0.008878	$13,827,104
Yen	UBS AG	Long	01/12/18	2,779,401,900	0.008878	24,675,953
Yen	Goldman Sachs International	Short	01/12/18	(16,323,923,000)	0.008878	(144,926,270)
Yen	UBS AG	Short	01/12/18	(17,545,808,000)	0.008878	(155,774,351)

The December 31, 2018 and 2017 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2018 and 2017, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2019	503	20.98	1,000	$10,550,425
VIX Futures (CBOE)	Long	May 2019	906	20.75	1,000	18,799,500
VIX Futures (CBOE)	Long	June 2019	906	20.55	1,000	18,618,300
VIX Futures (CBOE)	Long	July 2019	403	20.68	1,000	8,332,025
Futures Positions as of December 31, 2017
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2018	354	$13.88	1,000	$4,911,750
VIX Futures (CBOE)	Long	May 2018	603	14.38	1,000	8,668,125
VIX Futures (CBOE)	Long	June 2018	603	14.83	1,000	8,939,475
VIX Futures (CBOE)	Long	July 2018	248	15.43	1,000	3,825,400

The December 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of December 31, 2018 and 2017, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2018 and 2017, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2019	3,561	24.18	1,000	$86,087,175
VIX Futures (CBOE)	Long	February 2019	2,849	22.28	1,000	63,461,475

Futures Positions as of December 31, 2017

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2018	6,836	$11.48	1,000	$78,443,100
VIX Futures (CBOE)	Long	February 2018	4,770	12.48	1,000	59,505,750

The December 31, 2018 and 2017 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-0.5x, -1x, -2x, -3x, 1.5x, 2x, 3x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 of this Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

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

Statement of Operations for the three month periods ended March 31, 2018 and 2017, June 30, 2018 and 2017, September 30, 2018 and 2017, and December 31, 2018 and 2017 and the years ended December 31, 2018 and 2017 for each Fund, as applicable.

PROSHARES SHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$934	$7,908	$11,261	$24,354	$44,457

Net realized and unrealized gain (loss)	$(142,252)	$460,859	$87,653	$177,089	$583,349
Net income (loss)	$(141,318)	$468,767	$98,914	$201,443	$627,806
Net increase (decrease) in net asset value per share	$(0.71)	$2.35	$0.49	$1.01	$3.14

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(21,521)	$(11,755)	$(3,071)	$(1,280)	$(37,627)

Net realized and unrealized gain (loss)	$(170,097)	$(884,089)	$(307,476)	$(100,278)	$(1,461,940)
Net income (loss)	$(191,618)	$(895,844)	$(310,547)	$(101,558)	$(1,499,567)
Net increase (decrease) in net asset value per share	$(0.55)	$(2.77)	$(1.27)	$(0.51)	$(5.10)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(1,750,599)	$(645,154)	$(101,161)	$287,559	$(2,209,355)

Net realized and unrealized gain (loss)	$(1,937,523,391)	$70,228,943	$71,756,231	$(121,751,400)	$(1,917,289,617)
Net income (loss)	$(1,939,273,990)	$69,583,789	$71,655,070	$(121,463,841)	$(1,919,498,972)
Net increase (decrease) in net asset value per share	$(462.82)	$4.72	$8.00	$(16.74)	$(466.84)

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(906,192)	$(1,366,200)	$(1,640,811)	$(1,460,341)	$(5,373,544)

Net realized and unrealized gain (loss)	$129,026,068	$158,309,295	$288,397,978	$348,961,232	$924,694,573
Net income (loss)	$128,119,876	$156,943,095	$286,757,167	$347,500,891	$919,321,029
Net increase (decrease) in net asset value per share	$99.72	$38.25	$54.30	$134.47	$326.74

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$334,994	$650,229	$907,471	$1,130,114	$3,022,808

Net realized and unrealized gain (loss)	$74,009,930	$103,315,781	$17,868,429	$(334,398,877)	$(139,204,737)
Net income (loss)	$74,344,924	$103,966,010	$18,775,900	$(333,268,763)	$(136,181,929)
Net increase (decrease) in net asset value per share	$3.82	$6.85	$1.43	$(22.70)	$(10.60)

	Three Months Ended (unaudited)				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net investment income (loss)	$(954,505)	$(509,922)	$(19,527)	$104,493	$(1,379,461)

Net realized and unrealized gain (loss)	$(148,281,338)	$(139,809,044)	$158,317,992	$165,161,855	$35,389,465
Net income (loss)	$(149,235,843)	$(140,318,966)	$158,298,465	$165,266,348	$34,010,004
Net increase (decrease) in net asset value per share	$(4.38)	$(4.16)	$3.10	$5.76	$0.32

PROSHARES ULTRA BLOOMBERG NATURAL GAS*

	Three Months Ended (unaudited)				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Net investment income (loss)	$7,455	$21,771	$30,444	$36,649	$96,319

Net realized and unrealized gain (loss)	$(3,836,207)	$1,576,734	$1,494,408	$4,310,866	$3,545,801
Net income (loss)	$(3,828,752)	$1,598,505	$1,524,852	$4,347,515	$3,642,120
Net increase (decrease) in net asset value per share	$(5.16)	$1.80	$1.06	$(5.06)	$(7.36)

	Three Months Ended (unaudited)				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net investment income (loss)	$(86,507)	$(61,668)	$(42,774)	$(42,813)	$(233,762)

Net realized and unrealized gain (loss)	$(13,477,218)	$(7,979,526)	$(3,091,821)	$(11,559,125)	$(36,107,690)
Net income (loss)	$(13,563,725)	$(8,041,194)	$(3,134,595)	$(11,601,938)	$(36,341,452)
Net increase (decrease) in net asset value per share	$(32.88)	$(12.51)	$(5.15)	$(11.06)	$(61.60)

PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Net investment income (loss)	$1,487	$3,336	$8,290	$17,710	$30,823

Net realized and unrealized gain (loss)	$318,529	$(1,063,679)	$(199,010)	$(325,517)	$(1,269,677)
Net income (loss)	$320,016	$(1,060,343)	$(190,720)	$(307,807)	$(1,238,854)
Net increase (decrease) in net asset value per share	$0.66	$(2.01)	$(0.39)	$(0.61)	$(2.35)

	Three Months Ended (unaudited)				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net investment income (loss)	$(15,287)	$(9,508)	$(1,256)	$(3,731)	$(29,782)

Net realized and unrealized gain (loss)	$265,851	$2,025,264	$740,046	$18,765	$3,049,926
Net income (loss)	$250,564	$2,015,756	$738,790	$15,034	$3,020,144
Net increase (decrease) in net asset value per share	$0.22	$1.92	$0.97	$0.31	$3.42

PROSHARES ULTRA GOLD

	Three Months Ended (unaudited)				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Net investment income (loss)	$87,511	$174,419	$187,472	$176,229	$625,631

Net realized and unrealized gain (loss)	$3,647,616	$(11,510,819)	$(9,205,070)	$10,403,281	$(6,664,992)
Net income (loss)	$3,735,127	$(11,336,400)	$(9,017,598)	$10,579,510	$(6,039,361)
Net increase (decrease) in net asset value per share	$1.56	$(4.95)	$(4.00)	$4.63	$(2.76)

	Three Months Ended (unaudited)				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net investment income (loss)	$(120,985)	$(46,666)	$7,054	$24,268	$(136,329)

Net realized and unrealized gain (loss)	$15,847,919	$(1,388,144)	$4,916,536	$205,251	$19,581,562
Net income (loss)	$15,726,934	$(1,434,810)	$4,923,590	$229,519	$19,445,233
Net increase (decrease) in net asset value per share	$5.43	$(0.58)	$2.07	$0.06	$6.98

PROSHARES ULTRA SILVER

	Three Months Ended (unaudited)				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Net investment income (loss)	$214,408	$386,411	$489,197	$379,163	$1,469,179

Net realized and unrealized gain (loss)	$(19,015,679)	$(9,668,809)	$(50,021,707)	$26,147,651	$(52,558,544)
Net income (loss)	$(18,801,271)	$(9,282,398)	$(49,532,510)	$26,526,814	$(51,089,365)
Net increase (decrease) in net asset value per share	$(2.72)	$(1.45)	$(6.36)	$3.37	$(7.16)

	Three Months Ended (unaudited)				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net investment income (loss)	$(342,224)	$(132,432)	$543	$64,361	$(409,752)

Net realized and unrealized gain (loss)	$57,477,740	$(52,612,922)	$8,227,922	$(2,142,996)	$10,949,744
Net income (loss)	$57,135,516	$(52,745,354)	$8,228,465	$(2,078,635)	$10,539,992
Net increase (decrease) in net asset value per share	$7.16	$(7.37)	$0.79	$(0.47)	$0.11

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Net investment income (loss)	$(1,067,496)	$(1,082,646)	$(1,124,013)	$128,484	$(3,145,671)

Net realized and unrealized gain (loss)	$484,076,554	$(148,750,315)	$(230,179,281)	$350,498,454	$455,645,412
Net income (loss)	$483,009,058	$(149,832,961)	$(231,303,294)	$350,626,938	$452,499,741
Net increase (decrease) in net asset value per share	$43.35	$(33.76)	$(24.76)	$44.96	$29.79

	Three Months Ended (unaudited)				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net investment income (loss)	$(1,317,510)	$(1,224,224)	$(1,324,516)	$(1,029,811)	$(4,896,061)

Net realized and unrealized gain (loss)	$(394,130,275)	$(123,657,363)	$(222,032,721)	$(307,455,310)	$(1,047,275,669)
Net income (loss)	$(395,447,785)	$(124,881,587)	$(223,357,237)	$(308,485,121)	$(1,052,171,730)
Net increase (decrease) in net asset value per share	$(545.76)	$(127.28)	$(93.40)	$(51.52)	$(817.96)

PROSHARES ULTRA YEN

	Three Months Ended (unaudited)				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Net investment income (loss)	$(3,069)	$(2,527)	$(1,364)	$5,977	$(983)

Net realized and unrealized gain (loss)	$310,931	$(277,136)	$(177,347)	$185,406	$41,854
Net income (loss)	$307,862	$(279,663)	$(178,711)	$191,383	$40,871
Net increase (decrease) in net asset value per share	$6.16	$(5.60)	$(3.57)	$3.22	$0.21

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(9,333)	$(7,450)	$(4,166)	$(933)	$(21,882)

Net realized and unrealized gain (loss)	$508,099	$(165,870)	$(57,317)	$(23,996)	$260,916
Net income (loss)	$498,766	$(173,320)	$(61,483)	$(24,929)	$239,034
Net increase (decrease) in net asset value per share	$4.99	$(1.74)	$(0.61)	$(0.75)	$1.89

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(31,115)	$(64,951)	$3,898	$53,884	$(38,284)

Net realized and unrealized gain (loss)	$3,206,782	$8,642,480	$4,526,787	$(78,680,204)	$(62,304,155)
Net income (loss)	$3,175,667	$8,577,529	$4,530,685	$(78,626,320)	$(62,342,439)
Net increase (decrease) in net asset value per share	$8.52	$16.48	$2.36	$(52.06)	$(24.70)

	Three Months Ended (unaudited)				March 24, 2017 (Commencement of Operations) through December 31, 2017
	March 24, 2017 (Commencement of Operations) through March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(1,818)	$(40,999)	$(56,323)	$(20,378)	$(119,518)

Net realized and unrealized (loss)	$849,623	$(2,105,005)	$5,666,068	$3,025,930	$7,436,616
Net income (loss)	$847,805	$(2,146,004)	$5,609,745	$3,005,552	$7,317,098
Net increase (decrease) in net assets value per share	$4.24	$(9.72)	$5.75	$12.51	$12.78

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(67,214)	$(65,455)	$(8,035)	$32,013	$(108,691)

Net realized and unrealized gain (loss)	$(5,422,950)	$(8,500,464)	$(2,905,992)	$34,214,317	$17,384,911
Net income (loss)	$(5,490,164)	$(8,565,919)	$(2,914,027)	$34,246,330	$17,276,220
Net increase (decrease) in net asset value per share	$(11.52)	$(11.49)	$(2.90)	$33.38	$7.47

	Three Months Ended (unaudited)				March 24, 2017 (Commencement of Operations) through December 31, 2017
	March 24, 2017 (Commencement of Operations) through March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(1,831)	$(23,799)	$(34,013)	$(50,947)	$(110,590)

Net realized and unrealized (loss)	$(767,272)	$2,294,341	$(3,718,433)	$(7,843,419)	$(10,034,783)
Net income (loss)	$(769,103)	$2,270,542	$(3,752,446)	$(7,894,366)	$(10,145,373)
Net increase (decrease) in net assets value per share	$(15.37)	$21.21	$(35.76)	$(27.76)	$(57.68)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$135	$4,750	$9,501	$22,360	$36,746

Net realized and unrealized gain (loss)	$71,892	$509,518	$371,946	$580,876	$1,534,232
Net income (loss)	$72,027	$514,268	$381,447	$603,236	$1,570,978
Net increase (decrease) in net asset value per share	$1.42	$3.43	$2.19	$2.59	$9.63

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(23,329)	$(15,526)	$(3,456)	$(4,463)	$(46,774)

Net realized and unrealized gain (loss)	$(1,964,554)	$(142,645)	$(615,591)	$(220,437)	$(2,943,227)
Net income (loss)	$(1,987,883)	$(158,171)	$(619,047)	$(224,900)	$(2,990,001)
Net increase (decrease) in net asset value per share	$(6.63)	$(0.85)	$(2.27)	$0.04	$(9.71)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$189,482	$343,498	$350,275	$155,375	$1,038,630

Net realized and unrealized gain (loss)	$(32,789,044)	$(49,301,579)	$(9,315,729)	$107,877,779	$16,471,427
Net income (loss)	$(32,599,562)	$(48,958,081)	$(8,965,454)	$108,033,154	$17,510,057
Net increase (decrease) in net asset value per share	$(4.35)	$(5.03)	$(1.34)	$16.20	$5.48

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(290,700)	$(120,394)	$(15,678)	$71,121	$(355,651)

Net realized and unrealized gain (loss)	$38,779,779	$45,493,259	$(39,865,590)	$(71,856,939)	$(27,449,491)
Net income (loss)	$38,489,079	$45,372,865	$(39,881,268)	$(71,785,818)	$(27,805,142)
Net increase (decrease) in net asset value per share	$5.00	$6.73	$(9.83)	$(9.29)	$(7.39)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(9,587)	$(2,564)	$1,662	$6,035	$(4,454)

Net realized and unrealized gain (loss)	$1,678,891	$(587,894)	$(278,829)	$(3,025,179)	$(2,213,011)
Net income (loss)	$1,669,304	$(590,458)	$(277,167)	$(3,019,144)	$(2,217,465)
Net increase (decrease) in net asset value per share	$3.40	$(4.29)	$(2.99)	$(13.99)	$(17.87)

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(15,816)	$(15,159)	$(13,899)	$(9,577)	$(54,451)

Net realized and unrealized gain (loss)	$1,192,243	$930,163	$464,313	$1,560,133	$4,146,852
Net income (loss)	$1,176,427	$915,004	$450,414	$1,550,556	$4,092,401
Net increase (decrease) in net asset value per share	$6.14	$3.92	$0.71	$5.61	$16.38

PROSHARES ULTRASHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$168,129	$322,447	$376,603	$457,315	$1,324,494

Net realized and unrealized gain (loss)	$(8,816,475)	$22,599,812	$3,375,847	$6,663,407	$23,822,591
Net income (loss)	$(8,648,346)	$22,922,259	$3,752,450	$7,120,722	$25,147,085
Net increase (decrease) in net asset value per share	$(0.88)	$2.46	$0.51	$0.97	$3.06

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(359,021)	$(125,473)	$22,669	$65,110	$(396,715)

Net realized and unrealized gain (loss)	$(8,389,520)	$(34,805,151)	$(14,398,822)	$(4,629,435)	$(62,222,928)
Net income (loss)	$(8,748,541)	$(34,930,624)	$(14,376,153)	$(4,564,325)	$(62,619,643)
Net increase (decrease) in net asset value per share	$(0.66)	$(3.30)	$(1.43)	$(0.48)	$(5.87)

PROSHARES ULTRASHORT GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$22,378	$47,828	$51,360	$49,775	$171,341

Net realized and unrealized gain (loss)	$(1,361,639)	$3,454,273	$2,987,259	$(3,283,495)	$1,796,398
Net income (loss)	$(1,339,261)	$3,502,101	$3,038,619	$(3,233,720)	$1,967,739
Net increase (decrease) in net asset value per share	$(3.33)	$8.51	$8.75	$(11.12)	$2.81

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(46,877)	$(18,164)	$(974)	$5,150	$(60,865)

Net realized and unrealized gain (loss)	$(9,082,640)	$386,449	$(2,343,917)	$(502,928)	$(11,543,036)
Net income (loss)	$(9,129,517)	$368,285	$(2,344,891)	$(497,778)	$(11,603,901)
Net increase (decrease) in net asset value per share	$(14.93)	$(0.10)	$(5.02)	$(0.81)	$(20.86)

PROSHARES ULTRASHORT SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$13,187	$33,075	$41,266	$24,944	$112,472

Net realized and unrealized gain (loss)	$1,107,177	$811,275	$5,482,203	$(2,494,901)	$4,905,754
Net income (loss)	$1,120,364	$844,350	$5,523,469	$(2,469,957)	$5,018,226
Net increase (decrease) in net asset value per share	$2.22	$0.84	$8.79	$(6.43)	$5.42

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(23,560)	$(14,368)	$(2,336)	$3,664	$(36,600)

Net realized and unrealized gain (loss)	$(4,740,632)	$3,653,850	$(860,944)	$(32,682)	$(1,980,408)
Net income (loss)	$(4,764,192)	$3,639,482	$(863,280)	$(29,018)	$(2,017,008)
Net increase (decrease) in net asset value per share	$(7.93)	$5.37	$(2.76)	$(0.28)	$(5.60)

PROSHARES ULTRASHORT YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$81,401	$151,662	$178,878	$195,933	$607,874

Net realized and unrealized gain (loss)	$(11,656,244)	$7,918,559	$4,795,653	$(3,586,623)	$(2,528,655)
Net income (loss)	$(11,574,843)	$8,070,221	$4,974,531	$(3,390,690)	$(1,920,781)
Net increase (decrease) in net asset value per share	$(7.73)	$6.29	$4.72	$(4.32)	$(1.04)

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(311,744)	$(97,161)	$12,821	$40,110	$(355,974)

Net realized and unrealized gain (loss)	$(26,914,503)	$3,039,471	$(1,148,866)	$1,063,273	$(23,960,625)
Net income (loss)	$(27,226,247)	$2,942,310	$(1,136,045)	$1,103,383	$(24,316,599)
Net increase (decrease) in net asset value per share	$(7.69)	$1.52	$0.19	$0.67	$(5.31)

PROSHARES VIX MID-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(4,487)	$2,771	$20,539	$97,505	$116,328

Net realized and unrealized gain (loss)	$8,636,903	$(2,832,596)	$(2,176,011)	$6,677,557	$10,305,853
Net income (loss)	$8,632,416	$(2,829,825)	$(2,155,472)	$6,775,062	$10,422,181
Net increase (decrease) in net asset value per share	$5.32	$(3.58)	$(2.46)	$6.08	$5.36

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(44,567)	$(23,141)	$(15,787)	$1,688	$(81,807)

Net realized and unrealized gain (loss)	$(11,431,860)	$(4,800,903)	$(3,599,127)	$(6,414,851)	$(26,246,741)
Net income (loss)	$(11,476,427)	$(4,824,044)	$(3,614,914)	$(6,413,163)	$(26,328,548)
Net increase (decrease) in net asset value per share	$(10.24)	$(4.44)	$(2.26)	$(3.91)	$(20.85)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(47,426)	$(16,991)	$50,013	$381,069	$366,665

Net realized and unrealized gain (loss)	$91,294,868	$(23,350,906)	$(41,230,299)	$85,342,613	$112,056,276
Net income (loss)	$91,247,442	$(23,367,897)	$(41,180,286)	$85,723,682	$112,422,941
Net increase (decrease) in net asset value per share	$16.42	$(9.34)	$(8.57)	$16.73	$15.24

	Three Months Ended (unaudited)				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net investment income (loss)	$(184,221)	$(110,768)	$(61,284)	$63,087	$(293,186)

Net realized and unrealized gain (loss)	$(72,088,449)	$(27,306,331)	$(44,663,153)	$(54,252,986)	$(198,310,919)
Net income (loss)	$(72,272,670)	$(27,417,099)	$(44,724,437)	$(54,189,899)	$(198,604,105)
Net increase (decrease) in net asset value per share	$(32.15)	$(10.02)	$(10.12)	$(9.23)	$(61.52)

See the Index to Financial Statements on Page 135 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2018, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust’s management takes responsibility for establishing and maintaining adequate internal control over financial reporting of the Trust and the Funds, as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Trust’s and the Funds’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust and the Funds; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Funds’ receipts and expenditures are being made only in accordance with appropriate authorizations of management of the Trust on behalf of the Trust and the Funds; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s or the Funds’ assets that could have a material effect on the Trust’s or the Funds’ financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2018. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part III.

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

As of December 31, 2018, the Sponsor serves as the Trust’s commodity pool operator.

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

Background and Principals

As of December 31, 2018, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

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

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008 and a listed principal of the Sponsor since September 18, 2013. Mr. Karpowicz has been employed by PFA since July 2002 and PSA since its inception as Vice President of Financial Administration. Mr. Karpowicz is 55 years old.

Todd B. Johnson, Principal Executive Officer of the Trust since January 2014; Chief Investment Officer of the Sponsor since February 27, 2009, a registered swap associated person of the Sponsor since January 4, 2013, a registered associated person of the Sponsor since January 29, 2010, and a listed principal of the Sponsor since January 16, 2009. As Principal Executive Officer of the Trust, Mr. Johnson’s responsibilities include oversight of the operations of the Trust. As Chief Investment Officer of the Sponsor, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PFA and PSA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. In addition, Mr. Johnson has been listed as a principal and associated person of PSA since January 14, 2014. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005. Mr. Johnson is 55 years old.

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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2018, the following represents Management Fees earned by the Sponsor:

Fund	Amount
ProShares Short Euro	$78,253
ProShares Short VIX Short-Term Futures ETF	5,617,477
ProShares Ultra Bloomberg Crude Oil	3,918,014
ProShares Ultra Bloomberg Natural Gas	305,706
ProShares Ultra Euro	82,081
ProShares Ultra Gold	811,581
ProShares Ultra Silver	2,020,586
ProShares Ultra VIX Short-Term Futures ETF	3,966,185
ProShares Ultra Yen	27,913
ProShares UltraPro 3x Crude Oil ETF	277,762
ProShares UltraPro 3x Short Crude Oil ETF	176,390
ProShares UltraShort Australian Dollar	75,944
ProShares UltraShort Bloomberg Crude Oil	1,663,576
ProShares UltraShort Bloomberg Natural Gas	84,418
ProShares UltraShort Euro	1,720,827
ProShares UltraShort Gold	252,524
ProShares UltraShort Silver	196,546
ProShares UltraShort Yen	791,468
ProShares VIX Mid-Term Futures ETF	221,717
ProShares VIX Short-Term Futures ETF	1,046,876

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$810,400	$744,400
Audit-Related Fees	34,000	97,500
Tax Fees	3,207,930	3,294,470
All Other Fees	—	—

Total Trust	$4,052,330	$4,136,370

Audit fees for the year ended December 31, 2018 consist of fees paid to PwC for the audit of the Funds’ December 31, 2018 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2017 and December 31, 2018 consist of fees paid to PwC for the audit of the Funds’ December 31, 2017 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5)

The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV.

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

Not applicable.

ProShares Trust II

Financial Statements as of December 31, 2018

Index

Documents	Page
Report of Independent Registered Public Accounting Firm	138
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

ProShares Short Euro	140
ProShares Short VIX Short-Term Futures ETF	146
ProShares Ultra Bloomberg Crude Oil	152
ProShares Ultra Bloomberg Natural Gas	158
ProShares Ultra Euro	164
ProShares Ultra Gold	170
ProShares Ultra Silver	176
ProShares Ultra VIX Short-Term Futures ETF	182
ProShares Ultra Yen	188
ProShares UltraPro 3x Crude Oil ETF	194
ProShares UltraPro 3x Short Crude Oil ETF	200
ProShares UltraShort Australian Dollar	206
ProShares UltraShort Bloomberg Crude Oil	212
ProShares UltraShort Bloomberg Natural Gas	218
ProShares UltraShort Euro	224
ProShares UltraShort Gold	230
ProShares UltraShort Silver	236
ProShares UltraShort Yen	242
ProShares VIX Mid-Term Futures ETF	248
ProShares VIX Short-Term Futures ETF	254
ProShares Trust II	260
Notes to Financial Statements	264

Report of Independent Registered Public Accounting Firm

To the Sponsor of ProShares Trust II and Shareholders of each of the individual twenty funds listed below, comprising ProShares Trust II

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual twenty funds listed below constituting ProShares Trust II (hereafter collectively referred to as the “Trust”), as of December 31, 2018 and 2017, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a), (b) and (c) below, including the related notes (collectively referred to as the “financial statements”). We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the twenty funds listed below as of December 31, 2018 and 2017, and the combined and individual results of their operations and their cash flows for the respective periods described in (a), (b) and (c) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual twenty funds listed below maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

ProShares UltraShort Silver (a)

ProShares UltraShort Yen (a)

ProShares VIX Mid-Term Futures ETF (a)

ProShares VIX Short-Term Futures ETF (a)

ProShares Trust II (“combined”) (c)

(a)

Statements of financial condition, including the schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018

(b)

Statements of financial condition, including the schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations, of changes in shareholders’ equity and of cash flows for the year ended December 31, 2018 and for the period January 13, 2017 (inception) through December 31, 2017

(c)

Statements of financial condition as of December 31, 2018 and 2017, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018

Basis for Opinions

The Trust’s management is responsible for the combined Trust’s and each of the individual fund’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust’s and each of the individual fund’s financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust and each of the individual funds in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined Trust’s and each of the individual fund’s financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting for the combined Trust and each individual fund was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the combined Trust’s and each of the individual fund’s financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined Trust’s and each of the individual fund’s financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined Trust’s and each of the individual fund’s financial statements. Our audits of internal control over financial reporting included obtaining an understanding of the combined Trust’s and each of the individual fund’s internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 1, 2019

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

We have served as the auditor of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since 2017.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $599,431 and $6,996,595, respectively)	$599,429	$6,996,235
Cash	7,873,056	923,063
Segregated cash balances with brokers for futures contracts	151,800	122,430
Interest receivable	7,641	—

Total assets	8,631,926	8,041,728

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,250	43,311
Payable to Sponsor	6,990	6,537

Total liabilities	12,240	49,848

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,619,686	7,991,880

Total liabilities and shareholders’ equity	$8,631,926	$8,041,728

Shares outstanding	200,000	200,000

Net asset value per share	$43.10	$39.96

Market value per share (Note 2)	$43.08	$39.99

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (7% of shareholders’ equity)
U.S. Treasury Bills^^:
1.689% due 01/03/19	$200,000	$199,988
1.941% due 01/17/19	200,000	199,808
1.976% due 01/31/19	200,000	199,633

Total short-term U.S. government and agency obligations (cost $599,431)		$599,429

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires March 2019	60	$8,641,875	$(43,281)

^^	Rates shown represent discount rate at the time of purchase.

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

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$123,954	$75,953	$32,959

Expenses
Management fee	78,253	111,736	153,021
Brokerage commissions	1,244	1,844	2,666

Total expenses	79,497	113,580	155,687

Net investment income (loss)	44,457	(37,627)	(122,728)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	459,984	(1,161,987)	663,774
Short-term U.S. government and agency obligations	—	(384)	33

Net realized gain (loss)	459,984	(1,162,371)	663,807

Change in net unrealized appreciation/depreciation on
Futures contracts	123,007	(299,188)	(110,538)
Short-term U.S. government and agency obligations	358	(381)	12

Change in net unrealized appreciation/depreciation	123,365	(299,569)	(110,526)

Net realized and unrealized gain (loss)	583,349	(1,461,940)	553,281

Net income (loss)	$627,806	$(1,499,567)	$430,553

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$7,991,880	$15,770,088	$17,510,898
Addition of –, – and 50,000 shares, respectively	—	—	2,109,382
Redemption of –, 150,000 and 100,005 shares, respectively	—	(6,278,641)	(4,280,745)

Net addition (redemption) of –, (150,000) and (50,005) shares, respectively	—	(6,278,641)	(2,171,363)

Net investment income (loss)	44,457	(37,627)	(122,728)
Net realized gain (loss)	459,984	(1,162,371)	663,807
Change in net unrealized appreciation/depreciation	123,365	(299,569)	(110,526)

Net income (loss)	627,806	(1,499,567)	430,553

Shareholders’ equity, end of period	$8,619,686	$7,991,880	$15,770,088

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$627,806	$(1,499,567)	$430,553
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(371,708,641)	(52,920,382)	(53,315,548)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	378,200,000	59,163,769	55,336,935
Net amortization and accretion on short-term U.S. government and agency obligations	(94,195)	(75,559)	(32,959)
Net realized gain (loss) on investments	—	384	(33)
Change in unrealized appreciation/depreciation on investments	(358)	381	(12)
Decrease (Increase) in receivable on futures contracts	—	—	84,235
Decrease (Increase) in interest receivable	(7,641)	—	—
Increase (Decrease) in payable to Sponsor	453	(6,149)	(1,409)
Increase (Decrease) in payable on futures contracts	(38,061)	(33,355)	76,666

Net cash provided by (used in) operating activities	6,979,363	4,629,522	2,578,428

Cash flow from financing activities
Proceeds from addition of shares	—	—	2,109,382
Payment on shares redeemed	—	(6,278,641)	(4,280,745)

Net cash provided by (used in) financing activities	—	(6,278,641)	(2,171,363)

Net increase (decrease) in cash	6,979,363	(1,649,119)	407,065
Cash, beginning of period	1,045,493	2,694,612	2,287,547

Cash, end of period	$8,024,856	$1,045,493	$2,694,612

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $494,962,509, respectively)	$—	$494,910,644
Cash	180,835,767	1,468,000
Segregated cash balances with brokers for futures contracts	116,062,688	299,200,276
Receivable on open futures contracts	63,300,889	20,758,850
Interest receivable	142,222	—

Total assets	360,341,566	816,337,770

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	44,817,710
Payable on open futures contracts	15,448,037	528,750
Payable to Sponsor	297,266	827,439

Total liabilities	15,745,303	46,173,899

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	344,596,263	770,163,871

Total liabilities and shareholders’ equity	$360,341,566	$816,337,770

Shares outstanding (Note 1)	8,134,307	1,512,500

Net asset value per share (Note 1)	$42.36	$509.20

Market value per share (Note 1) (Note 2)	$42.30	$512.84

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires January 2019	4,103	$99,190,025	$(15,386,661)
VIX Futures - CBOE, expires February 2019	3,282	73,106,550	910,460

			$(14,476,201)

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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$5,721,966	$6,001,679	$1,126,057

Expenses
Management fee	5,617,477	7,147,223	4,448,808
Brokerage commissions	2,162,086	4,226,442	2,074,099
Brokerage fees	151,758	1,558	—

Total expenses	7,931,321	11,375,223	6,522,907

Net investment income (loss)	(2,209,355)	(5,373,544)	(5,396,850)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,885,564,719)	897,400,516	440,391,389
Short-term U.S. government and agency obligations	(259,113)	(443)	(11,670)

Net realized gain (loss)	(1,885,823,832)	897,400,073	440,379,719

Change in net unrealized appreciation/depreciation on
Futures contracts	(31,517,650)	27,351,060	(21,056,026)
Short-term U.S. government and agency obligations	51,865	(56,560)	(6,824)

Change in net unrealized appreciation/depreciation	(31,465,785)	27,294,500	(21,062,850)

Net realized and unrealized gain (loss)	(1,917,289,617)	924,694,573	419,316,869

Net income (loss)	$(1,919,498,972)	$919,321,029	$413,920,019

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$770,163,871	$228,075,387	$642,811,361
Addition of 19,000,000, 13,137,500 and 26,475,000 shares, respectively (Note 1)	2,433,234,181	3,985,678,031	2,867,628,691
Redemption of 12,378,193, 12,875,000 and 31,550,020 shares, respectively (Note 1)	(939,302,817)	(4,362,910,576)	(3,696,284,684)

Net addition (redemption) of 6,621,807, 262,500 and (5,075,020) shares, respectively (Note 1)	1,493,931,364	(377,232,545)	(828,655,993)

Net investment income (loss)	(2,209,355)	(5,373,544)	(5,396,850)
Net realized gain (loss)	(1,885,823,832)	897,400,073	440,379,719
Change in net unrealized appreciation/depreciation	(31,465,785)	27,294,500	(21,062,850)

Net income (loss)	(1,919,498,972)	919,321,029	413,920,019

Shareholders’ equity, end of period	$344,596,263	$770,163,871	$228,075,387

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,919,498,972)	$919,321,029	$413,920,019
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(23,270,517,650)	(7,250,717,757)	(2,915,165,614)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	23,768,116,025	6,931,640,345	3,281,269,459
Net amortization and accretion on short-term U.S. government and agency obligations	(2,894,979)	(5,493,799)	(1,126,057)
Net realized gain (loss) on investments	259,113	443	11,670
Change in unrealized appreciation/depreciation on investments	(51,865)	56,560	6,824
Decrease (Increase) in receivable on futures contracts	(42,542,039)	(19,699,432)	(1,059,418)
Decrease (Increase) in interest receivable	(142,222)	—	—
Increase (Decrease) in payable to Sponsor	(530,173)	597,228	(277,306)
Increase (Decrease) in payable on futures contracts	14,919,287	203,750	(1,095,271)

Net cash provided by (used in) operating activities	(1,452,883,475)	575,908,367	776,484,306

Cash flow from financing activities
Proceeds from addition of shares	2,433,234,181	3,985,678,031	2,877,792,848
Payment on shares redeemed	(984,120,527)	(4,318,092,866)	(3,725,781,791)

Net cash provided by (used in) financing activities	1,449,113,654	(332,414,835)	(847,988,943)

Net increase (decrease) in cash	(3,769,821)	243,493,532	(71,504,637)
Cash, beginning of period	300,668,276	57,174,744	128,679,381

Cash, end of period	$296,898,455	$300,668,276	$57,174,744

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $280,497,709 and $459,543,053, respectively)	$280,502,900	$459,515,902
Cash	123,257,905	1,532,748
Segregated cash balances with brokers for futures contracts	13,563,407	8,796,755
Segregated cash balances with brokers for swap agreements	11,197,000	—
Unrealized appreciation on swap agreements	—	62,238,361
Receivable from capital shares sold	12,991,664	—
Receivable on open futures contracts	190,440	2,242,001
Interest receivable	62,514	—

Total assets	441,765,830	534,325,767

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	9,464,420
Payable on open futures contracts	311,815	—
Payable to Sponsor	287,236	415,821
Unrealized depreciation on swap agreements	72,767,125	—

Total liabilities	73,366,176	9,880,241

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	368,399,654	524,445,526

Total liabilities and shareholders’ equity	$441,765,830	$534,325,767

Shares outstanding	28,211,317	22,161,317

Net asset value per share	$13.06	$23.66

Market value per share (Note 2)	$13.30	$23.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (76% of shareholders’ equity)
U.S. Treasury Bills^^:
1.607% due 01/03/19†	$15,000,000	$14,999,078
2.287% due 01/17/19†	91,000,000	90,912,794
2.260% due 01/31/19†	90,000,000	89,834,697
2.400% due 02/14/19†	85,000,000	84,756,331

Total short-term U.S. government and agency obligations (cost $280,497,709)		$280,502,900

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2019	3,121	$142,692,120	$(14,040,301)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/07/19	$192,061,821	$(22,752,565)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	112,179,333	(15,691,687)
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	01/07/19	113,997,533	(13,836,386)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	38,382,074	(5,206,589)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	137,242,162	(15,279,898)

Total Unrealized Depreciation				$(72,767,125)

†	All or partial amount pledged as collateral for swap agreements.
^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of December 31, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$7,041,517	$5,982,049	$2,170,633

Expenses
Management fee	3,918,014	7,120,247	8,263,078
Brokerage commissions	100,695	241,263	538,935

Total expenses	4,018,709	7,361,510	8,802,013

Net investment income (loss)	3,022,808	(1,379,461)	(6,631,380)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,149,395)	28,048,922	43,093,616
Swap agreements	24,906,389	(5,902,710)	30,967,424
Short-term U.S. government and agency obligations	(2,307)	(14,496)	(17,374)

Net realized gain (loss)	21,754,687	22,131,716	74,043,666

Change in net unrealized appreciation/depreciation on
Futures contracts	(25,986,280)	6,408,814	23,466,479
Swap agreements	(135,005,486)	6,879,790	127,535,160
Short-term U.S. government and agency obligations	32,342	(30,855)	5,463

Change in net unrealized appreciation/depreciation	(160,959,424)	13,257,749	151,007,102

Net realized and unrealized gain (loss)	(139,204,737)	35,389,465	225,050,768

Net income (loss)	$(136,181,929)	$34,010,004	$218,419,388

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$524,445,526	$933,731,860	$783,922,475
Addition of 24,600,000, 68,500,000 and 62,875,000 shares, respectively	518,136,436	1,156,816,574	1,094,604,444
Redemption of 18,550,000, 86,352,616 and 54,025,001 shares, respectively	(538,000,379)	(1,600,112,912)	(1,163,214,447)

Net addition (redemption) of 6,050,000, (17,852,616) and 8,849,999 shares, respectively	(19,863,943)	(443,296,338)	(68,610,003)

Net investment income (loss)	3,022,808	(1,379,461)	(6,631,380)
Net realized gain (loss)	21,754,687	22,131,716	74,043,666
Change in net unrealized appreciation/depreciation	(160,959,424)	13,257,749	151,007,102

Net income (loss)	(136,181,929)	34,010,004	218,419,388

Shareholders’ equity, end of period	$368,399,654	$524,445,526	$933,731,860

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$(136,181,929)	$34,010,004	$218,419,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(15,528,795,124)	(6,401,999,444)	(3,746,504,691)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	15,714,465,442	6,833,376,973	3,661,263,949
Net amortization and accretion on short-term U.S. government and agency obligations	(6,627,281)	(5,888,775)	(2,170,633)
Net realized gain (loss) on investments	2,307	14,496	17,374
Change in unrealized appreciation/depreciation on investments	134,973,144	(6,848,935)	(127,540,623)
Decrease (Increase) in receivable on futures contracts	2,051,561	(2,242,001)	5,150,763
Decrease (Increase) in interest receivable	(62,514)	—	—
Increase (Decrease) in payable to Sponsor	(128,585)	(397,278)	176,115
Increase (Decrease) in brokerage commissions payable	—	(2,332)	(22,668)
Increase (Decrease) in payable on futures contracts	311,815	(1,993,438)	1,993,438

Net cash provided by (used in) operating activities	180,008,836	448,029,270	10,782,412

Cash flow from financing activities
Proceeds from addition of shares	505,144,772	1,156,816,574	1,099,498,953
Payment on shares redeemed	(547,464,799)	(1,616,527,496)	(1,139,850,399)

Net cash provided by (used in) financing activities	(42,320,027)	(459,710,922)	(40,351,446)

Net increase (decrease) in cash	137,688,809	(11,681,652)	(29,569,034)
Cash, beginning of period	10,329,503	22,011,155	51,580,189

Cash, end of period	$148,018,312	$10,329,503	$22,011,155

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $8,380,716 and $50,963,586, respectively)	$8,380,427	$50,961,356
Cash	731,158	4,417,324
Segregated cash balances with brokers for futures contracts	6,299,444	10,299,573
Receivable from capital shares sold	2,528,757	326,440
Receivable on open futures contracts	—	1,520,156
Interest receivable	11,508	—

Total assets	17,951,294	67,524,849

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,211,794
Payable on open futures contracts	3,309,741	—
Payable to Sponsor	24,113	44,105

Total liabilities	3,333,854	4,255,899

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,617,440	63,268,950

Total liabilities and shareholders’ equity	$17,951,294	$67,524,849

Shares outstanding (Note 1)	578,150	1,938,434

Net asset value per share (Note 1)	$25.28	$32.64

Market value per share (Note 1) (Note 2)	$25.82	$32.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (57% of shareholders’ equity)
U.S. Treasury Bills^^:
1.635% due 01/03/19	$800,000	$799,951
1.884% due 01/17/19	700,000	699,329
1.924% due 01/31/19	900,000	898,347
2.362% due 02/14/19	6,000,000	5,982,800

Total short-term U.S. government and agency obligations (cost $8,380,716)		$8,380,427

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2019	1,025	$29,222,750	$(10,323,163)

^^	Rates shown represent discount rate at the time of purchase.

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

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$489,924	$339,079	$72,943

Expenses
Management fee	305,706	446,589	325,435
Brokerage commissions	87,899	126,252	131,994

Total expenses	393,605	572,841	457,429

Net investment income (loss)	96,319	(233,762)	(384,486)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	21,092,864	(40,793,265)	17,571,809
Short-term U.S. government and agency obligations	(31)	(1,021)	(698)

Net realized gain (loss)	21,092,833	(40,794,286)	17,571,111

Change in net unrealized appreciation/depreciation on
Futures contracts	(17,548,973)	4,689,090	(3,776,159)
Short-term U.S. government and agency obligations	1,941	(2,494)	(819)

Change in net unrealized appreciation/depreciation	(17,547,032)	4,686,596	(3,776,978)

Net realized and unrealized gain (loss)	3,545,801	(36,107,690)	13,794,133

Net income (loss)	$3,642,120	$(36,341,452)	$13,409,647

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$63,268,950	$43,203,386	$38,851,184
Addition of 1,600,000, 2,510,000 and 690,000 shares, respectively (Note 1)	53,884,378	106,004,594	40,783,818
Redemption of 2,960,284, 1,030,000 and 650,000 shares, respectively (Note 1)	(106,178,008)	(49,597,578)	(49,841,263)

Net addition (redemption) of (1,360,284), 1,480,000 and 40,000 shares, respectively (Note 1)	(52,293,630)	56,407,016	(9,057,445)

Net investment income (loss)	96,319	(233,762)	(384,486)
Net realized gain (loss)	21,092,833	(40,794,286)	17,571,111
Change in net unrealized appreciation/depreciation	(17,547,032)	4,686,596	(3,776,978)

Net income (loss)	3,642,120	(36,341,452)	13,409,647

Shareholders’ equity, end of period	$14,617,440	$63,268,950	$43,203,386

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$3,642,120	$(36,341,452)	$13,409,647
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,789,009,201)	(400,640,972)	(136,277,314)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,831,997,907	386,173,028	126,972,823
Net amortization and accretion on short-term U.S. government and agency obligations	(405,867)	(313,279)	(72,943)
Net realized gain (loss) on investments	31	1,021	698
Change in unrealized appreciation/depreciation on investments	(1,941)	2,494	819
Decrease (Increase) in receivable on futures contracts	1,520,156	(1,520,156)	3,065,769
Decrease (Increase) in interest receivable	(11,508)	—	—
Increase (Decrease) in payable to Sponsor	(19,992)	8,069	10,926
Increase (Decrease) in brokerage commissions payable	—	(433)	(3,190)
Increase (Decrease) in payable on futures contracts	3,309,741	(1,528,005)	1,528,005

Net cash provided by (used in) operating activities	51,021,446	(54,159,685)	8,635,240

Cash flow from financing activities
Proceeds from addition of shares	51,682,061	105,678,154	40,783,818
Payment on shares redeemed	(110,389,802)	(45,385,784)	(49,841,263)

Net cash provided by (used in) financing activities	(58,707,741)	60,292,370	(9,057,445)

Net increase (decrease) in cash	(7,686,295)	6,132,685	(422,205)
Cash, beginning of period	14,716,897	8,584,212	9,006,417

Cash, end of period	$7,030,602	$14,716,897	$8,584,212

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,496,665 and $6,996,595, respectively)	$1,496,658	$6,996,235
Cash	5,068,270	1,416,427
Segregated cash balances with brokers for foreign currency forward contracts	921,000	922,000
Unrealized appreciation on foreign currency forward contracts	61,971	321,609
Interest receivable	6,718	—

Total assets	7,554,617	9,656,271

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	6,015	7,298
Unrealized depreciation on foreign currency forward contracts	4,033	57,457

Total liabilities	10,048	64,755

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,544,569	9,591,516

Total liabilities and shareholders’ equity	$7,554,617	$9,656,271

Shares outstanding	500,000	550,000

Net asset value per share	$15.09	$17.44

Market value per share (Note 2)	$15.12	$17.46

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (20% of shareholders’ equity)
U.S. Treasury Bills^^:
1.635% due 01/03/19	$200,000	$199,988
1.884% due 01/17/19	100,000	99,904
1.924% due 01/31/19	200,000	199,633
2.427% due 02/14/19	1,000,000	997,133

Total short-term U.S. government and agency obligations (cost $1,496,665)		$1,496,658

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/11/19	7,046,525	$8,079,203	$28,315
Euro with UBS AG	01/11/19	6,507,700	7,461,414	33,656

Total Unrealized Appreciation				$61,971

Contracts to Sell
Euro with Goldman Sachs International	01/11/19	(206,300)	$(236,533)	$(2,106)
Euro with UBS AG	01/11/19	(203,200)	(232,979)	(1,927)

Total Unrealized Depreciation				$(4,033)

^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$112,904	$94,761	$25,015

Expenses
Management fee	82,081	124,543	99,537

Total expenses	82,081	124,543	99,537

Net investment income (loss)	30,823	(29,782)	(74,522)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,063,823)	2,212,313	138,959
Short-term U.S. government and agency obligations	7	(87)	154

Net realized gain (loss)	(1,063,816)	2,212,226	139,113

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(206,214)	838,162	(1,178,930)
Short-term U.S. government and agency obligations	353	(462)	505

Change in net unrealized appreciation/depreciation	(205,861)	837,700	(1,178,425)

Net realized and unrealized gain (loss)	(1,269,677)	3,049,926	(1,039,312)

Net income (loss)	$(1,238,854)	$3,020,144	$(1,113,834)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$9,591,516	$11,914,585	$10,857,730
Addition of 150,000, 1,600,000 and 300,000 shares, respectively	2,653,492	25,220,169	4,628,749
Redemption of 200,000, 1,900,000 and 150,014 shares, respectively	(3,461,585)	(30,563,382)	(2,458,060)

Net addition (redemption) of (50,000), (300,000) and 149,986 shares, respectively	(808,093)	(5,343,213)	2,170,689

Net investment income (loss)	30,823	(29,782)	(74,522)
Net realized gain (loss)	(1,063,816)	2,212,226	139,113
Change in net unrealized appreciation/depreciation	(205,861)	837,700	(1,178,425)

Net income (loss)	(1,238,854)	3,020,144	(1,113,834)

Shareholders’ equity, end of period	$7,544,569	$9,591,516	$11,914,585

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,238,854)	$3,020,144	$(1,113,834)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(444,810,526)	(57,793,329)	(48,066,675)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	450,399,612	62,783,137	47,805,780
Net amortization and accretion on short-term U.S. government and agency obligations	(89,149)	(94,761)	(25,015)
Net realized gain (loss) on investments	(7)	87	(154)
Change in unrealized appreciation/depreciation on investments	205,861	(837,700)	1,178,425
Decrease (Increase) in interest receivable	(6,718)	—	—
Increase (Decrease) in payable to Sponsor	(1,283)	(2,331)	(415)

Net cash provided by (used in) operating activities	4,458,936	7,075,247	(221,888)

Cash flow from financing activities
Proceeds from addition of shares	2,653,492	25,220,169	4,628,749
Payment on shares redeemed	(3,461,585)	(30,563,382)	(4,027,778)

Net cash provided by (used in) financing activities	(808,093)	(5,343,213)	600,971

Net increase (decrease) in cash	3,650,843	1,732,034	379,083
Cash, beginning of period	2,338,427	606,393	227,310

Cash, end of period	$5,989,270	$2,338,427	$606,393

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $41,941,207 and $88,890,367, respectively)	$41,941,734	$88,884,844
Cash	32,035,747	1,237,103
Segregated cash balances with brokers for futures contracts	179,296	8,800
Segregated cash balances with brokers for forward agreements	8,883,000	—
Unrealized appreciation on forward agreements	4,253,301	3,646,355
Receivable on open futures contracts	—	2,420
Interest receivable	15,303	—

Total assets	87,308,381	93,779,522

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,712,654	—
Payable on open futures contracts	7,990	—
Payable to Sponsor	64,443	70,774

Total liabilities	3,785,087	70,774

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	83,523,294	93,708,748

Total liabilities and shareholders’ equity	$87,308,381	$93,779,522

Shares outstanding	2,250,000	2,350,000

Net asset value per share	$37.12	$39.88

Market value per share (Note 2)	$37.41	$40.67

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (50% of shareholders’ equity)
U.S. Treasury Bills^^:
1.607% due 01/03/19†	$2,000,000	$1,999,877
2.307% due 01/17/19†	28,000,000	27,973,167
1.898% due 01/31/19†	3,000,000	2,994,490
2.349% due 02/14/19†	9,000,000	8,974,200

Total short-term U.S. government and agency obligations (cost $41,941,207)		$41,941,734

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2019	47	$6,022,110	$72,670

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	2.85%	01/07/19	$50,300	$64,366,395	$1,682,026
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	3.30	01/07/19	36,620	46,862,980	1,223,528
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	3.02	01/07/19	1,000	1,279,640	61,260
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	2.90	01/07/19	37,900	48,497,598	1,286,487

Total Unrealized Appreciation					$4,253,301

†	All or partial amount pledged as collateral for forward agreements.
^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of December 31, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

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

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$1,437,347	$766,560	$249,319

Expenses
Management fee	811,581	902,841	900,227
Brokerage commissions	135	48	43

Total expenses	811,716	902,889	900,270

Net investment income (loss)	625,631	(136,329)	(650,951)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(21,640)	2,839	29,500
Forward agreements	(7,323,366)	11,481,571	5,787,065
Short-term U.S. government and agency obligations	(172)	691	(806)

Net realized gain (loss)	(7,345,178)	11,485,101	5,815,759

Change in net unrealized appreciation/depreciation on
Futures contracts	67,190	24,440	(13,760)
Forward agreements	606,946	8,077,462	(2,180,512)
Short-term U.S. government and agency obligations	6,050	(5,441)	(4,389)

Change in net unrealized appreciation/depreciation	680,186	8,096,461	(2,198,661)

Net realized and unrealized gain (loss)	(6,664,992)	19,581,562	3,617,098

Net income (loss)	$(6,039,361)	$19,445,233	$2,966,147

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$93,708,748	$92,127,200	$69,864,815
Addition of 550,000, 650,000 and 1,050,000 shares, respectively	20,994,687	23,949,465	41,599,776
Redemption of 650,000, 1,100,000 and 600,014 shares, respectively	(25,140,780)	(41,813,150)	(22,303,538)

Net addition (redemption) of (100,000), (450,000) and 449,986 shares, respectively	(4,146,093)	(17,863,685)	19,296,238

Net investment income (loss)	625,631	(136,329)	(650,951)
Net realized gain (loss)	(7,345,178)	11,485,101	5,815,759
Change in net unrealized appreciation/depreciation	680,186	8,096,461	(2,198,661)

Net income (loss)	(6,039,361)	19,445,233	2,966,147

Shareholders’ equity, end of period	$83,523,294	$93,708,748	$92,127,200

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$(6,039,361)	$19,445,233	$2,966,147
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,562,780,642)	(909,157,323)	(406,481,915)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,611,119,917	916,390,856	383,282,007
Net amortization and accretion on short-term U.S. government and agency obligations	(1,390,287)	(766,506)	(249,321)
Net realized gain (loss) on investments	172	(691)	806
Change in unrealized appreciation/depreciation on investments	(612,996)	(8,072,021)	2,184,901
Decrease (Increase) in receivable on futures contracts	2,420	(2,420)	80
Decrease (Increase) in interest receivable	(15,303)	—	—
Increase (Decrease) in payable to Sponsor	(6,331)	(1,811)	15,554
Increase (Decrease) in payable on futures contracts	7,990	(1,280)	1,280

Net cash provided by (used in) operating activities	40,285,579	17,834,037	(18,280,461)

Cash flow from financing activities
Proceeds from addition of shares	20,994,687	23,949,465	41,599,776
Payment on shares redeemed	(21,428,126)	(41,813,150)	(22,303,538)

Net cash provided by (used in) financing activities	(433,439)	(17,863,685)	19,296,238

Net increase (decrease) in cash	39,852,140	(29,648)	1,015,777
Cash, beginning of period	1,245,903	1,275,551	259,774

Cash, end of period	$41,098,043	$1,245,903	$1,275,551

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $123,793,893 and $235,605,469, respectively)	$123,795,806	$235,581,716
Cash	29,951,685	1,113,594
Segregated cash balances with brokers for futures contracts	521,057	10,340
Segregated cash balances with brokers for forward agreements	21,435,000	3,343,000
Unrealized appreciation on forward agreements	26,301,717	21,735,334
Receivable on open futures contracts	—	2,220
Interest receivable	16,306	—

Total assets	202,021,571	261,786,204

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,354,851
Payable on open futures contracts	47,576	—
Payable to Sponsor	149,619	186,657

Total liabilities	197,195	3,541,508

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	201,824,376	258,244,696

Total liabilities and shareholders’ equity	$202,021,571	$261,786,204

Shares outstanding	7,646,526	7,696,526

Net asset value per share	$26.39	$33.55

Market value per share (Note 2)	$26.37	$33.85

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (61% of shareholders’ equity)
U.S. Treasury Bills^^:
1.607% due 01/03/19†	$8,000,000	$7,999,508
2.285% due 01/17/19†	47,000,000	46,954,960
2.241% due 01/31/19†	38,000,000	37,930,206
2.364% due 02/14/19†	31,000,000	30,911,132

Total short-term U.S. government and agency obligations (cost $123,793,893)		$123,795,806

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2019	129	$10,023,300	$340,736

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	3.05%	01/07/19	$9,480,000	$146,687,832	$9,662,061
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	3.65	01/07/19	8,070,800	124,892,402	8,418,745
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	3.17	01/07/19	100,000	1,547,320	118,797
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	3.68	01/07/19	7,786,000	120,486,014	8,102,114

Total Unrealized Appreciation					$26,301,717

†	All or partial amount pledged as collateral for forward agreements.
^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of December 31, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

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

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$3,490,072	$2,142,183	$842,215

Expenses
Management fee	2,020,586	2,551,877	3,021,562
Brokerage commissions	307	58	45

Total expenses	2,020,893	2,551,935	3,021,607

Net investment income (loss)	1,469,179	(409,752)	(2,179,392)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(32,131)	(21,522)	45,750
Forward agreements	(57,456,395)	(31,741,312)	62,296,691
Short-term U.S. government and agency obligations	(1,203)	207	145

Net realized gain (loss)	(57,489,729)	(31,762,627)	62,342,586

Change in net unrealized appreciation/depreciation on
Futures contracts	339,136	28,960	(18,330)
Forward agreements	4,566,383	42,711,523	1,584,912
Short-term U.S. government and agency obligations	25,666	(28,112)	4,909

Change in net unrealized appreciation/depreciation	4,931,185	42,712,371	1,571,491

Net realized and unrealized gain (loss)	(52,558,544)	10,949,744	63,914,077

Net income (loss)	$(51,089,365)	$10,539,992	$61,734,685

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$258,244,696	$275,779,940	$216,416,642
Addition of 2,100,000, 1,550,000 and 2,800,000 shares, respectively	56,650,169	50,514,699	104,165,405
Redemption of 2,150,000, 2,100,000 and 2,550,007 shares, respectively	(61,981,124)	(78,589,935)	(106,536,792)

Net addition (redemption) of (50,000), (550,000) and 249,993 shares, respectively	(5,330,955)	(28,075,236)	(2,371,387)

Net investment income (loss)	1,469,179	(409,752)	(2,179,392)
Net realized gain (loss)	(57,489,729)	(31,762,627)	62,342,586
Change in net unrealized appreciation/depreciation	4,931,185	42,712,371	1,571,491

Net income (loss)	(51,089,365)	10,539,992	61,734,685

Shareholders’ equity, end of period	$201,824,376	$258,244,696	$275,779,940

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$(51,089,365)	$10,539,992	$61,734,685
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(7,425,415,370)	(2,227,503,877)	(1,412,194,485)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,540,649,737	2,289,337,181	1,356,640,583
Net amortization and accretion on short-term U.S. government and agency obligations	(3,423,994)	(2,142,126)	(842,217)
Net realized gain (loss) on investments	1,203	(207)	(145)
Change in unrealized appreciation/depreciation on investments	(4,592,049)	(42,683,411)	(1,589,821)
Decrease (Increase) in receivable on futures contracts	2,220	(2,220)	—
Decrease (Increase) in interest receivable	(16,306)	—	—
Increase (Decrease) in payable to Sponsor	(37,038)	(34,624)	40,213
Increase (Decrease) in payable on futures contracts	47,576	(2,290)	415

Net cash provided by (used in) operating activities	56,126,614	27,508,418	3,789,228

Cash flow from financing activities
Proceeds from addition of shares	56,650,169	50,514,699	104,165,405
Payment on shares redeemed	(65,335,975)	(75,235,084)	(106,536,792)

Net cash provided by (used in) financing activities	(8,685,806)	(24,720,385)	(2,371,387)

Net increase (decrease) in cash	47,440,808	2,788,033	1,417,841
Cash, beginning of period	4,466,934	1,678,901	261,060

Cash, end of period	$51,907,742	$4,466,934	$1,678,901

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $287,546,397, respectively)	$—	$287,533,132
Cash	104,967,557	1,539,237
Segregated cash balances with brokers for futures contracts	70,020,038	87,211,683
Segregated cash balances with brokers for swap agreements	27,933,000	—
Receivable from capital shares sold	8,149,949	516,930
Receivable on open futures contracts	11,407,017	17,578,451
Interest receivable	106,307	—

Total assets	222,583,868	394,379,433

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	6,745,146	—
Payable to Sponsor	202,902	344,292
Unrealized depreciation on swap agreements	1,330,949	—

Total liabilities	8,278,997	344,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	214,304,871	394,035,141

Total liabilities and shareholders’ equity	$222,583,868	$394,379,433

Shares outstanding (Note 1)	2,630,912	7,625,448

Net asset value per share (Note 1)	$81.46	$51.67

Market value per share (Note 1) (Note 2)	$81.73	$51.05

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires January 2019	5,932	$143,406,100	$33,798,582
VIX Futures - CBOE, expires February 2019	4,746	105,717,150	(1,294,617)

			$32,503,965

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on iPath S&P 500 VIX Short-Term Futures ETN IOPV	2.51%	01/26/19	$72,301,516	$(1,330,949)

Total Unrealized Depreciation				$(1,330,949)

^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*

Reflects the floating financing rate, as of December 31, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$3,853,146	$3,040,059	$1,639,964

Expenses
Management fee	3,966,185	3,960,999	6,417,822
Brokerage commissions	3,032,632	3,970,588	4,158,919
Brokerage fees	—	4,533	—

Total expenses	6,998,817	7,936,120	10,576,741

Net investment income (loss)	(3,145,671)	(4,896,061)	(8,936,777)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	379,449,269	(1,020,750,851)	(1,567,340,688)
Swap agreements	10,551,473	—	—
Short-term U.S. government and agency obligations	(7,731)	(21,942)	15,949

Net realized gain (loss)	389,993,011	(1,020,772,793)	(1,567,324,739)

Change in net unrealized appreciation/depreciation on
Futures contracts	66,970,085	(26,493,883)	(19,866,703)
Swap agreements	(1,330,949)	—	—
Short-term U.S. government and agency obligations	13,265	(8,993)	(28,844)

Change in net unrealized appreciation/depreciation	65,652,401	(26,502,876)	(19,895,547)

Net realized and unrealized gain (loss)	455,645,412	(1,047,275,669)	(1,587,220,286)

Net income (loss)	$452,499,741	$(1,052,171,730)	$(1,596,157,063)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$394,035,141	$515,758,754	$547,708,740
Addition of 38,280,000, 17,117,000 and 1,447,900 shares, respectively (Note 1)	2,228,542,993	2,602,989,881	4,540,375,465
Redemption of 43,274,536, 10,084,629 and 893,828 shares, respectively (Note 1)	(2,860,773,004)	(1,672,541,764)	(2,976,168,388)

Net addition (redemption) of (4,994,536), 7,032,371 and 554,072 shares, respectively (Note 1)	(632,230,011)	930,448,117	1,564,207,077

Net investment income (loss)	(3,145,671)	(4,896,061)	(8,936,777)
Net realized gain (loss)	389,993,011	(1,020,772,793)	(1,567,324,739)
Change in net unrealized appreciation/depreciation	65,652,401	(26,502,876)	(19,895,547)

Net income (loss)	452,499,741	(1,052,171,730)	(1,596,157,063)

Shareholders’ equity, end of period	$214,304,871	$394,035,141	$515,758,754

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$452,499,741	$(1,052,171,730)	$(1,596,157,063)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(15,074,656,207)	(4,416,383,420)	(4,242,730,514)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	15,363,705,730	4,566,387,313	4,248,037,733
Net amortization and accretion on short-term U.S. government and agency obligations	(1,510,857)	(2,896,165)	(1,634,060)
Net realized gain (loss) on investments	7,731	21,942	(15,949)
Change in unrealized appreciation/depreciation on investments	1,317,684	8,993	28,844
Decrease (Increase) in receivable on futures contracts	6,171,434	18,388,740	(17,971,713)
Decrease (Increase) in interest receivable	(106,307)	—	—
Increase (Decrease) in payable to Sponsor	(141,390)	(79,981)	(3,115)
Increase (Decrease) in payable on futures contracts	6,745,146	—	—

Net cash provided by (used in) operating activities	754,032,705	(886,724,308)	(1,610,445,837)

Cash flow from financing activities
Proceeds from addition of shares	2,220,909,974	2,602,472,951	4,573,362,937
Payment on shares redeemed	(2,860,773,004)	(1,709,331,303)	(2,952,014,084)

Net cash provided by (used in) financing activities	(639,863,030)	893,141,648	1,621,348,853

Net increase (decrease) in cash	114,169,675	6,417,340	10,903,016
Cash, beginning of period	88,750,920	82,333,580	71,430,564

Cash, end of period	$202,920,595	$88,750,920	$82,333,580

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $1,998,216, respectively)	$—	$1,997,933
Cash	2,419,531	903,472
Segregated cash balances with brokers for foreign currency forward contracts	307,000	—
Unrealized appreciation on foreign currency forward contracts	179,187	—
Receivable from capital shares sold	2,846,576	—
Interest receivable	3,941	—

Total assets	5,756,235	2,901,405

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,443	2,312
Unrealized depreciation on foreign currency forward contracts	2,076	34,824

Total liabilities	4,519	37,136

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,751,716	2,864,269

Total liabilities and shareholders’ equity	$5,756,235	$2,901,405

Shares outstanding	99,970	49,970

Net asset value per share	$57.53	$57.32

Market value per share (Note 2)	$57.55	$57.45

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/11/19	314,867,300	$2,873,778	$73,705
Yen with UBS AG	01/11/19	955,546,600	8,721,224	105,482

			Total Unrealized Appreciation	$179,187

Contracts to Sell
Yen with UBS AG	01/11/19	(10,055,200)	$(91,773)	$(2,076)

Total Unrealized Depreciation				$(2,076)

^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

	Principal Amount	Value
Short-term U.S. government and agency obligations (70% of shareholders’ equity)
U.S. Treasury Bills^^:
1.040% due 02/01/18†	$2,000,000	$1,997,933

Total short-term U.S. government and agency obligations (cost $1,998,216)		$1,997,933

Foreign Currency Forward Contracts^

		Contract	Contract	Unrealized
		Amount in	Amount in	Appreciation
	Settlement Date	Local Currency	U.S. Dollars	(Depreciation)/Value
Contracts to Purchase
Yen with Goldman Sachs International	01/12/18	325,511,500	$2,907,183	$(17,243)
Yen with UBS AG	01/12/18	331,666,700	2,961,858	(17,271)

				$(34,514)

Contracts to Sell
Yen with Goldman Sachs International	01/12/18	(8,564,800)	$(75,872)	$(167)
Yen with UBS AG	01/12/18	(3,336,100)	(29,476)	(143)

				$(310)

Total Unrealized Depreciation				$(34,824)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^

The positions and counterparties herein are as of December 31, 2017. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represents discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$26,930	$28,639	$16,858

Expenses
Management fee	27,913	50,521	62,705

Total expenses	27,913	50,521	62,705

Net investment income (loss)	(983)	(21,882)	(45,847)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(170,364)	(46,195)	717,086
Short-term U.S. government and agency obligations	—	(83)	(34)

Net realized gain (loss)	(170,364)	(46,278)	717,052

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	211,935	307,252	(603,387)
Short-term U.S. government and agency obligations	283	(58)	(510)

Change in net unrealized appreciation/depreciation	212,218	307,194	(603,897)

Net realized and unrealized gain (loss)	41,854	260,916	113,155

Net income (loss)	$40,871	$239,034	$67,308

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$2,864,269	$5,540,957	$5,473,848
Addition of 50,000, – and – shares, respectively	2,846,576	—	—
Redemption of –, 50,000 and 4 shares, respectively	—	(2,915,722)	(199)

Net addition (redemption) of 50,000, (50,000) and (4) shares, respectively	2,846,576	(2,915,722)	(199)

Net investment income (loss)	(983)	(21,882)	(45,847)
Net realized gain (loss)	(170,364)	(46,278)	717,052
Change in net unrealized appreciation/depreciation	212,218	307,194	(603,897)

Net income (loss)	40,871	239,034	67,308

Shareholders’ equity, end of period	$5,751,716	$2,864,269	$5,540,957

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$40,871	$239,034	$67,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(41,486,414)	(16,968,159)	(28,924,289)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	43,500,000	20,281,603	28,727,215
Net amortization and accretion on short-term U.S. government and agency obligations	(15,370)	(28,639)	(16,858)
Net realized gain (loss) on investments	—	83	34
Change in unrealized appreciation/depreciation on investments	(212,218)	(307,194)	603,897
Decrease (Increase) in interest receivable	(3,941)	—	—
Increase (Decrease) in payable to Sponsor	131	(2,225)	212

Net cash provided by (used in) operating activities	1,823,059	3,214,503	457,519

Cash flow from financing activities
Payment on shares redeemed	—	(2,915,722)	(199)

Net cash provided by (used in) financing activities	—	(2,915,722)	(199)

Net increase (decrease) in cash	1,823,059	298,781	457,320
Cash, beginning of period	903,472	604,691	147,371

Cash, end of period	$2,726,531	$903,472	$604,691

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $20,979,000 and $–, respectively)	$20,979,876	$—
Cash	38,690,241	9,683,852
Segregated cash balances with brokers for futures contracts	24,892,125	1,285,048
Receivable from capital shares sold	2,597,148	—
Receivable on open futures contracts	551,842	289,395
Interest receivable	17,308	—
Offering costs (Note 5)	—	52,846
Limitation by Sponsor	—	24,342

Total assets	87,728,540	11,335,483

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	61,498	—

Total liabilities	61,498	—

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	87,667,042	11,335,483

Total liabilities and shareholders’ equity	$87,728,540	$11,335,483

Shares outstanding	6,700,000	300,008

Net asset value per share	$13.08	$37.78

Market value per share (Note 2)	$13.47	$37.23

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (24% of shareholders’ equity)
U.S. Treasury Bills^^:
2.342% due 01/17/19	$21,000,000	$20,979,876

Total short-term U.S. government and agency obligations (cost $20,979,000)		$20,979,876

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2019	5,751	$262,935,720	$(23,451,361)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2018	563	$34,027,720	$1,417,998

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF *

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Investment Income
Interest	$351,928	$9,696

Expenses
Management fee	277,762	—
Brokerage commissions	86,561	34,408
Brokerage fees	—	67
Offering costs	52,846	119,081
Limitation by Sponsor	(26,957)	(24,342)

Total expenses	390,212	129,214

Net investment income (loss)	(38,284)	(119,518)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(37,435,672)	6,018,618

Net realized gain (loss)	(37,435,672)	6,018,618

Change in net unrealized appreciation/depreciation on
Futures contracts	(24,869,359)	1,417,998
Short-term U.S. government and agency obligations	876	—

Change in net unrealized appreciation/depreciation	(24,868,483)	1,417,998

Net realized and unrealized gain (loss)	(62,304,155)	7,436,616

Net income (loss)	$(62,342,439)	$7,317,098

*	Since the Fund’s inception date was January 13, 2017, the Statement of Operations for the year ended December 31, 2016 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF *

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Shareholders’ equity, beginning of period	$11,335,483	$—
Addition of 7,250,000 and 1,750,008 shares, respectively	186,003,485	40,659,738
Redemption of 850,008 and 1,450,000 shares, respectively	(47,329,487)	(36,641,353)

Net addition (redemption) of 6,399,992 and 300,008 shares, respectively	138,673,998	4,018,385

Net investment income (loss)	(38,284)	(119,518)
Net realized gain (loss)	(37,435,672)	6,018,618
Change in net unrealized appreciation/depreciation	(24,868,483)	1,417,998

Net income (loss)	(62,342,439)	7,317,098

Shareholders’ equity, end of period	$87,667,042	$11,335,483

*	Since the Fund’s inception date was January 13, 2017, the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2016 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF *

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Cash flow from operating activities
Net income (loss)	$(62,342,439)	$7,317,098
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,621,719,773)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,601,000,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(259,227)	—
Change in unrealized appreciation/depreciation on investments	(876)	—
Decrease (Increase) in receivable on futures contracts	(262,447)	(289,395)
Decrease (Increase) in receivable in Limitation by Sponsor	24,342	(24,342)
Decrease (Increase) in interest receivable	(17,308)	—
Cash paid for offering costs	—	(171,927)
Amortization of offering costs	52,846	119,081
Increase (Decrease) in payable to Sponsor	61,498	—

Net cash provided by (used in) operating activities	(83,463,384)	6,950,515

Cash flow from financing activities
Proceeds from addition of shares	183,406,337	40,659,738
Payment on shares redeemed	(47,329,487)	(36,641,353)

Net cash provided by (used in) financing activities	136,076,850	4,018,385

Net increase (decrease) in cash	52,613,466	10,968,900
Cash, beginning of period	10,968,900	—

Cash, end of period	$63,582,366	$10,968,900

*	Since the Fund’s inception date was January 13, 2017, the Statement of Cash Flows for the year ended December 31, 2016 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Cash	$13,456,117	$19,203,543
Segregated cash balances with brokers for futures contracts	5,303,112	2,396,625
Interest receivable	13,748	—
Offering costs (Note 5)	—	52,797
Limitation by Sponsor	—	35,309

Total assets	18,772,977	21,688,274

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	89,382	527,098
Payable to Sponsor	18,496	—

Total liabilities	107,878	527,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,665,099	21,161,176

Total liabilities and shareholders’ equity	$18,772,977	$21,688,274

Shares outstanding (Note 1)	374,906	500,002

Net asset value per share (Note 1)	$49.79	$42.32

Market value per share (Note 1) (Note 2)	$48.43	$42.88

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2019	1,225	$56,007,000	$7,019,475

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2018	1,050	$63,462,000	$(2,988,155)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Investment Income
Interest	$190,658	$5,930

Expenses
Management fee	176,390	—
Brokerage commissions	70,338	32,624
Brokerage fees	—	135
Offering costs	52,797	119,070
Limitation by Sponsor	(176)	(35,309)

Total expenses	299,349	(116,520)

Net investment income (loss)	(108,691)	(110,590)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,377,281	(7,046,628)

Net realized gain (loss)	7,377,281	(7,046,628)

Change in net unrealized appreciation/depreciation on
Futures contracts	10,007,630	(2,988,155)

Change in net unrealized appreciation/depreciation	10,007,630	(2,988,155)

Net realized and unrealized gain (loss)	17,384,911	(10,034,783)

Net income (loss)	$17,276,220	$(10,145,373)

*	Since the Fund’s inception date was January 13, 2017, the Statement of Operations for the year ended December 31, 2016 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Shareholders’ equity, beginning of period	$21,161,176	$—
Addition of 2,637,500 and 575,002 shares, respectively (Note 1)	62,030,238	38,429,372
Redemption of 2,762,596 and 75,000 shares, respectively (Note 1)	(81,802,535)	(7,122,823)

Net addition (redemption) of (125,096) and 500,002 shares, respectively (Note 1)	(19,772,297)	31,306,549

Net investment income (loss)	(108,691)	(110,590)
Net realized gain (loss)	7,377,281	(7,046,628)
Change in net unrealized appreciation/depreciation	10,007,630	(2,988,155)

Net income (loss)	17,276,220	(10,145,373)

Shareholders’ equity, end of period	$18,665,099	$21,161,176

*	Since the Fund’s inception date was January 13, 2017, the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2016 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF*

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Cash flow from operating activities
Net income (loss)	$17,276,220	$(10,145,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,258,898,672)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,259,000,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(101,328)	—
Decrease (Increase) in receivable in Limitation by Sponsor	35,309	(35,309)
Decrease (Increase) in interest receivable	(13,748)	—
Cash paid for offering costs	—	(171,867)
Amortization of offering costs	52,797	119,070
Increase (Decrease) in payable to Sponsor	18,496	—
Increase (Decrease) in payable on futures contracts	(437,716)	527,098

Net cash provided by (used in) operating activities	16,931,358	(9,706,381)

Cash flow from financing activities
Proceeds from addition of shares	62,030,238	38,429,372
Payment on shares redeemed	(81,802,535)	(7,122,823)

Net cash provided by (used in) financing activities	(19,772,297)	31,306,549

Net increase (decrease) in cash	(2,840,939)	21,600,168
Cash, beginning of period	21,600,168	—

Cash, end of period	$18,759,229	$21,600,168

*	Since the Fund’s inception date was January 13, 2017, the Statement of Cash Flows for the year ended December 31, 2016 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $299,548 and $11,984,898, respectively)	$299,537	$11,983,904
Cash	10,321,256	1,297,022
Segregated cash balances with brokers for futures contracts	433,125	485,375
Receivable on open futures contracts	6,300	—
Interest receivable	8,475	—

Total assets	11,068,693	13,766,301

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	52,950
Payable to Sponsor	8,360	11,249

Total liabilities	8,360	64,199

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	11,060,333	13,702,102

Total liabilities and shareholders’ equity	$11,068,693	$13,766,301

Shares outstanding	200,000	300,000

Net asset value per share	$55.30	$45.67

Market value per share (Note 2)	$54.92	$45.72

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (3% of shareholders’ equity)
U.S. Treasury Bills^^:
1.884% due 01/17/19	$100,000	$99,904
1.924% due 01/31/19	200,000	199,633

Total short-term U.S. government and agency obligations (cost $299,548)		$299,537

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires March 2019	315	$22,213,800	$511,825

^^	Rates shown represent discount rate at the time of purchase.

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

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$119,098	$85,306	$43,459

Expenses
Management fee	75,944	123,234	175,191
Brokerage commissions	6,408	8,846	13,920

Total expenses	82,352	132,080	189,111

Net investment income (loss)	36,746	(46,774)	(145,652)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	128,451	(866,771)	(2,787,204)
Short-term U.S. government and agency obligations	(247)	(178)	495

Net realized gain (loss)	128,204	(866,949)	(2,786,709)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,405,045	(2,075,560)	1,602,610
Short-term U.S. government and agency obligations	983	(718)	279

Change in net unrealized appreciation/depreciation	1,406,028	(2,076,278)	1,602,889

Net realized and unrealized gain (loss)	1,534,232	(2,943,227)	(1,183,820)

Net income (loss)	$1,570,978	$(2,990,001)	$(1,329,472)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$13,702,102	$16,613,473	$20,460,679
Addition of 100,000, 100,000 and – shares, respectively	5,028,505	4,801,797	—
Redemption of 200,000, 100,000 and 50,005 shares, respectively	(9,241,252)	(4,723,167)	(2,517,734)

Net addition (redemption) of (100,000), – and (50,005) shares, respectively	(4,212,747)	78,630	(2,517,734)

Net investment income (loss)	36,746	(46,774)	(145,652)
Net realized gain (loss)	128,204	(866,949)	(2,786,709)
Change in net unrealized appreciation/depreciation	1,406,028	(2,076,278)	1,602,889

Net income (loss)	1,570,978	(2,990,001)	(1,329,472)

Shareholders’ equity, end of period	$11,060,333	$13,702,102	$16,613,473

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$1,570,978	$(2,990,001)	$(1,329,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(304,025,708)	(88,399,815)	(51,162,005)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	315,798,003	89,408,839	56,705,513
Net amortization and accretion on short-term U.S. government and agency obligations	(87,192)	(84,205)	(43,459)
Net realized gain (loss) on investments	247	178	(495)
Change in unrealized appreciation/depreciation on investments	(983)	718	(279)
Decrease (Increase) in receivable on futures contracts	(6,300)	—	52,491
Decrease (Increase) in interest receivable	(8,475)	—	—
Increase (Decrease) in payable to Sponsor	(2,889)	(1,706)	(3,812)
Increase (Decrease) in payable on futures contracts	(52,950)	20,610	32,340

Net cash provided by (used in) operating activities	13,184,731	(2,045,382)	4,250,822

Cash flow from financing activities
Proceeds from addition of shares	5,028,505	4,801,797	—
Payment on shares redeemed	(9,241,252)	(4,723,167)	(2,517,734)

Net cash provided by (used in) financing activities	(4,212,747)	78,630	(2,517,734)

Net increase (decrease) in cash	8,971,984	(1,966,752)	1,733,088
Cash, beginning of period	1,782,397	3,749,149	2,016,061

Cash, end of period	$10,754,381	$1,782,397	$3,749,149

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $27,967,127 and $253,669,155, respectively)	$27,967,534	$253,646,823
Cash	22,869,986	1,120,278
Segregated cash balances with brokers for futures contracts	2,746,147	2,567,813
Segregated cash balances with brokers for swap agreements	14,356,000	—
Unrealized appreciation on swap agreements	20,646,726	—
Receivable from capital shares sold	25,458,885	—
Receivable on open futures contracts	432,627	—
Interest receivable	36,428	—

Total assets	114,514,333	257,334,914

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	48,600	693,787
Payable to Sponsor	88,422	190,701
Unrealized depreciation on swap agreements	—	30,607,142

Total liabilities	137,022	31,491,630

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	114,377,311	225,843,284

Total liabilities and shareholders’ equity	$114,514,333	$257,334,914

Shares outstanding	3,839,884	9,289,884

Net asset value per share	$29.79	$24.31

Market value per share (Note 2)	$29.28	$24.56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (24% of shareholders’ equity)
U.S. Treasury Bills^^:
1.607% due 01/03/19†	$5,000,000	$4,999,692
2.212% due 01/17/19†	15,000,000	14,985,625
1.898% due 01/31/19†	5,000,000	4,990,817
2.427% due 02/14/19	3,000,000	2,991,400

Total short-term U.S. government and agency obligations (cost $27,967,127)		$27,967,534

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2019	641	$29,306,520	$3,272,155

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/07/19	$(67,986,223)	$8,336,367
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	(43,744,157)	2,752,372
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	01/07/19	(31,327,722)	4,237,960
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	(13,980,566)	1,891,050
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	(42,493,832)	3,428,977

Total Unrealized Appreciation				$20,646,726

†	All or partial amount pledged as collateral for swap agreements.
^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of December 31, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$2,758,399	$1,661,295	$500,160

Expenses
Management fee	1,663,576	1,934,688	1,755,696
Brokerage commissions	56,193	82,258	153,428

Total expenses	1,719,769	2,016,946	1,909,124

Net investment income (loss)	1,038,630	(355,651)	(1,408,964)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,836,970)	(599,457)	(12,045,454)
Swap agreements	(38,203,116)	(5,891,603)	(55,706,710)
Short-term U.S. government and agency obligations	103	(448)	(4,064)

Net realized gain (loss)	(42,039,983)	(6,491,508)	(67,756,228)

Change in net unrealized appreciation/depreciation on
Futures contracts	7,234,803	(2,535,833)	(3,891,328)
Swap agreements	51,253,868	(18,400,261)	(18,619,537)
Short-term U.S. government and agency obligations	22,739	(21,889)	1,712

Change in net unrealized appreciation/depreciation	58,511,410	(20,957,983)	(22,509,153)

Net realized and unrealized gain (loss)	16,471,427	(27,449,491)	(90,265,381)

Net income (loss)	$17,510,057	$(27,805,142)	$(91,674,345)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$225,843,284	$200,958,303	$95,897,894
Addition of 13,300,000, 14,500,000 and 18,500,000 shares, respectively	247,024,351	510,910,744	1,002,034,810
Redemption of 18,750,000, 11,550,000 and 13,600,004 shares, respectively	(376,000,381)	(458,220,621)	(805,300,056)

Net addition (redemption) of (5,450,000), 2,950,000 and 4,899,996 shares, respectively	(128,976,030)	52,690,123	196,734,754

Net investment income (loss)	1,038,630	(355,651)	(1,408,964)
Net realized gain (loss)	(42,039,983)	(6,491,508)	(67,756,228)
Change in net unrealized appreciation/depreciation	58,511,410	(20,957,983)	(22,509,153)

Net income (loss)	17,510,057	(27,805,142)	(91,674,345)

Shareholders’ equity, end of period	$114,377,311	$225,843,284	$200,958,303

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$17,510,057	$(27,805,142)	$(91,674,345)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(6,792,763,547)	(2,520,968,339)	(1,099,847,442)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,020,979,617	2,474,635,036	974,343,507
Net amortization and accretion on short-term U.S. government and agency obligations	(2,513,939)	(1,641,472)	(500,160)
Net realized gain (loss) on investments	(103)	448	4,064
Change in unrealized appreciation/depreciation on investments	(51,276,607)	18,422,150	18,617,825
Decrease (Increase) in receivable on futures contracts	(432,627)	—	—
Decrease (Increase) in interest receivable	(36,428)	—	—
Increase (Decrease) in payable to Sponsor	(102,279)	27,810	61,748
Increase (Decrease) in brokerage commissions payable	—	—	(8,453)
Increase (Decrease) in payable on futures contracts	(645,187)	680,185	(837,281)

Net cash provided by (used in) operating activities	190,718,957	(56,649,324)	(199,840,537)

Cash flow from financing activities
Proceeds from addition of shares	221,565,466	510,910,744	1,002,034,810
Payment on shares redeemed	(376,000,381)	(458,220,621)	(805,300,056)

Net cash provided by (used in) financing activities	(154,434,915)	52,690,123	196,734,754

Net increase (decrease) in cash	36,284,042	(3,959,201)	(3,105,783)
Cash, beginning of period	3,688,091	7,647,292	10,753,075

Cash, end of period	$39,972,133	$3,688,091	$7,647,292

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $299,715 and $3,999,667, respectively)	$299,714	$3,999,751
Cash	11,046,280	1,886,831
Segregated cash balances with brokers for futures contracts	7,709,942	1,123,375
Receivable on open futures contracts	3,096,239	—
Interest receivable	11,379	—

Total assets	22,163,554	7,009,957

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,321,588	—
Payable on open futures contracts	—	104,104
Payable to Sponsor	16,525	3,110

Total liabilities	4,338,113	107,214

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	17,825,441	6,902,743

Total liabilities and shareholders’ equity	$22,163,554	$7,009,957

Shares outstanding	824,832	174,832

Net asset value per share	$21.61	$39.48

Market value per share (Note 2)	$21.22	$39.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (2% of shareholders’ equity)
U.S. Treasury Bills^^:
1.635% due 01/03/19	$100,000	$99,994
1.884% due 01/17/19	100,000	99,904
1.924% due 01/31/19	100,000	99,816

Total short-term U.S. government and agency obligations (cost $299,715)		$299,714

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2019	1,250	$35,637,500	$10,837,989

^^	Rates shown represent discount rate at the time of purchase.

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

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$121,027	$38,651	$19,053

Expenses
Management fee	84,418	63,534	81,259
Brokerage commissions	41,063	29,529	59,966
Brokerage fees	—	39	—

Total expenses	125,481	93,102	141,225

Net investment income (loss)	(4,454)	(54,451)	(122,172)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,147,964)	4,762,532	586,860
Short-term U.S. government and agency obligations	—	(783)	3,139

Net realized gain (loss)	(14,147,964)	4,761,749	589,999

Change in net unrealized appreciation/depreciation on
Futures contracts	11,935,038	(615,018)	1,989,133
Short-term U.S. government and agency obligations	(85)	121	(388)

Change in net unrealized appreciation/depreciation	11,934,953	(614,897)	1,988,745

Net realized and unrealized gain (loss)	(2,213,011)	4,146,852	2,578,744

Net income (loss)	$(2,217,465)	$4,092,401	$2,456,572

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$6,902,743	$4,038,794	$10,462,856
Addition of 2,500,000, 650,000 and 950,000 shares, respectively	53,822,972	23,216,158	40,020,426
Redemption of 1,850,000, 650,000 and 1,000,024 shares, respectively	(40,682,809)	(24,444,610)	(48,901,060)

Net addition (redemption) of 650,000, – and (50,024) shares, respectively	13,140,163	(1,228,452)	(8,880,634)

Net investment income (loss)	(4,454)	(54,451)	(122,172)
Net realized gain (loss)	(14,147,964)	4,761,749	589,999
Change in net unrealized appreciation/depreciation	11,934,953	(614,897)	1,988,745

Net income (loss)	(2,217,465)	4,092,401	2,456,572

Shareholders’ equity, end of period	$17,825,441	$6,902,743	$4,038,794

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$(2,217,465)	$4,092,401	$2,456,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(695,820,495)	(98,949,414)	(46,397,398)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	699,600,000	97,881,796	51,635,055
Net amortization and accretion on short-term U.S. government and agency obligations	(79,553)	(33,644)	(19,053)
Net realized gain (loss) on investments	—	783	(3,139)
Change in unrealized appreciation/depreciation on investments	85	(121)	388
Decrease (Increase) in receivable on futures contracts	(3,096,239)	105,872	(105,872)
Decrease (Increase) in interest receivable	(11,379)	—	—
Increase (Decrease) in payable to Sponsor	13,415	(261)	(7,499)
Increase (Decrease) in brokerage commissions and fees payable	—	(144)	(1,764)
Increase (Decrease) in payable on futures contracts	(104,104)	104,104	(785,170)

Net cash provided by (used in) operating activities	(1,715,735)	3,201,372	6,772,120

Cash flow from financing activities
Proceeds from addition of shares	53,822,972	23,216,158	40,020,426
Payment on shares redeemed	(36,361,221)	(24,444,610)	(48,901,060)

Net cash provided by (used in) financing activities	17,461,751	(1,228,452)	(8,880,634)

Net increase (decrease) in cash	15,746,016	1,972,920	(2,108,514)
Cash, beginning of period	3,010,206	1,037,286	3,145,800

Cash, end of period	$18,756,222	$3,010,206	$1,037,286

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $121,798,837 and $204,788,208, respectively)	$121,801,685	$204,770,166
Cash	33,215,995	1,255,895
Segregated cash balances with brokers for foreign currency forward contracts	3,138,000	3,038,000
Unrealized appreciation on foreign currency forward contracts	104,074	449,302
Interest receivable	15,999	—

Total assets	158,275,753	209,513,363

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,427,020	—
Payable to Sponsor	128,696	171,595
Unrealized depreciation on foreign currency forward contracts	1,599,878	6,793,571

Total liabilities	4,155,594	6,965,166

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	154,120,159	202,548,197

Total liabilities and shareholders’ equity	$158,275,753	$209,513,363

Shares outstanding	6,350,000	9,550,000

Net asset value per share	$24.27	$21.21

Market value per share (Note 2)	$24.25	$21.20

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (79% of shareholders’ equity)
U.S. Treasury Bills^^:
1.689% due 01/03/19†	$6,000,000	$5,999,631
2.305% due 01/17/19†	43,000,000	42,958,793
2.297% due 01/31/19†	51,000,000	50,906,328
2.363% due 02/14/19†	22,000,000	21,936,933

Total short-term U.S. government and agency obligations (cost $121,798,837)		$121,801,685

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/11/19	11,497,100	$13,182,017	$54,842
Euro with UBS AG	01/11/19	33,071,100	37,917,719	49,232

Total Unrealized Appreciation				$104,074

Contracts to Sell
Euro with Goldman Sachs International	01/11/19	(152,127,525)	$(174,422,043)	$(664,844)
Euro with UBS AG	01/11/19	(161,054,700)	(184,657,508)	(935,034)

Total Unrealized Depreciation				$(1,599,878)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$3,045,321	$2,048,455	$1,012,886

Expenses
Management fee	1,720,827	2,445,170	3,777,543

Total expenses	1,720,827	2,445,170	3,777,543

Net investment income (loss)	1,324,494	(396,715)	(2,764,657)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	18,953,455	(39,691,680)	(25,711,518)
Short-term U.S. government and agency obligations	(219)	(3,785)	242

Net realized gain (loss)	18,953,236	(39,695,465)	(25,711,276)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	4,848,465	(22,507,200)	44,873,267
Short-term U.S. government and agency obligations	20,890	(20,263)	12,675

Change in net unrealized appreciation/depreciation	4,869,355	(22,527,463)	44,885,942

Net realized and unrealized gain (loss)	23,822,591	(62,222,928)	19,174,666

Net income (loss)	$25,147,085	$(62,619,643)	$16,410,009

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$202,548,197	$349,392,650	$522,306,518
Addition of 1,700,000, 2,400,000 and 650,000 shares, respectively	37,244,830	54,352,755	15,418,329
Redemption of 4,900,000, 5,750,000 and 8,200,014 shares, respectively	(110,819,953)	(138,577,565)	(204,742,206)

Net addition (redemption) of (3,200,000), (3,350,000) and (7,550,014) shares, respectively	(73,575,123)	(84,224,810)	(189,323,877)

Net investment income (loss)	1,324,494	(396,715)	(2,764,657)
Net realized gain (loss)	18,953,236	(39,695,465)	(25,711,276)
Change in net unrealized appreciation/depreciation	4,869,355	(22,527,463)	44,885,942

Net income (loss)	25,147,085	(62,619,643)	16,410,009

Shareholders’ equity, end of period	$154,120,159	$202,548,197	$349,392,650

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$25,147,085	$(62,619,643)	$16,410,009
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,771,042,956)	(2,213,830,667)	(1,535,809,146)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,856,785,001	2,348,460,695	1,745,625,938
Net amortization and accretion on short-term U.S. government and agency obligations	(2,752,893)	(2,048,455)	(1,012,886)
Net realized gain (loss) on investments	219	3,785	(242)
Change in unrealized appreciation/depreciation on investments	(4,869,355)	22,527,463	(44,885,942)
Decrease (Increase) in interest receivable	(15,999)	—	—
Increase (Decrease) in payable to Sponsor	(42,899)	(119,503)	(123,177)

Net cash provided by (used in) operating activities	103,208,203	92,373,675	180,204,554

Cash flow from financing activities
Proceeds from addition of shares	37,244,830	54,352,755	15,418,329
Payment on shares redeemed	(108,392,933)	(145,349,037)	(203,078,964)

Net cash provided by (used in) financing activities	(71,148,103)	(90,996,282)	(187,660,635)

Net increase (decrease) in cash	32,060,100	1,377,393	(7,456,081)
Cash, beginning of period	4,293,895	2,916,502	10,372,583

Cash, end of period	$36,353,995	$4,293,895	$2,916,502

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $3,989,775 and $31,979,626, respectively)	$3,989,563	$31,977,900
Cash	12,563,184	1,026,645
Segregated cash balances with brokers for futures contracts	38,148	8,800
Segregated cash balances with brokers for forward agreements	2,502,000	—
Receivable on open futures contracts	1,700	—
Interest receivable	10,500	—

Total assets	19,105,095	33,013,345

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	2,420
Payable to Sponsor	15,312	25,256
Unrealized depreciation on forward agreements	990,786	1,488,259

Total liabilities	1,006,098	1,515,935

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,098,997	31,497,410

Total liabilities and shareholders’ equity	$19,105,095	$33,013,345

Shares outstanding	246,978	446,978

Net asset value per share	$73.28	$70.47

Market value per share (Note 2)	$72.84	$69.11

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (22% of shareholders’ equity)
U.S. Treasury Bills^^:
1.885% due 01/31/19†	$1,000,000	$998,163
2.349% due 02/14/19†	3,000,000	2,991,400

Total short-term U.S. government and agency obligations (cost $3,989,775)		$3,989,563

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2019	10	$1,281,300	$(31,780)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	(2.35)%	01/07/19	$(11,200)	$(14,332,080)	$(380,655)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(2.45)	01/07/19	(7,598)	(9,723,237)	(258,134)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	(2.12)	01/07/19	(1,000)	(1,279,640)	(63,076)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(2.10)	01/07/19	(7,450)	(9,533,169)	(288,921)

Total Unrealized Depreciation					$(990,786)

†	All or partial amount pledged as collateral for forward agreements.
^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of December 31, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$423,926	$283,917	$164,570

Expenses
Management fee	252,524	344,734	625,950
Brokerage commissions	61	48	43

Total expenses	252,585	344,782	625,993

Net investment income (loss)	171,341	(60,865)	(461,423)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	21,620	(2,987)	(29,440)
Forward agreements	1,301,959	(6,990,570)	(12,211,311)
Short-term U.S. government and agency obligations	152	(1,208)	(378)

Net realized gain (loss)	1,323,731	(6,994,765)	(12,241,129)

Change in net unrealized appreciation/depreciation on
Futures contracts	(26,320)	(24,440)	13,760
Forward agreements	497,473	(4,521,825)	1,224,624
Short-term U.S. government and agency obligations	1,514	(2,006)	2,028

Change in net unrealized appreciation/depreciation	472,667	(4,548,271)	1,240,412

Net realized and unrealized gain (loss)	1,796,398	(11,543,036)	(11,000,717)

Net income (loss)	$1,967,739	$(11,603,901)	$(11,462,140)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$31,497,410	$63,653,647	$74,971,764
Addition of 250,000, 350,000 and 1,050,000 shares, respectively	16,527,151	26,178,336	83,353,994
Redemption of 450,000, 600,000 and 1,000,000 shares, respectively	(31,893,303)	(46,730,672)	(83,209,971)

Net addition (redemption) of (200,000), (250,000) and 50,000 shares, respectively	(15,366,152)	(20,552,336)	144,023

Net investment income (loss)	171,341	(60,865)	(461,423)
Net realized gain (loss)	1,323,731	(6,994,765)	(12,241,129)
Change in net unrealized appreciation/depreciation	472,667	(4,548,271)	1,240,412

Net income (loss)	1,967,739	(11,603,901)	(11,462,140)

Shareholders’ equity, end of period	$18,098,997	$31,497,410	$63,653,647

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$1,967,739	$(11,603,901)	$(11,462,140)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,471,021,129)	(259,713,980)	(320,273,448)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,499,398,357	288,557,288	332,879,016
Net amortization and accretion on short-term U.S. government and agency obligations	(387,225)	(283,867)	(164,568)
Net realized gain (loss) on investments	(152)	1,208	378
Change in unrealized appreciation/depreciation on investments	(498,987)	4,523,831	(1,226,652)
Decrease (Increase) in receivable on futures contracts	(1,700)	1,280	(1,280)
Decrease (Increase) in interest receivable	(10,500)	—	—
Increase (Decrease) in payable to Sponsor	(9,944)	(30,538)	(4,097)
Increase (Decrease) in payable on futures contracts	(2,420)	2,420	(80)

Net cash provided by (used in) operating activities	29,434,039	21,453,741	(252,871)

Cash flow from financing activities
Proceeds from addition of shares	16,527,151	26,178,336	83,353,994
Payment on shares redeemed	(31,893,303)	(46,730,672)	(83,209,971)

Net cash provided by (used in) financing activities	(15,366,152)	(20,552,336)	144,023

Net increase (decrease) in cash	14,067,887	901,405	(108,848)
Cash, beginning of period	1,035,445	134,040	242,888

Cash, end of period	$15,103,332	$1,035,445	$134,040

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $3,294,789 and $18,352,808, respectively)	$3,294,766	$18,349,861
Cash	5,677,665	614,804
Segregated cash balances with brokers for futures contracts	44,431	10,340
Segregated cash balances with brokers for forward agreements	4,554,000	738,500
Interest receivable	7,847	—

Total assets	13,578,709	19,713,505

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,171,777
Payable on open futures contracts	5,720	2,220
Payable to Sponsor	11,115	17,086
Unrealized depreciation on forward agreements	1,793,011	1,716,163

Total liabilities	1,809,846	4,907,246

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	11,768,863	14,806,259

Total liabilities and shareholders’ equity	$13,578,709	$19,713,505

Shares outstanding	316,976	466,976

Net asset value per share	$37.13	$31.71

Market value per share (Note 2)	$37.10	$31.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (28% of shareholders’ equity)
U.S. Treasury Bills^^:
1.607% due 01/03/19	$700,000	$699,957
1.856% due 01/17/19	700,000	699,329
1.898% due 01/31/19†	900,000	898,347
2.427% due 02/14/19	1,000,000	997,133

Total short-term U.S. government and agency obligations (cost $3,294,789)		$3,294,766

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2019	11	$854,700	$(44,917)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(2.55)%	01/07/19	$(399,000)	$(6,173,887)	$(566,050)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(2.80)	01/07/19	(559,500)	(8,658,038)	(605,756)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(2.27)	01/07/19	(100,000)	(1,547,320)	(119,953)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(2.78)	01/07/19	(407,000)	(6,298,203)	(501,252)

Total Unrealized Depreciation					$(1,793,011)

†	All or partial amount pledged as collateral for forward agreements.
^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of December 31, 2018, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions. Forward Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$309,090	$157,745	$93,483

Expenses
Management fee	196,546	194,297	349,293
Brokerage commissions	72	48	43

Total expenses	196,618	194,345	349,336

Net investment income (loss)	112,472	(36,600)	(255,853)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	19,939	21,156	(40,250)
Forward agreements	5,005,037	1,132,237	(17,514,464)
Short-term U.S. government and agency obligations	(2,031)	(932)	(1,916)

Net realized gain (loss)	5,022,945	1,152,461	(17,556,630)

Change in net unrealized appreciation/depreciation on
Futures contracts	(43,267)	(28,960)	21,340
Forward agreements	(76,848)	(3,100,409)	(3,394,033)
Short-term U.S. government and agency obligations	2,924	(3,500)	367

Change in net unrealized appreciation/depreciation	(117,191)	(3,132,869)	(3,372,326)

Net realized and unrealized gain (loss)	4,905,754	(1,980,408)	(20,928,956)

Net income (loss)	$5,018,226	$(2,017,008)	$(21,184,809)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$14,806,259	$23,017,656	$55,987,938
Addition of 800,000, 850,000 and 1,650,000 shares, respectively	27,656,086	26,717,920	69,113,968
Redemption of 950,000, 1,000,000 and 1,900,002 shares, respectively	(35,711,708)	(32,912,309)	(80,899,441)

Net addition (redemption) of (150,000), (150,000) and (250,002) shares, respectively	(8,055,622)	(6,194,389)	(11,785,473)

Net investment income (loss)	112,472	(36,600)	(255,853)
Net realized gain (loss)	5,022,945	1,152,461	(17,556,630)
Change in net unrealized appreciation/depreciation	(117,191)	(3,132,869)	(3,372,326)

Net income (loss)	5,018,226	(2,017,008)	(21,184,809)

Shareholders’ equity, end of period	$11,768,863	$14,806,259	$23,017,656

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$5,018,226	$(2,017,008)	$(21,184,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(906,025,439)	(205,796,774)	(149,552,689)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	921,367,007	209,150,487	178,824,533
Net amortization and accretion on short-term U.S. government and agency obligations	(285,580)	(157,687)	(93,482)
Net realized gain (loss) on investments	2,031	932	1,916
Change in unrealized appreciation/depreciation on investments	73,924	3,103,909	3,393,666
Decrease (Increase) in receivable on futures contracts	—	2,290	(1,900)
Decrease (Increase) in interest receivable	(7,847)	—	—
Increase (Decrease) in payable to Sponsor	(5,971)	(2,464)	(27,635)
Increase (Decrease) in payable on futures contracts	3,500	2,220	—

Net cash provided by (used in) operating activities	20,139,851	4,285,905	11,359,600

Cash flow from financing activities
Proceeds from addition of shares	27,656,086	26,717,920	69,113,968
Payment on shares redeemed	(38,883,485)	(29,740,532)	(80,899,441)

Net cash provided by (used in) financing activities	(11,227,399)	(3,022,612)	(11,785,473)

Net increase (decrease) in cash	8,912,452	1,263,293	(425,873)
Cash, beginning of period	1,363,644	100,351	526,224

Cash, end of period	$10,276,096	$1,363,644	$100,351

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,950,807 and $131,844,652, respectively)	$34,951,229	$131,834,352
Cash	21,879,254	1,582,684
Segregated cash balances with brokers for foreign currency forward contracts	1,691,000	—
Unrealized appreciation on foreign currency forward contracts	678,152	1,568,997
Interest receivable	14,973	—

Total assets	59,214,608	134,986,033

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,759,983
Payable to Sponsor	49,037	106,863
Unrealized depreciation on foreign currency forward contracts	3,801,896	41,734

Total liabilities	3,850,933	3,908,580

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	55,363,675	131,077,453

Total liabilities and shareholders’ equity	$59,214,608	$134,986,033

Shares outstanding	749,290	1,749,290

Net asset value per share	$73.89	$74.93

Market value per share (Note 2)	$73.86	$74.98

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (63% of shareholders’ equity)
U.S. Treasury Bills^^:
1.689% due 01/03/19†	$2,000,000	$1,999,877
2.307% due 01/17/19†	23,000,000	22,977,959
1.976% due 01/31/19†	2,000,000	1,996,327
2.349% due 02/14/19†	8,000,000	7,977,066

Total short-term U.S. government and agency obligations (cost $34,950,807)		$34,951,229

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/11/19	1,459,634,700	$13,322,009	$330,465
Yen with UBS AG	01/11/19	2,446,453,800	22,328,658	347,687

Total Unrealized Appreciation				$678,152

Contracts to Sell
Yen with Goldman Sachs International	01/11/19	(7,490,711,300)	$(68,367,332)	$(1,755,536)
Yen with UBS AG	01/11/19	(8,547,990,500)	(78,017,066)	(2,046,360)

Total Unrealized Depreciation				$(3,801,896)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^

The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$1,399,342	$1,446,842	$531,771

Expenses
Management fee	791,468	1,802,816	2,141,333

Total expenses	791,468	1,802,816	2,141,333

Net investment income (loss)	607,874	(355,974)	(1,609,562)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,111,627	(8,729,472)	(22,220,271)
Short-term U.S. government and agency obligations	3	(4,001)	(5,910)

Net realized gain (loss)	2,111,630	(8,733,473)	(22,226,181)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(4,651,007)	(15,217,674)	30,640,389
Short-term U.S. government and agency obligations	10,722	(9,478)	16,827

Change in net unrealized appreciation/depreciation	(4,640,285)	(15,227,152)	30,657,216

Net realized and unrealized gain (loss)	(2,528,655)	(23,960,625)	8,431,035

Net income (loss)	$(1,920,781)	$(24,316,599)	$6,821,473

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$131,077,453	$276,781,747	$237,372,900
Addition of 100,000, 1,000,000 and 2,300,000 shares, respectively	7,078,646	76,657,434	150,763,218
Redemption of 1,100,000, 2,700,000 and 1,550,004 shares, respectively	(80,871,643)	(198,045,129)	(118,175,844)

Net addition (redemption) of (1,000,000), (1,700,000) and 749,996 shares, respectively	(73,792,997)	(121,387,695)	32,587,374

Net investment income (loss)	607,874	(355,974)	(1,609,562)
Net realized gain (loss)	2,111,630	(8,733,473)	(22,226,181)
Change in net unrealized appreciation/depreciation	(4,640,285)	(15,227,152)	30,657,216

Net income (loss)	(1,920,781)	(24,316,599)	6,821,473

Shareholders’ equity, end of period	$55,363,675	$131,077,453	$276,781,747

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$(1,920,781)	$(24,316,599)	$6,821,473
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,738,985,179)	(1,735,928,862)	(1,044,852,917)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,837,199,781	1,862,630,186	1,048,290,293
Net amortization and accretion on short-term U.S. government and agency obligations	(1,320,754)	(1,446,842)	(531,771)
Net realized gain (loss) on investments	(3)	4,001	5,910
Change in unrealized appreciation/depreciation on investments	4,640,285	15,227,152	(30,657,216)
Decrease (Increase) in interest receivable	(14,973)	—	—
Increase (Decrease) in payable to Sponsor	(57,826)	(125,628)	21,603

Net cash provided by (used in) operating activities	99,540,550	116,043,408	(20,902,625)

Cash flow from financing activities
Proceeds from addition of shares	7,078,646	76,657,434	150,763,218
Payment on shares redeemed	(84,631,626)	(194,285,146)	(126,970,573)

Net cash provided by (used in) financing activities	(77,552,980)	(117,627,712)	23,792,645

Net increase (decrease) in cash	21,987,570	(1,584,304)	2,890,020
Cash, beginning of period	1,582,684	3,166,988	276,968

Cash, end of period	$23,570,254	$1,582,684	$3,166,988

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $20,993,328, respectively)	$—	$20,993,515
Cash	48,860,400	1,639,958
Segregated cash balances with brokers for futures contracts	8,682,024	4,626,400
Receivable on open futures contracts	—	170,015
Interest receivable	29,104	—

Total assets	57,571,528	27,429,888

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	674,832	1,058,309
Payable on open futures contracts	565,495	—
Payable to Sponsor	32,080	23,631

Total liabilities	1,272,407	1,081,940

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	56,299,121	26,347,948

Total liabilities and shareholders’ equity	$57,571,528	$27,429,888

Shares outstanding	2,112,403	1,237,403

Net asset value per share	$26.65	$21.29

Market value per share (Note 2)	$26.74	$21.15

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires April 2019	503	$10,550,425	$1,677,781
VIX Futures - CBOE, expires May 2019	906	18,799,500	1,368,915
VIX Futures - CBOE, expires June 2019	906	18,618,300	841,460
VIX Futures - CBOE, expires July 2019	403	8,332,025	(130,050)

			$3,758,106

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

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$368,351	$256,920	$107,409

Expenses
Management fee	221,717	317,739	369,016
Brokerage commissions	30,306	20,988	32,884

Total expenses	252,023	338,727	401,900

Net investment income (loss)	116,328	(81,807)	(294,491)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,332,654	(25,319,770)	(11,085,506)
Short-term U.S. government and agency obligations	—	(377)	499

Net realized gain (loss)	4,332,654	(25,320,147)	(11,085,007)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,973,386	(927,035)	(943,885)
Short-term U.S. government and agency obligations	(187)	441	(1,079)

Change in net unrealized appreciation/depreciation	5,973,199	(926,594)	(944,964)

Net realized and unrealized gain (loss)	10,305,853	(26,246,741)	(12,029,971)

Net income (loss)	$10,422,181	$(26,328,548)	$(12,324,462)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$26,347,948	$45,818,914	$27,650,638
Addition of 2,325,000, 950,000 and 1,100,000 shares, respectively	56,218,143	26,311,779	55,230,587
Redemption of 1,450,000, 800,000 and 525,001 shares, respectively	(36,689,151)	(19,454,197)	(24,737,849)

Net addition (redemption) of 875,000, 150,000 and 574,999 shares, respectively	19,528,992	6,857,582	30,492,738

Net investment income (loss)	116,328	(81,807)	(294,491)
Net realized gain (loss)	4,332,654	(25,320,147)	(11,085,007)
Change in net unrealized appreciation/depreciation	5,973,199	(926,594)	(944,964)

Net income (loss)	10,422,181	(26,328,548)	(12,324,462)

Shareholders’ equity, end of period	$56,299,121	$26,347,948	$45,818,914

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$10,422,181	$(26,328,548)	$(12,324,462)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,159,804,178)	(943,753,668)	(175,738,460)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,181,000,000	968,489,510	156,335,340
Net amortization and accretion on short-term U.S. government and agency obligations	(202,494)	(243,058)	(107,408)
Net realized gain (loss) on investments	—	377	(499)
Change in unrealized appreciation/depreciation on investments	187	(441)	1,079
Decrease (Increase) in receivable on futures contracts	170,015	72,526	(200,353)
Decrease (Increase) in interest receivable	(29,104)	—	—
Increase (Decrease) in payable to Sponsor	8,449	(8,941)	12,194
Increase (Decrease) in payable on futures contracts	565,495	—	—

Net cash provided by (used in) operating activities	32,130,551	(1,772,243)	(32,022,569)

Cash flow from financing activities
Proceeds from addition of shares	56,218,143	26,311,779	55,230,587
Payment on shares redeemed	(37,072,628)	(20,480,908)	(22,652,829)

Net cash provided by (used in) financing activities	19,145,515	5,830,871	32,577,758

Net increase (decrease) in cash	51,276,066	4,058,628	555,189
Cash, beginning of period	6,266,358	2,207,730	1,652,541

Cash, end of period	$57,542,424	$6,266,358	$2,207,730

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $114,780,333 and $134,855,770, respectively)	$114,785,002	$134,845,604
Cash	23,538,353	1,850,632
Segregated cash balances with brokers for futures contracts	15,855,066	1,864,500
Receivable on open futures contracts	912,016	2,667,474
Interest receivable	16,966	—

Total assets	155,107,403	141,228,210

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,431,713
Payable on open futures contracts	5,489,302	—
Payable to Sponsor	70,986	54,937

Total liabilities	5,560,288	3,486,650

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	149,547,115	137,741,560

Total liabilities and shareholders’ equity	$155,107,403	$141,228,210

Shares outstanding	3,876,317	5,901,317

Net asset value per share	$38.58	$23.34

Market value per share (Note 2)	$38.61	$23.15

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations (77% of shareholders’ equity)
U.S. Treasury Bills^^:
2.314% due 01/17/19†	$50,000,000	$49,952,085
2.326% due 01/31/19†	40,000,000	39,926,532
2.389% due 02/28/19	25,000,000	24,906,385

Total short-term U.S. government and agency obligations (cost $114,780,333)		$114,785,002

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires January 2019	3,561	$86,087,175	$18,392,959
VIX Futures - CBOE, expires February 2019	2,849	63,461,475	(1,014,514)

			$17,378,445

^^	Rates shown represent discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.

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

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Investment Income
Interest	$1,594,294	$1,238,374	$466,392

Expenses
Management fee	1,046,876	1,353,339	1,632,880
Brokerage commissions	176,459	174,838	270,159
Brokerage fees	4,294	3,383	—

Total expenses	1,227,629	1,531,560	1,903,039

Net investment income (loss)	366,665	(293,186)	(1,436,647)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	89,903,111	(194,005,568)	(195,475,791)
Short-term U.S. government and agency obligations	(1,992)	(772)	6,650

Net realized gain (loss)	89,901,119	(194,006,340)	(195,469,141)

Change in net unrealized appreciation/depreciation on
Futures contracts	22,140,322	(4,293,225)	609,973
Short-term U.S. government and agency obligations	14,835	(11,354)	3,010

Change in net unrealized appreciation/depreciation	22,155,157	(4,304,579)	612,983

Net realized and unrealized gain (loss)	112,056,276	(198,310,919)	(194,856,158)

Net income (loss)	$112,422,941	$(198,604,105)	$(196,292,805)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
Shareholders’ equity, beginning of period	$137,741,560	$174,160,146	$105,272,823
Addition of 8,275,000, 7,750,000 and 3,066,250 shares, respectively	234,775,305	318,930,520	515,131,303
Redemption of 10,300,000, 3,901,046 and 1,411,378 shares, respectively	(335,392,691)	(156,745,001)	(249,951,175)

Net addition (redemption) of (2,025,000), 3,848,954 and 1,654,872 shares, respectively	(100,617,386)	162,185,519	265,180,128

Net investment income (loss)	366,665	(293,186)	(1,436,647)
Net realized gain (loss)	89,901,119	(194,006,340)	(195,469,141)
Change in net unrealized appreciation/depreciation	22,155,157	(4,304,579)	612,983

Net income (loss)	112,422,941	(198,604,105)	(196,292,805)

Shareholders’ equity, end of period	$149,547,115	$137,741,560	$174,160,146

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$112,422,941	$(198,604,105)	$(196,292,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,723,838,427)	(1,819,678,736)	(920,726,003)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,744,914,327	1,834,013,986	869,284,481
Net amortization and accretion on short-term U.S. government and agency obligations	(1,002,455)	(1,201,747)	(466,392)
Net realized gain (loss) on investments	1,992	772	(6,650)
Change in unrealized appreciation/depreciation on investments	(14,835)	11,354	(3,010)
Decrease (Increase) in receivable on futures contracts	1,755,458	1,816,796	(3,220,337)
Decrease (Increase) in interest receivable	(16,966)	—	—
Increase (Decrease) in payable to Sponsor	16,049	(32,700)	10,220
Increase (Decrease) in payable on futures contracts	5,489,302	—	—

Net cash provided by (used in) operating activities	139,727,386	(183,674,380)	(251,420,496)

Cash flow from financing activities
Proceeds from addition of shares	234,775,305	318,930,520	515,131,303
Payment on shares redeemed	(338,824,404)	(153,313,288)	(249,951,175)

Net cash provided by (used in) financing activities	(104,049,099)	165,617,232	265,180,128

Net increase (decrease) in cash	35,678,287	(18,057,148)	13,759,632
Cash, beginning of period	3,715,132	21,772,280	8,012,648

Cash, end of period	$39,393,419	$3,715,132	$21,772,280

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $785,069,552 and $2,445,970,899, respectively)	$785,085,860	$2,445,779,873
Cash	729,259,407	55,713,112
Segregated cash balances with brokers for futures contracts	272,501,850	420,018,133
Segregated cash balances with brokers for forward agreements	37,374,000	4,081,500
Segregated cash balances with brokers for foreign currency forward contracts	6,057,000	3,960,000
Segregated cash balances with brokers for swap agreements	53,486,000	—
Unrealized appreciation on swap agreements	20,646,726	62,238,361
Unrealized appreciation on forward agreements	30,555,018	25,381,689
Unrealized appreciation on foreign currency forward contracts	1,023,384	2,339,908
Receivable from capital shares sold	54,572,979	843,370
Receivable on open futures contracts	79,899,070	45,230,982
Interest receivable	555,187	—
Offering costs (Note 5)	—	105,643
Limitation by Sponsor	—	59,651

Total assets	2,071,016,481	3,065,752,222

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	11,136,094	73,270,557
Payable on open futures contracts	32,074,054	1,954,640
Payable to Sponsor	1,541,554	2,509,663
Unrealized depreciation on swap agreements	74,098,074	30,607,142
Unrealized depreciation on forward agreements	2,783,797	3,204,422
Unrealized depreciation on foreign currency forward contracts	5,407,883	6,927,586

Total liabilities	127,041,456	118,474,010

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,943,975,025	2,947,278,212

Total liabilities and shareholders’ equity	$2,071,016,481	$3,065,752,222

Shares outstanding	75,842,768	74,000,885

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017*	2016**
Investment Income
Interest	$32,979,194	$25,704,093	$9,133,928
Expenses
Management fee	23,335,844	30,996,127	34,712,239
Brokerage commissions	5,852,459	8,950,082	7,438,871
Brokerage fees	156,052	9,715	—
Offering costs	105,643	238,151	—
Limitation by Sponsor	(27,133)	(59,651)	—

Total expenses	29,422,865	40,134,424	42,151,110

Net investment income (loss)	3,556,329	(14,430,331)	(33,017,182)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,441,403,318)	(354,314,223)	(1,286,470,453)
Swap agreements	(2,745,254)	(11,794,313)	(25,398,375)
Forward agreements	(58,472,765)	(26,118,074)	38,357,981
Foreign currency forward contracts	19,830,895	(46,255,034)	(47,075,744)
Short-term U.S. government and agency obligations	(274,781)	(50,042)	(15,768)

Net realized gain (loss)	(1,483,065,223)	(438,531,686)	(1,320,602,359)

Change in net unrealized appreciation/depreciation on
Futures contracts	26,203,793	(360,935)	(22,030,613)
Swap agreements	(85,082,567)	(11,520,471)	108,928,215
Forward agreements	5,593,954	43,166,751	(2,765,009)
Foreign currency forward contracts	203,179	(36,579,460)	73,731,339
Short-term U.S. government and agency obligations	207,334	(202,002)	4,832

Change in net unrealized appreciation/depreciation	(52,874,307)	(5,496,117)	157,868,764

Net realized and unrealized gain (loss)	(1,535,939,530)	(444,027,803)	(1,162,733,595)

Net income (loss)	$(1,532,383,201)	$(458,458,134)	$(1,195,750,777)

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).
**

The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2018	2017*	2016**
Shareholders’ equity, beginning of period	$2,947,278,212	$3,276,337,487	$3,506,608,748
Addition of 125,567,500, 135,939,510 and 125,154,150 shares, respectively	6,250,352,624	9,098,339,966	10,633,008,985
Redemption of 123,725,617, 144,218,291 and 120,735,291 shares, respectively	(5,721,272,610)	(8,968,941,107)	(9,667,529,469)

Net addition (redemption) of 1,841,883, (8,278,781) and 4,418,859 shares, respectively	529,080,014	129,398,859	965,479,516

Net investment income (loss)	3,556,329	(14,430,331)	(33,017,182)
Net realized gain (loss)	(1,483,065,223)	(438,531,686)	(1,320,602,359)
Change in net unrealized appreciation/depreciation	(52,874,307)	(5,496,117)	157,868,764

Net income (loss)	(1,532,383,201)	(458,458,134)	(1,195,750,777)

Shareholders’ equity, end of period	$1,943,975,025	$2,947,278,212	$3,276,337,487

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).
**

The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017*	2016**
Cash flow from operating activities
Net income (loss)	$(1,532,383,201)	$(458,458,134)	$(1,195,750,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(99,953,125,278)	(31,621,104,918)	(18,373,450,463)
Proceeds from sales or maturities of short-term U.S government and agency obligations	101,639,196,463	32,238,762,028	18,657,310,693
Net amortization and accretion on short-term U.S government and agency obligations	(25,444,619)	(24,840,586)	(9,128,007)
Net realized gain (loss) on investments	274,781	50,042	15,768
Change in unrealized appreciation/depreciation on investments	79,078,100	5,135,182	(179,899,377)
Decrease (Increase) in receivable on futures contracts	(34,668,088)	(3,368,120)	(14,207,535)
Decrease (Increase) in receivable in Limitation by Sponsor	59,651	(59,651)	—
Decrease (Increase) in interest receivable	(555,187)	—	—
Cash paid for offering costs	—	(343,794)	—
Amortization of offering costs	105,643	238,151	—
Increase (Decrease) in payable to Sponsor	(968,109)	(213,033)	(116,609)
Increase (Decrease) in brokerage commissions and fees payable	—	(2,909)	(36,239)
Increase (Decrease) in payable on futures contracts	30,119,414	(2,017,981)	894,352

Net cash provided by (used in) operating activities	201,689,570	133,776,277	1,114,368,194

Cash flow from financing activities
Proceeds from addition of shares	6,196,623,015	9,097,496,596	10,681,055,123
Payment on shares redeemed	(5,783,407,073)	(8,967,195,585)	(9,656,124,409)

Net cash provided by (used in) financing activities	413,215,942	130,301,011	1,024,930,714

Net increase (decrease) in cash	614,905,512	264,077,288	(89,437,480)
Cash, beginning of period	483,772,745	219,695,457	309,132,937

Cash, end of period	$1,098,678,257	$483,772,745	$219,695,457

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).
**

The operations include the activity of: ProShares Managed Futures Strategy through March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity through September 1, 2016, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - ORGANIZATION

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2018, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

ProShares Ultra VIX Short-Term Futures ETF changed its investment objective to seek daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the performance of the S&P 500 VIX Short-Term Futures Index for a single day. Prior to the close of business on February 27, 2018, the Fund’s investment objective was to seek results, before fees and expenses, that correspond to two times (2x) the performance of the Index for a single day.

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

The Geared Funds do not seek to achieve their stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than a single day should not be expected to be a simple multiple (e.g., -0.5x, -1x, -2x, -3x, 1.5x, 2x or 3x) of the period return of the corresponding benchmark and will likely differ significantly.

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2016, 2017, and 2018. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares UltraShort Bloomberg Natural Gas	July 20, 2016	3-for-1 Share split	July 25, 2016
ProShares VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016
ProShares Ultra VIX Short-Term Futures ETF	July 25, 2016	1-for-5 reverse Share split	July 25, 2016
ProShares UltraShort Bloomberg Crude Oil	January 11, 2017	2-for-1 Share split	January 12, 2017
ProShares Ultra Bloomberg Crude Oil	January 11, 2017	1-for-2 reverse Share split	January 12, 2017
ProShares Ultra VIX Short-Term Futures ETF	January 11, 2017	1-for-5 reverse Share split	January 12, 2017
ProShares Short VIX Short-Term Futures ETF	July 12, 2017	2-for-1 Share split	July 17, 2017
ProShares VIX Short-Term Futures ETF	July 14, 2017	1-for-4 reverse Share split	July 17, 2017
ProShares Ultra VIX Short-Term Futures ETF	July 14, 2017	1-for-4 reverse Share split	July 17, 2017
ProShares Ultra Bloomberg Natural Gas	March 19, 2018	1-for-5 reverse Share split	March 20, 2018
ProShares UltraPro 3x Short Crude Oil ETF	March 19, 2018	1-for-4 reverse Share split	March 20, 2018
ProShares Short VIX Short-Term Futures ETF	September 17, 2018	1-for-4 reverse Share split	September 18, 2018
ProShares Ultra VIX Short-Term Futures ETF	September 17, 2018	1-for-5 reverse Share split	September 18, 2018

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2018 and 2017, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2018 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
ProShares UltraShort Silver, ProShares Ultra Silver	6:30 a.m.	7:00 a.m.	December 31, 2018
ProShares UltraShort Gold, ProShares Ultra Gold	9:30 a.m.	10:00 a.m.	December 31, 2018
ProShares UltraShort Bloomberg Crude Oil,
ProShares Ultra Bloomberg Crude Oil,	2:00 p.m.	2:30 p.m.	December 31, 2018
ProShares UltraPro 3x Short Crude Oil ETF,
ProShares UltraPro 3x Crude Oil ETF
ProShares UltraShort Bloomberg Natural Gas,
ProShares Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 31, 2018
ProShares UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	December 31, 2018
ProShares Short Euro
ProShares UltraShort Euro,
ProShares Ultra Euro	3:00 p.m.	4:00 p.m.	December 31, 2018
ProShares UltraShort Yen,
ProShares Ultra Yen	3:00 p.m.	4:00 p.m.	December 31, 2018
ProShares VIX Short-Term Futures ETF,
ProShares Ultra VIX Short-Term Futures ETF,
ProShares Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 31, 2018
ProShares VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 31, 2018

*

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2018.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2018.

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

Derivatives (e.g., futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are generally valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are generally valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

The following table summarizes the valuation of investments at December 31, 2018 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$599,429	$(43,281)	$—	$—	$—	$556,148
ProShares Short VIX Short-Term Futures ETF	—	(14,476,201)	—	—	—	(14,476,201)
ProShares Ultra Bloomberg Crude Oil	280,502,900	(14,040,301)	—	—	(72,767,125)	193,695,474
ProShares Ultra Bloomberg Natural Gas	8,380,427	(10,323,163)	—	—	—	(1,942,736)
ProShares Ultra Euro	1,496,658	—	—	57,938	—	1,554,596
ProShares Ultra Gold	41,941,734	72,670	4,253,301	—	—	46,267,705
ProShares Ultra Silver	123,795,806	340,736	26,301,717	—	—	150,438,259
ProShares Ultra VIX Short-Term Futures ETF	—	32,503,965	—	—	(1,330,949)	31,173,016
ProShares Ultra Yen	—	—	—	177,111	—	177,111
ProShares UltraPro 3x Crude Oil ETF	20,979,876	(23,451,361)	—	—	—	(2,471,485)
ProShares UltraPro 3x Short Crude Oil ETF	—	7,019,475	—	—	—	7,019,475
ProShares UltraShort Australian Dollar	299,537	511,825	—	—	—	811,362
ProShares UltraShort Bloomberg Crude Oil	27,967,534	3,272,155	—	—	20,646,726	51,886,415
ProShares UltraShort Bloomberg Natural Gas	299,714	10,837,989	—	—	—	11,137,703
ProShares UltraShort Euro	121,801,685	—	—	(1,495,804)	—	120,305,881
ProShares UltraShort Gold	3,989,563	(31,780)	(990,786)	—	—	2,966,997
ProShares UltraShort Silver	3,294,766	(44,917)	(1,793,011)	—	—	1,456,838
ProShares UltraShort Yen	34,951,229	—	—	(3,123,744)	—	31,827,485
ProShares VIX Mid-Term Futures ETF	—	3,758,106	—	—	—	3,758,106
ProShares VIX Short-Term Futures ETF	114,785,002	17,378,445	—	—	—	132,163,447

Total Trust	$785,085,860	$13,284,362	$27,771,221	$(4,384,499)	$(53,451,348)	$768,305,596

*

Incudes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2017 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$6,996,235	$(166,288)	$—	$—	$—	$6,829,947
ProShares Short VIX Short-Term Futures ETF	494,910,644	17,041,449	—	—	—	511,952,093
ProShares Ultra Bloomberg Crude Oil	459,515,902	11,945,979	—	—	62,238,361	533,700,242
ProShares Ultra Bloomberg Natural Gas	50,961,356	7,225,810	—	—	—	58,187,166
ProShares Ultra Euro	6,996,235	—	—	264,152	—	7,260,387
ProShares Ultra Gold	88,884,844	5,480	3,646,355	—	—	92,536,679
ProShares Ultra Silver	235,581,716	1,600	21,735,334	—	—	257,318,650
ProShares Ultra VIX Short-Term Futures ETF	287,533,132	(34,466,120)	—	—	—	253,067,012
ProShares Ultra Yen	1,997,933	—	—	(34,824)	—	1,963,109
ProShares UltraPro 3x Crude Oil ETF	—	1,417,998	—	—	—	1,417,998
ProShares UltraPro 3x Short Crude Oil ETF	—	(2,988,155)	—	—	—	(2,988,155)
ProShares UltraShort Australian Dollar	11,983,904	(893,220)	—	—	—	11,090,684
ProShares UltraShort Bloomberg Crude Oil	253,646,823	(3,962,648)	—	—	(30,607,142)	219,077,033
ProShares UltraShort Bloomberg Natural Gas	3,999,751	(1,097,049)	—	—	—	2,902,702
ProShares UltraShort Euro	204,770,166	—	—	(6,344,269)	—	198,425,897
ProShares UltraShort Gold	31,977,900	(5,460)	(1,488,259)	—	—	30,484,181
ProShares UltraShort Silver	18,349,861	(1,650)	(1,716,163)	—	—	16,632,048
ProShares UltraShort Yen	131,834,352	—	—	1,527,263	—	133,361,615
ProShares VIX Mid-Term Futures ETF	20,993,515	(2,215,280)	—	—	—	18,778,235
ProShares VIX Short-Term Futures ETF	134,845,604	(4,761,877)	—	—	—	130,083,727

Total Trust	$2,445,779,873	$(12,919,431)	$22,177,267	$(4,587,678)	$31,631,219	$2,482,081,250

*

Incudes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Management of the Funds has reviewed all open tax years and major jurisdictions (i.e., the last four tax year ends and the interim tax period since then, as applicable) and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments of ASU 2018-13 include new, eliminated, and modified disclosure requirements of ASC 820. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Funds have early adopted ASU 2018-13 for these financial statements.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying Index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded and the credit risk resides with the Funds’ clearing broker or clearinghouse itself. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

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

The net amount of the excess, if any, of each Fund’s obligations over its entitlements with respect to each OTC swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the counterparty in a segregated account by the Funds’ Custodian. The net amount of the excess, if any, of each Fund’s entitlements over its obligations with respect to each OTC swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the Fund in a segregated account by a third party custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.” Swap agreements are generally valued at the last settled price of the benchmark referenced asset.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2018 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

The Funds, as applicable, collateralize swap agreements by segregating or designating cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments. As noted above, collateral posted in connection with OTC derivative transactions is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. The collateral held in this account is restricted as to its use. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2018, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

The counterparty/credit risk for cleared derivative transactions is generally lower than for OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

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

Forward contracts have traditionally not been cleared or guaranteed by a third party. As a result of the Dodd-Frank Act, the CFTC now regulates non-deliverable forwards (including deliverable forwards where the parties do not take delivery). Certain non-deliverable forward contracts, such as non-deliverable foreign exchange forwards, may be subject to regulation as swap agreements, including mandatory clearing. Changes in the forward markets may entail increased costs and result in increased reporting requirements.

The Funds may collateralize OTC forward commodity contracts by segregating or designating cash and/or certain securities as indicated on their Statements of Financial Condition or Schedules of Investments. Such collateral is held for the benefit of the counterparty in a segregated tri-party account at a third party custodian to protect the counterparty against non-payment by the Funds. The collateral held in this account is restricted as to its use. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2018, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The counterparty/credit risk for cleared derivative transactions is generally lower than for OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

The following tables indicate the location of derivative related items on the Statement of Financial Condition as well as the effect of derivative instruments on the Statement of Operations during the reporting period.

Fair Value of Derivative Instruments as of December 31, 2018

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$910,460	*		$15,386,661	*
	ProShares Ultra VIX Short-Term Futures ETF		33,798,582	*		2,625,566	*
	ProShares VIX Mid-Term Futures ETF		3,888,156	*		130,050	*
	ProShares VIX Short-Term Futures ETF		18,392,959	*		1,014,514	*
Commodities Contracts		Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements			Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements
	ProShares Ultra Bloomberg Crude Oil		—			86,807,426	*
	ProShares Ultra Bloomberg Natural Gas		—			10,323,163	*
	ProShares Ultra Gold		4,325,971	*		—
	ProShares Ultra Silver		26,642,453	*		—
	ProShares UltraPro 3x Crude Oil ETF		—			23,451,361	*
	ProShares UltraPro 3x Short Crude Oil ETF		7,019,475	*		—
	ProShares UltraShort Bloomberg Crude Oil		23,918,881	*		—
	ProShares UltraShort Bloomberg Natural Gas		10,837,989	*		—
	ProShares UltraShort Gold		—			1,022,566	*
	ProShares UltraShort Silver		—			1,837,928	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and payable on open futures contracts
	ProShares Short Euro		—			43,281	*
	ProShares Ultra Euro		61,971			4,033
	ProShares Ultra Yen		179,187			2,076
	ProShares UltraShort Australian Dollar		511,825	*		—
	ProShares UltraShort Euro		104,074			1,599,878
	ProShares UltraShort Yen		678,152			3,801,896

		Total Trust	$131,270,135	*		$148,050,399	*

*

Incudes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2017

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$21,493,549	*		$4,452,100	*
	ProShares Ultra VIX Short-Term Futures ETF		3,974,642	*		38,440,762	*
	ProShares VIX Mid-Term Futures ETF		—			2,215,280	*
	ProShares VIX Short-Term Futures ETF		709,708	*		5,471,585	*
Commodities Contracts		Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements			Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements
	ProShares Ultra Bloomberg Crude Oil		74,184,340	*		—
	ProShares Ultra Bloomberg Natural Gas		7,225,810	*		—
	ProShares Ultra Gold		3,651,835	*		—
	ProShares Ultra Silver		21,736,934	*		—
	ProShares UltraPro 3x Crude Oil ETF		1,417,998	*		—
	ProShares UltraPro 3x Short Crude Oil ETF		—			2,988,155	*
	ProShares UltraShort Bloomberg Crude Oil		—			34,569,790	*
	ProShares UltraShort Bloomberg Natural Gas		—			1,097,049	*
	ProShares UltraShort Gold		—			1,493,719	*
	ProShares UltraShort Silver		—			1,717,813	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and payable on open futures contracts
	ProShares Short Euro		—			166,288	*
	ProShares Ultra Euro		321,609			57,457
	ProShares UltraShort Australian Dollar		—			893,220	*
	ProShares Ultra Yen		—			34,824
	ProShares UltraShort Euro		499,302			6,793,571
	ProShares UltraShort Yen		1,568,997			41,734

		Total Trust	$136,784,724	*		$100,433,347	*

*

Incudes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations

For the Year December 31, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(1,885,564,719)	$(31,517,650)
		ProShares Ultra VIX Short-Term Futures ETF	390,000,742	65,639,136
		ProShares VIX Mid-Term Futures ETF	4,332,654	5,973,386
		ProShares VIX Short-Term Futures ETF	89,903,111	22,140,322
Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation/ depreciation on futures contracts, swap and/ or forward agreements
		ProShares Ultra Bloomberg Crude Oil	21,756,994	(160,991,766)
		ProShares Ultra Bloomberg Natural Gas	21,092,864	(17,548,973)
		ProShares Ultra Gold	(7,345,006)	674,136
		ProShares Ultra Silver	(57,488,526)	4,905,519
		ProShares UltraPro 3x Crude Oil ETF	(37,435,672)	(24,869,359)
		ProShares UltraPro 3x Short Crude Oil ETF	7,377,281	10,007,630
		ProShares UltraShort Bloomberg Crude Oil	(42,040,086)	58,488,671
		ProShares UltraShort Bloomberg Natural Gas	(14,147,964)	11,935,038
		ProShares UltraShort Gold	1,323,579	471,153
		ProShares UltraShort Silver	5,024,976	(120,115)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on futures and/ or foreign currency forward contracts
		ProShares Short Euro	459,984	123,007
		ProShares Ultra Euro	(1,063,823)	(206,214)
		ProShares Ultra Yen	(170,364)	211,935
		ProShares UltraShort Australian Dollar	128,451	1,405,045
		ProShares UltraShort Euro	18,953,455	4,848,465
		ProShares UltraShort Yen	2,111,627	(4,651,007)

		Total Trust	$(1,482,790,442)	$(53,081,641)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2017

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$897,400,516	$27,351,060
		ProShares Ultra VIX Short-Term Futures ETF	(1,020,750,851)	(26,493,883)
		ProShares VIX Mid-Term Futures ETF	(25,319,770)	(927,035)
		ProShares VIX Short-Term Futures ETF	(194,005,568)	(4,293,225)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements

		ProShares Ultra Bloomberg Crude Oil	22,146,212	13,288,604
		ProShares Ultra Bloomberg Natural Gas	(40,793,265)	4,689,090
		ProShares Ultra Gold	11,484,410	8,101,902
		ProShares Ultra Silver	(31,762,834)	42,740,483
		ProShares UltraPro 3x Crude Oil ETF	6,018,618	1,417,998
		ProShares UltraPro 3x Short Crude Oil ETF	(7,046,628)	(2,988,155)
		ProShares UltraShort Bloomberg Crude Oil	(6,491,060)	(20,936,094)
		ProShares UltraShort Bloomberg Natural Gas	4,762,532	(615,018)
		ProShares UltraShort Gold	(6,993,557)	(4,546,265)
		ProShares UltraShort Silver	1,153,393	(3,129,369)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts

		ProShares Short Euro	(1,161,987)	(299,188)
		ProShares Ultra Euro	2,212,313	838,162
		ProShares Ultra Yen	(46,195)	307,252
		ProShares UltraShort Australian Dollar	(866,771)	(2,075,560)
		ProShares UltraShort Euro	(39,691,680)	(22,507,200)
		ProShares UltraShort Yen	(8,729,472)	(15,217,674)

		Total Trust	$(438,481,644)	$(5,294,115)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2016

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$(195,475,791)	$609,973
		ProShares VIX Mid-Term Futures ETF	(11,085,506)	(943,885)
		ProShares Short VIX Short-Term Futures ETF	440,391,389	(21,056,026)
		ProShares Ultra VIX Short-Term Futures ETF	(1,567,340,688)	(19,866,703)
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	(67,752,164)	(22,510,865)
		ProShares UltraShort Bloomberg Natural Gas	586,860	1,989,133
		ProShares UltraShort Gold	(12,240,751)	1,238,384
		ProShares UltraShort Silver	(17,554,714)	(3,372,693)
		ProShares Ultra Bloomberg Crude Oil	74,061,040	151,001,639
		ProShares Ultra Bloomberg Natural Gas	17,571,809	(3,776,159)
		ProShares Ultra Gold	5,816,562	(2,194,272)
		ProShares Ultra Silver	62,342,441	1,566,582
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	663,774	(110,538)
		ProShares UltraShort Australian Dollar	(2,787,204)	1,602,610
		ProShares UltraShort Euro	(25,711,518)	44,873,267
		ProShares UltraShort Yen	(22,220,271)	30,640,389
		ProShares Ultra Euro	138,959	(1,178,930)
		ProShares Ultra Yen	717,086	(603,387)

		Total Trust	$(1,319,878,687)	$157,908,519

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2018.

Fair Values of Derivative Instruments as of December 31, 2018
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$72,767,125	$—	$72,767,125
ProShares Ultra Euro
Foreign currency forward contracts	61,971	—	61,971	4,033	—	4,033
ProShares Ultra Gold
Forward agreements	4,253,301	—	4,253,301	—	—	—
ProShares Ultra Silver
Forward agreements	26,301,717	—	26,301,717	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	1,330,949	—	1,330,949
ProShares Ultra Yen
Foreign currency forward contracts	179,187	—	179,187	2,076	—	2,076
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	20,646,726	—	20,646,726	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	104,074	—	104,074	1,599,878	—	1,599,878
ProShares UltraShort Gold
Forward agreements	—	—	—	990,786	—	990,786
ProShares UltraShort Silver
Forward agreements	—	—	—	1,793,011	—	1,793,011
ProShares UltraShort Yen
Foreign currency forward contracts	678,152	—	678,152	3,801,896	—	3,801,896

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2018. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2018
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(22,752,565)	$20,667,565	$2,085,000	$—
Goldman Sachs International	(15,691,687)	10,417,687	5,274,000	—
Royal Bank of Canada	(13,836,386)	13,836,386	—	—
Societe Generale	(5,206,589)	1,491,589	3,715,000	—
UBS AG	(15,279,898)	15,156,898	123,000	—
ProShares Ultra Euro
Goldman Sachs International	26,209	—	—	26,209
UBS AG	31,729	—	—	31,729
ProShares Ultra Gold
Citibank, N.A.	1,682,026	(1,682,026)	—	—
Goldman Sachs International	1,223,528	(1,223,528)	—	—
Societe Generale	61,260	—	—	61,260
UBS AG	1,286,487	(1,286,487)	—	—
ProShares Ultra Silver
Citibank, N.A.	9,662,061	(8,053,860)	—	1,608,201
Goldman Sachs International	8,418,745	(1,655,971)	—	6,762,774
Societe Generale	118,797	—	—	118,797
UBS AG	8,102,114	(6,971,401)	—	1,130,713
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs International	(1,330,949)	—	1,330,949	—
ProShares Ultra Yen
Goldman Sachs International	73,705	—	—	73,705
UBS AG	103,406	—	—	103,406
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	8,336,367	(8,336,367)	—	—
Goldman Sachs International	2,752,372	(2,752,372)	—	—
Royal Bank of Canada	4,237,960	—	(4,237,960)	—
Societe Generale	1,891,050	(1,891,050)	—	—
UBS AG	3,428,977	(3,428,977)	—	—
ProShares UltraShort Euro
Goldman Sachs International	(610,002)	610,002	—	—
UBS AG	(885,802)	—	885,802	—
ProShares UltraShort Gold
Citibank, N.A.	(380,655)	119,655	261,000	—
Goldman Sachs International	(258,134)	—	258,134	—
Societe Generale	(63,076)	—	63,076	—
UBS AG	(288,921)	—	288,921	—
ProShares UltraShort Silver
Citibank, N.A.	(566,050)	—	566,050	—
Goldman Sachs International	(605,756)	—	605,756	—
Societe Generale	(119,953)	—	119,953	—
UBS AG	(501,252)	—	501,252	—
ProShares UltraShort Yen
Goldman Sachs International	(1,425,071)	—	1,425,071	—
UBS AG	(1,698,673)	1,571,673	127,000	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2017:

Fair Values of Derivative Instruments as of December 31, 2017
	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized	Gross	Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statements	the Statements	the Statements	the Statements	Statements	the Statements
	of Financial	of Financial	of Financial	of Financial	of Financial	of Financial
Fund	Condition	Condition	Condition	Condition	Condition	Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$62,238,361	$—	$62,238,361	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	321,609	—	321,609	57,457	—	57,457
ProShares Ultra Gold
Forward agreements	3,646,355	—	3,646,355	—	—	—
ProShares Ultra Silver
Forward agreements	21,735,334	—	21,735,334	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	34,824	—	34,824
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	30,607,142	—	30,607,142
ProShares UltraShort Euro
Foreign currency forward contracts	449,302	—	449,302	6,793,571	—	6,793,571
ProShares UltraShort Gold
Forward agreements	—	—	—	1,488,259	—	1,488,259
ProShares UltraShort Silver
Forward agreements	—	—	—	1,716,163	—	1,716,163
ProShares UltraShort Yen
Foreign currency forward contracts	1,568,997	—	1,568,997	41,734	—	41,734

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2017
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$19,815,892	—	—	$19,815,892
Goldman Sachs International	16,654,031	(14,861,090)	—	1,792,941
Societe Generale S.A	9,003,519	(8,525,505)	—	478,014
USB AG	16,764,919	(15,477,566)	—	1,287,353
ProShares Ultra Euro
Goldman Sachs International	102,424	—	—	102,424
UBS AG	161,728	—	—	161,728
ProShares Ultra Gold
Citibank, N.A.	1,513,310	—	—	1,513,310
Goldman Sachs International	969,501	(967,678)	(1,823)	—
Societe General S.A.	218,319	—	—	218,319
UBS AG	945,225	(945,225)	—	—
ProShares Ultra Silver
Citibank, N.A.	7,201,744	—	—	7,201,744

Goldman Sachs International	5,873,080	(4,903,696)	—	969,384
Societe General S.A.	2,761,817	(2,516,153)	—	245,664
UBS AG	5,898,693	(4,930,596)	—	968,097
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	(10,173,164)	10,173,164	—	—
Goldman Sachs International	(9,242,398)	9,242,398	—	—
Societe General S.A.	(1,904,113)	1,904,113	—	—
UBS AG	(9,287,467)	9,287,467	—	—
ProShares UltraShort Euro
Goldman Sachs International	(3,297,612)	259,612	3,038,000	—
UBS AG	(3,046,657)	3,046,657	—	—
ProShares UltraShort Gold
Citibank, N.A.	(554,559)	554,559	—	—
Goldman Sachs International	(428,358)	428,358	—	—
Societe General S.A.	(126,928)	126,928	—	—
UBS AG	(378,414)	378,414	—	—
ProShares UltraShort Silver
Citibank, N.A.	(632,593)	632,593	—	—
Goldman Sachs International	(486,240)	—	486,240	—
Societe General S.A.	(115,305)	115,305	—	—
UBS AG	(482,025)	482,025	—	—
ProShares UltraShort Yen
Goldman Sachs International	821,317	(810,030)	—	11,287
UBS AG	705,946	—	(705,946)	—
ProShares Ultra Yen
Goldman Sachs International	(17,410)	17,410	—	—
UBS AG	(17,414)	17,414	—	—

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

The Administrator

The Bank of New York Mellon (“BNY Mellon”) serves as the Administrator of the Funds. The Trust, on its own behalf and on behalf of each Fund, and BNY Mellon have entered into an administration and accounting agreement (the “Administration and Accounting Agreement”) in connection therewith. Pursuant to the terms of the Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon prepares and files certain regulatory filings on behalf of the Funds. BNY Mellon may also perform other services for the Funds pursuant to the Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon from time to time. The Administrator’s fees are paid on behalf of the Funds by the Sponsor.

Brown Brothers Harriman & Co. (“BBH&Co.”) served as administrator of the Funds and the Trust until replaced by BNY Mellon on October 1, 2018.

The Custodian

BNY Mellon serves as the Custodian of the Funds, and the Trust, on its own behalf and on behalf of each Fund, and BNY Mellon have entered into a custody agreement (the “Custody Agreement”) in connection therewith. Pursuant to the terms of the Custody Agreement, BNY Mellon is responsible for the holding and safekeeping of assets delivered to it by the Funds, and performing various administrative duties in accordance with instructions delivered to BNY Mellon by the Funds. The Custodian’s fees are paid on behalf of the Funds by the Sponsor.

BBH&Co. served as custodian of the Funds and the Trust until replaced by BNY Mellon on October 1, 2018.

The Transfer Agent

BNY Mellon serves as the Transfer Agent of the Funds for Authorized Participants and has entered into a transfer agency and service agreement (the “Transfer Agency and Service Agreement”). Pursuant to the terms of the Transfer Agency and Service Agreement, BNY Mellon is responsible for processing purchase and redemption orders and maintaining records of ownership of the Funds. The Transfer Agent Fees are paid on behalf of the Funds by the Sponsor.

BBH&Co. served as transfer agent of the Funds and the Trust until replaced by BNY Mellon on October 1, 2018.

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

Authorized Participants may pay a fixed transaction fee of up to $250 in connection with each order to create or redeem a Creation Unit in order to compensate BNY Mellon, as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the for the years ended December 31, 2018, 2017 and 2016 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Year Ended	Year Ended	Year Ended
Fund	December 31, 2018	December 31, 2017	December 31, 2016*
ProShares Short Euro	$—	$—	$—
ProShares Short VIX Short-Term Futures ETF	699,323	1,008,452	801,564
ProShares Ultra Bloomberg Crude Oil	235,966	610,969	504,533
ProShares Ultra Bloomberg Natural Gas	16,562	15,937	9,175
ProShares Ultra Euro	—	—	—
ProShares Ultra Gold	10,139	14,460	14,138
ProShares Ultra Silver	26,173	28,622	47,414
ProShares Ultra VIX Short-Term Futures ETF	2,194,669	1,036,162	1,822,247
ProShares Ultra Yen	—	—	—
ProShares UltraPro 3x Crude Oil ETF	81,882	25,455	—
ProShares UltraPro 3x Short Crude Oil ETF	46,345	14,096	—
ProShares UltraShort Australian Dollar	—	—	—
ProShares UltraShort Bloomberg Crude Oil	135,524	207,707	398,027
ProShares UltraShort Bloomberg Natural Gas	9,616	4,713	8,989
ProShares UltraShort Euro	—	—	—
ProShares UltraShort Gold	10,644	15,945	29,854
ProShares UltraShort Silver	—	—	16,729
ProShares UltraShort Yen	—	—	—
ProShares VIX Mid-Term Futures ETF	27,723	13,605	24,056
ProShares VIX Short-Term Futures ETF	160,987	142,380	229,699

Total Trust	$3,655,553	$3,138,503	$3,906,425

*

Amounts exclude the activity of ProShares Managed Futures Strategy which liquidated on March 30, 2016, ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity which liquidated on September 1, 2016.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2018:

For the Year Ended December 31, 2018

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$509.20	$23.66	$32.64	$17.44	$39.88
Net investment income gain (loss)	0.22	(0.23)	0.20	0.09	0.06	0.28
Net realized and unrealized gain (loss)#	2.92	(466.61)	(10.80)	(7.45)	(2.41)	(3.04)
Change in net asset value from operations	3.14	(466.84)	(10.60)	(7.36)	(2.35)	(2.76)
Net asset value, at December 31, 2018	$43.10	$42.36	$13.06	$25.28	$15.09	$37.12
Market value per share, at December 31, 2017†	$39.99	$512.84	$23.44	$32.50	$17.46	$40.67
Market value per share, at December 31, 2018†	$43.08	$42.30	$13.30	$25.82	$15.12	$37.41
Total Return, at net asset value	7.9%	(91.7)%	(44.8)%	(22.5)%	(13.5)%	(6.9)%
Total Return, at market value	7.7%	(91.8)%	(43.3)%	(20.6)%	(13.4)%	(8.0)%
Ratios to Average Net Assets
Expense ratio	0.97%	1.34%	0.97%	1.22%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.54%	(0.37)%	0.73%	0.30%	0.36%	0.73%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

For the Year Ended December 31, 2018

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78	$42.32	$45.67
Net investment income gain (loss)	0.20	(0.40)	(0.02)	(0.04)	(0.12)	0.23
Net realized and unrealized gain (loss)#	(7.36)	30.19	0.23	(24.66)	7.59	9.40
Change in net asset value from operations	(7.16)	29.79	0.21	(24.70)	7.47	9.63
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Market value per share, at December 31, 2017†	$33.85	$51.05	$57.45	$37.23	$42.88	$45.72
Market value per share, at December 31, 2018†	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Total Return, at net asset value	(21.3)%	57.7%	0.4%	(65.4)%	17.7%	21.1%
Total Return, at market value	(22.1)%	60.1%	0.2%	(63.8)%	12.9%	20.1%
Ratios to Average Net Assets
Expense ratio	0.95%	1.68%	0.95%	1.22%	1.24%	1.03%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.69%	(0.75)%	(0.03)%	(0.12)%	(0.45)%	0.46%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

For the Year Ended December 31, 2018

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income gain (loss)	0.11	(0.01)	0.16	0.47	0.20	0.53
Net realized and unrealized gain (loss)#	5.37	(17.86)	2.90	2.34	5.22	(1.57)
Change in net asset value from operations	5.48	(17.87)	3.06	2.81	5.42	(1.04)
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Market value per share, at December 31, 2017†	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at December 31, 2018†	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Total Return, at net asset value	22.5%	(45.3)%	14.4%	4.0%	17.1%	(1.4)%
Total Return, at market value	19.2%	(46.5)%	14.4%	5.4%	18.2%	(1.5)%
Ratios to Average Net Assets
Expense ratio	0.98%	1.41%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.59%	(0.05)%	0.73%	0.64%	0.55%	0.73%

#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

For the Year Ended December 31, 2018

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2017	$21.29	$23.34
Net investment income gain	0.10	0.08
Net realized and unrealized gain (loss)#	5.26	15.16
Change in net asset value from operations	5.36	15.24
Net asset value, at December 31, 2018	$26.65	$38.58
Market value per share, at December 31, 2017†	$21.15	$23.15
Market value per share, at December 31, 2018†	$26.74	$38.61
Total Return, at net asset value	25.2%	65.3%
Total Return, at market value	26.4%	66.8%
Ratios to Average Net Assets
Expense ratio	0.97%	1.00%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income gain	0.45%	0.30%

#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2017:

For the Year Ended December 31, 2017

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2016	$45.06	$182.46	$23.34	$94.24	$14.02	$32.90
Net investment income (loss)	(0.14)	(2.41)	(0.03)	(0.23)	(0.04)	(0.06)
Net realized and unrealized gain (loss)#	(4.96)	329.15	0.35	(61.37)	3.46	7.04
Change in net asset value from operations	(5.10)	326.74	0.32	(61.60)	3.42	6.98
Net asset value, at December 31, 2017	$39.96	$509.20	$23.66	$32.64	$17.44	$39.88
Market value per share, at December 31, 2016†	$45.12	$181.96	$23.36	$94.80	$14.09	$33.20
Market value per share, at December 31, 2017†	$39.99	$512.84	$23.44	$32.50	$17.46	$40.67
Total Return, at net asset value	(11.3)%	179.0%	1.4%	(65.4)%	24.4%	21.2%
Total Return, at market value	(11.4)%	181.8%	0.3%	(65.7)%	23.9%	22.5%
Ratios to Average Net Assets
Expense ratio	0.97%	1.51%	0.98%	1.22%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.32)%	(0.71)%	(0.18)%	(0.50)%	(0.23)%	(0.14)%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

For the Year Ended December 31, 2017

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF+		UltraPro 3x Short Crude Oil ETF*+		UltraShort Australian Dollar
Net asset value, at December 31, 2016	$33.44	$869.63	$55.43	$25.00		$100.00		$55.38
Net investment income (loss)	(0.05)	(1.66)	(0.24)	(0.21)		(0.66)		(0.17)
Net realized and unrealized gain (loss)#	0.16	(816.30)	2.13	12.99		(57.02)		(9.54)
Change in net asset value from operations	0.11	(817.96)	1.89	12.78		(57.68)		(9.71)
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78		$42.32		$45.67
Market value per share, at December 31, 2016†	$32.09	$875.00	$55.52	$25.00		$100.00		$55.24
Market value per share, at December 31, 2017†	$33.85	$51.05	$57.45	$37.23		$42.88		$45.72
Total Return, at net asset value	0.3%	(94.1)%	3.4%	51.1	%^	(57.7	)%^	(17.5)%
Total Return, at market value	5.5%	(94.2)%	3.5%	48.9	%^	(57.1	)%^	(17.2)%
Ratios to Average Net Assets
Expense ratio	0.95%	1.90%	0.95%	1.30	%**	1.32	%**	1.02%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95	%**	0.95	%**	0.95%
Net investment income (loss)	(0.15)%	(1.17)%	(0.41)%	(1.20	)%**	(1.25	)%**	(0.36)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, March 24, 2017 through December 31, 2017.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†

Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated. For ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF, the returns of shares outstanding for the period of commencement of operations through December 31, 2017 are calculated based on the initial offering price upon commencement of operations of $25.00 and $100.00 respectively.

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

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

For the Year Ended December 31, 2017

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at December 31, 2016	$42.14	$84.86
Net investment income (loss)	(0.06)	(0.07)
Net realized and unrealized gain (loss)#	(20.79)	(61.45)
Change in net asset value from operations	(20.85)	(61.52)
Net asset value, at December 31, 2017	$21.29	$23.34
Market value per share, at December 31, 2016†	$42.34	$85.04
Market value per share, at December 31, 2017†	$21.15	$23.15
Total Return, at net asset value	(49.5)%	(72.5)%
Total Return, at market value	(50.0)%	(72.8)%
Ratios to Average Net Assets
Expense ratio	0.91%	0.96%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income (loss)	(0.22)%	(0.18)%

*	See Note 1 of these Notes to Financial Statements
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2016

For the Year Ended December 31, 2016

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2015	$43.78	$101.63	$25.15	$92.85	$15.51	$29.73
Net investment income (loss)	(0.33)	(1.22)	(0.15)	(0.79)	(0.11)	(0.28)
Net realized and unrealized gain (loss)#	1.61	82.05	(1.66)	2.18	(1.38)	3.45
Change in net asset value from operations	1.28	80.83	(1.81)	1.39	(1.49)	3.17
Net asset value, at December 31, 2016	$45.06	$182.46	$23.34	$94.24	$14.02	$32.90
Market value per share, at December 31, 2015†	$43.74	$100.92	$25.08	$92.40	$15.51	$29.73
Market value per share, at December 31, 2016†	$45.12	$181.96	$23.36	$94.80	$14.09	$33.20
Total Return, at net asset value	2.9%	79.5%	(7.2)%	1.5%	(9.6)%	10.7%
Total Return, at market value	3.2%	80.3%	(6.9)%	2.6%	(9.2)%	11.7%
Ratios to Average Net Assets
Expense ratio	0.97%	1.39%	1.01%	1.34%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.76)%	(1.15)%	(0.76)%	(1.12)%	(0.71)%	(0.69)%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

For the Year Ended December 31, 2016

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2015	$27.06	$14,042.01	$54.75	$58.46	$66.60	$46.53
Net investment income (loss)	(0.27)	(38.39)	(0.45)	(0.43)	(0.36)	(0.68)
Net realized and unrealized gain (loss)#	6.65	(13,133.99)	1.13	(2.65)	(34.54)	(22.75)
Change in net asset value from operations	6.38	(13,172.38)	0.68	(3.08)	(34.90)	(23.43)
Net asset value, at December 31, 2016	$33.44	$869.63	$55.43	$55.38	$31.70	$23.10
Market value per share, at December 31, 2015†	$27.08	$14,175.00	$54.70	$58.15	$66.82	$46.55
Market value per share, at December 31, 2016†	$32.09	$875.00	$55.52	$55.24	$31.65	$23.05
Total Return, at net asset value	23.6%	(93.8)%	1.2%	(5.3)%	(52.4)%	(50.4)%
Total Return, at market value	18.5%	(93.8)%	1.5%	(5.0)%	(52.6)%	(50.5)%
Ratios to Average Net Assets
Expense ratio	0.95%	1.57%	0.95%	1.03%	1.03%	1.65%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.85%	0.95%	0.95%	0.95%	0.95%
Net investment income (loss)	(0.69)%	(1.32)%	(0.69)%	(0.79)%	(0.76)%	(1.43)%

*	See Note 1 of these Notes to Financial Statements.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

For the Year Ended December 31, 2016

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at December 31, 2015	$25.54	$115.88	$64.58	$87.94	$53.96	$264.84
Net investment income (loss)	(0.17)	(0.55)	(0.26)	(0.50)	(0.33)	(1.10)
Net realized and unrealized gain (loss)#	1.71	(24.00)	(27.01)	(7.20)	(11.49)	(178.88)
Change in net asset value from operations	1.54	(24.55)	(27.27)	(7.70)	(11.82)	(179.98)
Net asset value, at December 31, 2016	$27.08	$91.33	$37.31	$80.24	$42.14	$84.86
Market value per share, at December 31, 2015†	$25.53	$115.83	$64.55	$87.89	$53.99	$266.60
Market value per share, at December 31, 2016†	$27.08	$90.54	$38.76	$80.25	$42.34	$85.04
Total Return, at net asset value	6.0%	(21.2)%	(42.2)%	(8.8)%	(21.9)%	(68.0)%
Total Return, at market value	6.1%	(21.8)%	(40.0)%	(8.7)%	(21.6)%	(68.1)%
Ratios to Average Net Assets
Expense ratio	0.95%	0.95%	0.95%	0.95%	0.93%	0.99%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.85%	0.85%
Net investment income (loss)	(0.70)%	(0.70)%	(0.70)%	(0.71)%	(0.68)%	(0.75)%

*	See Note 1 of these Notes to Financial Statements
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ in amount, and possibly even direction from one-half the inverse (-0.5x), the inverse (-1x), two times the inverse (-2x), three times the inverse (-3x), one and one-half times (1.5x) the return, two times (2x) of the return or three times of the return (3x) of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short, UltraShort and UltraPro Short Funds), as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective over time.

Each Ultra, UltraShort, UltraPro and UltraPro Short Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra or UltraPro Fund with a 1.5x or 2x or 3x multiple should be approximately one and one-half or two or three times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of an UltraShort or UltraPro Short Fund is designed to return two times the inverse (-2x) or three times the inverse (-3x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present significant risks not applicable to other types of funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

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

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Geared Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions, extreme market volatility, and other factors will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -0.5x, -1x, -2x, -3x, 1.5x, 2x, or 3x as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

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

Title VII of the Dodd-Frank Act (“Title VII”) created a regulatory regime for derivatives, with the CFTC responsible for the regulation of swaps and the SEC responsible for the regulation of “security-based swaps.” The SEC requirements have largely yet to be made effective, but the CFTC requirements are largely in place. The CFTC requirements have included rules for some of the types of transactions in which the Funds will engage, including mandatory clearing and exchange trading, reporting, and margin for OTC swaps. Title VII also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are, or will be, subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The regulatory requirements under Title VII continue to be developed and there may be further modifications that could materially and adversely impact the Funds, the markets in which a Fund trades and the counterparties with which the Fund engages in transactions.

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

Counterparty Credit Risk

The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearing corporation in a similar manner as the Funds would for futures contracts. In the case of OTC derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction – typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to OTC derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

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

In addition, cleared derivatives benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with a Futures Commission Merchant (“FCM”) in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting clearing broker. Derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.

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

The counterparty risk for cleared derivatives transactions is generally lower than for OTC derivatives. Once a transaction is cleared, the clearing organization is substituted and is a Fund’s counterparty on the derivative. The clearing organization guarantees the performance of the other side of the derivative. Nevertheless, some risk remains, as there is no assurance that the clearing organization, or its members, will satisfy its obligations to a Fund.

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

For example, because the UltraShort Funds and Ultra Funds (except for the Ultra VIX Short-Term Futures ETF which includes a one and one-half times multiplier) include a two times the inverse (-2x), or a two times (2x) multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. For the UltraPro Fund and UltraPro Short Fund, because the Funds include a three times (3x) or three times the inverse (-3x) multiplier, a single day movement in the benchmark approaching 33% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if the benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of an Ultra Fund and UltraPro Fund or upward single-day or intraday movements in the benchmark of an UltraShort Fund and UltraPro Short Fund, even if the underlying benchmark maintains a level greater than zero at all times.

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

NOTE 9 – SUBSEQUENT EVENTS

On December 20, 2018, the Trust announced that each of the ProShares Ultra Silver and the ProShares UltraShort Silver ETFs (the “Silver Funds” tickers AGQ and ZSL, respectively) and the ProShares Ultra Gold and the ProShares UltraShort Gold ETFs (the “Gold Funds” tickers UGL and GLL, respectively) will change their respective benchmarks. The Silver Funds and the Gold Funds struck their NAVs using their respective new benchmarks for the first time on January 7, 2019. The new benchmark for the Silver Funds is the Bloomberg Silver Subindex (ticker: BCOMSI) and the new benchmark for the Gold Funds is the Bloomberg Gold Subindex (ticker: BCOMGC).

On January 29, 2019, ProShare Capital Management LLC (the “Sponsor”) and ProShares Trust II (the “Trust”) were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York, styled Ford v. ProShares Trust II et al. Generally, the complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF (“SVXY”), allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust were also named as defendants in this action, along with a number of others. Counsel for the Trust believes the complaint is without merit and that the lawsuit will not adversely impact the operation of the Trust, SVXY, or any of its other series. The Trust and the Sponsor intend to vigorously defend against this lawsuit. Accordingly, no loss contingency has been recorded in the Statement of Financial Condition and the amount of loss, if any, cannot be reasonably estimated at this time.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: March 1, 2019

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: March 1, 2019