Form 10-K/A
period 2018-12-31
ProShares Trust II
filed 2019-03-25
CIK 1415311

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

PROSHARES TRUST II

Explanatory Note

ProShares Trust II (the “Trust”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2019. The Trust is filing this Amendment No. 1 (“Form 10-K/A”) to amend certain estimated fund return charts reported and to add additional language in the legal proceedings section in the Original Filing.

Specifically for the estimated fund return charts, the Form 10-K/A is being filed to correct: (1) the index volatility column as to include index volatility of 75% for the One-Half the Inverse (-0.5x) and the One and One-Half Times (1.5x) charts; (2) the One Year Index Performance column to round to half of a percent for the two aforementioned charts above; (3) the cell shading for the 5% and 10% columns for the Index Volatility in the One-Half the Inverse (-0.5x) chart and the cell shading for the 10% column for the Index Volatility in the One and One-Half Times (1.5x) chart; (4) the addition of Estimated Fund Return Charts for the Three Times (3x) and Three Times the Inverse (-3x). Specifically for the legal proceedings, the Form 10-K/A is being filed to include additional details for the class action lawsuits to ProShares Short VIX Short-Term Futures ETF.

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

Except as set forth above, no other changes have been made to the Form 10-K, and the Form 10-K/A does not amend, update or change any other items or disclosures found in the Form 10-K, or those included as filed in the XBRL document. Further, the Form 10-K/A does not reflect events that occurred after the filing of the Form 10-K.

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

		Index Volatility
One Year Index Performance	One-Half the Invers (-0.5x) One Year Index Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%	75%
-60%	30.0%	58.1%	58.0%	57.5%	56.8%	55.8%	54.5%	52.9%	51.0%	48.9%	46.6%	44.0%	41.2%	38.1%	34.9%	31.6%	28.0%
-55%	27.5%	49.1%	48.9%	48.5%	47.8%	46.9%	45.6%	44.1%	42.4%	40.4%	38.2%	35.7%	33.1%	30.2%	27.2%	24.0%	20.7%
-50%	25.0%	41.4%	41.3%	40.9%	40.2%	39.3%	38.1%	36.7%	35.1%	33.2%	31.1%	28.8%	26.3%	23.6%	20.7%	17.7%	14.5%
-45%	22.5%	34.8%	34.7%	34.3%	33.7%	32.8%	31.7%	30.4%	28.8%	27.0%	25.0%	22.8%	20.4%	17.8%	15.1%	12.2%	9.2%
-40%	20.0%	29.1%	29.0%	28.6%	28.0%	27.2%	26.1%	24.8%	23.3%	21.6%	19.7%	17.5%	15.3%	12.8%	10.2%	7.4%	4.5%
-35%	17.5%	24.0%	23.9%	23.6%	23.0%	22.2%	21.2%	19.9%	18.5%	16.8%	15.0%	12.9%	10.7%	8.4%	5.9%	3.2%	0.4%
-30%	15.0%	19.5%	19.4%	19.1%	18.5%	17.7%	16.8%	15.6%	14.2%	12.6%	10.8%	8.8%	6.7%	4.4%	2.0%	-0.5%	-3.2%
-25%	12.5%	15.5%	15.4%	15.0%	14.5%	13.8%	12.8%	11.6%	10.3%	8.7%	7.0%	5.1%	3.1%	0.9%	-1.4%	-3.9%	-6.5%
-20%	10.0%	11.8%	11.7%	11.4%	10.9%	10.1%	9.2%	8.1%	6.8%	5.3%	3.6%	1.8%	-0.2%	-2.3%	-4.6%	-7.0%	-9.5%
-15%	7.5%	8.5%	8.4%	8.1%	7.6%	6.9%	6.0%	4.9%	3.6%	2.1%	0.5%	-1.2%	-3.2%	-5.2%	-7.4%	-9.7%	-12.2%
-10%	5.0%	5.4%	5.3%	5.0%	4.5%	3.8%	3.0%	1.9%	0.7%	-0.7%	-2.3%	-4.0%	-5.9%	-7.9%	-10.0%	-12.3%	-14.6%
-5%	2.5%	2.6%	2.5%	2.2%	1.7%	1.1%	0.2%	-0.8%	-2.0%	-3.4%	-4.9%	-6.6%	-8.4%	-10.4%	-12.4%	-14.6%	-16.9%
0%	0.0%	0.0%	-0.1%	-0.4%	-0.8%	-1.5%	-2.3%	-3.3%	-4.5%	-5.8%	-7.3%	-8.9%	-10.7%	-12.6%	-14.7%	-16.8%	-19.0%
5%	-2.5%	-2.4%	-2.5%	-2.8%	-3.2%	-3.9%	-4.7%	-5.6%	-6.8%	-8.1%	-9.5%	-11.1%	-12.9%	-14.7%	-16.7%	-18.8%	-21.0%
10%	-5.0%	-4.7%	-4.7%	-5.0%	-5.5%	-6.1%	-6.9%	-7.8%	-8.9%	-10.2%	-11.6%	-13.2%	-14.9%	-16.7%	-18.6%	-20.7%	-22.8%
15%	-7.5%	-6.7%	-6.8%	-7.1%	-7.5%	-8.1%	-8.9%	-9.8%	-10.9%	-12.2%	-13.6%	-15.1%	-16.7%	-18.5%	-20.4%	-22.4%	-24.5%
20%	-10.0%	-8.7%	-8.8%	-9.1%	-9.5%	-10.1%	-10.8%	-11.7%	-12.8%	-14.0%	-15.4%	-16.9%	-18.5%	-20.2%	-22.1%	-24.0%	-26.1%
25%	-12.5%	-10.6%	-10.6%	-10.9%	-11.3%	-11.9%	-12.6%	-13.5%	-14.6%	-15.8%	-17.1%	-18.6%	-20.1%	-21.9%	-23.7%	-25.6%	-27.6%
30%	-15.0%	-12.3%	-12.4%	-12.6%	-13.0%	-13.6%	-14.3%	-15.2%	-16.2%	-17.4%	-18.7%	-20.1%	-21.7%	-23.4%	-25.1%	-27.0%	-29.0%
35%	-17.5%	-13.9%	-14.0%	-14.3%	-14.7%	-15.2%	-15.9%	-16.8%	-17.8%	-18.9%	-20.2%	-21.6%	-23.2%	-24.8%	-26.5%	-28.4%	-30.3%
40%	-20.0%	-15.5%	-15.6%	-15.8%	-16.2%	-16.7%	-17.4%	-18.3%	-19.3%	-20.4%	-21.7%	-23.0%	-24.5%	-26.2%	-27.9%	-29.7%	-31.6%
45%	-22.5%	-17.0%	-17.0%	-17.3%	-17.7%	-18.2%	-18.9%	-19.7%	-20.7%	-21.8%	-23.0%	-24.4%	-25.9%	-27.4%	-29.1%	-30.9%	-32.7%
50%	-25.0%	-18.4%	-18.4%	-18.7%	-19.0%	-19.6%	-20.2%	-21.1%	-22.0%	-23.1%	-24.3%	-25.7%	-27.1%	-28.7%	-30.3%	-32.1%	-33.9%
55%	-27.5%	-19.7%	-19.8%	-20.0%	-20.4%	-20.9%	-21.5%	-22.3%	-23.3%	-24.4%	-25.6%	-26.9%	-28.3%	-29.8%	-31.4%	-33.2%	-35.0%
60%	-30.0%	-20.9%	-21.0%	-21.2%	-21.6%	-22.1%	-22.8%	-23.6%	-24.5%	-25.5%	-26.7%	-28.0%	-29.4%	-30.9%	-32.5%	-34.2%	-36.0%

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

Estimated Fund Return over One Year When the Fund’s Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Three Times the Inverse (-3x) of the Performance of a Benchmark for a Single Day.

		Benchmark Volatility
One Year Benchmark Performance	Three Times (-3x) One Year Benchmark Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	180%	1462.5%	1439.2%	1371.5%	1265.2%	1129.1%	973.9%	810.5%	649.2%	498.3%	363.6%	248.6%	154.4%	80.2%	23.8%	-17.4%
-55%	165%	997.4%	981.1%	933.5%	858.8%	763.2%	654.2%	539.5%	426.2%	320.2%	225.6%	144.9%	78.7%	26.6%	-13.0%	-42.0%
-50%	150%	700.0%	688.1%	653.4%	599.0%	529.3%	449.8%	366.2%	283.6%	206.3%	137.4%	78.5%	30.3%	-7.7%	-36.6%	-57.7%
-45%	135%	501.1%	492.1%	466.0%	425.1%	372.8%	313.1%	250.3%	188.2%	130.1%	78.3%	34.1%	-2.1%	-30.7%	-52.4%	-68.2%
-40%	120%	363.0%	356.1%	336.0%	304.5%	264.2%	218.2%	169.8%	122.0%	77.3%	37.4%	3.3%	-24.6%	-46.6%	-63.3%	-75.5%
-35%	105%	264.1%	258.7%	242.9%	218.1%	186.4%	150.3%	112.2%	74.6%	39.4%	8.0%	-18.8%	-40.7%	-58.0%	-71.1%	-80.7%
-30%	90%	191.5%	187.2%	174.6%	154.7%	129.3%	100.4%	69.9%	39.8%	11.6%	-13.5%	-34.9%	-52.5%	-66.4%	-76.9%	-84.6%
-25%	75%	137.0%	133.5%	123.2%	107.1%	86.5%	62.9%	38.1%	13.7%	-9.2%	-29.7%	-47.1%	-61.4%	-72.7%	-81.2%	-87.5%
-20%	60%	95.3%	92.4%	83.9%	70.6%	53.6%	34.2%	13.8%	-6.3%	-25.2%	-42.0%	-56.4%	-68.2%	-77.5%	-84.5%	-89.7%
-15%	45%	62.8%	60.4%	53.4%	42.3%	28.1%	11.9%	-5.1%	-21.9%	-37.7%	-51.7%	-63.7%	-73.5%	-81.2%	-87.1%	-91.4%
-10%	30%	37.2%	35.1%	29.2%	19.9%	7.9%	-5.7%	-20.1%	-34.2%	-47.5%	-59.3%	-69.4%	-77.7%	-84.2%	-89.1%	-92.7%
-5%	15%	16.6%	14.9%	9.8%	1.9%	-8.3%	-19.8%	-32.0%	-44.1%	-55.3%	-65.4%	-74.0%	-81.0%	-86.5%	-90.8%	-93.8%
0%	0%	0.0%	-1.5%	-5.8%	-12.6%	-21.3%	-31.3%	-41.7%	-52.0%	-61.7%	-70.3%	-77.7%	-83.7%	-88.5%	-92.1%	-94.7%
5%	-15%	-13.6%	-14.9%	-18.6%	-24.5%	-32.0%	-40.6%	-49.7%	-58.6%	-66.9%	-74.4%	-80.7%	-85.9%	-90.0%	-93.2%	-95.4%
10%	-30%	-24.9%	-26.0%	-29.2%	-34.4%	-40.9%	-48.4%	-56.2%	-64.0%	-71.2%	-77.7%	-83.2%	-87.8%	-91.3%	-94.0%	-96.0%
15%	-45%	-34.2%	-35.2%	-38.1%	-42.6%	-48.3%	-54.8%	-61.7%	-68.5%	-74.8%	-80.5%	-85.3%	-89.3%	-92.4%	-94.8%	-96.5%
20%	-60%	-42.1%	-43.0%	-45.5%	-49.4%	-54.5%	-60.2%	-66.3%	-72.3%	-77.8%	-82.8%	-87.1%	-90.6%	-93.3%	-95.4%	-96.9%
25%	-75%	-48.8%	-49.6%	-51.8%	-55.3%	-59.7%	-64.8%	-70.2%	-75.4%	-80.4%	-84.8%	-88.6%	-91.7%	-94.1%	-95.9%	-97.3%
30%	-90%	-54.5%	-55.2%	-57.1%	-60.2%	-64.2%	-68.7%	-73.5%	-78.2%	-82.6%	-86.5%	-89.8%	-92.6%	-94.8%	-96.4%	-97.6%
35%	-105%	-59.4%	-60.0%	-61.7%	-64.5%	-68.0%	-72.1%	-76.3%	-80.5%	-84.4%	-87.9%	-90.9%	-93.4%	-95.3%	-96.8%	-97.9%
40%	-120%	-63.6%	-64.1%	-65.7%	-68.2%	-71.3%	-75.0%	-78.8%	-82.5%	-86.0%	-89.2%	-91.9%	-94.1%	-95.8%	-97.1%	-98.1%
45%	-135%	-67.2%	-67.7%	-69.1%	-71.3%	-74.2%	-77.5%	-80.9%	-84.3%	-87.4%	-90.3%	-92.7%	-94.7%	-96.2%	-97.4%	-98.3%
50%	-150%	-70.4%	-70.8%	-72.1%	-74.1%	-76.7%	-79.6%	-82.7%	-85.8%	-88.7%	-91.2%	-93.4%	-95.2%	-96.6%	-97.7%	-98.4%
55%	-165%	-73.1%	-73.5%	-74.7%	-76.5%	-78.9%	-81.5%	-84.4%	-87.1%	-89.7%	-92.0%	-94.0%	-95.6%	-96.9%	-97.9%	-98.6%
60%	-180%	-75.6%	-75.9%	-77.0%	-78.7%	-80.8%	-83.2%	-85.8%	-88.3%	-90.7%	-92.8%	-94.6%	-96.0%	-97.2%	-98.1%	-98.7%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Result For a single day, Before Fees and Expenses, that Correspond to One and One-Half Times (1.5x) the Daily Performance of an Index.

		Index Volatility
One Year Index Performance	One and One-Half Times (1.5x) One Year Index Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%	75%
-60%	-90.0%	-74.7%	-74.7%	-74.8%	-74.9%	-75.1%	-75.3%	-75.5%	-75.8%	-76.2%	-76.6%	-77.0%	-77.4%	-77.9%	-78.4%	-78.9%	-79.5%
-55%	-82.5%	-69.8%	-69.8%	-69.9%	-70.1%	-70.3%	-70.5%	-70.8%	-71.2%	-71.6%	-72.0%	-72.5%	-73.1%	-73.6%	-74.2%	-74.9%	-75.6%
-50%	-75.0%	-64.6%	-64.7%	-64.8%	-64.9%	-65.2%	-65.5%	-65.8%	-66.2%	-66.7%	-67.2%	-67.8%	-68.4%	-69.1%	-69.8%	-70.6%	-71.4%
-45%	-67.5%	-59.2%	-59.2%	-59.4%	-59.6%	-59.8%	-60.2%	-60.6%	-61.0%	-61.6%	-62.2%	-62.9%	-63.6%	-64.4%	-65.2%	-66.1%	-67.0%
-40%	-60.0%	-53.5%	-53.6%	-53.7%	-53.9%	-54.2%	-54.6%	-55.1%	-55.6%	-56.2%	-56.9%	-57.7%	-58.5%	-59.4%	-60.3%	-61.3%	-62.4%
-35%	-52.5%	-47.6%	-47.6%	-47.8%	-48.0%	-48.4%	-48.8%	-49.3%	-49.9%	-50.6%	-51.4%	-52.3%	-53.2%	-54.2%	-55.3%	-56.4%	-57.6%
-30%	-45.0%	-41.4%	-41.5%	-41.7%	-41.9%	-42.3%	-42.8%	-43.4%	-44.1%	-44.8%	-45.7%	-46.7%	-47.7%	-48.8%	-50.0%	-51.3%	-52.6%
-25%	-37.5%	-35.0%	-35.1%	-35.3%	-35.6%	-36.0%	-36.6%	-37.2%	-38.0%	-38.8%	-39.8%	-40.9%	-42.0%	-43.3%	-44.6%	-46.0%	-47.4%
-20%	-30.0%	-28.4%	-28.5%	-28.7%	-29.0%	-29.5%	-30.1%	-30.8%	-31.7%	-32.6%	-33.7%	-34.8%	-36.1%	-37.5%	-38.9%	-40.5%	-42.1%
-15%	-22.5%	-21.6%	-21.7%	-21.9%	-22.3%	-22.8%	-23.4%	-24.2%	-25.2%	-26.2%	-27.4%	-28.6%	-30.0%	-31.5%	-33.1%	-34.8%	-36.5%
-10%	-15.0%	-14.6%	-14.7%	-14.9%	-15.3%	-15.9%	-16.6%	-17.5%	-18.5%	-19.6%	-20.9%	-22.3%	-23.8%	-25.4%	-27.1%	-29.0%	-30.9%
-5%	-7.5%	-7.4%	-7.5%	-7.8%	-8.2%	-8.8%	-9.6%	-10.5%	-11.6%	-12.8%	-14.2%	-15.7%	-17.3%	-19.1%	-21.0%	-22.9%	-25.0%
0%	0.0%	0.0%	-0.1%	-0.4%	-0.8%	-1.5%	-2.3%	-3.3%	-4.5%	-5.8%	-7.3%	-8.9%	-10.7%	-12.6%	-14.7%	-16.8%	-19.0%
5%	7.5%	7.6%	7.5%	7.2%	6.7%	6.0%	5.1%	4.0%	2.8%	1.3%	-0.3%	-2.0%	-3.9%	-6.0%	-8.2%	-10.5%	-12.9%
10%	15.0%	15.4%	15.3%	14.9%	14.4%	13.7%	12.7%	11.5%	10.2%	8.7%	6.9%	5.0%	3.0%	0.8%	-1.5%	-4.0%	-6.6%
15%	22.5%	23.3%	23.2%	22.9%	22.3%	21.5%	20.5%	19.2%	17.8%	16.1%	14.3%	12.3%	10.1%	7.7%	5.3%	2.6%	-0.1%
20%	30.0%	31.5%	31.3%	31.0%	30.3%	29.5%	28.4%	27.1%	25.6%	23.8%	21.8%	19.7%	17.4%	14.9%	12.2%	9.4%	6.5%
25%	37.5%	39.8%	39.6%	39.2%	38.6%	37.7%	36.5%	35.1%	33.5%	31.6%	29.5%	27.2%	24.8%	22.1%	19.3%	16.3%	13.2%
30%	45.0%	48.2%	48.1%	47.7%	47.0%	46.0%	44.8%	43.3%	41.6%	39.6%	37.4%	35.0%	32.3%	29.5%	26.5%	23.3%	20.0%
35%	52.5%	56.9%	56.7%	56.3%	55.5%	54.5%	53.2%	51.7%	49.8%	47.7%	45.4%	42.8%	40.0%	37.0%	33.9%	30.5%	27.0%
40%	60.0%	65.7%	65.5%	65.0%	64.3%	63.2%	61.8%	60.2%	58.2%	56.0%	53.5%	50.8%	47.9%	44.7%	41.4%	37.8%	34.1%
45%	67.5%	74.6%	74.4%	73.9%	73.1%	72.0%	70.6%	68.8%	66.8%	64.4%	61.8%	59.0%	55.9%	52.6%	49.0%	45.3%	41.4%
50%	75.0%	83.7%	83.5%	83.0%	82.2%	81.0%	79.5%	77.6%	75.5%	73.0%	70.3%	67.3%	64.0%	60.5%	56.8%	52.9%	48.8%
55%	82.5%	93.0%	92.8%	92.3%	91.4%	90.1%	88.5%	86.6%	84.3%	81.7%	78.9%	75.7%	72.3%	68.6%	64.7%	60.6%	56.3%
60%	90.0%	102.4%	102.2%	101.6%	100.7%	99.4%	97.7%	95.7%	93.3%	90.6%	87.6%	84.3%	80.7%	76.8%	72.7%	68.4%	63.9%

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

Estimated Fund Return Over One Year When the Fund’s Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Three Times (3x) the Performance of a Benchmark for a Single Day.

		Benchmark Volatility
One Year Benchmark Performance	Three Times (3x) One Year Benchmark Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	-180%	-93.6%	-93.6%	-93.8%	-94.0%	-94.3%	-94.7%	-95.1%	-95.6%	-96.0%	-96.5%	-97.0%	-97.4%	-97.8%	-98.2%	-98.5%
-55%	-165%	-90.9%	-91.0%	-91.2%	-91.5%	-91.9%	-92.4%	-93.0%	-93.7%	-94.4%	-95.0%	-95.7%	-96.3%	-96.9%	-97.4%	-97.9%
-50%	-150%	-87.5%	-87.6%	-87.9%	-88.3%	-88.9%	-89.6%	-90.5%	-91.3%	-92.3%	-93.2%	-94.1%	-95.0%	-95.8%	-96.5%	-97.1%
-45%	-135%	-83.4%	-83.5%	-83.9%	-84.4%	-85.2%	-86.2%	-87.3%	-88.5%	-89.7%	-90.9%	-92.1%	-93.3%	-94.3%	-95.3%	-96.2%
-40%	-120%	-78.4%	-78.6%	-79.0%	-79.8%	-80.8%	-82.1%	-83.5%	-85.0%	-86.6%	-88.2%	-89.8%	-91.3%	-92.7%	-93.9%	-95.0%
-35%	-105%	-72.5%	-72.7%	-73.3%	-74.3%	-75.6%	-77.2%	-79.0%	-81.0%	-83.0%	-85.0%	-87.0%	-88.9%	-90.7%	-92.3%	-93.7%
-30%	-90%	-65.7%	-66.0%	-66.7%	-67.9%	-69.6%	-71.6%	-73.8%	-76.2%	-78.8%	-81.3%	-83.8%	-86.2%	-88.4%	-90.3%	-92.1%
-25%	-75%	-57.8%	-58.1%	-59.1%	-60.6%	-62.6%	-65.0%	-67.8%	-70.8%	-73.9%	-77.0%	-80.1%	-83.0%	-85.7%	-88.1%	-90.3%
-20%	-60%	-48.8%	-49.2%	-50.3%	-52.1%	-54.6%	-57.6%	-60.9%	-64.5%	-68.3%	-72.1%	-75.8%	-79.3%	-82.6%	-85.6%	-88.2%
-15%	-45%	-38.6%	-39.0%	-40.4%	-42.6%	-45.5%	-49.1%	-53.1%	-57.5%	-62.0%	-66.5%	-71.0%	-75.2%	-79.1%	-82.7%	-85.9%
-10%	-30%	-27.1%	-27.6%	-29.3%	-31.9%	-35.3%	-39.6%	-44.3%	-49.5%	-54.9%	-60.3%	-65.6%	-70.6%	-75.2%	-79.5%	-83.2%
-5%	-15%	-14.3%	-14.9%	-16.8%	-19.9%	-24.0%	-28.9%	-34.5%	-40.6%	-46.9%	-53.3%	-59.5%	-65.4%	-70.9%	-75.9%	-80.3%
0%	0%	0.0%	-0.7%	-3.0%	-6.5%	-11.3%	-17.1%	-23.7%	-30.8%	-38.1%	-45.5%	-52.8%	-59.6%	-66.0%	-71.8%	-77.0%
5%	15%	15.8%	14.9%	12.3%	8.2%	2.7%	-4.0%	-11.6%	-19.8%	-28.4%	-36.9%	-45.3%	-53.3%	-60.7%	-67.4%	-73.4%
10%	30%	33.1%	32.1%	29.2%	24.4%	18.0%	10.3%	1.6%	-7.8%	-17.6%	-27.5%	-37.1%	-46.3%	-54.8%	-62.5%	-69.4%
15%	45%	52.1%	51.0%	47.6%	42.2%	34.9%	26.1%	16.1%	5.3%	-5.9%	-17.2%	-28.2%	-38.6%	-48.4%	-57.2%	-65.0%
20%	60%	72.8%	71.5%	67.7%	61.5%	53.3%	43.3%	31.9%	19.7%	6.9%	-5.9%	-18.4%	-30.3%	-41.3%	-51.4%	-60.3%
25%	75%	95.3%	93.9%	89.5%	82.6%	73.2%	61.9%	49.1%	35.2%	20.9%	6.4%	-7.7%	-21.2%	-33.7%	-45.0%	-55.1%
30%	90%	119.7%	118.1%	113.2%	105.4%	94.9%	82.1%	67.7%	52.1%	35.9%	19.7%	3.8%	-11.3%	-25.4%	-38.1%	-49.5%
35%	105%	146.0%	144.2%	138.8%	130.0%	118.2%	104.0%	87.8%	70.4%	52.2%	34.0%	16.2%	-0.7%	-16.4%	-30.7%	-43.4%
40%	120%	174.4%	172.3%	166.3%	156.5%	143.4%	127.5%	109.5%	90.0%	69.8%	49.5%	29.6%	10.7%	-6.8%	-22.7%	-36.9%
45%	135%	204.9%	202.6%	195.9%	185.0%	170.4%	152.7%	132.7%	111.1%	88.6%	66.1%	44.0%	23.0%	3.5%	-14.2%	-29.9%
50%	150%	237.5%	235.0%	227.5%	215.5%	199.3%	179.8%	157.6%	133.7%	108.8%	83.8%	59.4%	36.2%	14.6%	-5.0%	-22.4%
55%	165%	272.4%	269.6%	261.4%	248.1%	230.3%	208.7%	184.3%	157.9%	130.4%	102.8%	75.9%	50.3%	26.5%	4.8%	-14.4%
60%	180%	309.6%	306.5%	297.5%	282.9%	263.3%	239.6%	212.7%	183.6%	153.5%	123.1%	93.5%	65.3%	39.1%	15.3%	-5.8%

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

The Sponsor and the Trust are named as defendants in the following purported class action lawsuits filed in the United States District Court for the Southern District of New York on the following dates: (i) on January 29, 2019 and captioned Ford v. ProShares Trust II et al.; (ii) on February 27, 2019 and captioned Bittner v. ProShares Trust II, et al.; and (iii) on March 1, 2019 and captioned Mareno v. ProShares Trust II, et al. The allegations in the complaints are substantially the same, namely that the defendants violated Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the actions, along with a number of others. Counsel for the Trust believes the complaints are without merit and that the lawsuits will not adversely impact the operation of the Trust, ProShares Short VIX Short-Term Futures ETF, or any of its other Funds. The Trust and the Sponsor intend to vigorously defend against these lawsuits. The Trust and the Sponsor cannot predict the outcome of these lawsuits. Accordingly, no loss contingency has been recorded in the Statement of Financial Condition and the amount of loss, if any, cannot be reasonably estimated at this time. ProShares Short VIX Short-Term Futures ETF may incur expenses in defending against such lawsuits.

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

Not applicable.

ProShares Trust II

Financial Statements as of December 31, 2018

Index

Documents	Page
Report of Independent Registered Public Accounting Firm	140
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

ProShares Short Euro	142
ProShares Short VIX Short-Term Futures ETF	148
ProShares Ultra Bloomberg Crude Oil	154
ProShares Ultra Bloomberg Natural Gas	160
ProShares Ultra Euro	166
ProShares Ultra Gold	172
ProShares Ultra Silver	178
ProShares Ultra VIX Short-Term Futures ETF	184
ProShares Ultra Yen	190
ProShares UltraPro 3x Crude Oil ETF	196
ProShares UltraPro 3x Short Crude Oil ETF	202
ProShares UltraShort Australian Dollar	208
ProShares UltraShort Bloomberg Crude Oil	214
ProShares UltraShort Bloomberg Natural Gas	220
ProShares UltraShort Euro	226
ProShares UltraShort Gold	232
ProShares UltraShort Silver	238
ProShares UltraShort Yen	244
ProShares VIX Mid-Term Futures ETF	250
ProShares VIX Short-Term Futures ETF	256
ProShares Trust II	262
Notes to Financial Statements	266

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
Date: March 25, 2019

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: March 25, 2019