Form 10-Q
period 2019-03-31
ProShares Trust II
filed 2019-05-10
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

As of April 29, 2019, the registrant had 88,742,767 shares of common stock, $0 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
ProShares Short Euro	EUFX	NYSE Arca
ProShares Short VIX Short-Term Futures ETF	SVXY	NYSE Arca
ProShares Ultra Bloomberg Crude Oil	UCO	NYSE Arca
ProShares Ultra Bloomberg Natural Gas	BOIL	NYSE Arca
ProShares Ultra Euro	ULE	NYSE Arca
ProShares Ultra Gold	UGL	NYSE Arca
ProShares Ultra Silver	AGQ	NYSE Arca
ProShares Ultra VIX Short-Term Futures ETF	UVXY	NYSE Arca
ProShares Ultra Yen	YCL	NYSE Arca
ProShares UltraPro 3x Crude Oil ETF	OILU	NYSE Arca
ProShares UltraPro 3x Short Crude Oil ETF	OILD	NYSE Arca
ProShares UltraShort Australian Dollar	CROC	NYSE Arca
ProShares UltraShort Bloomberg Crude Oil	SCO	NYSE Arca
ProShares UltraShort Bloomberg Natural Gas	KOLD	NYSE Arca
ProShares UltraShort Euro	EUO	NYSE Arca
ProShares UltraShort Gold	GLL	NYSE Arca
ProShares UltraShort Silver	ZSL	NYSE Arca
ProShares UltraShort Yen	YCS	NYSE Arca
ProShares VIX Mid-Term Futures ETF	VIXM	NYSE Arca
ProShares VIX Short-Term Futures ETF	VIXY	NYSE Arca

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Documents	Page
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short Euro	4
ProShares Short VIX Short-Term Futures ETF	9
ProShares Ultra Bloomberg Crude Oil	14
ProShares Ultra Bloomberg Natural Gas	19
ProShares Ultra Euro	24
ProShares Ultra Gold	29
ProShares Ultra Silver	34
ProShares Ultra VIX Short-Term Futures ETF	39
ProShares Ultra Yen	44
ProShares UltraPro 3x Crude Oil ETF	49
ProShares UltraPro 3x Short Crude Oil ETF	54
ProShares UltraShort Australian Dollar	59
ProShares UltraShort Bloomberg Crude Oil	64
ProShares UltraShort Bloomberg Natural Gas	69
ProShares UltraShort Euro	74
ProShares UltraShort Gold	79
ProShares UltraShort Silver	84
ProShares UltraShort Yen	89
ProShares VIX Mid-Term Futures ETF	94
ProShares VIX Short-Term Futures ETF	99
ProShares Trust II	104
Notes to Financial Statements	108

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $4,000,000 and $599,431, respectively)	$3,999,732	$599,429
Cash	17,791,899	7,873,056
Segregated cash balances with brokers for futures contracts	397,210	151,800
Receivable on open futures contracts	20,893	—
Interest receivable	17,338	7,641

Total assets	22,227,072	8,631,926

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,250
Payable to Sponsor	13,634	6,990

Total liabilities	13,634	12,240

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	22,213,438	8,619,686

Total liabilities and shareholders’ equity	$22,227,072	$8,631,926

Shares outstanding	500,000	200,000

Net asset value per share	$44.43	$43.10

Market value per share (Note 2)	$44.41	$43.08

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$4,000,000	$3,999,732

Total short-term U.S. government and agency obligations (cost $4,000,000)		$3,999,732

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires June 2019	157	$22,153,683	$160,856

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$65,178	$19,567

Expenses
Management fee	26,985	18,350
Brokerage commissions	568	283

Total expenses	27,553	18,633

Net investment income (loss)	37,625	934

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	147,106	(379,586)

Net realized gain (loss)	147,106	(379,586)

Change in net unrealized appreciation/depreciation on
Futures contracts	204,137	237,219
Short-term U.S. government and agency obligations	(266)	115

Change in net unrealized appreciation/depreciation	203,871	237,334

Net realized and unrealized gain (loss)	350,977	(142,252)

Net income (loss)	$388,602	$(141,318)

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$8,619,686	$7,991,880

Addition of 300,000 and – shares, respectively	13,205,150	—

Net addition (redemption) of 300,000 and – shares, respectively	13,205,150	—

Net investment income (loss)	37,625	934
Net realized gain (loss)	147,106	(379,586)
Change in net unrealized appreciation/depreciation	203,871	237,334

Net income (loss)	388,602	(141,318)

Shareholders’ equity, end of period	$22,213,438	$7,850,562

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$388,602	$(141,318)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(310,621,428)	(179,974,006)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	307,250,000	181,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(29,141)	(19,448)
Change in unrealized appreciation/depreciation on investments	266	(115)
Decrease (Increase) in receivable on futures contracts	(20,893)	(14,343)
Decrease (Increase) in interest receivable	(9,697)	—
Increase (Decrease) in payable to Sponsor	6,644	(231)
Increase (Decrease) in payable on futures contracts	(5,250)	(43,311)

Net cash provided by (used in) operating activities	(3,040,897)	807,228

Cash flow from financing activities
Proceeds from addition of shares	13,205,150	—

Net cash provided by (used in) financing activities	13,205,150	—

Net increase (decrease) in cash	10,164,253	807,228
Cash, beginning of period	8,024,856	1,045,493

Cash, end of period	$18,189,109	$1,852,721

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $80,000,000 and $–, respectively)	$79,994,640	$—
Cash	133,206,721	180,835,767
Segregated cash balances with brokers for futures contracts	153,262,389	116,062,688
Receivable on open futures contracts	84,053,287	63,300,889
Interest receivable	303,695	142,222

Total assets	450,820,732	360,341,566

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	8,883,924	15,448,037
Payable to Sponsor	349,749	297,266
Non-recurring fees and expenses payable	398,550	—

Total liabilities	9,632,223	15,745,303

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	441,188,509	344,596,263

Total liabilities and shareholders’ equity	$450,820,732	$360,341,566

Shares outstanding	8,434,307	8,134,307

Net asset value per share	$52.31	$42.36

Market value per share (Note 2)	$52.36	$42.30

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.337% due 04/01/19	$80,000,000	$79,994,640

Total short-term U.S. government and agency obligations (cost $80,000,000)		$79,994,640

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires April 2019	8,058	$122,683,050	$7,207,767
VIX Futures - CBOE, expires May 2019	6,033	98,488,725	892,852

			$8,100,619

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$1,584,561	$1,769,973

Expenses
Management fee	952,127	2,156,096
Brokerage commissions	188,424	1,337,687
Brokerage fees	24	26,789
Non-recurring fees and expenses	398,550	—

Total expenses	1,539,125	3,520,572

Net investment income (loss)	45,436	(1,750,599)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	59,105,354	(1,883,525,731)
Short-term U.S. government and agency obligations	—	(260,231)

Net realized gain (loss)	59,105,354	(1,883,785,962)

Change in net unrealized appreciation/depreciation on
Futures contracts	22,576,820	(53,802,405)
Short-term U.S. government and agency obligations	(5,360)	64,976

Change in net unrealized appreciation/depreciation	22,571,460	(53,737,429)

Net realized and unrealized gain (loss)	81,676,814	(1,937,523,391)

Net income (loss)	$81,722,250	$(1,939,273,990)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$344,596,263	$770,163,871

Addition of 300,000 and 17,475,000 shares, respectively	14,869,996	2,358,163,073
Redemption of — and 4,037,500 shares, respectively	—	(495,806,265)

Net addition (redemption) of 300,000 and 13,437,500 shares, respectively	14,869,996	1,862,356,808

Net investment income (loss)	45,436	(1,750,599)
Net realized gain (loss)	59,105,354	(1,883,785,962)
Change in net unrealized appreciation/depreciation	22,571,460	(53,737,429)

Net income (loss)	81,722,250	(1,939,273,990)

Shareholders’ equity, end of period	$441,188,509	$693,246,689

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$81,722,250	$(1,939,273,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,189,800,651)	(5,883,845,728)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,110,200,000	6,142,262,211
Net amortization and accretion on short-term U.S. government and agency obligations	(399,349)	(1,446,178)
Net realized gain (loss) on investments	—	260,231
Change in unrealized appreciation/depreciation on investments	5,360	(64,976)
Decrease (Increase) in receivable on futures contracts	(20,752,398)	(67,744,097)
Decrease (Increase) in interest receivable	(161,473)	—
Increase (Decrease) in payable to Sponsor	52,483	(239,336)
Increase (Decrease) in payable on futures contracts	(6,564,113)	6,076,300
Increase (Decrease) in non-recurring fees and expenses payable	398,550	—

Net cash provided by (used in) operating activities	(25,299,341)	(1,744,015,563)

Cash flow from financing activities
Proceeds from addition of shares	14,869,996	2,358,163,073
Payment on shares redeemed	—	(540,623,975)

Net cash provided by (used in) financing activities	14,869,996	1,817,539,098

Net increase (decrease) in cash	(10,429,345)	73,523,535
Cash, beginning of period	296,898,455	300,668,276

Cash, end of period	$286,469,110	$374,191,811

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $279,586,430 and $280,497,709, respectively)	$279,586,291	$280,502,900
Cash	53,768,575	123,257,905
Segregated cash balances with brokers for futures contracts	5,759,226	13,563,407
Segregated cash balances with brokers for swap agreements	49,040,000	11,197,000
Unrealized appreciation on swap agreements	46,312,871	—
Receivable from capital shares sold	—	12,991,664
Receivable on open futures contracts	1,854,687	190,440
Interest receivable	74,504	62,514

Total assets	436,396,154	441,765,830

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	10,760,731	—
Payable on open futures contracts	—	311,815
Payable to Sponsor	348,127	287,236
Unrealized depreciation on swap agreements	—	72,767,125

Total liabilities	11,108,858	73,366,176

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	425,287,296	368,399,654

Total liabilities and shareholders’ equity	$436,396,154	$441,765,830

Shares outstanding	19,761,317	28,211,317

Net asset value per share	$21.52	$13.06

Market value per share (Note 2)	$21.53	$13.30

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.354% due 04/01/19	$55,000,000	$54,996,315
U.S. Treasury Bills^^:
2.491% due 04/11/19†	100,000,000	99,932,780
2.478% due 04/25/19	15,000,000	14,976,700
2.415% due 05/09/19†	60,000,000	59,850,216
2.490% due 05/23/19†	50,000,000	49,830,280

Total short-term U.S. government and agency obligations (cost $279,586,430)		$279,586,291

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2019	1,603	$96,404,420	$10,284,066

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	04/08/19	$210,716,477	$13,531,815
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/08/19	159,549,712	9,321,563
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	04/08/19	159,265,812	9,581,950
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	04/08/19	63,215,803	3,690,633
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/08/19	161,395,641	10,186,910

Total Unrealized Appreciation				$46,312,871

†	All or partial amount pledged as collateral for swap agreements.
^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of March 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$2,140,385	$1,425,965

Expenses
Management fee	1,025,194	1,072,854
Brokerage commissions	19,247	18,117

Total expenses	1,044,441	1,090,971

Net investment income (loss)	1,095,944	334,994

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	9,725,095	16,750,268
Swap agreements	66,798,062	95,767,623
Short-term U.S. government and agency obligations	247	(6)

Net realized gain (loss)	76,523,404	112,517,885

Change in net unrealized appreciation/depreciation on
Futures contracts	24,324,367	(1,178,029)
Swap agreements	119,079,996	(37,365,709)
Short-term U.S. government and agency obligations	(5,330)	35,783

Change in net unrealized appreciation/depreciation	143,399,033	(38,507,955)

Net realized and unrealized gain (loss)	219,922,437	74,009,930

Net income (loss)	$221,018,381	$74,344,924

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$368,399,654	$524,445,526

Addition of 3,300,000 and 1,950,000 shares, respectively	56,961,229	50,670,933
Redemption of 11,750,000 and 9,150,000 shares, respectively	(221,091,968)	(238,332,441)

Net addition (redemption) of (8,450,000) and (7,200,000) shares, respectively	(164,130,739)	(187,661,508)

Net investment income (loss)	1,095,944	334,994
Net realized gain (loss)	76,523,404	112,517,885
Change in net unrealized appreciation/depreciation	143,399,033	(38,507,955)

Net income (loss)	221,018,381	74,344,924

Shareholders’ equity, end of period	$425,287,296	$411,128,942

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$221,018,381	$74,344,924
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,123,791,515)	(3,328,447,440)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,126,692,055	3,399,999,661
Net amortization and accretion on short-term U.S. government and agency obligations	(1,989,014)	(1,409,122)
Net realized gain (loss) on investments	(247)	6
Change in unrealized appreciation/depreciation on investments	(119,074,666)	37,329,926
Decrease (Increase) in receivable on futures contracts	(1,664,247)	817,015
Decrease (Increase) in interest receivable	(11,990)	—
Increase (Decrease) in payable to Sponsor	60,891	(80,856)
Increase (Decrease) in payable on futures contracts	(311,815)	—

Net cash provided by (used in) operating activities	100,927,833	182,554,114

Cash flow from financing activities
Proceeds from addition of shares	69,952,893	50,670,933
Payment on shares redeemed	(210,331,237)	(230,245,681)

Net cash provided by (used in) financing activities	(140,378,344)	(179,574,748)

Net increase (decrease) in cash	(39,450,511)	2,979,366
Cash, beginning of period	148,018,312	10,329,503

Cash, end of period	$108,567,801	$13,308,869

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $10,993,442 and $8,380,716, respectively)	$10,993,211	$8,380,427
Cash	7,550,205	731,158
Segregated cash balances with brokers for futures contracts	3,106,502	6,299,444
Receivable from capital shares sold	—	2,528,757
Interest receivable	15,897	11,508

Total assets	21,665,815	17,951,294

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	744,562	3,309,741
Payable to Sponsor	21,158	24,113

Total liabilities	765,720	3,333,854

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,900,095	14,617,440

Total liabilities and shareholders’ equity	$21,665,815	$17,951,294

Shares outstanding	1,028,150	578,150

Net asset value per share	$20.33	$25.28

Market value per share (Note 2)	$20.42	$25.82

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(53% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$1,000,000	$999,933
U.S. Treasury Bills^^:
2.448% due 04/11/19	10,000,000	9,993,278

Total short-term U.S. government and agency obligations (cost $10,993,442)		$10,993,211

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2019	1,570	$41,793,400	$21,777

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$117,835	$136,075

Expenses
Management fee	54,851	104,599
Brokerage commissions	18,939	24,021

Total expenses	73,790	128,620

Net investment income (loss)	44,045	7,455

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,301,838)	1,134,812
Short-term U.S. government and agency obligations	(59)	(20)

Net realized gain (loss)	(13,301,897)	1,134,792

Change in net unrealized appreciation/depreciation on
Futures contracts	10,344,940	(4,974,441)
Short-term U.S. government and agency obligations	58	3,442

Change in net unrealized appreciation/depreciation	10,344,998	(4,970,999)

Net realized and unrealized gain (loss)	(2,956,899)	(3,836,207)

Net income (loss)	$(2,912,854)	$(3,828,752)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$14,617,440	$63,268,950

Addition of 1,300,000 and 650,000 shares, respectively	31,814,525	18,760,719
Redemption of 850,000 and 1,160,284 shares, respectively	(22,619,016)	(38,961,372)

Net addition (redemption) of 450,000 and (510,284) shares, respectively	9,195,509	(20,200,653)

Net investment income (loss)	44,045	7,455
Net realized gain (loss)	(13,301,897)	1,134,792
Change in net unrealized appreciation/depreciation	10,344,998	(4,970,999)

Net income (loss)	(2,912,854)	(3,828,752)

Shareholders’ equity, end of period	$20,900,095	$39,239,545

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(2,912,854)	$(3,828,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(315,281,075)	(808,881,732)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	312,749,275	826,999,848
Net amortization and accretion on short-term U.S. government and agency obligations	(80,985)	(120,023)
Net realized gain (loss) on investments	59	20
Change in unrealized appreciation/depreciation on investments	(58)	(3,442)
Decrease (Increase) in receivable on futures contracts	—	580,101
Decrease (Increase) in interest receivable	(4,389)	—
Increase (Decrease) in payable to Sponsor	(2,955)	(11,405)
Increase (Decrease) in payable on futures contracts	(2,565,179)	—

Net cash provided by (used in) operating activities	(8,098,161)	14,734,615

Cash flow from financing activities
Proceeds from addition of shares	34,343,282	19,087,159
Payment on shares redeemed	(22,619,016)	(43,173,166)

Net cash provided by (used in) financing activities	11,724,266	(24,086,007)

Net increase (decrease) in cash	3,626,105	(9,351,392)
Cash, beginning of period	7,030,602	14,716,897

Cash, end of period	$10,656,707	$5,365,505

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,344 and $1,496,665, respectively)	$999,328	$1,496,658
Cash	6,099,502	5,068,270
Segregated cash balances with brokers for foreign currency forward contracts	921,000	921,000
Unrealized appreciation on foreign currency forward contracts	1,894	61,971
Interest receivable	11,364	6,718

Total assets	8,033,088	7,554,617

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	6,449	6,015
Unrealized depreciation on foreign currency forward contracts	169,432	4,033

Total liabilities	175,881	10,048

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,857,207	7,544,569

Total liabilities and shareholders’ equity	$8,033,088	$7,554,617

Shares outstanding	550,000	500,000

Net asset value per share	$14.29	$15.09

Market value per share (Note 2)	$14.31	$15.12

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(13% of shareholders’ equity)
U.S. Treasury Bills^^:
2.448% due 04/11/19	$1,000,000	$999,328

Total short-term U.S. government and agency obligations (cost $999,344)		$999,328

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/05/19	7,006,725	$7,861,797	$(77,734)
Euro with UBS AG	04/05/19	7,466,800	8,378,017	(91,698)

Total Unrealized Depreciation				$(169,432)

Contracts to Sell
Euro with Goldman Sachs International	04/05/19	(151,500)	$(169,988)	$994
Euro with UBS AG	04/05/19	(307,000)	(344,465)	900

Total Unrealized Appreciation				$1,894

^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$39,503	$25,079

Expenses
Management fee	18,674	23,592

Total expenses	18,674	23,592

Net investment income (loss)	20,829	1,487

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(227,273)	800,513

Net realized gain (loss)	(227,273)	800,513

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(225,476)	(482,219)
Short-term U.S. government and agency obligations	(9)	235

Change in net unrealized appreciation/depreciation	(225,485)	(481,984)

Net realized and unrealized gain (loss)	(452,758)	318,529

Net income (loss)	$(431,929)	$320,016

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$7,544,569	$9,591,516

Addition of 50,000 and 100,000 shares, respectively	744,567	1,842,786
Redemption of – and 100,000 shares, respectively	—	(1,801,435)

Net addition (redemption) of 50,000 and – shares, respectively	744,567	41,351

Net investment income (loss)	20,829	1,487
Net realized gain (loss)	(227,273)	800,513
Change in net unrealized appreciation/depreciation	(225,485)	(481,984)

Net income (loss)	(431,929)	320,016

Shareholders’ equity, end of period	$7,857,207	$9,952,883

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(431,929)	$320,016
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(59,041,009)	(196,972,256)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	59,550,000	196,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(11,670)	(25,079)
Change in unrealized appreciation/depreciation on investments	225,485	481,984
Decrease (Increase) in interest receivable	(4,646)	—
Increase (Decrease) in payable to Sponsor	434	791

Net cash provided by (used in) operating activities	286,665	(194,544)

Cash flow from financing activities
Proceeds from addition of shares	744,567	1,842,786
Payment on shares redeemed	—	(1,801,435)

Net cash provided by (used in) financing activities	744,567	41,351

Net increase (decrease) in cash	1,031,232	(153,193)
Cash, beginning of period	5,989,270	2,338,427

Cash, end of period	$7,020,502	$2,185,234

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,961,088 and $41,941,207, respectively)	$49,960,295	$41,941,734
Cash	16,449,325	32,035,747
Segregated cash balances with brokers for futures contracts	444,380	179,296
Segregated cash balances with brokers for forward agreements	—	8,883,000
Segregated cash balances with brokers for swap agreements	12,653,437	—
Unrealized appreciation on swap agreements	719,893	—
Unrealized appreciation on forward agreements	—	4,253,301
Receivable on open futures contracts	54,498	—
Interest receivable	26,096	15,303

Total assets	80,307,924	87,308,381

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	7,464,385	3,712,654
Payable on open futures contracts	—	7,990
Payable to Sponsor	66,237	64,443

Total liabilities	7,530,622	3,785,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	72,777,302	83,523,294

Total liabilities and shareholders’ equity	$80,307,924	$87,308,381

Shares outstanding	1,950,000	2,250,000

Net asset value per share	$37.32	$37.12

Market value per share (Note 2)	$37.24	$37.41

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(69% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$5,000,000	$4,999,665
U.S. Treasury Bills^^:
2.494% due 04/11/19†	40,000,000	39,973,112
2.415% due 05/09/19†	5,000,000	4,987,518

Total short-term U.S. government and agency obligations (cost $49,961,088)		$49,960,295

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2019	124	$16,101,400	$(205,361)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/08/19	$39,789,890	$408,352
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	04/08/19	48,810,185	157,215
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/08/19	40,913,975	154,326

Total Unrealized Appreciation				$719,893

†	All or partial amount pledged as collateral for swap agreements.
^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of March 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$415,585	$312,544

Expenses
Management fee	201,578	225,014
Brokerage commissions	1,221	19

Total expenses	202,799	225,033

Net investment income (loss)	212,786	87,511

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,753)	7,360
Swap agreements	(690,265)	—
Forward agreements	4,790,603	8,647,915
Short-term U.S. government and agency obligations	—	(172)

Net realized gain (loss)	4,092,585	8,655,103

Change in net unrealized appreciation/depreciation on
Futures contracts	(278,031)	(5,920)
Swap agreements	719,893	—
Forward agreements	(4,253,301)	(5,014,772)
Short-term U.S. government and agency obligations	(1,320)	13,205

Change in net unrealized appreciation/depreciation	(3,812,759)	(5,007,487)

Net realized and unrealized gain (loss)	279,826	3,647,616

Net income (loss)	$492,612	$3,735,127

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$83,523,294	$93,708,748

Addition of 50,000 and 200,000 shares, respectively	1,888,747	8,385,392
Redemption of 350,000 and 250,000 shares, respectively	(13,127,351)	(10,527,224)

Net addition (redemption) of (300,000) and (50,000) shares, respectively	(11,238,604)	(2,141,832)

Net investment income (loss)	212,786	87,511
Net realized gain (loss)	4,092,585	8,655,103
Change in net unrealized appreciation/depreciation	(3,812,759)	(5,007,487)

Net income (loss)	492,612	3,735,127

Shareholders’ equity, end of period	$72,777,302	$95,302,043

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$492,612	$3,735,127
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(573,114,482)	(693,597,668)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	565,450,000	687,998,513
Net amortization and accretion on short-term U.S. government and agency obligations	(355,399)	(312,523)
Net realized gain (loss) on investments	—	172
Change in unrealized appreciation/depreciation on investments	3,534,728	5,001,567
Decrease (Increase) in receivable on futures contracts	(54,498)	2,420
Decrease (Increase) in interest receivable	(10,793)	—
Increase (Decrease) in payable to Sponsor	1,794	5,557
Increase (Decrease) in payable on futures contracts	(7,990)	540

Net cash provided by (used in) operating activities	(4,064,028)	2,833,705

Cash flow from financing activities
Proceeds from addition of shares	1,888,747	8,385,392
Payment on shares redeemed	(9,375,620)	(10,527,224)

Net cash provided by (used in) financing activities	(7,486,873)	(2,141,832)

Net increase (decrease) in cash	(11,550,901)	691,873
Cash, beginning of period	41,098,043	1,245,903

Cash, end of period	$29,547,142	$1,937,776

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $103,900,543 and $123,793,893, respectively)	$103,899,800	$123,795,806
Cash	39,259,753	29,951,685
Segregated cash balances with brokers for futures contracts	888,690	521,057
Segregated cash balances with brokers for forward agreements	—	21,435,000
Segregated cash balances with brokers for swap agreements	31,942,894	—
Unrealized appreciation on swap agreements	412,579	—
Unrealized appreciation on forward agreements	—	26,301,717
Receivable on open futures contracts	173,990	—
Interest receivable	44,236	16,306

Total assets	176,621,942	202,021,571

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,904,495	—
Payable on open futures contracts	—	47,576
Payable to Sponsor	145,876	149,619

Total liabilities	5,050,371	197,195

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	171,571,571	201,824,376

Total liabilities and shareholders’ equity	$176,621,942	$202,021,571

Shares outstanding	6,996,526	7,646,526

Net asset value per share	$24.52	$26.39

Market value per share (Note 2)	$24.48	$26.37

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$10,000,000	$9,999,330
U.S. Treasury Bills^^:
2.487% due 04/11/19†	79,000,000	78,946,896
2.415% due 05/09/19†	5,000,000	4,987,518
2.490% due 05/23/19	10,000,000	9,966,056

Total short-term U.S. government and agency obligations (cost $103,900,543)		$103,899,800

Futures Contracts Purchased

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2019		254	$19,189,700	$(657,796)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/08/19	$110,150,652	$60,451
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	04/08/19	102,094,328	165,212
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/08/19	111,622,760	186,916

Total Unrealized Appreciation				$412,579

†	All or partial amount pledged as collateral for swap agreements.
^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of March 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$904,454	$773,864

Expenses
Management fee	454,275	559,446
Brokerage commissions	4,617	10
Brokerage fees	3	—

Total expenses	458,895	559,456

Net investment income (loss)	445,559	214,408

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(255,114)	(4,050)
Swap agreements	(18,809,469)	—
Forward agreements	32,366,374	12,805,793
Short-term U.S. government and agency obligations	131	(372)

Net realized gain (loss)	13,301,922	12,801,371

Change in net unrealized appreciation/depreciation on
Futures contracts	(998,532)	(5,570)
Swap agreements	412,579	—
Forward agreements	(26,301,717)	(31,844,482)
Short-term U.S. government and agency obligations	(2,656)	33,002

Change in net unrealized appreciation/depreciation	(26,890,326)	(31,817,050)

Net realized and unrealized gain (loss)	(13,588,404)	(19,015,679)

Net income (loss)	$(13,142,845)	$(18,801,271)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$201,824,376	$258,244,696

Addition of 400,000 and 100,000 shares, respectively	10,636,282	3,076,883
Redemption of 1,050,000 and 600,000 shares, respectively	(27,746,242)	(20,657,027)

Net addition (redemption) of (650,000) and (500,000) shares, respectively	(17,109,960)	(17,580,144)

Net investment income (loss)	445,559	214,408
Net realized gain (loss)	13,301,922	12,801,371
Change in net unrealized appreciation/depreciation	(26,890,326)	(31,817,050)

Net income (loss)	(13,142,845)	(18,801,271)

Shareholders’ equity, end of period	$171,571,571	$221,863,281

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(13,142,845)	$(18,801,271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(874,413,274)	(1,051,230,256)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	895,129,481	1,059,996,262
Net amortization and accretion on short-term U.S. government and agency obligations	(822,726)	(773,842)
Net realized gain (loss) on investments	(131)	372
Change in unrealized appreciation/depreciation on investments	25,891,794	31,811,480
Decrease (Increase) in receivable on futures contracts	(173,990)	2,070
Decrease (Increase) in interest receivable	(27,930)	—
Increase (Decrease) in payable to Sponsor	(3,743)	(4,495)
Increase (Decrease) in payable on futures contracts	(47,576)	—

Net cash provided by (used in) operating activities	32,389,060	21,000,320

Cash flow from financing activities
Proceeds from addition of shares	10,636,282	3,076,883
Payment on shares redeemed	(22,841,747)	(24,011,878)

Net cash provided by (used in) financing activities	(12,205,465)	(20,934,995)

Net increase (decrease) in cash	20,183,595	65,325
Cash, beginning of period	51,907,742	4,466,934

Cash, end of period	$72,091,337	$4,532,259

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $120,000,000 and $–, respectively)	$119,991,960	$—
Cash	70,547,228	104,967,557
Segregated cash balances with brokers for futures contracts	335,727,998	70,020,038
Segregated cash balances with brokers for swap agreements	13,499,000	27,933,000
Unrealized appreciation on swap agreements	134,463	—
Receivable from capital shares sold	—	8,149,949
Receivable on open futures contracts	19,534,014	11,407,017
Interest receivable	254,792	106,307

Total assets	559,689,455	222,583,868

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	11,991,407	6,745,146
Payable to Sponsor	427,294	202,902
Unrealized depreciation on swap agreements	—	1,330,949
Non-recurring fees and expenses payable	27,508	—

Total liabilities	12,446,209	8,278,997

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	547,243,246	214,304,871

Total liabilities and shareholders’ equity	$559,689,455	$222,583,868

Shares outstanding	14,030,912	2,630,912

Net asset value per share	$39.00	$81.46

Market value per share (Note 2)	$38.90	$81.73

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(22% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.331% due 04/01/19	$120,000,000	$119,991,960

Total short-term U.S. government and agency obligations (cost $120,000,000)		$119,991,960

Futures Contracts Purchased

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires April 2019		28,212	$429,527,700	$(4,244,941)
VIX Futures - CBOE, expires May 2019		21,160	345,437,000	(3,766,449)

				$(8,011,390)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	3.34%	04/24/19	$45,163,849	$134,463

Total Unrealized Appreciation				$134,463

^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of March 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$1,418,106	$666,743

Expenses
Management fee	965,532	842,811
Brokerage commissions	575,631	891,428
Brokerage fees	64	—
Non-recurring fees and expenses	27,508	—

Total expenses	1,568,735	1,734,239

Net investment income (loss)	(150,629)	(1,067,496)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(166,136,201)	389,536,146
Swap agreements	(29,087,140)	27,073,634
Short-term U.S. government and agency obligations	—	(9,609)

Net realized gain (loss)	(195,223,341)	416,600,171

Change in net unrealized appreciation/depreciation on
Futures contracts	(40,515,355)	68,649,814
Swap agreements	1,465,412	(1,193,326)
Short-term U.S. government and agency obligations	(8,040)	19,895

Change in net unrealized appreciation/depreciation	(39,057,983)	67,476,383

Net realized and unrealized gain (loss)	(234,281,324)	484,076,554

Net income (loss)	$(234,431,953)	$483,009,058

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$214,304,871	$394,035,141

Addition of 15,150,000 and 9,570,000 shares, respectively	728,577,548	695,078,742
Redemption of 3,750,000 and 13,790,000 shares, respectively	(161,207,220)	(1,248,541,641)

Net addition (redemption) of 11,400,000 and (4,220,000) shares, respectively	567,370,328	(553,462,899)

Net investment income (loss)	(150,629)	(1,067,496)
Net realized gain (loss)	(195,223,341)	416,600,171
Change in net unrealized appreciation/depreciation	(39,057,983)	67,476,383

Net income (loss)	(234,431,953)	483,009,058

Shareholders’ equity, end of period	$547,243,246	$323,581,300

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(234,431,953)	$483,009,058
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,242,092,928)	(2,346,460,032)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,122,400,000	2,508,653,639
Net amortization and accretion on short-term U.S. government and agency obligations	(307,072)	(503,253)
Net realized gain (loss) on investments	—	9,609
Change in unrealized appreciation/depreciation on investments	(1,457,372)	1,173,431
Decrease (Increase) in receivable on futures contracts	(8,126,997)	7,129,225
Decrease (Increase) in interest receivable	(148,485)	—
Increase (Decrease) in payable to Sponsor	224,392	(68,488)
Increase (Decrease) in payable on futures contracts	5,246,261	11,271,050
Increase (Decrease) in non-recurring fees and expenses payable	27,508	—

Net cash provided by (used in) operating activities	(358,666,646)	664,214,239

Cash flow from financing activities
Proceeds from addition of shares	736,727,497	695,595,672
Payment on shares redeemed	(161,207,220)	(1,194,003,827)

Net cash provided by (used in) financing activities	575,520,277	(498,408,155)

Net increase (decrease) in cash	216,853,631	165,806,084
Cash, beginning of period	202,920,595	88,750,920

Cash, end of period	$419,774,226	$254,557,004

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Cash	$5,011,773	$2,419,531
Segregated cash balances with brokers for foreign currency forward contracts	482,000	307,000
Unrealized appreciation on foreign currency forward contracts	64,772	179,187
Receivable from capital shares sold	—	2,846,576
Interest receivable	9,699	3,941

Total assets	5,568,244	5,756,235

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,476	2,443
Unrealized depreciation on foreign currency forward contracts	258	2,076

Total liabilities	4,734	4,519

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,563,510	5,751,716

Total liabilities and shareholders’ equity	$5,568,244	$5,756,235

Shares outstanding	99,970	99,970

Net asset value per share	$55.65	$57.53

Market value per share (Note 2)	$55.64	$57.55

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/05/19	331,570,400	$2,992,455	$17,513
Yen with UBS AG	04/05/19	919,075,800	8,294,749	47,259

Total Unrealized Appreciation				$64,772

Contracts to Sell
Yen with Goldman Sachs International	04/05/19	(6,849,300)	$(61,816)	$(409)
Yen with UBS AG	04/05/19	(10,542,900)	(95,151)	151

Total Unrealized Depreciation				$(258)

^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$27,009	$4,154

Expenses
Management fee	12,438	7,223

Total expenses	12,438	7,223

Net investment income (loss)	14,571	(3,069)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(77,307)	322,550

Net realized gain (loss)	(77,307)	322,550

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(112,597)	(11,801)
Short-term U.S. government and agency obligations	—	182

Change in net unrealized appreciation/depreciation	(112,597)	(11,619)

Net realized and unrealized gain (loss)	(189,904)	310,931

Net income (loss)	$(175,333)	$307,862

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$5,751,716	$2,864,269

Addition of 50,000 and – shares, respectively	2,922,854	—
Redemption of 50,000 and – shares, respectively	(2,935,727)	—

Net addition (redemption) of – and – shares, respectively	(12,873)	—

Net investment income (loss)	14,571	(3,069)
Net realized gain (loss)	(77,307)	322,550
Change in net unrealized appreciation/depreciation	(112,597)	(11,619)

Net income (loss)	(175,333)	307,862

Shareholders’ equity, end of period	$5,563,510	$3,172,131

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(175,333)	$307,862
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(35,346,606)	(996,345)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	35,350,000	2,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,394)	(4,154)
Change in unrealized appreciation/depreciation on investments	112,597	11,619
Decrease (Increase) in interest receivable	(5,758)	—
Increase (Decrease) in payable to Sponsor	2,033	272

Net cash provided by (used in) operating activities	(66,461)	1,319,254

Cash flow from financing activities
Proceeds from addition of shares	5,769,430	—
Payment on shares redeemed	(2,935,727)	—

Net cash provided by (used in) financing activities	2,833,703	—

Net increase (decrease) in cash	2,767,242	1,319,254
Cash, beginning of period	2,726,531	903,472

Cash, end of period	$5,493,773	$2,222,726

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $60,907,253 and $20,979,000, respectively)	$60,908,183	$20,979,876
Cash	39,717,490	38,690,241
Segregated cash balances with brokers for futures contracts	22,923,766	24,892,125
Receivable from capital shares sold	—	2,597,148
Receivable on open futures contracts	7,190,885	551,842
Interest receivable	75,536	17,308

Total assets	130,815,860	87,728,540

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,695,057	—
Payable to Sponsor	105,728	61,498

Total liabilities	2,800,785	61,498

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	128,015,075	87,667,042

Total liabilities and shareholders’ equity	$130,815,860	$87,728,540

Shares outstanding	4,750,000	6,700,000

Net asset value per share	$26.95	$13.08

Market value per share (Note 2)	$26.97	$13.47

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(48% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$6,000,000	$5,999,598
U.S. Treasury Bills^^:
2.483% due 04/11/19	35,000,000	34,976,473
2.490% due 05/23/19	20,000,000	19,932,112

Total short-term U.S. government and agency obligations (cost $60,907,253)		$60,908,183

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2019	6,386	$384,054,040	$40,705,393

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$615,343	$2,545

Expenses
Management fee	295,626	2,095
Brokerage commissions	66,868	5,676
Offering costs	—	52,846
Limitation by Sponsor	—	(26,957)

Total expenses	362,494	33,660

Net investment income (loss)	252,849	(31,115)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	22,272,869	1,620,825

Net realized gain (loss)	22,272,869	1,620,825

Change in net unrealized appreciation/depreciation on
Futures contracts	64,156,754	1,585,957
Short-term U.S. government and agency obligations	54	—

Change in net unrealized appreciation/depreciation	64,156,808	1,585,957

Net realized and unrealized gain (loss)	86,429,677	3,206,782

Net income (loss)	$86,682,526	$3,175,667

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$87,667,042	$11,335,483

Addition of 800,000 and 200,000 shares, respectively	16,301,816	8,203,903
Redemption of 2,750,000 and 150,000 shares, respectively	(62,636,309)	(6,511,096)

Net addition (redemption) of (1,950,000) and 50,000 shares, respectively	(46,334,493)	1,692,807

Net investment income (loss)	252,849	(31,115)
Net realized gain (loss)	22,272,869	1,620,825
Change in net unrealized appreciation/depreciation	64,156,808	1,585,957

Net income (loss)	86,682,526	3,175,667

Shareholders’ equity, end of period	$128,015,075	$16,203,957

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$86,682,526	$3,175,667
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,407,668,957)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,368,150,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(409,296)	—
Change in unrealized appreciation/depreciation on investments	(54)	—
Decrease (Increase) in receivable on futures contracts	(6,639,043)	(92,766)
Decrease (Increase) in receivable in Limitation by Sponsor	—	(26,957)
Decrease (Increase) in interest receivable	(58,228)	—
Amortization of offering costs	—	52,846
Increase (Decrease) in payable to Sponsor	44,230	2,095

Net cash provided by (used in) operating activities	40,101,178	3,110,885

Cash flow from financing activities
Proceeds from addition of shares	18,898,964	8,203,903
Payment on shares redeemed	(59,941,252)	(6,511,096)

Net cash provided by (used in) financing activities	(41,042,288)	1,692,807

Net increase (decrease) in cash	(941,110)	4,803,692
Cash, beginning of period	63,582,366	10,968,900

Cash, end of period	$62,641,256	$15,772,592

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $3,000,000 and $–, respectively)	$2,999,799	$—
Cash	11,292,763	13,456,117
Segregated cash balances with brokers for futures contracts	3,011,591	5,303,112
Interest receivable	17,626	13,748

Total assets	17,321,779	18,772,977

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	301,397	89,382
Payable to Sponsor	13,122	18,496

Total liabilities	314,519	107,878

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	17,007,260	18,665,099

Total liabilities and shareholders’ equity	$17,321,779	$18,772,977

Shares outstanding	824,906	374,906

Net asset value per share	$20.62	$49.79

Market value per share (Note 2)	$20.60	$48.43

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$3,000,000	$2,999,799

Total short-term U.S. government and agency obligations (cost $3,000,000)		$2,999,799

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2019	848	$50,998,720	$(2,476,878)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$71,505	$4,204

Expenses
Management fee	34,303	3,537
Brokerage commissions	13,188	15,260
Offering costs	—	52,797
Limitation by Sponsor	—	(176)

Total expenses	47,491	71,418

Net investment income (loss)	24,014	(67,214)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,268,796)	(4,675,967)

Net realized gain (loss)	(2,268,796)	(4,675,967)

Change in net unrealized appreciation/depreciation on
Futures contracts	(9,496,353)	(746,983)
Short-term U.S. government and agency obligations	(201)	—

Change in net unrealized appreciation/depreciation	(9,496,554)	(746,983)

Net realized and unrealized gain (loss)	(11,765,350)	(5,422,950)

Net income (loss)	$(11,741,336)	$(5,490,164)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$18,665,099	$21,161,176

Addition of 750,000 and 687,500 shares, respectively	18,656,682	23,827,284
Redemption of 300,000 and 312,594 shares, respectively	(8,573,185)	(12,547,987)

Net addition (redemption) of 450,000 and 374,906 shares, respectively	10,083,497	11,279,297

Net investment income (loss)	24,014	(67,214)
Net realized gain (loss)	(2,268,796)	(4,675,967)
Change in net unrealized appreciation/depreciation	(9,496,554)	(746,983)

Net income (loss)	(11,741,336)	(5,490,164)

Shareholders’ equity, end of period	$17,007,260	$26,950,309

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(11,741,336)	$(5,490,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(287,123,373)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	284,150,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(26,627)	—
Change in unrealized appreciation/depreciation on investments	201	—
Decrease (Increase) in receivable in Limitation by Sponsor	—	(176)
Decrease (Increase) in interest receivable	(3,878)	—
Amortization of offering costs	—	52,797
Increase (Decrease) in payable to Sponsor	(5,374)	3,537
Increase (Decrease) in payable on futures contracts	212,015	91,246

Net cash provided by (used in) operating activities	(14,538,372)	(5,342,760)

Cash flow from financing activities
Proceeds from addition of shares	18,656,682	23,827,284
Payment on shares redeemed	(8,573,185)	(12,547,987)

Net cash provided by (used in) financing activities	10,083,497	11,279,297

Net increase (decrease) in cash	(4,454,875)	5,936,537
Cash, beginning of period	18,759,229	21,600,168

Cash, end of period	$14,304,354	$27,536,705

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $299,548, respectively)	$—	$299,537
Cash	7,859,967	10,321,256
Segregated cash balances with brokers for futures contracts	341,550	433,125
Receivable on open futures contracts	—	6,300
Interest receivable	14,799	8,475

Total assets	8,216,316	11,068,693

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	47,048	—
Payable to Sponsor	6,621	8,360

Total liabilities	53,669	8,360

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,162,647	11,060,333

Total liabilities and shareholders’ equity	$8,216,316	$11,068,693

Shares outstanding	150,000	200,000

Net asset value per share	$54.42	$55.30

Market value per share (Note 2)	$54.41	$54.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires June 2019	230	$16,350,700	$(65,390)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$48,542	$21,139

Expenses
Management fee	21,080	19,484
Brokerage commissions	1,673	1,520

Total expenses	22,753	21,004

Net investment income (loss)	25,789	135

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	262,745	(1,119,990)
Short-term U.S. government and agency obligations	—	(247)

Net realized gain (loss)	262,745	(1,120,237)

Change in net unrealized appreciation/depreciation on
Futures contracts	(577,215)	1,191,380
Short-term U.S. government and agency obligations	11	749

Change in net unrealized appreciation/depreciation	(577,204)	1,192,129

Net realized and unrealized gain (loss)	(314,459)	71,892

Net income (loss)	$(288,670)	$72,027

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$11,060,333	$13,702,102

Redemption of 50,000 and 150,000 shares, respectively	(2,609,016)	(6,710,633)

Net addition (redemption) of (50,000) and (150,000) shares, respectively	(2,609,016)	(6,710,633)

Net investment income (loss)	25,789	135
Net realized gain (loss)	262,745	(1,120,237)
Change in net unrealized appreciation/depreciation	(577,204)	1,192,129

Net income (loss)	(288,670)	72,027

Shareholders’ equity, end of period	$8,162,647	$7,063,496

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(288,670)	$72,027
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(120,038,956)	(28,984,280)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	120,350,000	35,998,666
Net amortization and accretion on short-term U.S. government and agency obligations	(11,496)	(20,768)
Net realized gain (loss) on investments	—	247
Change in unrealized appreciation/depreciation on investments	(11)	(749)
Decrease (Increase) in receivable on futures contracts	6,300	—
Decrease (Increase) in interest receivable	(6,324)	—
Increase (Decrease) in payable to Sponsor	(1,739)	(5,664)
Increase (Decrease) in payable on futures contracts	47,048	(30,213)

Net cash provided by (used in) operating activities	56,152	7,029,266

Cash flow from financing activities
Payment on shares redeemed	(2,609,016)	(6,710,633)

Net cash provided by (used in) financing activities	(2,609,016)	(6,710,633)

Net increase (decrease) in cash	(2,552,864)	318,633
Cash, beginning of period	10,754,381	1,782,397

Cash, end of period	$8,201,517	$2,101,030

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $21,992,059 and $27,967,127, respectively)	$21,991,264	$27,967,534
Cash	44,409,314	22,869,986
Segregated cash balances with brokers for futures contracts	2,560,322	2,746,147
Segregated cash balances with brokers for swap agreements	7,495,803	14,356,000
Unrealized appreciation on swap agreements	—	20,646,726
Receivable from capital shares sold	5,910,902	25,458,885
Receivable on open futures contracts	—	432,627
Interest receivable	41,472	36,428

Total assets	82,409,077	114,514,333

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	488,681	48,600
Payable to Sponsor	54,319	88,422
Unrealized depreciation on swap agreements	6,039,390	—

Total liabilities	6,582,390	137,022

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	75,826,687	114,377,311

Total liabilities and shareholders’ equity	$82,409,077	$114,514,333

Shares outstanding	4,489,884	3,839,884

Net asset value per share	$16.89	$29.79

Market value per share (Note 2)	$16.88	$29.28

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$10,000,000	$9,999,330
U.S. Treasury Bills^^:
2.499% due 04/11/19†	12,000,000	11,991,934

Total short-term U.S. government and agency obligations (cost $21,992,059)		$21,991,264

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2019	724	$43,541,360	$(2,958,761)

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	04/08/19	$(35,382,635)	$(2,051,058)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/08/19	(25,233,443)	(1,190,423)
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	04/08/19	(12,199,190)	(1,109,781)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	04/08/19	(9,056,577)	(531,423)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/08/19	(26,259,871)	(1,156,705)

Total Unrealized Depreciation				$(6,039,390)

† All or partial amount pledged as collateral for swap agreements.

^  The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^ Rates shown represent discount rate at the time of purchase.

*   Reflects the floating financing rate, as of March 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

** For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$361,771	$729,417

Expenses
Management fee	166,326	527,954
Brokerage commissions	9,630	11,981

Total expenses	175,956	539,935

Net investment income (loss)	185,815	189,482

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,189,732)	(2,362,689)
Swap agreements	(5,965,427)	(45,733,461)
Short-term U.S. government and agency obligations	—	(187)

Net realized gain (loss)	(9,155,159)	(48,096,337)

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,230,916)	(727,186)
Swap agreements	(26,686,116)	16,009,117
Short-term U.S. government and agency obligations	(1,202)	25,362

Change in net unrealized appreciation/depreciation	(32,918,234)	15,307,293

Net realized and unrealized gain (loss)	(42,073,393)	(32,789,044)

Net income (loss)	$(41,887,578)	$(32,599,562)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$114,377,311	$225,843,284

Addition of 3,400,000 and 4,200,000 shares, respectively	66,476,301	90,237,490
Redemption of 2,750,000 and 3,450,000 shares, respectively	(63,139,347)	(83,105,563)

Net addition (redemption) of 650,000 and 750,000 shares, respectively	3,336,954	7,131,927

Net investment income (loss)	185,815	189,482
Net realized gain (loss)	(9,155,159)	(48,096,337)
Change in net unrealized appreciation/depreciation	(32,918,234)	15,307,293

Net income (loss)	(41,887,578)	(32,599,562)

Shareholders’ equity, end of period	$75,826,687	$200,375,649

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(41,887,578)	$(32,599,562)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(875,151,345)	(2,161,257,588)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	881,400,000	2,200,992,331
Net amortization and accretion on short-term U.S. government and agency obligations	(273,587)	(724,438)
Net realized gain (loss) on investments	—	187
Change in unrealized appreciation/depreciation on investments	26,687,318	(16,034,479)
Decrease (Increase) in receivable on futures contracts	432,627	—
Decrease (Increase) in interest receivable	(5,044)	—
Increase (Decrease) in payable to Sponsor	(34,103)	(21,902)
Increase (Decrease) in payable on futures contracts	440,081	13,493

Net cash provided by (used in) operating activities	(8,391,631)	(9,631,958)

Cash flow from financing activities
Proceeds from addition of shares	86,024,284	90,237,490
Payment on shares redeemed	(63,139,347)	(78,029,136)

Net cash provided by (used in) financing activities	22,884,937	12,208,354

Net increase (decrease) in cash	14,493,306	2,576,396
Cash, beginning of period	39,972,133	3,688,091

Cash, end of period	$54,465,439	$6,264,487

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,000,000 and $299,715, respectively)	$999,933	$299,714
Cash	9,777,135	11,046,280
Segregated cash balances with brokers for futures contracts	1,869,110	7,709,942
Receivable on open futures contracts	366,694	3,096,239
Interest receivable	15,612	11,379

Total assets	13,028,484	22,163,554

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,321,588
Payable to Sponsor	8,993	16,525

Total liabilities	8,993	4,338,113

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	13,019,491	17,825,441

Total liabilities and shareholders’ equity	$13,028,484	$22,163,554

Shares outstanding	574,832	824,832

Net asset value per share	$22.65	$21.61

Market value per share (Note 2)	$22.51	$21.22

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(8% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$1,000,000	$999,933

Total short-term U.S. government and agency obligations (cost $1,000,000)		$999,933

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2019	978	$26,034,360	$521,444

^^ Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$59,875	$15,138

Expenses
Management fee	28,691	16,545
Brokerage commissions	11,700	8,180

Total expenses	40,391	24,725

Net investment income (loss)	19,484	(9,587)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,319,325	746,971

Net realized gain (loss)	11,319,325	746,971

Change in net unrealized appreciation/depreciation on
Futures contracts	(10,316,545)	932,004
Short-term U.S. government and agency obligations	(66)	(84)

Change in net unrealized appreciation/depreciation	(10,316,611)	931,920

Net realized and unrealized gain (loss)	1,002,714	1,678,891

Net income (loss)	$1,022,198	$1,669,304

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$17,825,441	$6,902,743

Addition of 250,000 and 250,000 shares, respectively	4,113,610	9,051,492
Redemption of 500,000 and 300,000 shares, respectively	(9,941,758)	(12,271,230)

Net addition (redemption) of (250,000) and (50,000) shares, respectively	(5,828,148)	(3,219,738)

Net investment income (loss)	19,484	(9,587)
Net realized gain (loss)	11,319,325	746,971
Change in net unrealized appreciation/depreciation	(10,316,611)	931,920

Net income (loss)	1,022,198	1,669,304

Shareholders’ equity, end of period	$13,019,491	$5,352,309

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$1,022,198	$1,669,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(188,831,817)	(259,987,139)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	188,150,000	261,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(18,468)	(13,094)
Change in unrealized appreciation/depreciation on investments	66	84
Decrease (Increase) in receivable on futures contracts	2,729,545	—
Decrease (Increase) in interest receivable	(4,233)	—
Increase (Decrease) in payable to Sponsor	(7,532)	1,277
Increase (Decrease) in payable on futures contracts	—	16,514

Net cash provided by (used in) operating activities	3,039,759	2,686,946

Cash flow from financing activities
Proceeds from addition of shares	4,113,610	9,051,492
Payment on shares redeemed	(14,263,346)	(12,271,230)

Net cash provided by (used in) financing activities	(10,149,736)	(3,219,738)

Net increase (decrease) in cash	(7,109,977)	(532,792)
Cash, beginning of period	18,756,222	3,010,206

Cash, end of period	$11,646,245	$2,477,414

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $78,957,743 and $121,798,837, respectively)	$78,955,974	$121,801,685
Cash	55,564,388	33,215,995
Segregated cash balances with brokers for foreign currency forward contracts	14,076,000	3,138,000
Unrealized appreciation on foreign currency forward contracts	3,149,704	104,074
Interest receivable	33,706	15,999

Total assets	151,779,772	158,275,753

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,427,020
Payable to Sponsor	118,086	128,696
Unrealized depreciation on foreign currency forward contracts	216,078	1,599,878

Total liabilities	334,164	4,155,594

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	151,445,608	154,120,159

Total liabilities and shareholders’ equity	$151,779,772	$158,275,753

Shares outstanding	5,900,000	6,350,000

Net asset value per share	$25.67	$24.27

Market value per share (Note 2)	$25.67	$24.25

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(52% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.299% due 04/01/19	$15,000,000	$14,998,995
U.S. Treasury Bills^^:
2.486% due 04/11/19†	64,000,000	63,956,979

Total short-term U.S. government and agency obligations (cost $78,957,743)		$78,955,974

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	04/05/19	15,539,500	$17,435,876	$(216,078)

Total Unrealized Depreciation				$(216,078)

Contracts to Sell
Euro with Goldman Sachs International	04/05/19	(137,164,125)	$(153,903,065)	$1,481,164
Euro with UBS AG	04/05/19	(147,662,400)	(165,682,508)	1,668,540

Total Unrealized Appreciation				$3,149,704

† All or partial amount pledged as collateral for foreign currency forward contracts.

^  The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^ Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$774,618	$617,984

Expenses
Management fee	340,145	449,855

Total expenses	340,145	449,855

Net investment income (loss)	434,473	168,129

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	3,329,242	(18,923,242)
Short-term U.S. government and agency obligations	—	(181)

Net realized gain (loss)	3,329,242	(18,923,423)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	4,429,430	10,086,629
Short-term U.S. government and agency obligations	(4,617)	20,319

Change in net unrealized appreciation/depreciation	4,424,813	10,106,948

Net realized and unrealized gain (loss)	7,754,055	(8,816,475)

Net income (loss)	$8,188,528	$(8,648,346)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$154,120,159	$202,548,197

Addition of 250,000 and 500,000 shares, respectively	6,305,432	10,357,941
Redemption of 700,000 and 800,000 shares, respectively	(17,168,511)	(16,234,416)

Net addition (redemption) of (450,000) and (300,000) shares, respectively	(10,863,079)	(5,876,475)

Net investment income (loss)	434,473	168,129
Net realized gain (loss)	3,329,242	(18,923,423)
Change in net unrealized appreciation/depreciation	4,424,813	10,106,948

Net income (loss)	8,188,528	(8,648,346)

Shareholders’ equity, end of period	$151,445,608	$188,023,376

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$8,188,528	$(8,648,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(726,290,502)	(1,115,354,492)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	769,850,000	1,140,998,773
Net amortization and accretion on short-term U.S. government and agency obligations	(718,404)	(617,984)
Net realized gain (loss) on investments	—	181
Change in unrealized appreciation/depreciation on investments	(4,424,813)	(10,106,948)
Decrease (Increase) in interest receivable	(17,707)	—
Increase (Decrease) in payable to Sponsor	(10,610)	(18,024)

Net cash provided by (used in) operating activities	46,576,492	6,253,160

Cash flow from financing activities
Proceeds from addition of shares	6,305,432	10,357,941
Payment on shares redeemed	(19,595,531)	(16,234,416)

Net cash provided by (used in) financing activities	(13,290,099)	(5,876,475)

Net increase (decrease) in cash	33,286,393	376,685
Cash, beginning of period	36,353,995	4,293,895

Cash, end of period	$69,640,388	$4,670,580

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,998,688 and $3,989,775, respectively)	$2,998,589	$3,989,563
Cash	11,873,759	12,563,184
Segregated cash balances with brokers for futures contracts	184,280	38,148
Segregated cash balances with brokers for forward agreements	—	2,502,000
Segregated cash balances with brokers for swap agreements	3,023,000	—
Receivable from capital shares sold	3,620,963	—
Receivable on open futures contracts	—	1,700
Interest receivable	20,137	10,500

Total assets	21,720,728	19,105,095

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	16,640	—
Payable to Sponsor	15,294	15,312
Unrealized depreciation on swap agreements	182,087	—
Unrealized depreciation on forward agreements	—	990,786

Total liabilities	214,021	1,006,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	21,506,707	18,098,997

Total liabilities and shareholders’ equity	$21,720,728	$19,105,095

Shares outstanding	296,977	246,978

Net asset value per share	$72.42	$73.28

Market value per share (Note 2)	$72.61	$72.84

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(14% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$1,000,000	$999,933
U.S. Treasury Bills^^:
2.448% due 04/11/19†	2,000,000	1,998,656

Total short-term U.S. government and agency obligations (cost $2,998,688)		$2,998,589

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2019	52	$6,752,200	$37,434

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/08/19	$(12,577,645)	$(112,755)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	04/08/19	(10,781,376)	(37,773)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/08/19	(12,927,675)	(31,559)

Total Unrealized Depreciation				$(182,087)

†	All or partial amount pledged as collateral for swap agreements.
^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of March 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$95,211	$90,144

Expenses
Management fee	46,962	67,746
Brokerage commissions	778	20

Total expenses	47,740	67,766

Net investment income (loss)	47,471	22,378

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,941)	(7,300)
Swap agreements	(37,814)	—
Forward agreements	(1,118,149)	(3,262,575)
Short-term U.S. government and agency obligations	—	128

Net realized gain (loss)	(1,168,904)	(3,269,747)

Change in net unrealized appreciation/depreciation on
Futures contracts	69,214	5,900
Swap agreements	(182,087)	—
Forward agreements	990,786	1,900,039
Short-term U.S. government and agency obligations	113	2,169

Change in net unrealized appreciation/depreciation	878,026	1,908,108

Net realized and unrealized gain (loss)	(290,878)	(1,361,639)

Net income (loss)	$(243,407)	$(1,339,261)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$18,098,997	$31,497,410

Addition of 100,000 and 200,000 shares, respectively	7,236,873	13,301,973
Redemption of 50,001 and 200,000 shares, respectively	(3,585,756)	(13,450,655)

Net addition (redemption) of 49,999 and – shares, respectively	3,651,117	(148,682)

Net investment income (loss)	47,471	22,378
Net realized gain (loss)	(1,168,904)	(3,269,747)
Change in net unrealized appreciation/depreciation	878,026	1,908,108

Net income (loss)	(243,407)	(1,339,261)

Shareholders’ equity, end of period	$21,506,707	$30,009,467

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(243,407)	$(1,339,261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(266,810,149)	(217,905,921)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	267,850,000	221,998,623
Net amortization and accretion on short-term U.S. government and agency obligations	(48,764)	(90,126)
Net realized gain (loss) on investments	—	(128)
Change in unrealized appreciation/depreciation on investments	(808,812)	(1,902,208)
Decrease (Increase) in receivable on futures contracts	1,700	(540)
Decrease (Increase) in interest receivable	(9,637)	—
Increase (Decrease) in payable to Sponsor	(18)	(2,593)
Increase (Decrease) in payable on futures contracts	16,640	(2,420)

Net cash provided by (used in) operating activities	(52,447)	755,426

Cash flow from financing activities
Proceeds from addition of shares	3,615,910	13,301,973
Payment on shares redeemed	(3,585,756)	(13,450,655)

Net cash provided by (used in) financing activities	30,154	(148,682)

Net increase (decrease) in cash	(22,293)	606,744
Cash, beginning of period	15,103,332	1,035,445

Cash, end of period	$15,081,039	$1,642,189

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $3,000,000 and $3,294,789, respectively)	$2,999,799	$3,294,766
Cash	9,689,593	5,677,665
Segregated cash balances with brokers for futures contracts	539,220	44,431
Segregated cash balances with brokers for forward agreements	—	4,554,000
Segregated cash balances with brokers for swap agreements	3,330,206	—
Receivable from capital shares sold	3,917,879	—
Interest receivable	16,700	7,847

Total assets	20,493,397	13,578,709

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	125,364	5,720
Payable to Sponsor	13,226	11,115
Unrealized depreciation on swap agreements	100,891	—
Unrealized depreciation on forward agreements	—	1,793,011

Total liabilities	239,481	1,809,846

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,253,916	11,768,863

Total liabilities and shareholders’ equity	$20,493,397	$13,578,709

Shares outstanding	516,976	316,976

Net asset value per share	$39.18	$37.13

Market value per share (Note 2)	$39.24	$37.10

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(15% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$3,000,000	$2,999,799

Total short-term U.S. government and agency obligations (cost $3,000,000)		$2,999,799

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2019	152	$11,483,600	$398,608

Total Return Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/08/19	$(15,412,788)	$(65,595)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	04/08/19	(6,552,316)	(27,529)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/08/19	(7,024,143)	(7,767)

Total Unrealized Depreciation				$(100,891)

^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*

Reflects the floating financing rate, as of March 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$70,114	$58,592

Expenses
Management fee	37,211	45,395
Brokerage commissions	1,349	10

Total expenses	38,560	45,405

Net investment income (loss)	31,554	13,187

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(204,534)	4,000
Swap agreements	958,890	—
Forward agreements	(2,144,498)	(1,600,841)
Short-term U.S. government and agency obligations	—	(2,032)

Net realized gain (loss)	(1,390,142)	(1,598,873)

Change in net unrealized appreciation/depreciation on
Futures contracts	443,525	5,570
Swap agreements	(100,891)	—
Forward agreements	1,793,011	2,697,706
Short-term U.S. government and agency obligations	(178)	2,774

Change in net unrealized appreciation/depreciation	2,135,467	2,706,050

Net realized and unrealized gain (loss)	745,325	1,107,177

Net income (loss)	$776,879	$1,120,364

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$11,768,863	$14,806,259

Addition of 300,000 and 450,000 shares, respectively	11,229,394	14,776,297
Redemption of 100,000 and 300,000 shares, respectively	(3,521,220)	(9,768,815)

Net addition (redemption) of 200,000 and 150,000 shares, respectively	7,708,174	5,007,482

Net investment income (loss)	31,554	13,187
Net realized gain (loss)	(1,390,142)	(1,598,873)
Change in net unrealized appreciation/depreciation	2,135,467	2,706,050

Net income (loss)	776,879	1,120,364

Shareholders’ equity, end of period	$20,253,916	$20,934,105

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$776,879	$1,120,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(199,723,449)	(103,936,938)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	200,050,000	104,371,519
Net amortization and accretion on short-term U.S. government and agency obligations	(31,762)	(58,569)
Net realized gain (loss) on investments	—	2,032
Change in unrealized appreciation/depreciation on investments	(1,691,942)	(2,700,480)
Decrease (Increase) in interest receivable	(8,853)	—
Increase (Decrease) in payable to Sponsor	2,111	1,135
Increase (Decrease) in payable on futures contracts	119,644	(2,070)

Net cash provided by (used in) operating activities	(507,372)	(1,203,007)

Cash flow from financing activities
Proceeds from addition of shares	7,311,515	14,776,297
Payment on shares redeemed	(3,521,220)	(12,940,592)

Net cash provided by (used in) financing activities	3,790,295	1,835,705

Net increase (decrease) in cash	3,282,923	632,698
Cash, beginning of period	10,276,096	1,363,644

Cash, end of period	$13,559,019	$1,996,342

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $35,930,416 and $34,950,807, respectively)	$35,930,801	$34,951,229
Cash	10,644,956	21,879,254
Segregated cash balances with brokers for foreign currency forward contracts	3,783,000	1,691,000
Unrealized appreciation on foreign currency forward contracts	—	678,152
Interest receivable	24,883	14,973

Total assets	50,383,640	59,214,608

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	43,072	49,037
Unrealized depreciation on foreign currency forward contracts	690,027	3,801,896

Total liabilities	733,099	3,850,933

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	49,650,541	55,363,675

Total liabilities and shareholders’ equity	$50,383,640	$59,214,608

Shares outstanding	649,290	749,290

Net asset value per share	$76.47	$73.89

Market value per share (Note 2)	$76.44	$73.86

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(72% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$1,000,000	$999,933
U.S. Treasury Bills^^:
2.479% due 04/11/19†	10,000,000	9,993,278
2.462% due 05/09/19†	25,000,000	24,937,590

Total short-term U.S. government and agency obligations (cost $35,930,416)		$35,930,801

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/05/19	267,445,500	$2,413,721	$(20,975)
Yen with UBS AG	04/05/19	1,377,801,600	12,434,793	(5,177)

				$(26,152)

Contracts to Sell
Yen with Goldman Sachs International	04/05/19	(5,970,616,200)	$(53,885,384)	$(333,861)
Yen with UBS AG	04/05/19	(6,667,953,100)	(60,178,917)	(330,014)

				$(663,875)

Total Unrealized Depreciation				$(690,027)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^

The positions and counterparties herein are as of March 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$292,368	$312,520

Expenses
Management fee	124,794	231,119

Total expenses	124,794	231,119

Net investment income (loss)	167,574	81,401

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(343,408)	(11,252,403)
Short-term U.S. government and agency obligations	(72)	3

Net realized gain (loss)	(343,480)	(11,252,400)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	2,433,717	(416,097)
Short-term U.S. government and agency obligations	(37)	12,253

Change in net unrealized appreciation/depreciation	2,433,680	(403,844)

Net realized and unrealized gain (loss)	2,090,200	(11,656,244)

Net income (loss)	$2,257,774	$(11,574,843)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$55,363,675	$131,077,453

Addition of 400,000 and 50,000 shares, respectively	30,543,496	3,516,719
Redemption of 500,000 and 500,000 shares, respectively	(38,514,404)	(35,710,467)

Net addition (redemption) of (100,000) and (450,000) shares, respectively	(7,970,908)	(32,193,748)

Net investment income (loss)	167,574	81,401
Net realized gain (loss)	(343,480)	(11,252,400)
Change in net unrealized appreciation/depreciation	2,433,680	(403,844)

Net income (loss)	2,257,774	(11,574,843)

Shareholders’ equity, end of period	$49,650,541	$87,308,862

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$2,257,774	$(11,574,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(523,240,489)	(810,742,971)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	522,500,872	857,999,782
Net amortization and accretion on short-term U.S. government and agency obligations	(240,064)	(312,520)
Net realized gain (loss) on investments	72	(3)
Change in unrealized appreciation/depreciation on investments	(2,433,680)	403,844
Decrease (Increase) in interest receivable	(9,910)	—
Increase (Decrease) in payable to Sponsor	(5,965)	(36,965)

Net cash provided by (used in) operating activities	(1,171,390)	35,736,324

Cash flow from financing activities
Proceeds from addition of shares	30,543,496	3,516,719
Payment on shares redeemed	(38,514,404)	(39,470,450)

Net cash provided by (used in) financing activities	(7,970,908)	(35,953,731)

Net increase (decrease) in cash	(9,142,298)	(217,407)
Cash, beginning of period	23,570,254	1,582,684

Cash, end of period	$14,427,956	$1,365,277

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $10,000,000 and $–, respectively)	$9,999,330	$—
Cash	32,301,105	48,860,400
Segregated cash balances with brokers for futures contracts	9,742,199	8,682,024
Interest receivable	61,392	29,104

Total assets	52,104,026	57,571,528

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	674,832
Payable on open futures contracts	945,832	565,495
Payable to Sponsor	31,725	32,080

Total liabilities	977,557	1,272,407

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	51,126,469	56,299,121

Total liabilities and shareholders’ equity	$52,104,026	$57,571,528

Shares outstanding	2,362,403	2,112,403

Net asset value per share	$21.64	$26.65

Market value per share (Note 2)	$21.59	$26.74

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(20% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.375% due 04/01/19	$10,000,000	$9,999,330

Total short-term U.S. government and agency obligations (cost $10,000,000)		$9,999,330

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires July 2019	570	$9,647,250	$(1,201,306)
VIX Futures - CBOE, expires August 2019	997	16,973,925	(1,371,616)
VIX Futures - CBOE, expires September 2019	997	17,123,475	(53,596)
VIX Futures - CBOE, expires October 2019	427	7,365,750	(41,155)

			$(2,667,673)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$265,413	$61,704

Expenses
Management fee	105,811	54,959
Brokerage commissions	10,336	11,232

Total expenses	116,147	66,191

Net investment income (loss)	149,266	(4,487)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,202,020)	3,720,436

Net realized gain (loss)	(4,202,020)	3,720,436

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,425,779)	4,917,565
Short-term U.S. government and agency obligations	(670)	(1,098)

Change in net unrealized appreciation/depreciation	(6,426,449)	4,916,467

Net realized and unrealized gain (loss)	(10,628,469)	8,636,903

Net income (loss)	$(10,479,203)	$8,632,416

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$56,299,121	$26,347,948

Addition of 500,000 and 550,000 shares, respectively	11,369,035	11,690,691
Redemption of 250,000 and 850,000 shares, respectively	(6,062,484)	(21,725,647)

Net addition (redemption) of 250,000 and (300,000) shares, respectively	5,306,551	(10,034,956)

Net investment income (loss)	149,266	(4,487)
Net realized gain (loss)	(4,202,020)	3,720,436
Change in net unrealized appreciation/depreciation	(6,426,449)	4,916,467

Net income (loss)	(10,479,203)	8,632,416

Shareholders’ equity, end of period	$51,126,469	$24,945,408

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(10,479,203)	$8,632,416
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,007,355,035)	(509,940,631)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	997,450,000	521,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(94,965)	(56,319)
Change in unrealized appreciation/depreciation on investments	670	1,098
Decrease (Increase) in receivable on futures contracts	—	170,015
Decrease (Increase) in interest receivable	(32,288)	—
Increase (Decrease) in payable to Sponsor	(355)	(2,585)
Increase (Decrease) in payable on futures contracts	380,337	657,556

Net cash provided by (used in) operating activities	(20,130,839)	20,461,550

Cash flow from financing activities
Proceeds from addition of shares	11,369,035	11,690,691
Payment on shares redeemed	(6,737,316)	(22,783,956)

Net cash provided by (used in) financing activities	4,631,719	(11,093,265)

Net increase (decrease) in cash	(15,499,120)	9,368,285
Cash, beginning of period	57,542,424	6,266,358

Cash, end of period	$42,043,304	$15,634,643

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $99,829,728 and $114,780,333, respectively)	$99,829,957	$114,785,002
Cash	45,938,679	23,538,353
Segregated cash balances with brokers for futures contracts	60,431,647	15,855,066
Receivable on open futures contracts	871,720	912,016
Interest receivable	66,320	16,966

Total assets	207,138,323	155,107,403

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,550,872	5,489,302
Payable to Sponsor	84,248	70,986

Total liabilities	3,635,120	5,560,288

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	203,503,203	149,547,115

Total liabilities and shareholders’ equity	$207,138,323	$155,107,403

Shares outstanding	8,451,317	3,876,317

Net asset value per share	$24.08	$38.58

Market value per share (Note 2)	$24.02	$38.61

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
Federal Home Loan Discount Notes^^:
3.345% due 04/01/19	$25,000,000	$24,998,325
U.S. Treasury Bills^^:
2.478% due 04/25/19	20,000,000	19,968,934
2.462% due 05/09/19†	55,000,000	54,862,698

Total short-term U.S. government and agency obligations (cost $99,829,728)		$99,829,957

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires April 2019	7,408	$112,786,800	$(2,758,289)
VIX Futures - CBOE, expires May 2019	5,556	90,701,700	(1,143,057)

			$(3,901,346)

†	All or partial amount pledged as collateral for futures contracts.
^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$852,206	$276,528

Expenses
Management fee	361,703	252,387
Brokerage commissions	12,435	71,299
Brokerage fees	1,366	268

Total expenses	375,504	323,954

Net investment income (loss)	476,702	(47,426)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(54,906,584)	77,276,980
Short-term U.S. government and agency obligations	—	(1,993)

Net realized gain (loss)	(54,906,584)	77,274,987

Change in net unrealized appreciation/depreciation on
Futures contracts	(21,279,791)	14,010,626
Short-term U.S. government and agency obligations	(4,440)	9,255

Change in net unrealized appreciation/depreciation	(21,284,231)	14,019,881

Net realized and unrealized gain (loss)	(76,190,815)	91,294,868

Net income (loss)	$(75,714,113)	$91,247,442

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$149,547,115	$137,741,560

Addition of 6,225,000 and 1,875,000 shares, respectively	174,135,151	62,436,457
Redemption of 1,650,000 and 4,950,000 shares, respectively	(44,464,950)	(179,040,135)

Net addition (redemption) of 4,575,000 and (3,075,000) shares, respectively	129,670,201	(116,603,678)

Net investment income (loss)	476,702	(47,426)
Net realized gain (loss)	(54,906,584)	77,274,987
Change in net unrealized appreciation/depreciation	(21,284,231)	14,019,881

Net income (loss)	(75,714,113)	91,247,442

Shareholders’ equity, end of period	$203,503,203	$112,385,324

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(75,714,113)	$91,247,442
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(765,041,780)	(1,094,786,505)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	780,650,000	1,181,914,328
Net amortization and accretion on short-term U.S. government and agency obligations	(657,615)	(263,057)
Net realized gain (loss) on investments	—	1,993
Change in unrealized appreciation/depreciation on investments	4,440	(9,255)
Decrease (Increase) in receivable on futures contracts	40,296	498,525
Decrease (Increase) in interest receivable	(49,354)	—
Increase (Decrease) in payable to Sponsor	13,262	(3,152)
Increase (Decrease) in payable on futures contracts	(1,938,430)	6,931,692

Net cash provided by (used in) operating activities	(62,693,294)	185,532,011

Cash flow from financing activities
Proceeds from addition of shares	174,135,151	62,436,457
Payment on shares redeemed	(44,464,950)	(179,328,978)

Net cash provided by (used in) financing activities	129,670,201	(116,892,521)

Net increase (decrease) in cash	66,976,907	68,639,490
Cash, beginning of period	39,393,419	3,715,132

Cash, end of period	$106,370,326	$72,354,622

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $967,056,734 and $785,069,552, respectively)	$967,038,886	$785,085,860
Cash	628,754,130	729,259,407
Segregated cash balances with brokers for futures contracts	601,190,080	272,501,850
Segregated cash balances with brokers for forward agreements	—	37,374,000
Segregated cash balances with brokers for foreign currency forward contracts	19,262,000	6,057,000
Segregated cash balances with brokers for swap agreements	120,984,340	53,486,000
Unrealized appreciation on swap agreements	47,579,806	20,646,726
Unrealized appreciation on forward agreements	—	30,555,018
Unrealized appreciation on foreign currency forward contracts	3,216,370	1,023,384
Receivable from capital shares sold	13,449,744	54,572,979
Receivable on open futures contracts	114,120,668	79,899,070
Interest receivable	1,145,804	555,187

Total assets	2,516,741,828	2,071,016,481

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	25,824,668	11,136,094
Payable on open futures contracts	27,095,727	32,074,054
Payable to Sponsor	1,877,434	1,541,554
Unrealized depreciation on swap agreements	6,322,368	74,098,074
Unrealized depreciation on forward agreements	—	2,783,797
Unrealized depreciation on foreign currency forward contracts	1,075,795	5,407,883
Non-recurring fees and expenses payable	426,058	—

Total liabilities	62,622,050	127,041,456

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,454,119,778	1,943,975,025

Total liabilities and shareholders’ equity	$2,516,741,828	$2,071,016,481

Shares outstanding	82,317,767	75,842,768

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income
Interest	$10,219,582	$7,323,879

Expenses
Management fee	5,274,306	6,681,061
Brokerage commissions	936,604	2,396,743
Brokerage fees	1,457	27,057
Offering costs	—	105,643
Limitation by Sponsor	—	(27,133)
Non-recurring fees and expenses	426,058	—

Total expenses	6,638,425	9,183,371

Net investment income (loss)	3,581,157	(1,859,492)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(141,653,019)	(1,401,277,515)
Swap agreements	13,166,837	77,107,796
Forward agreements	33,894,330	16,590,292
Foreign currency forward contracts	2,681,254	(29,052,582)
Short-term U.S. government and agency obligations	247	(274,919)

Net realized gain (loss)	(91,910,351)	(1,336,906,928)

Change in net unrealized appreciation/depreciation on
Futures contracts	26,001,240	30,095,501
Swap agreements	94,708,786	(22,549,918)
Forward agreements	(27,771,221)	(32,261,509)
Foreign currency forward contracts	6,525,074	9,176,512
Short-term U.S. government and agency obligations	(34,156)	242,534

Change in net unrealized appreciation/depreciation	99,429,723	(15,296,880)

Net realized and unrealized gain (loss)	7,519,372	(1,352,203,808)

Net income (loss)	$11,100,529	$(1,354,063,300)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended March 31,
	2019	2018
Shareholders’ equity, beginning of period	$1,943,975,025	$2,947,278,212

Addition of 33,875,000 and 39,007,500 shares, respectively	1,207,988,688	3,383,378,775
Redemption of 27,400,001 and 41,050,378 shares, respectively	(708,944,464)	(2,451,704,049)

Net addition (redemption) of 6,474,999 and (2,042,878) shares, respectively	499,044,224	931,674,726

Net investment income (loss)	3,581,157	(1,859,492)
Net realized gain (loss)	(91,910,351)	(1,336,906,928)
Change in net unrealized appreciation/depreciation	99,429,723	(15,296,880)

Net income (loss)	11,100,529	(1,354,063,300)

Shareholders’ equity, end of period	$2,454,119,778	$2,524,889,638

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$11,100,529	$(1,354,063,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(18,090,778,820)	(20,793,301,928)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	17,915,321,683	21,531,184,156
Net amortization and accretion on short-term U.S. government and agency obligations	(6,529,798)	(6,770,497)
Net realized gain (loss) on investments	(247)	274,919
Change in unrealized appreciation/depreciation on investments	(73,428,483)	45,392,381
Decrease (Increase) in receivable on futures contracts	(34,221,598)	(58,652,375)
Decrease (Increase) in receivable in Limitation by Sponsor	—	(27,133)
Decrease (Increase) in interest receivable	(590,617)	—
Amortization of offering costs	—	105,643
Increase (Decrease) in payable to Sponsor	335,880	(481,032)
Increase (Decrease) in payable on futures contracts	(4,978,327)	24,980,377
Increase (Decrease) in non-recurring fees and expenses payable	426,058	—

Net cash provided by (used in) operating activities	(283,343,740)	(611,358,789)

Cash flow from financing activities
Proceeds from addition of shares	1,249,111,923	3,384,222,145
Payment on shares redeemed	(694,255,890)	(2,444,666,315)

Net cash provided by (used in) financing activities	554,856,033	939,555,830

Net increase (decrease) in cash	271,512,293	328,197,041
Cash, beginning of period	1,098,678,257	483,772,745

Cash, end of period	$1,370,190,550	$811,969,786

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE 1 - ORGANIZATION

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2019, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2018. There were no Share splits or reverse Share splits for the Funds during the three months ended March 31, 2019. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on March 25, 2019.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2019 and 2018, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2019 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	1:00 p.m.	1:25 p.m.	March 29, 2019
UltraShort Gold, Ultra Gold	1:00 p.m.	1:30 p.m.	March 29, 2019
UltraShort Bloomberg Crude Oil,
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	March 29, 2019
UltraPro 3x Short Crude Oil ETF,
UltraPro 3x Crude Oil ETF,
UltraShort Bloomberg Natural Gas,
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 29, 2019
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	March 29, 2019
Short Euro,
UltraShort Euro,
Ultra Euro	3:00 p.m.	4:00 p.m.	March 29, 2019
UltraShort Yen,
Ultra Yen	3:00 p.m.	4:00 p.m.	March 29, 2019
VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 29, 2019
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 29, 2019

*

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2019.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2019.

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

The following table summarizes the valuation of investments at March 31, 2019 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts*	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$3,999,732	$160,856	$—	$—	$4,160,588
ProShares Short VIX Short-Term Futures ETF	79,994,640	8,100,619	—	—	88,095,259
ProShares Ultra Bloomberg Crude Oil	279,586,291	10,284,066	—	46,312,871	336,183,228
ProShares Ultra Bloomberg Natural Gas	10,993,211	21,777	—	—	11,014,988
ProShares Ultra Euro	999,328	—	(167,538)	—	831,790
ProShares Ultra Gold	49,960,295	(205,361)	—	719,893	50,474,827
ProShares Ultra Silver	103,899,800	(657,796)	—	412,579	103,654,583
ProShares Ultra VIX Short-Term Futures ETF	119,991,960	(8,011,390)	—	134,463	112,115,033
ProShares Ultra Yen	—	—	64,514	—	64,514
ProShares UltraPro 3x Crude Oil ETF	60,908,183	40,705,393	—	—	101,613,576
ProShares UltraPro 3x Short Crude Oil ETF	2,999,799	(2,476,878)	—	—	522,921
ProShares UltraShort Australian Dollar	—	(65,390)	—	—	(65,390)
ProShares UltraShort Bloomberg Crude Oil	21,991,264	(2,958,761)	—	(6,039,390)	12,993,113
ProShares UltraShort Bloomberg Natural Gas	999,933	521,444	—	—	1,521,377
ProShares UltraShort Euro	78,955,974	—	2,933,626	—	81,889,600
ProShares UltraShort Gold	2,998,589	37,434	—	(182,087)	2,853,936
ProShares UltraShort Silver	2,999,799	398,608	—	(100,891)	3,297,516
ProShares UltraShort Yen	35,930,801	—	(690,027)	—	35,240,774
ProShares VIX Mid-Term Futures ETF	9,999,330	(2,667,673)	—	—	7,331,657
ProShares VIX Short-Term Futures ETF	99,829,957	(3,901,346)	—	—	95,928,611

Total Trust	$967,038,886	$39,285,602	$2,140,575	$41,257,438	$1,049,722,501

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2019 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2019, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2019, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments as of March 31, 2019
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$8,100,619	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		134,463	*		8,011,390	*
	ProShares VIX Mid-Term Futures ETF		—			2,667,673	*
	ProShares VIX Short-Term Futures ETF		—			3,901,346	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		56,596,937	*		—
	ProShares Ultra Bloomberg Natural Gas		21,777	*		—
	ProShares Ultra Gold		719,893	*		205,361	*
	ProShares Ultra Silver		412,579	*		657,796	*
	ProShares UltraPro 3x Crude Oil ETF		40,705,393	*		—
	ProShares UltraPro 3x Short Crude Oil ETF		—			2,476,878	*
	ProShares UltraShort Bloomberg Crude Oil		—			8,998,151	*
	ProShares UltraShort Bloomberg Natural Gas		521,444	*		—
	ProShares UltraShort Gold		37,434	*		182,087	*
	ProShares UltraShort Silver		398,608	*		100,891	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		160,856	*		—
	ProShares Ultra Euro		1,894			169,432
	ProShares Ultra Yen		64,772			258
	ProShares UltraShort Australian Dollar		—			65,390	*
	ProShares UltraShort Euro		3,149,704			216,078
	ProShares UltraShort Yen		—			690,027

		Total Trust	$111,026,373	*		$28,342,758	*

*

Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2018
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$910,460	*		$15,386,661	*
	ProShares Ultra VIX Short-Term Futures ETF		33,798,582	*		2,625,566	*
	ProShares VIX Mid-Term Futures ETF		3,888,156	*		130,050	*
	ProShares VIX Short-Term Futures ETF		18,392,959	*		1,014,514	*
Commodities Contracts		Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements			Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements
	ProShares Ultra Bloomberg Crude Oil		—			86,807,426	*
	ProShares Ultra Bloomberg Natural Gas		—			10,323,163	*
	ProShares Ultra Gold		4,325,971	*		—
	ProShares Ultra Silver		26,642,453	*		—
	ProShares UltraPro 3x Crude Oil ETF		—			23,451,361	*
	ProShares UltraPro 3x Short Crude Oil ETF		7,019,475	*		—
	ProShares UltraShort Bloomberg Crude Oil		23,918,881	*		—
	ProShares UltraShort Bloomberg Natural Gas		10,837,989	*		—
	ProShares UltraShort Gold		—			1,022,566	*
	ProShares UltraShort Silver		—			1,837,928	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			43,281	*
	ProShares Ultra Euro		61,971			4,033
	ProShares Ultra Yen		179,187			2,076
	ProShares UltraShort Australian Dollar		511,825	*		—
	ProShares UltraShort Euro		104,074			1,599,878
	ProShares UltraShort Yen		678,152			3,801,896

		Total Trust	$131,270,135	*		$148,050,399	*

*

Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations For the three months ended March 31, 2019
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$59,105,354	$22,576,820
		ProShares Ultra VIX Short-Term Futures ETF	(195,223,341)	(39,049,943)
		ProShares VIX Mid-Term Futures ETF	(4,202,020)	(6,425,779)
		ProShares VIX Short-Term Futures ETF	(54,906,584)	(21,279,791)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	76,523,157	143,404,363
		ProShares Ultra Bloomberg Natural Gas	(13,301,838)	10,344,940
		ProShares Ultra Gold	4,092,585	(3,811,439)
		ProShares Ultra Silver	13,301,791	(26,887,670)
		ProShares UltraPro 3x Crude Oil ETF	22,272,869	64,156,754
		ProShares UltraPro 3x Short Crude Oil ETF	(2,268,796)	(9,496,353)
		ProShares UltraShort Bloomberg Crude Oil	(9,155,159)	(32,917,032)
		ProShares UltraShort Bloomberg Natural Gas	11,319,325	(10,316,545)
		ProShares UltraShort Gold	(1,168,904)	877,913
		ProShares UltraShort Silver	(1,390,142)	2,135,645
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on futures and/ or foreign currency forward contracts
		ProShares Short Euro	147,106	204,137
		ProShares Ultra Euro	(227,273)	(225,476)
		ProShares Ultra Yen	(77,307)	(112,597)
		ProShares UltraShort Australian Dollar	262,745	(577,215)
		ProShares UltraShort Euro	3,329,242	4,429,430
		ProShares UltraShort Yen	(343,408)	2,433,717

		Total Trust	$(91,910,598)	$99,463,879

The Effect of Derivative Instruments on the Statement of Operations For the three months ended March 31, 2018
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(1,883,525,731)	$(53,802,405)
		ProShares Ultra VIX Short-Term Futures ETF	416,609,780	67,456,488
		ProShares VIX Mid-Term Futures ETF	3,720,436	4,917,565
		ProShares VIX Short-Term Futures ETF	77,276,980	14,010,626
Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation/ depreciation on futures contracts, swap and/ or forward agreements
		ProShares Ultra Bloomberg Crude Oil	112,517,891	(38,543,738)
		ProShares Ultra Bloomberg Natural Gas	1,134,812	(4,974,441)
		ProShares Ultra Gold	8,655,275	(5,020,692)
		ProShares Ultra Silver	12,801,743	(31,850,052)
		ProShares UltraPro 3x Crude Oil ETF	1,620,825	1,585,957
		ProShares UltraPro 3x Short Crude Oil ETF	(4,675,967)	(746,983)
		ProShares UltraShort Bloomberg Crude Oil	(48,096,150)	15,281,931
		ProShares UltraShort Bloomberg Natural Gas	746,971	932,004
		ProShares UltraShort Gold	(3,269,875)	1,905,939
		ProShares UltraShort Silver	(1,596,841)	2,703,276
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(379,586)	237,219
		ProShares Ultra Euro	800,513	(482,219)
		ProShares Ultra Yen	322,550	(11,801)
		ProShares UltraShort Australian Dollar	(1,119,990)	1,191,380
		ProShares UltraShort Euro	(18,923,242)	10,086,629
		ProShares UltraShort Yen	(11,252,403)	(416,097)

		Total Trust	$(1,336,632,009)	$(15,539,414)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2019.

Fair Values of Derivative Instruments as of March 31, 2019

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$46,312,871	$—	$46,312,871	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	1,894	—	1,894	169,432	—	169,432
ProShares Ultra Gold
Swap agreements	719,893	—	719,893	—	—	—
ProShares Ultra Silver
Swap agreements	412,579	—	412,579	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	134,463	—	134,463	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	64,772	—	64,772	258	—	258
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	6,039,390	—	6,039,390
ProShares UltraShort Euro
Foreign currency forward contracts	3,149,704	—	3,149,704	216,078	—	216,078
ProShares UltraShort Gold
Swap agreements	—	—	—	182,087	—	182,087
ProShares UltraShort Silver
Swap agreements	—	—	—	100,891	—	100,891
ProShares UltraShort Yen
Foreign currency forward contracts	—	—	—	690,027	—	690,027

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2019. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2019
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$13,531,815	$—	$(10,600,000)	$2,931,815
Goldman Sachs International	9,321,563	(7,312,098)	—	2,009,465
Royal Bank of Canada	9,581,950	—	—	9,581,950
Societe Generale	3,690,633	(3,146,234)	—	544,399
UBS AG	10,186,910	(8,248,663)	—	1,938,247
ProShares Ultra Euro
Goldman Sachs International	(76,740)	—	76,740	—
UBS AG	(90,798)	—	90,798	—
ProShares Ultra Gold
Citibank, N.A.	408,352	—	(300,000)	108,352
Goldman Sachs International	157,215	(45,567)	—	111,648
UBS AG	154,326	(154,326)	—	—
ProShares Ultra Silver
Citibank, N.A.	60,451	—	—	60,451
Goldman Sachs International	165,212	—	—	165,212
UBS AG	186,916	(186,916)	—	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs International	134,463	—	—	134,463
ProShares Ultra Yen
Goldman Sachs International	17,104	—	—	17,104
UBS AG	47,410	—	—	47,410
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	(2,051,058)	2,051,058	—	—
Goldman Sachs International	(1,190,423)	—	1,190,423	—
Royal Bank of Canada	(1,109,781)	553,781	556,000	—
Societe Generale	(531,423)	531,423	—	—
UBS AG	(1,156,705)	—	1,156,705	—
ProShares UltraShort Euro
Goldman Sachs International	1,481,164	(1,402,579)	—	78,585
UBS AG	1,452,462	(1,360,332)	—	92,130
ProShares UltraShort Gold
Citibank, N.A.	(112,755)	—	—	112,755
Goldman Sachs International	(37,773)	—	37,773	—
UBS AG	(31,559)	—	31,559	—
ProShares UltraShort Silver
Citibank, N.A.	(65,595)	—	65,595	—
Goldman Sachs International	(27,529)	—	27,529	—
UBS AG	(7,767)	—	7,767	—
ProShares UltraShort Yen
Goldman Sachs International	(354,836)	—	354,836	—
UBS AG	(335,191)	295,191	40,000	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2018:

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

The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to, (i) the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent, accounting and auditing fees and expenses, (ii) any Index licensors for the Funds; and (iii) the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations. Fees associated with a Fund’s trading operations may include expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses.

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

Transaction Fees on Creation and Redemption Transactions

The manner by which Creation Units are purchased or redeemed is governed by the terms of the Authorized Participant Agreement and Authorized Participant Procedures Handbook. By placing a purchase order, an Authorized Participant agrees to: (1) deposit cash with the Custodian; and (2) if permitted by the Sponsor in its sole discretion, enter into or arrange for an exchange of futures contract for related position or block trade with the relevant fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date.

Authorized Participants may pay a fixed transaction fee (typically $250) in connection with each order to create or redeem a Creation Unit in order to compensate BNY Mellon, as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the three months ended March 31, 2019 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2019
ProShares Short Euro	$—
ProShares Short VIX Short-Term Futures ETF	7,431
ProShares Ultra Bloomberg Crude Oil	57,619
ProShares Ultra Bloomberg Natural Gas	5,580
ProShares Ultra Euro	—
ProShares Ultra Gold	1,632
ProShares Ultra Silver	7,332
ProShares Ultra VIX Short-Term Futures ETF	446,799
ProShares Ultra Yen	—
ProShares UltraPro 3X Crude Oil ETF	24,934
ProShares UltraPro 3X Short Crude Oil ETF	8,919
ProShares UltraShort Australian Dollar	—
ProShares UltraShort Bloomberg Crude Oil	27,697
ProShares UltraShort Bloomberg Natural Gas	1,378
ProShares UltraShort Euro	—
ProShares UltraShort Gold	1,606
ProShares UltraShort Silver	—
ProShares UltraShort Yen	—
ProShares VIX Mid-Term Futures ETF	5,260
ProShares VIX Short-Term Futures ETF	4,925

Total Trust	$601,112

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2019

For the Three Months Ended March 31, 2019 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$13.06	$25.28	$15.09	$37.12
Net investment income gain (loss)	0.14	0.01	0.05	0.04	0.04	0.09
Net realized and unrealized gain (loss)#	1.19	9.94	8.41	(4.99)	(0.84)	0.11
Change in net asset value from operations	1.33	9.95	8.46	(4.95)	(0.80)	0.20
Net asset value, at March 31, 2019	$44.43	$52.31	$21.52	$20.33	$14.29	$37.32
Market value per share, at December 31, 2018†	$43.08	$42.30	$13.30	$25.82	$15.12	$37.41
Market value per share, at March 31, 2019†	$44.41	$52.36	$21.53	$20.42	$14.31	$37.24
Total Return, at net asset value^	3.1%	23.5%	64.8%	(19.6)%	(5.3)%	0.5%
Total Return, at market value^	3.1%	23.8%	61.9%	(20.9)%	(5.4)%	(0.5)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.54%^^	0.97%	1.28%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.32%	0.05%	1.02%	0.76%	1.06%	1.00%

**	Percentages are annualized.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.
^	Percentages are not annualized for the period ended March 31, 2019.
^^	Expense ratio, excluding non-recurring fees and expenses is 1.14%.

For the Three Months Ended March 31, 2019 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Net investment income gain (loss)	0.06	(0.02)	0.15	0.04	0.04	0.15
Net realized and unrealized gain (loss)#	(1.93)	(42.44)	(2.03)	13.83	(29.21)	(1.03)
Change in net asset value from operations	(1.87)	(42.46)	(1.88)	13.87	(29.17)	(0.88)
Net asset value, at March 31, 2019	$24.52	$39.00	$55.65	$26.95	$20.62	$54.42
Market value per share, at December 31, 2018†	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Market value per share, at March 31, 2019†	$24.48	$38.90	$55.64	$26.97	$20.60	$54.41
Total Return, at net asset value^	(7.1)%	(52.1)%	(3.3)%	106.0%	(58.6)%	(1.6)%
Total Return, at market value^	(7.2)%	(52.4)%	(3.3)%	100.2%	(57.5)%	(0.9)%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.54%^^	0.95%	1.16%	1.32%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.93%	(0.15)%	1.11%	0.81%	0.67%	1.16%

**	Percentages are annualized.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.
^	Percentages are not annualized for the period ended March 31, 2019.
^^	Expense ratio, excluding non-recurring fees and expenses is 1.52%.

For the Three Months Ended March 31, 2019 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Net investment income gain (loss)	0.05	0.03	0.07	0.17	0.07	0.23
Net realized and unrealized gain (loss)#	(12.95)	1.01	1.33	(1.03)	1.98	2.35
Change in net asset value from operations	(12.90)	1.04	1.40	(0.86)	2.05	2.58
Net asset value, at March 31, 2019	$16.89	$22.65	$25.67	$72.42	$39.18	$76.47
Market value per share, at December 31, 2018†	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Market value per share, at March 31, 2019†	$16.88	$22.51	$25.67	$72.61	$39.24	$76.44
Total Return, at net asset value^	(43.3)%	4.8%	5.8%	(1.2)%	5.5%	3.5%
Total Return, at market value^	(42.4)%	6.1%	5.9%	(0.3)%	5.8%	3.5%
Ratios to Average Net Assets**
Expense ratio	1.01%	1.34%	0.95%	0.97%	0.98%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.06%	0.65%	1.21%	0.96%	0.80%	1.28%

**	Percentages are annualized.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.
^	Percentages are not annualized for the period ended March 31, 2019.

For the Three Months Ended March 31, 2019 (unaudited)

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2018	$26.65	$38.58
Net investment income gain (loss)	0.07	0.08
Net realized and unrealized gain (loss)#	(5.08)	(14.58)
Change in net asset value from operations	(5.01)	(14.50)
Net asset value, at March 31, 2019	$21.64	$24.08
Market value per share, at December 31, 2018†	$26.74	$38.61
Market value per share, at March 31, 2019†	$21.59	$24.02
Total Return, at net asset value^	(18.8)%	(37.6)%
Total Return, at market value^	(19.3)%	(37.8)%
Ratios to Average Net Assets**
Expense ratio	0.93%	0.88%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.20%	1.12%

**	Percentages are annualized.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.
^	Percentages are not annualized for the period ended March 31, 2019.

Selected data for a Share outstanding throughout the three months ended March 31, 2018

For the Three Months Ended March 31, 2018 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$509.20	$23.66	$32.64	$17.44	$39.88
Net investment income gain (loss)	0.00 (1)	(0.18)	0.02	0.00 (1)	0.00 (1)	0.04
Net realized and unrealized gain (loss)#	(0.71)	(462.65)	3.80	(5.16)	0.66	1.52
Change in net asset value from operations	(0.71)	(462.83)	3.82	(5.16)	0.66	1.56
Net asset value, at March 31, 2018	$39.25	$46.37	$27.48	$27.48	$18.10	$41.44
Market value per share, at December 31, 2017†	$39.99	$512.84	$23.44	$32.50	$17.46	$40.67
Market value per share, at March 31, 2018†	$39.04	$46.96	$27.50	$27.53	$18.09	$41.55
Total Return, at net asset value^	(1.8)%	(90.9)%	16.1%	(15.8)%	3.8%	3.9%
Total Return, at market value^	(2.4)%	(90.8)%	17.3%	(15.3)%	3.6%	2.2%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.55%	0.97%	1.17%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.05%	(0.77)%	0.30%	0.07%	0.06%	0.37%

*	See Note 1 of these Notes to Financial Statements
**	Percentages are annualized.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.
^	Percentages are not annualized for the period ended March 31, 2018.
(1)	Amount represents less than 0.005.

For the Three Months Ended March 31, 2018 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78	$42.32	$45.67
Net investment income gain (loss)	0.03	(0.20)	(0.06)	(0.11)	(0.10)	0.00 (1)
Net realized and unrealized gain (loss)#	(2.75)	43.55	6.22	8.63	(11.42)	1.42
Change in net asset value from operations	(2.72)	43.35	6.16	8.52	(11.52)	1.42
Net asset value, at March 31, 2018	$30.83	$95.02	$63.48	$46.30	$30.80	$47.09
Market value per share, at December 31, 2017†	$33.85	$51.05	$57.45	$37.23	$42.88	$45.72
Market value per share, at March 31, 2018†	$31.09	$92.65	$63.49	$46.33	$30.77	$47.18
Total Return, at net asset value^	(8.1)%	83.9%	10.7%	22.6%	(27.2)%	3.1%
Total Return, at market value^	(8.2)%	81.5%	10.5%	24.4%	(28.2)%	3.2%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.95%	0.95%	1.14%	1.21%	1.02%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.36%	(1.20)%	(0.40)%	(1.06)%	(1.14)%	0.01%

*	See Note 1 of these Notes to Financial Statements
**	Percentages are annualized.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.
^	Percentages are not annualized for the period ended March 31, 2018.
(1)	Amount represents less than 0.005.

For the Three Months Ended March 31, 2018 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income gain (loss)	0.02	(0.06)	0.02	0.05	0.02	0.06
Net realized and unrealized gain (loss)#	(4.37)	3.46	(0.90)	(3.38)	2.20	(7.79)
Change in net asset value from operations	(4.35)	3.40	(0.88)	(3.33)	2.22	(7.73)
Net asset value, at March 31, 2018	$19.96	$42.88	$20.33	$67.14	$33.93	$67.20
Market value per share, at December 31, 2017†	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at March 31, 2018†	$19.95	$42.83	$20.32	$66.98	$33.54	$67.14
Total Return, at net asset value^	(17.9)%	8.6%	(4.1)%	(4.7)%	7.0%	(10.3)%
Total Return, at market value^	(18.8)%	8.0%	(4.2)%	(3.1)%	6.8%	(10.5)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.42%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.34%	(0.55)%	0.36%	0.31%	0.28%	0.33%

**	Percentages are annualized.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.
^	Percentages are not annualized for the period ended March 31, 2018.

For the Three Months Ended March 31, 2018 (unaudited)

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2017	$21.29	$23.34
Net investment income gain (loss)	0.00 (1)	(0.01)
Net realized and unrealized gain (loss)#	5.32	16.43
Change in net asset value from operations	5.32	16.42
Net asset value, at March 31, 2018	$26.61	$39.76
Market value per share, at December 31, 2017†	$21.15	$23.15
Market value per share, at March 31, 2018†	$26.45	$39.15
Total Return, at net asset value^	25.0%	70.4%
Total Return, at market value^	25.1%	69.1%
Ratios to Average Net Assets**
Expense ratio	1.02%	1.09%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	(0.07)%	(0.16)%

**	Percentages are annualized.
#

The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.
^	Percentages are not annualized for the period ended March 31, 2018.
(1)	Amount represents less than 0.005.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ in amount and possibly even direction from one-half the inverse (-0.5x), the inverse (-1x), two times the inverse (-2x), three times the inverse (-3x), one and one-half times (1.5x) the return, two times (2x) of the return or three times of the return (3x) of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short, UltraShort and UltraPro Short Funds), as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Compounding is the cumulative effect of applying investment gains and losses and income to the principal amount invested over time. Gains or losses experienced over a given period will increase or reduce the principal amount invested from which the subsequent period’s returns are calculated. The effects of compounding will likely cause the performance of a Geared Fund to differ from the Geared Fund’s stated multiple times the return of its benchmark for the same period. The effect of compounding becomes more pronounced as benchmark volatility and holding period increase. The impact of compounding will impact each shareholder differently depending on the period of time an investment in a Geared Fund is held and the volatility of the benchmark during the holding period of an investment in the Geared Fund. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective over time.

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

As noted, the CFTC rules may not apply to all of the swap agreements and forward contracts entered into by the Funds. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of “the Commodity Exchange Act (the “CEA”) in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor or the Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements.

Introduction

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2019, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

The Sponsor also serves as the Trust’s commodity pool operator. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under “the CEA”, and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2019 and 2018, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2019	Interest Income Three Months Ended March 31, 2018
ProShares Short Euro	$65,178	$19,567
ProShares Short VIX Short-Term Futures ETF	1,584,561	1,769,973
ProShares Ultra Bloomberg Crude Oil	2,140,385	1,425,965
ProShares Ultra Bloomberg Natural Gas	117,835	136,075
ProShares Ultra Euro	39,503	25,079
ProShares Ultra Gold	415,585	312,544
ProShares Ultra Silver	904,454	773,864
ProShares Ultra VIX Short-Term Futures ETF	1,418,106	666,743
ProShares Ultra Yen	27,009	4,154
ProShares UltraPro 3x Crude Oil ETF	615,343	2,545
ProShares UltraPro 3x Short Crude Oil ETF	71,505	4,204
ProShares UltraShort Australian Dollar	48,542	21,139
ProShares UltraShort Bloomberg Crude Oil	361,771	729,417
ProShares UltraShort Bloomberg Natural Gas	59,875	15,138
ProShares UltraShort Euro	774,618	617,984
ProShares UltraShort Gold	95,211	90,144
ProShares UltraShort Silver	70,114	58,592
ProShares UltraShort Yen	292,368	312,520
ProShares VIX Mid-Term Futures ETF	265,413	61,704
ProShares VIX Short-Term Futures ETF	852,206	276,528

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 2, 2019 the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2019.

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

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$8,619,686	$7,991,880
NAV end of period	$22,213,438	$7,850,562
Percentage change in NAV	157.7%	(1.8)%
Shares outstanding beginning of period	200,000	200,000
Shares outstanding end of period	500,000	200,000
Percentage change in shares outstanding	150.0%	—%
Shares created	300,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$43.10	$39.96
Per share NAV end of period	$44.43	$39.25
Percentage change in per share NAV	3.1%	(1.8)%
Percentage change in benchmark	(2.1)%	2.6%
Benchmark annualized volatility	6.3%	7.9%

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 200,000 outstanding Shares at December 31, 2018 to 500,000 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.1% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 1.8% for the three months ended March 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 2.1% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 2.6% for the three months ended March 31, 2018, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$37,625	$934
Management fee	26,985	18,350
Brokerage commission	568	283
Net realized gain (loss)	147,106	(379,586)
Change in net unrealized appreciation/depreciation	203,871	237,334
Net Income (loss)	$388,602	$(141,318)

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2019.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$344,596,263	$770,163,871
NAV end of period	$441,188,509	$693,246,689
Percentage change in NAV	28.0%	(10.0)%
Shares outstanding beginning of period	8,134,307	1,512,500
Shares outstanding end of period	8,434,307	14,950,000
Percentage change in shares outstanding	3.7%	888.4%
Shares created	300,000	17,475,000
Shares redeemed	—	4,037,500
Per share NAV beginning of period	$42.36	$509.20
Per share NAV end of period	$52.31	$46.37
Percentage change in per share NAV	23.5%	(90.9)%
Percentage change in benchmark	(37.4)%	71.2%
Benchmark annualized volatility	51.6%	215.0%

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 8,134,307 outstanding Shares at December 31, 2018 to 8,434,307 outstanding Shares at March 31, 2019. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one-half the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. The decrease in the Fund’s NAV was offset by an increase from 1,512,500 outstanding Shares at December 31, 2017 to 14,950,000 outstanding Shares at March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to one-half the inverse of the daily performance of its benchmark as of the close of business, February 27, 2018. The Fund’s per Share NAV increase of 23.5% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 90.9% for the three months ended March 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 37.4% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 71.2% for the three months ended March 31, 2018, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$45,436	$(1,750,599)
Management fee	952,127	2,156,096
Brokerage commission	188,424	1,337,687
Non-recurring fees and expenses	398,550	—
Net realized gain (loss)	59,105,354	(1,883,785,962)
Change in net unrealized appreciation/depreciation	22,571,460	(53,737,429)
Net Income (loss)	$81,722,250	$(1,939,273,990)

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of futures prices during the three months ended March 31, 2019.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$368,399,654	$524,445,526
NAV end of period	$425,287,296	$411,128,942
Percentage change in NAV	15.4%	(21.6)%
Shares outstanding beginning of period	28,211,317	22,161,317
Shares outstanding end of period	19,761,317	14,961,317
Percentage change in shares outstanding	(30.0)%	(32.5)%
Shares created	3,300,000	1,950,000
Shares redeemed	11,750,000	9,150,000
Per share NAV beginning of period	$13.06	$23.66
Per share NAV end of period	$21.52	$27.48
Percentage change in per share NAV	64.8%	16.1%
Percentage change in benchmark	30.2%	8.8%
Benchmark annualized volatility	26.5%	22.3%

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 28,211,317 outstanding Shares at

December 31, 2018 to 19,761,317 outstanding Shares at March 31, 2019. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 22,161,317 outstanding Shares at December 31, 2017 to 14,961,317 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 64.8% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 16.1% for the three months ended March 31, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s rise of 30.2% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 8.8% for the three months ended March 31, 2018, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$1,095,944	$334,994
Management fee	1,025,194	1,072,854
Brokerage commission	19,247	18,117
Net realized gain (loss)	76,523,404	112,517,885
Change in net unrealized appreciation/depreciation	143,399,033	(38,507,955)
Net Income (loss)	$221,018,381	$74,344,924

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended March 31, 2019.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$14,617,440	$63,268,950
NAV end of period	$20,900,095	$39,239,545
Percentage change in NAV	43.0%	(38.0)%
Shares outstanding beginning of period	578,150	1,938,434
Shares outstanding end of period	1,028,150	1,428,150
Percentage change in shares outstanding	77.8%	(26.3)%
Shares created	1,300,000	650,000
Shares redeemed	850,000	1,160,284
Per share NAV beginning of period	$25.28	$32.64
Per share NAV end of period	$20.33	$27.48
Percentage change in per share NAV	(19.6)%	(15.8)%
Percentage change in benchmark	(7.9)%	(6.9)%
Benchmark annualized volatility	42.4%	30.3%

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 578,150 outstanding Shares at December 31, 2018 to 1,028,150 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,938,434 outstanding Shares at December 31, 2017 to 1,428,150 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.6% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 15.8% for the three months ended March 31, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 7.9% for the three months ended March 31, 2019, as compared to the benchmark’s decline of 6.9% for the three months ended March 31, 2018, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$44,045	$7,455
Management fee	54,851	104,599
Brokerage commission	18,939	24,021
Net realized gain (loss)	(13,301,897)	1,134,792
Change in net unrealized appreciation/depreciation	10,344,998	(4,970,999)
Net Income (loss)	$(2,912,854)	$(3,828,752)

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a greater decrease in the value of Henry Hub Natural Gas, in conjunction with a significant decline in average shares outstanding, during the three months ended March 31, 2019.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$7,544,569	$9,591,516
NAV end of period	$7,857,207	$9,952,883
Percentage change in NAV	4.1%	3.8%
Shares outstanding beginning of period	500,000	550,000
Shares outstanding end of period	550,000	550,000
Percentage change in shares outstanding	10.0%	—%
Shares created	50,000	100,000
Shares redeemed	—	100,000
Per share NAV beginning of period	$15.09	$17.44
Per share NAV end of period	$14.29	$18.10
Percentage change in per share NAV	(5.3)%	3.8%
Percentage change in benchmark	(2.1)%	2.6%
Benchmark annualized volatility	6.3%	7.9%

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 500,000 outstanding Shares at December 31, 2018 to 550,000 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.3% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 3.8% for the three months ended March 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 2.1% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 2.6% for the three months ended March 31, 2018, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$20,829	$1,487
Management fee	18,674	23,592
Net realized gain (loss)	(227,273)	800,513
Change in net unrealized appreciation/depreciation	(225,485)	(481,984)
Net Income (loss)	$(431,929)	$320,016

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2019.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$83,523,294	$93,708,748
NAV end of period	$72,777,302	$95,302,043
Percentage change in NAV	(12.9)%	1.7%
Shares outstanding beginning of period	2,250,000	2,350,000
Shares outstanding end of period	1,950,000	2,300,000
Percentage change in shares outstanding	(13.3)%	(2.1)%
Shares created	50,000	200,000
Shares redeemed	350,000	250,000
Per share NAV beginning of period	$37.12	$39.88
Per share NAV end of period	$37.32	$41.44
Percentage change in per share NAV	0.5%	3.9%
Percentage change in benchmark	0.9%	2.5%
Benchmark annualized volatility	10.0%	9.5%

On December 20, 2018, the Trust announced that the ProShares Ultra Gold ETF would change its benchmark. The ProShares Ultra Gold ETF struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares Ultra Gold ETF is the Bloomberg Gold Subindex (ticker: BCOMGC). Prior to January 7, 2019, the benchmark for the ProShares Ultra Gold ETF was the U.S. dollar p.m. LBMA Gold Price.

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,250,000 outstanding Shares at December 31, 2018 to 1,950,000 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended March 31, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The increase in the Fund’s NAV was offset by a decrease from 2,350,000 outstanding Shares at December 31, 2017 to 2,300,000 outstanding Shares at March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.5% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 3.9% for the three months ended March 31, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The new benchmark’s rise of 0.9% for the three months ended March 31, 2019, as compared to the former LBMA Gold Price benchmark’s rise of 2.5% for the three months ended March 31, 2018, can be attributed to a lesser increase in the value of gold futures contracts during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$212,786	$87,511
Management fee	201,578	225,014
Brokerage commission	1,221	19
Net realized gain (loss)	4,092,585	8,655,103
Change in net unrealized appreciation/depreciation	(3,812,759)	(5,007,487)
Net Income (loss)	$492,612	$3,735,127

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a lesser increase in the value of futures prices during the three months ended March 31, 2019.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$201,824,376	$258,244,696
NAV end of period	$171,571,571	$221,863,281
Percentage change in NAV	(15.0)%	(14.1)%
Shares outstanding beginning of period	7,646,526	7,696,526
Shares outstanding end of period	6,996,526	7,196,526
Percentage change in shares outstanding	(8.5)%	(6.5)%
Shares created	400,000	100,000
Shares redeemed	1,050,000	600,000
Per share NAV beginning of period	$26.39	$33.55
Per share NAV end of period	$24.52	$30.83
Percentage change in per share NAV	(7.1)%	(8.1)%
Percentage change in benchmark	(2.8)%	(3.5)%
Benchmark annualized volatility	15.2%	12.4%

On December 20, 2018, the Trust announced that the ProShares Ultra Silver ETF would change its benchmark. The ProShares Ultra Silver ETF struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares Ultra Silver ETF is the Bloomberg Silver Subindex (ticker:BCOMSI). Prior to January 7, 2019, the benchmark for the ProShares Ultra Silver ETF was the London Silver Price.

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,646,526 outstanding Shares at December 31, 2018 to 6,996,526 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,696,526 outstanding Shares at December 31, 2017 to 7,196,526 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.1% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 8.1% for the three months ended March 31, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The new benchmark’s decline of 2.8% for the three months ended March 31, 2019, as compared to the former London Silver Price benchmark’s decline of 3.5% for the three months ended March 31, 2018, can be attributed to a lesser decrease in the value of silver futures contracts during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$445,559	$214,408
Management fee	454,275	559,446
Brokerage commission	4,617	10
Net realized gain (loss)	13,301,922	12,801,371
Change in net unrealized appreciation/depreciation	(26,890,326)	(31,817,050)
Net Income (loss)	$(13,142,845)	$(18,801,271)

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to lesser decrease in the value of futures prices during the three months ended March 31, 2019.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$214,304,871	$394,035,141
NAV end of period	$547,243,246	$323,581,300
Percentage change in NAV	155.4%	(17.9)%
Shares outstanding beginning of period	2,630,912	7,625,448
Shares outstanding end of period	14,030,912	3,405,448
Percentage change in shares outstanding	433.3%	(55.3)%
Shares created	15,150,000	9,570,000
Shares redeemed	3,750,000	13,790,000
Per share NAV beginning of period	$81.46	$51.67
Per share NAV end of period	$39.00	$95.02
Percentage change in per share NAV	(52.1)%	83.9%
Percentage change in benchmark	(37.4)%	71.2%
Benchmark annualized volatility	51.6%	215.0%

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 2,630,912 outstanding Shares at December 31, 2018 to 14,030,912 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 1.5x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 7,625,448 outstanding Shares at December 31, 2017 to 3,405,448 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and 1.5x the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark prior to close of business on February 27, 2018, and 1.5x the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 52.1% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 83.9% for the three months ended March 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 37.4% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 71.2% for the three months ended March 31, 2018, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$(150,629)	$(1,067,496)
Management fee	965,532	842,811
Brokerage commission	575,631	891,428
Non-recurring fees and expenses	27,508	—
Net realized gain (loss)	(195,223,341)	416,600,171
Change in net unrealized appreciation/depreciation	(39,057,983)	67,476,383
Net Income (loss)	$(234,431,953)	$483,009,058

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of futures prices during the three months ended March 31, 2019.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$5,751,716	$2,864,269
NAV end of period	$5,563,510	$3,172,131
Percentage change in NAV	(3.3)%	10.7%
Shares outstanding beginning of period	99,970	49,970
Shares outstanding end of period	99,970	49,970
Percentage change in shares outstanding	—%	—%
Shares created	50,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$57.53	$57.32
Per share NAV end of period	$55.65	$63.48
Percentage change in per share NAV	(3.3)%	10.7%
Percentage change in benchmark	(1.1)%	5.9%
Benchmark annualized volatility	6.2%	8.0%

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2018 to March 31, 2019. By comparison, during the three months ended March 31, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.3% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 10.7% for the three months ended March 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 1.1% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 5.9% for the three months ended March 31, 2018, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$14,571	$(3,069)
Management fee	12,438	7,223
Net realized gain (loss)	(77,307)	322,550
Change in net unrealized appreciation/depreciation	(112,597)	(11,619)
Net Income (loss)	$(175,333)	$307,862

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2019.

ProShares UltraPro 3x Crude Oil ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$87,667,042	$11,335,483
NAV end of period	$128,015,075	$16,203,957
Percentage change in NAV	46.0%	42.9%
Shares outstanding beginning of period	6,700,000	300,008
Shares outstanding end of period	4,750,000	350,008
Percentage change in shares outstanding	(29.1)%	16.7%
Shares created	800,000	200,000
Shares redeemed	2,750,000	150,000
Per share NAV beginning of period	$13.08	$37.78
Per share NAV end of period	$26.95	$46.30
Percentage change in per share NAV	106.0%	22.6%
Percentage change in benchmark	30.2%	8.8%
Benchmark annualized volatility	26.5%	22.3%

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 6,700,000 outstanding Shares at December 31, 2018 to 4,750,000 outstanding Shares at March 31, 2019. By comparison, during the three months ended March 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 300,008 outstanding Shares at December 31, 2017 to 350,008 outstanding Shares at March 31, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 106.0% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 22.6% for the three months ended March 31, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s rise of 30.2% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 8.8% for the three months ended March 31, 2018, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$252,849	$(31,115)
Management fee	295,626	2,095
Brokerage commission	66,868	5,676
Offering costs	—	52,846
Limitation by Sponsor	—	(26,957)
Net realized gain (loss)	22,272,869	1,620,825
Change in net unrealized appreciation/depreciation	64,156,808	1,585,957
Net Income (loss)	$86,682,526	$3,175,667

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended March 31, 2019.

ProShares UltraPro 3x Short Crude Oil ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$18,665,099	$21,161,176
NAV end of period	$17,007,260	$26,950,309
Percentage change in NAV	(8.9)%	27.4%
Shares outstanding beginning of period	374,906	500,002
Shares outstanding end of period	824,906	874,908
Percentage change in shares outstanding	120.0%	75.0%
Shares created	750,000	687,500
Shares redeemed	300,000	312,594
Per share NAV beginning of period	$49.79	$42.32
Per share NAV end of period	$20.62	$30.80
Percentage change in per share NAV	(58.6)%	(27.2)%
Percentage change in benchmark	30.2%	8.8%
Benchmark annualized volatility	26.5%	22.3%

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 374,906 outstanding Shares at December 31, 2018 to 824,906 outstanding Shares at March 31, 2019. By comparison, during the three months ended March 31, 2018, the increase in the Fund’s NAV resulted from an increase from 500,002 outstanding Shares at December 31, 2017 to 874,908 outstanding Shares at March 31, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 58.6% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 27.2% for the three months ended March 31, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s rise of 30.2% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 8.8% for the three months ended March 31, 2018, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$24,014	$(67,214)
Management fee	34,303	3,537
Brokerage commission	13,188	15,260
Offering costs	—	52,797
Limitation by Sponsor	—	(176)
Net realized gain (loss)	(2,268,796)	(4,675,967)
Change in net unrealized appreciation/depreciation	(9,496,554)	(746,983)
Net Income (loss)	$(11,741,336)	$(5,490,164)

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended March 31, 2019.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$11,060,333	$13,702,102
NAV end of period	$8,162,647	$7,063,496
Percentage change in NAV	(26.2)%	(48.4)%
Shares outstanding beginning of period	200,000	300,000
Shares outstanding end of period	150,000	150,000
Percentage change in shares outstanding	(25.0)%	(50.0)%
Shares created	—	—
Shares redeemed	50,000	150,000
Per share NAV beginning of period	$55.30	$45.67
Per share NAV end of period	$54.42	$47.09
Percentage change in per share NAV	(1.6)%	3.1%
Percentage change in benchmark	0.8%	(1.6)%
Benchmark annualized volatility	8.6%	8.7%

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 150,000 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 300,000 outstanding Shares at December 31, 2017 to 150,000 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.6% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 3.1% for the three months ended March 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s rise of 0.8% for the three months ended March 31, 2019, as compared to the benchmark’s decline of 1.6% for the three months ended March 31, 2018, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$25,789	$135
Management fee	21,080	19,484
Brokerage commission	1,673	1,520
Net realized gain (loss)	262,745	(1,120,237)
Change in net unrealized appreciation/depreciation	(577,204)	1,192,129
Net Income (loss)	$(288,670)	$72,027

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to an increase in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2019.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$114,377,311	$225,843,284
NAV end of period	$75,826,687	$200,375,649
Percentage change in NAV	(33.7)%	(11.3)%
Shares outstanding beginning of period	3,839,884	9,289,884
Shares outstanding end of period	4,489,884	10,039,884
Percentage change in shares outstanding	16.9%	8.1%
Shares created	3,400,000	4,200,000
Shares redeemed	2,750,000	3,450,000
Per share NAV beginning of period	$29.79	$24.31
Per share NAV end of period	$16.89	$19.96
Percentage change in per share NAV	(43.3)%	(17.9)%
Percentage change in benchmark	30.2%	8.8%
Benchmark annualized volatility	26.5%	22.3%

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 3,839,884 outstanding Shares at December 31, 2018 to 4,489,884 outstanding Shares at March 31, 2019. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 9,289,884 outstanding Shares at December 31, 2017 to 10,039,884 outstanding Shares at March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 43.3% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 17.9% for the three months ended March 31, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s rise of 30.2% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 8.8% for the three months ended March 31, 2018, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$185,815	$189,482
Management fee	166,326	527,954
Brokerage commission	9,630	11,981
Net realized gain (loss)	(9,155,159)	(48,096,337)
Change in net unrealized appreciation/depreciation	(32,918,234)	15,307,293
Net Income (loss)	$(41,887,578)	$(32,599,562)

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended March 31, 2019.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$17,825,441	$6,902,743
NAV end of period	$13,019,491	$5,352,309
Percentage change in NAV	(27.0)%	(22.5)%
Shares outstanding beginning of period	824,832	174,832
Shares outstanding end of period	574,832	124,832
Percentage change in shares outstanding	(30.3)%	(28.6)%
Shares created	250,000	250,000
Shares redeemed	500,000	300,000
Per share NAV beginning of period	$21.61	$39.48
Per share NAV end of period	$22.65	$42.88
Percentage change in per share NAV	4.8%	8.6%
Percentage change in benchmark	(7.9)%	(6.9)%
Benchmark annualized volatility	42.4%	30.3%

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 824,832 outstanding Shares at December 31, 2018 to 574,832 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 174,832 outstanding Shares at December 31, 2017 to 124,832 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.8% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 8.6% for the three months ended March 31, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 7.9% for the three months ended March 31, 2019, as compared to the benchmark’s decline of 6.9% for the three months ended March 31, 2018, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$19,484	$(9,587)
Management fee	28,691	16,545
Brokerage commission	11,700	8,180
Net realized gain (loss)	11,319,325	746,971
Change in net unrealized appreciation/depreciation	(10,316,611)	931,920
Net Income (loss)	$1,022,198	$1,669,304

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a greater decrease in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the three months ended March 31, 2019.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$154,120,159	$202,548,197
NAV end of period	$151,445,608	$188,023,376
Percentage change in NAV	(1.7)%	(7.2)%
Shares outstanding beginning of period	6,350,000	9,550,000
Shares outstanding end of period	5,900,000	9,250,000
Percentage change in shares outstanding	(7.1)%	(3.1)%
Shares created	250,000	500,000
Shares redeemed	700,000	800,000
Per share NAV beginning of period	$24.27	$21.21
Per share NAV end of period	$25.67	$20.33
Percentage change in per share NAV	5.8%	(4.1)%
Percentage change in benchmark	(2.1)%	2.6%
Benchmark annualized volatility	6.3%	7.9%

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,350,000 outstanding Shares at December 31, 2018 to 5,900,000 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,550,000 outstanding Shares at December 31, 2017 to 9,250,000 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.8% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 4.1% for the three months ended March 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 2.1% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 2.6% for the three months ended March 31, 2018, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$434,473	$168,129
Management fee	340,145	449,855
Net realized gain (loss)	3,329,242	(18,923,423)
Change in net unrealized appreciation/depreciation	4,424,813	10,106,948
Net Income (loss)	$8,188,528	$(8,648,346)

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2019.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$18,098,997	$31,497,410
NAV end of period	$21,506,707	$30,009,467
Percentage change in NAV	18.8%	(4.7)%
Shares outstanding beginning of period	246,978	446,978
Shares outstanding end of period	296,977	446,978
Percentage change in shares outstanding	20.2%	—%
Shares created	100,000	200,000
Shares redeemed	50,000	200,000
Per share NAV beginning of period	$73.28	$70.47
Per share NAV end of period	$72.42	$67.14
Percentage change in per share NAV	(1.2)%	(4.7)%
Percentage change in benchmark	0.9%	2.5%
Benchmark annualized volatility	10.0%	9.5%

On December 20, 2018, the Trust announced that the ProShares UltraShort Gold ETF would change its benchmark. The ProShares UltraShort Gold ETF struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares UltraShort Gold ETF is the Bloomberg Gold Subindex (ticker: BCOMGC). Prior to January 7, 2019, the benchmark for the ProShares UltraShort Gold ETF was the U.S. dollar p.m. LBMA Gold Price.

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 246,978 outstanding Shares at December 31, 2018 to 296,977 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.2% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 4.7% for the three months ended March 31, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The new benchmark’s rise of 0.9% for the three months ended March 31, 2019, as compared to the former LBMA Gold Price benchmark’s rise of 2.5% for the three months ended March 31, 2018, can be attributed to a lesser increase in the value of gold futures contracts during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$47,471	$22,378
Management fee	46,962	67,746
Brokerage commission	778	20
Net realized gain (loss)	(1,168,904)	(3,269,747)
Change in net unrealized appreciation/depreciation	878,026	1,908,108
Net Income (loss)	$(243,407)	$(1,339,261)

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a lesser increase in the value of the futures prices during the three months ended March 31, 2019.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$11,768,863	$14,806,259
NAV end of period	$20,253,916	$20,934,105
Percentage change in NAV	72.1%	41.4%
Shares outstanding beginning of period	316,976	466,976
Shares outstanding end of period	516,976	616,976
Percentage change in shares outstanding	63.1%	32.1%
Shares created	300,000	450,000
Shares redeemed	100,000	300,000
Per share NAV beginning of period	$37.13	$31.71
Per share NAV end of period	$39.18	$33.93
Percentage change in per share NAV	5.5%	7.0%
Percentage change in benchmark	(2.8)%	(3.5)%
Benchmark annualized volatility	15.2%	12.4%

On December 20, 2018, the Trust announced that the ProShares UltraShort Silver ETF would change its benchmark. The ProShares UltraShort Silver ETF struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares UltraShort Silver ETF is the Bloomberg Silver Subindex (ticker: BCOMSI). Prior to January 7, 2019, the benchmark for the ProShares UltraShort Silver ETF was the London Silver Price.

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 316,976 outstanding Shares at December 31, 2018 to 516,976 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended March 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 466,976 outstanding Shares at December 31, 2017 to 616,976 outstanding Shares at March 31, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.5% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 7.0% for the three months ended March 31, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The new benchmark’s decline of 2.8% for the three months ended March 31, 2019, as compared to the former London Silver Price benchmark’s decline of 3.5% for the three months ended March 31, 2018, can be attributed to a lesser decrease in the value of the silver futures contracts during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$31,554	$13,187
Management fee	37,211	45,395
Brokerage commission	1,349	10
Net realized gain (loss)	(1,390,142)	(1,598,873)
Change in net unrealized appreciation/depreciation	2,135,467	2,706,050
Net Income (loss)	$776,879	$1,120,364

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a lesser decrease in the value of futures prices during the three months ended March 31, 2019.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$55,363,675	$131,077,453
NAV end of period	$49,650,541	$87,308,862
Percentage change in NAV	(10.3)%	(33.4)%
Shares outstanding beginning of period	749,290	1,749,290
Shares outstanding end of period	649,290	1,299,290
Percentage change in shares outstanding	(13.3)%	(25.7)%
Shares created	400,000	50,000
Shares redeemed	500,000	500,000
Per share NAV beginning of period	$73.89	$74.93
Per share NAV end of period	$76.47	$67.20
Percentage change in per share NAV	3.5%	(10.3)%
Percentage change in benchmark	(1.1)%	5.9%
Benchmark annualized volatility	6.2%	8.0%

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 749,290 outstanding Shares at December 31, 2018 to 649,290 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,749,290 outstanding Shares at December 31, 2017 to 1,299,290 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.5% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV decrease of 10.3% for the three months ended March 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 1.1% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 5.9% for the three months ended March 31, 2018, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$167,574	$81,401
Management fee	124,794	231,119
Net realized gain (loss)	(343,480)	(11,252,400)
Change in net unrealized appreciation/depreciation	2,433,680	(403,844)
Net Income (loss)	$2,257,774	$(11,574,843)

The Fund’s net income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2019.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$56,299,121	$26,347,948
NAV end of period	$51,126,469	$24,945,408
Percentage change in NAV	(9.2)%	(5.3)%
Shares outstanding beginning of period	2,112,403	1,237,403
Shares outstanding end of period	2,362,403	937,403
Percentage change in shares outstanding	11.8%	(24.2)%
Shares created	500,000	550,000
Shares redeemed	250,000	850,000
Per share NAV beginning of period	$26.65	$21.29
Per share NAV end of period	$21.64	$26.61
Percentage change in per share NAV	(18.8)%	25.0%
Percentage change in benchmark	(18.5)%	25.5%
Benchmark annualized volatility	22.3%	64.8%

During the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,112,403 outstanding Shares at December 31, 2018 to 2,362,403 outstanding Shares at March 31, 2019. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,237,403 outstanding Shares at December 31, 2017 to 937,403 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.8% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 25.0% for the three months ended March 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 18.5% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 25.5% for the three months ended March 31, 2018, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$149,266	$(4,487)
Management fee	105,811	54,959
Brokerage commission	10,336	11,232
Net realized gain (loss)	(4,202,020)	3,720,436
Change in net unrealized appreciation/depreciation	(6,426,449)	4,916,467
Net Income (loss)	$(10,479,203)	$8,632,416

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of the futures prices during the three months ended March 31, 2019.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV beginning of period	$149,547,115	$137,741,560
NAV end of period	$203,503,203	$112,385,324
Percentage change in NAV	36.1%	(18.4)%
Shares outstanding beginning of period	3,876,317	5,901,317
Shares outstanding end of period	8,451,317	2,826,317
Percentage change in shares outstanding	118.0%	(52.1)%
Shares created	6,225,000	1,875,000
Shares redeemed	1,650,000	4,950,000
Per share NAV beginning of period	$38.58	$23.34
Per share NAV end of period	$24.08	$39.76
Percentage change in per share NAV	(37.6)%	70.4%
Percentage change in benchmark	(37.4)%	71.2%
Benchmark annualized volatility	51.6%	215.0%

During the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,876,317 outstanding Shares at December 31, 2018 to 8,451,317 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2018, the decrease in the Fund’s NAV resulted from a decrease from 5,901,317 outstanding Shares at December 31, 2017 to 2,826,317 outstanding Shares at March 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.6% for the three months ended March 31, 2019, as compared to the Fund’s per Share NAV increase of 70.4% for the three months ended March 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2019.

The benchmark’s decline of 37.4% for the three months ended March 31, 2019, as compared to the benchmark’s rise of 71.2% for the three months ended March 31, 2018, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended March 31, 2019.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income (loss)	$476,702	$(47,426)
Management fee	361,703	252,387
Brokerage commission	12,435	71,299
Net realized gain (loss)	(54,906,584)	77,274,987
Change in net unrealized appreciation/depreciation	(21,284,231)	14,019,881
Net Income (loss)	$(75,714,113)	$91,247,442

The Fund’s net income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in the value of the futures prices during the three months ended March 31, 2019.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of March 31, 2019 and 2018, each of the Fund’s positions were as follows:

ProShares Short Euro:

As of March 31, 2019 and 2018, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2019	157	$1.13	125,000	$(22,153,683)

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2018	51	$1.2359	125,000	$(7,878,544)

The March 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2019 and 2018, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2019	8,058	$15.23	1,000	$(122,683,050)
VIX Futures (CBOE)	Short	May 2019	6,033	16.33	1,000	(98,488,725)

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2018	11,205	$19.78	1,000	$(221,578,875)
VIX Futures (CBOE)	Short	May 2018	6,525	19.23	1,000	(125,443,125)

The March 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of March 31, 2019 and 2018, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2019	1,603	$60.14	1,000	$96,404,420

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank,N.A.	Long	$88.8419	$210,716,477
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	88.8419	159,549,712
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	88.8419	159,265,812
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	88.8419	63,215,803
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	88.8419	161,395,641

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2018	2,391	$64.94	1,000	$155,271,540

Swap Agreements as of March 31, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$95.4541	$200,208,114
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	95.4541	192,610,038
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	95.4541	86,577,855
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	95.4541	187,785,873

The March 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2019 and 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of March 31, 2019 and 2018, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2019	1,570	$2.66	10,000	$41,793,400

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2018	2,872	$2.73	10,000	$78,491,760

The March 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of March 31, 2019 and 2018, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/19	7,006,725	1.1331	$7,939,530
Euro	UBS AG	Long	04/05/19	7,466,800	1.1343	8,469,715
Euro	Goldman Sachs International	Short	04/05/19	(151,500)	1.1286	(170,982)
Euro	UBS AG	Short	04/05/19	(307,000)	1.1250	(345,365)

Foreign Currency Forward Contracts as of March 31, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/06/18	8,112,625	1.2306	$9,983,565
Euro	UBS AG	Long	04/06/18	8,724,400	1.2306	10,736,428
Euro	Goldman Sachs International	Short	04/06/18	(416,900)	1.2306	(513,046)
Euro	UBS AG	Short	04/06/18	(240,900)	1.2306	(296,457)

The March 31, 2019 and 2018 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Gold:

As of March 31, 2019 and 2018, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts, Gold forward agreements, and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2019	124	$1,298.50	100	$16,101,400

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$151.6031	$39,789,890
Bloomberg Gold Subindex	Goldman Sachs International	Long	151.6031	48,810,185
Bloomberg Gold Subindex	UBS AG	Long	151.6031	40,913,975

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2018	2	$1,327.30	100	$265,460

Forward Agreements as of March 31, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,324.74	$72,198,330
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,324.68	54,205,906
0.995 Fine Troy Ounce Gold	Societe Generale	Long	1,324.71	17,221,230
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,324.62	46,759,086

The March 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2019 and 2018 forward and swap notional values equal units multiplied by the forward or swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 31, 2019 and 2018, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts, Silver forward agreements, and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2019	254	$15.11	5,000	$19,189,700

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$147.4418	$110,150,652
Bloomberg Silver Subindex	Goldman Sachs International	Long	147.4418	102,094,328
Bloomberg Silver Subindex	UBS AG	Long	147.4418	111,622,760

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2018	2	$16.27	5,000	$162,680

Forward Agreements as of March 31, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$16.2800	$142,873,824
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.2800	124,520,560
0.999 Fine Troy Ounce Silver	Societe Generale	Long	16.2800	53,499,972
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.2800	122,665,206

The March 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2019 and 2018 forward and swap notional values equal units multiplied by the forward or swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2019 and 2018, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreement linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2019	28,212	$15.23	1,000	$429,527,700
VIX Futures (CBOE)	Long	May 2019	21,160	16.33	1,000	345,437,000

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$29.3012	$45,163,849

Futures Positions as of March 31, 2018
Long or Contract	Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2018	10,838	$19.78	1,000	$214,321,450
VIX Futures (CBOE)	Long	May 2018	6,322	19.23	1,000	121,540,450

Swap Agreements as of March 31, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures	Deutsche Bank AG.	Long	$71.1400	$23,853,609
iPath S&P 500 VIX Short-Term Futures	Goldman Sachs International	Long	48.0706	125,126,211

The March 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2019 and 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of March 31, 2019 and 2018, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/19	331,570,400	0.008972	$2,974,942
Yen	UBS AG	Long	04/05/19	919,075,800	0.008974	8,247,490
Yen	Goldman Sachs International	Short	04/05/19	(6,849,300)	0.008965	(61,407)
Yen	UBS AG	Short	04/05/19	(10,542,900)	0.009039	(95,302)

Foreign Currency Forward Contracts as of March 31, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/06/18	354,324,700	0.009400	$3,330,780
Yen	UBS AG	Long	04/06/18	344,160,500	0.009400	3,235,234
Yen	Goldman Sachs International	Short	04/06/18	(20,860,500)	0.009400	(196,096)
Yen	UBS AG	Short	04/06/18	(2,809,900)	0.009400	(26,414)

The March 31, 2019 and 2018 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraPro 3x Crude Oil ETF

As of March 31, 2019 and 2018, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2019	6,386	$60.14	1,000	$384,054,040

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2018	749	$64.94	1,000	$48,640,060

The March 31, 2019 and 2018 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares UltraPro 3x Short Crude Oil ETF

As of March 31, 2019 and 2018, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil SubindexSM. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2019	848	$60.14	1,000	$(50,998,720)

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2018	1,245	$64.94	1,000	$(80,850,300)

The March 31, 2019 and 2018 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of March 31, 2019 and 2018, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2019	230	$71.11	1,000	$(16,350,700)

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2018	184	$76.76	1,000	$(14,123,840)

The March 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Crude Oil:

As of March 31, 2019 and 2018, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2019	724	$60.14	1,000	$(43,541,360)

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$88.8419	$(35,382,635)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	88.8419	(25,233,443)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	88.8419	(12,199,190)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	88.8419	(9,056,577)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	88.8419	(26,259,871)

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2018	1,263	$64.94	1,000	$(82,019,220)

Swap Agreements as of March 31, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$95.4541	$(100,134,158)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	95.4541	(92,256,796)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	95.4541	(31,907,759)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	95.4541	(88,373,131)

The March 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. March 31, 2019 and 2018 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of March 31, 2019 and 2018, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2019	978	$2.66	10,000	$(26,034,360)

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2018	392	$2.73	10,000	$(10,713,360)

The March 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of March 31, 2019 and 2018, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	04/05/19	15,539,500	1.1359	$17,651,954
Euro	Goldman Sachs International	Short	04/05/19	(137,164,125)	1.1328	(155,384,230)
Euro	UBS AG	Short	04/05/19	(147,662,400)	1.1333	(167,351,047)

Foreign Currency Forward Contracts as of March 31, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/06/18	20,692,400	1.2306	$25,464,498
Euro	UBS AG	Long	04/06/18	8,138,700	1.2306	10,015,654
Euro	Goldman Sachs International	Short	04/06/18	(160,609,525)	1.2306	(197,649,422)
Euro	UBS AG	Short	04/06/18	(173,574,200)	1.2306	(213,604,021)

The March 31, 2019 and 2018 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of March 31, 2019 and 2018, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts, Gold forward agreements, and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2019	52	$1,298.50	100	$(6,752,200)

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$151.6031	$(12,577,645)
Bloomberg Gold Subindex	Goldman Sachs International	Short	151.6031	(10,781,376)
Bloomberg Gold Subindex	UBS AG	Short	151.6031	(12,927,675)

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2018	2	$1,327.30	100	$(265,460)

Forward Agreements as of March 31, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A	Short	$1,324.74	$(21,328,314)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,324.68	(17,483,127)
0.995 Fine Troy Ounce Gold	Societe Generale	Short	1,324.71	(6,358,608)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,324.62	(14,637,051)

The March 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2019 and 2018 short forward and swap notional values equal units multiplied by the forward or swap price. These short notional values will increase (decrease) proportionally with decreases (increases)

in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 31, 2019 and 2018, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts, Silver forward agreements, and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2019	152	$15.11	5,000	$(11,483,600)

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$147.4418	$(15,412,788)
Bloomberg Silver Subindex	Goldman Sachs International	Short	147.4418	(6,552,316)
Bloomberg Silver Subindex	UBS AG	Short	147.4418	(7,024,143)

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2018	2	$16.27	5,000	$(162,680)

Forward Agreements as of March 31, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$16.2800	$(17,382,710)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.2800	(10,140,774)
0.999 Fine Troy Ounce Silver	Societe Generale	Short	16.2800	(2,541,412)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.2800	(11,647,493)

The March 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2019 and 2018 short forward and swap notional values equal units multiplied by the forward or swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of March 31, 2019 and 2018, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/19	267,445,500	0.009104	$2,434,696
Yen	UBS AG	Long	04/05/19	1,377,801,600	0.009029	12,439,969
Yen	Goldman Sachs International	Short	04/05/19	(5,970,616,200)	0.008969	(53,551,523)
Yen	UBS AG	Short	04/05/19	(6,667,953,100)	0.008976	(59,848,902)

Foreign Currency Forward Contracts as of March 31, 2018
	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/06/18	1,468,052,600	0.009400	$13,800,227
Yen	UBS AG	Long	04/06/18	85,158,000	0.009400	800,516
Yen	Goldman Sachs International	Short	04/06/18	(10,732,727,200)	0.009400	(100,891,531)
Yen	UBS AG	Short	04/06/18	(9,404,092,000)	0.009400	(88,401,878)

The March 31, 2019 and 2018 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares VIX Mid-Term Futures ETF

As of March 31, 2019 and 2018, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2019	570	$16.93	1,000	$9,647,250
VIX Futures (CBOE)	Long	August 2019	997	17.03	1,000	16,973,925
VIX Futures (CBOE)	Long	September 2019	997	17.18	1,000	17,123,475
VIX Futures (CBOE)	Long	October 2019	427	17.25	1,000	7,365,750

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2018	276	$19.00	1,000	$5,244,000
VIX Futures (CBOE)	Long	August 2018	438	18.88	1,000	8,267,250
VIX Futures (CBOE)	Long	September 2018	438	19.03	1,000	8,332,950
VIX Futures (CBOE)	Long	October 2018	161	19.30	1,000	3,107,300

The March 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of March 31, 2019 and 2018, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2019	7,408	$15.23	1,000	$112,786,800
VIX Futures (CBOE)	Long	May 2019	5,556	16.33	1,000	90,701,700

Futures Positions as of March 31, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2018	3,627	$19.78	1,000	$71,723,925
VIX Futures (CBOE)	Long	May 2018	2,115	19.23	1,000	40,660,875

The March 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described in Item 7 in the Annual Report on Form 10-K/A, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, of its corresponding benchmark. Each Short Fund seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) or the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to one and one half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each UltraPro Short Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of daily performance of its corresponding benchmark. Each UltraPro Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by negative three, negative two, negative one, negative one-half, one, one and one-half, two or three. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for additional information regarding performance for periods longer than a single day.

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

As described in Item 7 in the Annual Report on Form 10-K/A, trading in certain futures contracts or forward agreements involves each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contracts or forward agreements into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it is required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

Commodity Price Sensitivity

As further described in “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund.

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

Exchange Rate Sensitivity

As further described in “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of a Short Fund or an UltraShort Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund.

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

Equity Market Volatility Sensitivity

As further described in “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A, the value of the Shares of each VIX Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund. The impact of changes in the price of these assets will affect investors differently depending upon the Fund in which investors invest.

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-0.5x, -1x, -2x, -3x, 1.5x, 2x, 3x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described in Item 7 of the Annual Report on Form 10-K/A, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2018, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Sponsor and the Trust are named as defendants in the following purported class action lawsuits filed in the United States District Court for the Southern District of New York on the following dates: (i) on January 29, 2019 and captioned Ford v. ProShares Trust II et al.; (ii) on February 27, 2019 and captioned Bittner v. ProShares Trust II, et al.; and (iii) on March 1, 2019 and captioned Mareno v. ProShares Trust II, et al. The allegations in the complaints are substantially the same, namely that the defendants violated Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the actions, along with a number of others. On April 29, 2019, the Court entered an order consolidating the three suits into a single action captioned In re ProShares Trust II Securities Litigation, and requiring that the lead plaintiff file an amended consolidated complaint by June 21, 2019. Counsel for the Trust believes the complaints are without merit and that the lawsuits will not adversely impact the operation of the Trust, ProShares Short VIX Short-Term Futures ETF, or any of its other Funds. The Trust and the Sponsor intend to vigorously defend against these lawsuits. The Trust and the Sponsor cannot predict the outcome of these lawsuits. Accordingly, no loss contingency has been recorded in the Statement of Financial Condition and the amount of loss, if any, cannot be reasonably estimated at this time. ProShares Short VIX Short-Term Futures ETF may incur expenses in defending against such lawsuits.

Item 1A. Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2018, filed on March 25, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

Title of Securities Registered	Amount Registered As of March 31, 2019	Shares Sold For the Three Months Ended March 31, 2019	Sale Price of Shares Sold For the Three Months Ended March 31, 2019
ProShares Short Euro
Common Units of Beneficial Interest	$153,418,934	300,000	$13,205,150
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$4,190,504,596	300,000	$14,869,996
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$5,678,328,106	3,300,000	$56,961,229
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$506,239,987	1,300,000	$31,814,525
ProShares Ultra Euro
Common Units of Beneficial Interest	$90,976,566	50,000	$744,567
ProShares Ultra Gold
Common Units of Beneficial Interest	$246,598,845	50,000	$1,888,747
ProShares Ultra Silver
Common Units of Beneficial Interest	$1,202,878,714	400,000	$10,636,282
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$6,913,084,508	15,150,000	$728,577,548
ProShares Ultra Yen
Common Units of Beneficial Interest	$132,956,903	50,000	$2,922,854
ProShares UltraPro 3x Crude Oil ETF
Common Units of Beneficial Interest	$2,029,485,301	800,000	$16,301,816
ProShares UltraPro 3x Short Crude Oil ETF
Common Units of Beneficial Interest	$912,669,350	750,000	$18,656,682
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$162,940,781	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$2,165,329,020	3,400,000	$66,476,301
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$665,645,139	250,000	$4,113,610
ProShares UltraShort Euro
Common Units of Beneficial Interest	$1,863,573,310	250,000	$6,305,432
ProShares UltraShort Gold
Common Units of Beneficial Interest	$197,613,808	100,000	$7,236,873
ProShares UltraShort Silver
Common Units of Beneficial Interest	$887,571,447	300,000	$11,229,394
ProShares UltraShort Yen
Common Units of Beneficial Interest	$906,315,192	400,000	$30,543,496
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$472,484,450	500,000	$11,369,035
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,721,389,887	6,225,000	$174,135,151

Total Trust:		33,875,000	$1,207,988,688

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
Date: May 10, 2019

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: May 10, 2019