Form 10-Q
period 2019-06-30
ProShares Trust II
filed 2019-08-09
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended
June 30, 2019
.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________ .

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
☒
  Yes
☐
  No
As of June 30, 2019, the registrant had 85,792,767 shares of common stock, $0 par value per share, outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

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
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short Euro	4
ProShares Short VIX Short-Term Futures ETF	9
ProShares Ultra Bloomberg Crude Oil	14
ProShares Ultra Bloomberg Natural Gas	19
ProShares Ultra Euro	24
ProShares Ultra Gold	29
ProShares Ultra Silver	34
ProShares Ultra VIX Short-Term Futures ETF	39
ProShares Ultra Yen	44
ProShares UltraPro 3x Crude Oil ETF	49
ProShares UltraPro 3x Short Crude Oil ETF	54
ProShares UltraShort Australian Dollar	59
ProShares UltraShort Bloomberg Crude Oil	64
ProShares UltraShort Bloomberg Natural Gas	69
ProShares UltraShort Euro	74
ProShares UltraShort Gold	79
ProShares UltraShort Silver	84
ProShares UltraShort Yen	89
ProShares VIX Mid-Term Futures ETF	94
ProShares VIX Short-Term Futures ETF	99
ProShares Trust II	104
Notes to Financial Statements	108

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $14,931,867 and $599,431, respectively)	$14,937,038	$599,429
Cash	6,863,186	7,873,056
Segregated cash balances with brokers for futures contracts	338,791	151,800
Interest receivable	12,508	7,641

Total assets	22,151,523	8,631,926

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	6,738	5,250
Payable to Sponsor	17,382	6,990

Total liabilities	24,120	12,240

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	22,127,403	8,619,686

Total liabilities and shareholders’ equity	$22,151,523	$8,631,926

Shares outstanding	500,000	200,000

Net asset value per share	$44.25	$43.10

Market value per share (Note 2)	$44.26	$43.08

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(68% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.263% due 09/12/19	$15,000,000	$14,937,038

Total short-term U.S. government and agency obligations (cost $14,931,867)		$14,937,038

Futures Contracts Sold
			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Euro Fx Currency Futures—CME, expires September 2019	154	$22,034,513	$(79,002)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$125,445	$27,459	$190,623	$47,026

Expenses
Management fee	52,792	19,231	79,777	37,581
Brokerage commissions	787	320	1,355	603

Total expenses	53,579	19,551	81,132	38,184

Net investment income (loss)	71,866	7,908	109,491	8,842

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	76,518	443,811	223,624	64,225

Net realized gain (loss)	76,518	443,811	223,624	64,225

Change in net unrealized appreciation/depreciation on
Futures contracts	(239,858)	16,282	(35,721)	253,501
Short-term U.S. government and agency obligations	5,439	766	5,173	881

Change in net unrealized appreciation/depreciation	(234,419)	17,048	(30,548)	254,382

Net realized and unrealized gain (loss)	(157,901)	460,859	193,076	318,607

Net income (loss)	$(86,035)	$468,767	$302,567	$327,449

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$22,213,438	$7,850,562	$8,619,686	$7,991,880

Addition of –, –, 300,000 and – shares, respectively	—	—	13,205,150	—
Net addition (redemption) of –, –, 300,000 and – shares, respectively	—	—	13,205,150	—

Net investment income (loss)	71,866	7,908	109,491	8,842
Net realized gain (loss)	76,518	443,811	223,624	64,225
Change in net unrealized appreciation/depreciation	(234,419)	17,048	(30,548)	254,382

Net income (loss)	(86,035)	468,767	302,567	327,449

Shareholders’ equity, end of period	$22,127,403	$8,319,329	$22,127,403	$8,319,329

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$302,567	$327,449
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(403,462,168)	(203,046,070)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	389,250,000	204,400,000
Net amortization and accretion on short-term U.S. government and agency obligations	(120,268)	(43,878)
Change in unrealized appreciation/depreciation on investments	(5,173)	(881)
Decrease (Increase) in interest receivable	(4,867)	(1,675)
Increase (Decrease) in payable to Sponsor	10,392	(48)
Increase (Decrease) in payable on futures contracts	1,488	36,180

Net cash provided by (used in) operating activities	(14,028,029)	1,671,077

Cash flow from financing activities
Proceeds from addition of shares	13,205,150	—

Net cash provided by (used in) financing activities	13,205,150	—

Net increase (decrease) in cash	(822,879)	1,671,077
Cash, beginning of period	8,024,856	1,045,493

Cash, end of period	$7,201,977	$2,716,570

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 76,939,129 and $–, respectively)	$76,963,912	$—
Cash	69,415,332	180,835,767
Segregated cash balances with brokers for futures contracts	113,136,321	116,062,688
Receivable on open futures contracts	79,889,758	63,300,889
Interest receivable	284,714	142,222

Total assets	339,690,037	360,341,566

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,277,388	15,448,037
Payable to Sponsor	264,373	297,266
Non-recurring fees and expenses payable	45,949	—

Total liabilities	2,587,710	15,745,303

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	337,102,327	344,596,263

Total liabilities and shareholders’ equity	$339,690,037	$360,341,566

Shares outstanding	6,184,307	8,134,307

Net asset value per share	$54.51	$42.36

Market value per share (Note 2)	$53.87	$42.30

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(23% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19	$11,200,000	$11,189,157
2.421% due 08/01/19	10,000,000	9,982,606
2.370% due 08/29/19	36,000,000	35,876,099
2.263% due 09/12/19	20,000,000	19,916,050

Total short-term U.S. government and agency obligations (cost $ 76,939,129 )		$76,963,912

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—CBOE, expires July 2019	6,094	$94,609,350	$11,158,075
VIX Futures—CBOE, expires August 2019	4,424	73,327,800	1,480,887

			$12,638,962

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income
Interest	$1,883,798	$1,311,550	$3,468,359	$3,081,523

Expenses
Management fee	938,696	1,458,197	1,890,823	3,614,293
Brokerage commissions	219,597	378,374	408,021	1,716,061
Brokerage fees	—	120,133	24	146,922
Non-recurring fees and expenses	—	—	398,550	—

Total expenses	1,158,293	1,956,704	2,697,418	5,477,276

Net investment income (loss)	725,505	(645,154)	770,941	(2,395,753)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,427,596	56,008,377	70,532,950	(1,827,517,354)
Short-term U.S. government and agency obligations	(8)	1,119	(8)	(259,112)

Net realized gain (loss)	11,427,588	56,009,496	70,532,942	(1,827,776,466)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,538,343	14,232,558	27,115,163	(39,569,847)
Short-term U.S. government and agency obligations	30,143	(13,111)	24,783	51,865

Change in net unrealized appreciation/depreciation	4,568,486	14,219,447	27,139,946	(39,517,982)

Net realized and unrealized gain (loss)	15,996,074	70,228,943	97,672,888	(1,867,294,448)

Net income (loss)	$16,721,579	$69,583,789	$98,443,829	$(1,869,690,201)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$441,188,509	$693,246,689	$344,596,263	$770,163,871

Addition of –, 25,000 , 300,000 and 17,500,000 shares, respectively	—	1,120,161	14,869,996	2,359,283,234
Redemption of 2,250,000 , 4,637,500 , 2,250,000 and 8,675,000 shares, respectively	(120,807,761)	(235,711,872)	(120,807,761)	(731,518,137)

Net addition (redemption) of (2,250,000), (4,612,500), (1,950,000) and 8,825,000 shares, respectively	(120,807,761)	(234,591,711)	(105,937,765)	1,627,765,097

Net investment income (loss)	725,505	(645,154)	770,941	(2,395,753)
Net realized gain (loss)	11,427,588	56,009,496	70,532,942	(1,827,776,466)
Change in net unrealized appreciation/depreciation	4,568,486	14,219,447	27,139,946	(39,517,982)

Net income (loss)	16,721,579	69,583,789	98,443,829	(1,869,690,201)

Shareholders’ equity, end of period	$337,102,327	$528,238,767	$337,102,327	$528,238,767

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$98,443,829	$(1,869,690,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,846,330,816)	(12,775,402,055)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,770,297,014	13,179,156,026
Net amortization and accretion on short-term U.S. government and agency obligations	(905,335)	(2,046,569)
Net realized gain (loss) on investments	8	259,112
Change in unrealized appreciation/depreciation on investments	(24,783)	(51,865)
Decrease (Increase) in receivable on futures contracts	(16,588,869)	(86,552,497)
Decrease (Increase) in interest receivable	(142,492)	(91,825)
Increase (Decrease) in payable to Sponsor	(32,893)	(382,448)
Increase (Decrease) in payable on futures contracts	(13,170,649)	(528,750)
Increase (Decrease) in payable to Broker	—	19,297
Increase (Decrease) in non-recurring fees and expenses payable	45,949	—

Net cash provided by (used in) operating activities	(8,409,037)	(1,555,311,775)

Cash flow from financing activities
Proceeds from addition of shares	14,869,996	2,359,283,234
Payment on shares redeemed	(120,807,761)	(776,335,847)

Net cash provided by (used in) financing activities	(105,937,765)	1,582,947,387

Net increase (decrease) in cash	(114,346,802)	27,635,612
Cash, beginning of period	296,898,455	300,668,276

Cash, end of period	$182,551,653	$328,303,888

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $305,656,394 and $280,497,709, respectively)	$305,730,594	$280,502,900
Cash	17,551,264	123,257,905
Segregated cash balances with brokers for futures contracts	7,968,600	13,563,407
Segregated cash balances with brokers for swap agreements	—	11,197,000
Unrealized appreciation on swap agreements	63,955,500	—
Receivable from capital shares sold	—	12,991,664
Receivable on open futures contracts	166,136	190,440
Interest receivable	78,528	62,514

Total assets	395,450,622	441,765,830

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,038,911	—
Payable on open futures contracts	1,149,450	311,815
Payable to Sponsor	281,633	287,236
Unrealized depreciation on swap agreements	—	72,767,125

Total liabilities	13,469,994	73,366,176

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	381,980,628	368,399,654

Total liabilities and shareholders’ equity	$395,450,622	$441,765,830

Shares outstanding	19,461,317	28,211,317

Net asset value per share	$19.63	$13.06

Market value per share (Note 2)	$19.32	$13.30

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 80 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407 % due 07/18/19 †	$57,600,000	$57,544,237
2.421 % due 08/01/19 †	34,000,000	33,940,860
2.365 % due 08/15/19 †	93,000,000	92,758,786
2.370 % due 08/29/19 †	33,000,000	32,886,424
2.263 % due 09/12/19 †	55,000,000	54,769,138
2.061 % due 09/26/19	34,000,000	33,831,149

Total short-term U.S. government and agency obligations (cost $ 305,656,394 )		$305,730,594

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil—NYMEX, expires September 2019	2,120	$124,062,400	$6,728,620

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	07/08/19	$202,875,259	$20,411,089
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	07/08/19	129,203,915	12,242,346
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	07/08/19	131,120,750	12,425,400
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	07/08/19	61,063,068	5,785,856
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	07/08/19	115,790,770	13,090,809

Total Unrealized Appreciation				$63,955,500

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of June 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income
Interest	$2,163,795	$1,695,702	$4,304,180	$3,121,667

Expenses
Management fee	898,556	1,018,503	1,923,750	2,091,357
Brokerage commissions	34,072	26,970	53,319	45,087

Total expenses	932,628	1,045,473	1,977,069	2,136,444

Net investment income (loss)	1,231,167	650,229	2,327,111	985,223

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,874,320	13,478,548	14,599,415	30,228,816
Swap agreements	(30,785,796)	25,742,177	36,012,266	121,509,800
Short-term U.S. government and agency obligations	3,626	—	3,873	(6)

Net realized gain (loss)	(25,907,850)	39,220,725	50,615,554	151,738,610

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,555,446)	6,521,153	20,768,921	5,343,124
Swap agreements	17,642,629	57,556,218	136,722,625	20,190,509
Short-term U.S. government and agency obligations	74,339	17,685	69,009	53,468

Change in net unrealized appreciation/depreciation	14,161,522	64,095,056	157,560,555	25,587,101

Net realized and unrealized gain (loss)	(11,746,328)	103,315,781	208,176,109	177,325,711

Net income (loss)	$(10,515,161)	$103,966,010	$210,503,220	$178,310,934

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$425,287,296	$411,128,942	$368,399,654	$524,445,526

Addition of 7,100,000 , 2,350,000 , 10,400,000 and 4,300,000 shares, respectively	128,741,037	66,365,650	185,702,266	117,036,583
Redemption of 7,400,000 , 4,050,000 , 19,150,000 and 13,200,000 shares, respectively	(161,532,544)	(126,185,667)	(382,624,512)	(364,518,108)

Net addition (redemption) of (300,000), (1,700,000), (8,750,000) and (8,900,000) shares, respectively	(32,791,507)	(59,820,017)	(196,922,246)	(247,481,525)

Net investment income (loss)	1,231,167	650,229	2,327,111	985,223
Net realized gain (loss)	(25,907,850)	39,220,725	50,615,554	151,738,610
Change in net unrealized appreciation/depreciation	14,161,522	64,095,056	157,560,555	25,587,101

Net income (loss)	(10,515,161)	103,966,010	210,503,220	178,310,934

Shareholders’ equity, end of period	$381,980,628	$455,274,935	$381,980,628	$455,274,935

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$210,503,220	$178,310,934
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,352,711,813)	(8,163,708,567)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,331,489,226	8,260,299,661
Net amortization and accretion on short-term U.S. government and agency obligations	(3,932,225)	(2,977,358)
Net realized gain (loss) on investments	(3,873)	6
Change in unrealized appreciation/depreciation on investments	(136,791,634)	(20,243,977)
Decrease (Increase) in receivable on futures contracts	24,304	894,293
Decrease (Increase) in interest receivable	(16,014)	(38,701)
Increase (Decrease) in payable to Sponsor	(5,603)	(76,600)
Increase (Decrease) in payable on futures contracts	837,635	—

Net cash provided by (used in) operating activities	49,393,223	252,459,691

Cash flow from financing activities
Proceeds from addition of shares	198,693,930	117,036,583
Payment on shares redeemed	(370,585,601)	(343,460,089)

Net cash provided by (used in) financing activities	(171,891,671)	(226,423,506)

Net increase (decrease) in cash	(122,498,448)	26,036,185
Cash, beginning of period	148,018,312	10,329,503

Cash, end of period	$25,519,864	$36,365,688

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 7,976,037 and $ 8,380,716 , respectively)	$7,976,263	$8,380,427
Cash	22,411,464	731,158
Segregated cash balances with brokers for futures contracts	4,150,170	6,299,444
Receivable from capital shares sold	—	2,528,757
Interest receivable	28,872	11,508

Total assets	34,566,769	17,951,294

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	908,646	3,309,741
Payable to Sponsor	20,365	24,113

Total liabilities	929,011	3,333,854

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	33,637,758	14,617,440

Total liabilities and shareholders’ equity	$34,566,769	$17,951,294

Shares outstanding	2,428,150	578,150

Net asset value per share	$13.85	$25.28

Market value per share (Note 2)	$13.92	$25.82

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 24 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407 % due 07/18/19	$4,000,000	$3,996,128
2.061 % due 09/26/19	4,000,000	3,980,135

Total short-term U.S. government and agency obligations (cost $ 7,976,037 )		$7,976,263

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires September 2019	2,948	$67,273,360	$(649,373)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$139,008	$117,918	$256,843	$253,993

Expenses
Management fee	60,844	70,511	115,695	175,110
Brokerage commissions	28,280	25,636	47,219	49,657

Total expenses	89,124	96,147	162,914	224,767

Net investment income (loss)	49,884	21,771	93,929	29,226

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,976,053)	3,945,962	(21,277,891)	5,080,774
Short-term U.S. government and agency obligations	84	(11)	25	(31)

Net realized gain (loss)	(7,975,969)	3,945,951	(21,277,866)	5,080,743

Change in net unrealized appreciation/depreciation on
Futures contracts	(671,150)	(2,369,992)	9,673,790	(7,344,433)
Short-term U.S. government and agency obligations	457	775	515	4,217

Change in net unrealized appreciation/depreciation	(670,693)	(2,369,217)	9,674,305	(7,340,216)

Net realized and unrealized gain (loss)	(8,646,662)	1,576,734	(11,603,561)	(2,259,473)

Net income (loss)	$(8,596,778)	$1,598,505	$(11,509,632)	$(2,230,247)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$20,900,095	$39,239,545	$14,617,440	$63,268,950

Addition of 1,550,000 , 100,000 , 2,850,000 and 750,000 shares, respectively	23,489,119	2,795,648	55,303,644	21,556,367
Redemption of 150,000 , 650,000 , 1,000,000 and 1,810,284 shares, respectively	(2,154,678)	(17,918,100)	(24,773,694)	(56,879,472)

Net addition (redemption) of 1,400,000 , (550,000), 1,850,000 and (1,060,284) shares, respectively	21,334,441	(15,122,452)	30,529,950	(35,323,105)

Net investment income (loss)	49,884	21,771	93,929	29,226
Net realized gain (loss)	(7,975,969)	3,945,951	(21,277,866)	5,080,743
Change in net unrealized appreciation/depreciation	(670,693)	(2,369,217)	9,674,305	(7,340,216)

Net income (loss)	(8,596,778)	1,598,505	(11,509,632)	(2,230,247)

Shareholders’ equity, end of period	$33,637,758	$25,715,598	$33,637,758	$25,715,598

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(11,509,632)	$(2,230,247)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(360,279,681)	(1,227,372,111)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	360,846,346	1,260,597,907
Net amortization and accretion on short-term U.S. government and agency obligations	(161,961)	(220,680)
Net realized gain (loss) on investments	(25)	31
Change in unrealized appreciation/depreciation on investments	(515)	(4,217)
Decrease (Increase) in receivable on futures contracts	—	1,520,156
Decrease (Increase) in interest receivable	(17,364)	(6,310)
Increase (Decrease) in payable to Sponsor	(3,748)	(22,765)
Increase (Decrease) in payable on futures contracts	(2,401,095)	312,516

Net cash provided by (used in) operating activities	(13,527,675)	32,574,280

Cash flow from financing activities
Proceeds from addition of shares	57,832,401	21,882,807
Payment on shares redeemed	(24,773,694)	(61,091,266)

Net cash provided by (used in) financing activities	33,058,707	(39,208,459)

Net increase (decrease) in cash	19,531,032	(6,634,179)
Cash, beginning of period	7,030,602	14,716,897

Cash, end of period	$26,561,634	$8,082,718

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $ 1,496,665 , respectively)	$—	$1,496,658
Cash	5,559,742	5,068,270
Segregated cash balances with brokers for foreign currency forward contracts	921,000	921,000
Unrealized appreciation on foreign currency forward contracts	42,971	61,971
Interest receivable	9,554	6,718

Total assets	6,533,267	7,554,617

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	725,173	—
Payable to Sponsor	4,976	6,015
Unrealized depreciation on foreign currency forward contracts	1,948	4,033

Total liabilities	732,097	10,048

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,801,170	7,544,569

Total liabilities and shareholders’ equity	$6,533,267	$7,554,617

Shares outstanding	400,000	500,000

Net asset value per share	$14.50	$15.09

Market value per share (Note 2)	$14.51	$15.12

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Euro with Goldman Sachs International	07/12/19	5,708,031	$6,495,745	$21,638
Euro with UBS AG	07/12/19	5,921,240	6,738,377	21,333

Total Unrealized Appreciation				$42,971

Contracts to Sell
Euro with Goldman Sachs International	07/12/19	(71,266)	$(81,101)	$(468)
Euro with UBS AG	07/12/19	(1,362,265)	(1,550,259)	(1,480)

Total Unrealized Depreciation				$(1,948)

^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$35,464	$24,676	$74,967	$49,755

Expenses
Management fee	16,541	21,340	35,215	44,932

Total expenses	16,541	21,340	35,215	44,932

Net investment income (loss)	18,923	3,336	39,752	4,823

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(132,599)	(1,110,032)	(359,872)	(309,519)
Short-term U.S. government and agency obligations	—	7	—	7

Net realized gain (loss)	(132,599)	(1,110,025)	(359,872)	(309,512)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	208,561	46,013	(16,915)	(436,206)
Short-term U.S. government and agency obligations	16	333	7	568

Change in net unrealized appreciation/depreciation	208,577	46,346	(16,908)	(435,638)

Net realized and unrealized gain (loss)	75,978	(1,063,679)	(376,780)	(745,150)

Net income (loss)	$94,901	$(1,060,343)	$(337,028)	$(740,327)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$7,857,207	$9,952,883	$7,544,569	$9,591,516

Addition of –, 50,000, 50,000 and 150,000 shares, respectively	—	810,706	744,567	2,653,492
Redemption of 150,000, 50,000, 150,000 and 150,000 shares, respectively	(2,150,938)	(854,650)	(2,150,938)	(2,656,085)

Net addition (redemption) of (150,000), –, (100,000) and – shares, respectively	(2,150,938)	(43,944)	(1,406,371)	(2,593)

Net investment income (loss)	18,923	3,336	39,752	4,823
Net realized gain (loss)	(132,599)	(1,110,025)	(359,872)	(309,512)
Change in net unrealized appreciation/depreciation	208,577	46,346	(16,908)	(435,638)

Net income (loss)	94,901	(1,060,343)	(337,028)	(740,327)

Shareholders’ equity, end of period	$5,801,170	$8,848,596	$5,801,170	$8,848,596

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(337,028)	$(740,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(63,632,024)	(284,242,967)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	65,150,000	287,999,612
Net amortization and accretion on short-term U.S. government and agency obligations	(21,311)	(48,875)
Net realized gain (loss) on investments	—	(7)
Change in unrealized appreciation/depreciation on investments	16,908	435,638
Decrease (Increase) in interest receivable	(2,836)	(561)
Increase (Decrease) in payable to Sponsor	(1,039)	(463)

Net cash provided by (used in) operating activities	1,172,670	3,402,050

Cash flow from financing activities
Proceeds from addition of shares	744,567	2,653,492
Payment on shares redeemed	(1,425,765)	(2,656,085)

Net cash provided by (used in) financing activities	(681,198)	(2,593)

Net increase (decrease) in cash	491,472	3,399,457
Cash, beginning of period	5,989,270	2,338,427

Cash, end of period	$6,480,742	$5,737,884

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $66,352,036 and $41,941,207, respectively)	$66,365,963	$41,941,734
Cash	11,451,265	32,035,747
Segregated cash balances with brokers for futures contracts	1,296,000	179,296
Segregated cash balances with brokers for forward agreements	—	8,883,000
Unrealized appreciation on swap agreements	6,364,233	—
Unrealized appreciation on forward agreements	—	4,253,301
Interest receivable	19,676	15,303

Total assets	85,497,137	87,308,381

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,712,654
Payable on open futures contracts	57,408	7,990
Payable to Sponsor	62,394	64,443

Total liabilities	119,802	3,785,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	85,377,335	83,523,294

Total liabilities and shareholders’ equity	$85,497,137	$87,308,381

Shares outstanding	1,950,000	2,250,000

Net asset value per share	$43.78	$37.12

Market value per share (Note 2)	$43.80	$37.41

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19 †	$17,600,000	$17,582,961
2.421% due 08/01/19	14,000,000	13,975,648
2.370% due 08/29/19	13,000,000	12,955,258
2.061% due 09/26/19 †	6,000,000	5,970,203
2.140% due 11/07/19 †	16,000,000	15,881,893

Total short-term U.S. government and agency obligations (cost $66,352,036)		$66,365,963

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Gold Futures—COMEX, expires August 2019	309	$43,683,330	$2,832,628

Total Return Swap Agreements
^

				Unrealized
	Rate Paid	Termination	Notional Amount	Appreciation
	(Received) *	Date	at Value **	(Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/08/19	$43,120,440	$2,159,447
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	07/08/19	39,623,699	1,984,333
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/08/19	44,338,615	2,220,453

Total Unrealized Appreciation				$6,364,233

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of June 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$409,424	$392,349	$825,009	$704,893

Expenses
Management fee	178,772	217,921	380,350	442,935
Brokerage commissions	2,566	9	3,787	28

Total expenses	181,338	217,930	384,137	442,963

Net investment income (loss)	228,086	174,419	440,872	261,930

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(364,225)	(1,181)	(371,978)	6,179
Swap agreements	3,852,180	—	3,161,915	—
Forward agreements	—	(5,705,809)	4,790,603	2,942,106
Short-term U.S. government and agency obligations	402	—	402	(172)

Net realized gain (loss)	3,488,357	(5,706,990)	7,580,942	2,948,113

Change in net unrealized appreciation/depreciation on
Futures contracts	3,037,989	(14,680)	2,759,958	(20,600)
Swap agreements	5,644,340	—	6,364,233	—
Forward agreements	—	(5,784,479)	(4,253,301)	(10,799,251)
Short-term U.S. government and agency obligations	14,720	(4,670)	13,400	8,535

Change in net unrealized appreciation/depreciation	8,697,049	(5,803,829)	4,884,290	(10,811,316)

Net realized and unrealized gain (loss)	12,185,406	(11,510,819)	12,465,232	(7,863,203)

Net income (loss)	$12,413,492	$(11,336,400)	$12,906,104	$(7,601,273)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$72,777,302	$95,302,043	$83,523,294	$93,708,748

Addition of 350,000, 100,000, 400,000 and 300,000 shares, respectively	12,976,110	3,830,660	14,864,857	12,216,052
Redemption of 350,000, 150,000, 700,000 and 400,000 shares, respectively	(12,789,569)	(5,683,717)	(25,916,920)	(16,210,941)

Net addition (redemption) of –, (50,000), (300,000) and (100,000) shares, respectively	186,541	(1,853,057)	(11,052,063)	(3,994,889)

Net investment income (loss)	228,086	174,419	440,872	261,930
Net realized gain (loss)	3,488,357	(5,706,990)	7,580,942	2,948,113
Change in net unrealized appreciation/depreciation	8,697,049	(5,803,829)	4,884,290	(10,811,316)

Net income (loss)	12,413,492	(11,336,400)	12,906,104	(7,601,273)

Shareholders’ equity, end of period	$85,377,335	$82,112,586	$85,377,335	$82,112,586

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$12,906,104	$(7,601,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(736,475,693)	(2,169,347,840)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	712,780,072	2,171,098,513
Net amortization and accretion on short-term U.S. government and agency obligations	(714,806)	(704,856)
Net realized gain (loss) on investments	(402)	172
Change in unrealized appreciation/depreciation on investments	(2,124,332)	10,790,716
Decrease (Increase) in receivable on futures contracts	—	1,720
Decrease (Increase) in interest receivable	(4,373)	—
Increase (Decrease) in payable to Sponsor	(2,049)	(1,582)
Increase (Decrease) in payable on futures contracts	49,418	—

Net cash provided by (used in) operating activities	(13,586,061)	4,235,570

Cash flow from financing activities
Proceeds from addition of shares	14,864,857	12,216,052
Payment on shares redeemed	(29,629,574)	(16,210,941)

Net cash provided by (used in) financing activities	(14,764,717)	(3,994,889)

Net increase (decrease) in cash	(28,350,778)	240,681
Cash, beginning of period	41,098,043	1,245,903

Cash, end of period	$12,747,265	$1,486,584

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $133,118,938 and $123,793,893, respectively)	$133,145,398	$123,795,806
Cash	35,937,766	29,951,685
Segregated cash balances with brokers for futures contracts	2,391,840	521,057
Segregated cash balances with brokers for forward agreements	—	21,435,000
Unrealized appreciation on swap agreements	7,150,743	—
Unrealized appreciation on forward agreements	—	26,301,717
Interest receivable	64,029	16,306

Total assets	178,689,776	202,021,571

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	108,678	47,576
Payable to Sponsor	136,260	149,619

Total liabilities	244,938	197,195

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	178,444,838	201,824,376

Total liabilities and shareholders’ equity	$178,689,776	$202,021,571

Shares outstanding	7,246,526	7,646,526

Net asset value per share	$24.62	$26.39

Market value per share (Note 2)	$24.65	$26.37

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(75% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19 †	$33,600,000	$33,567,472
2.421% due 08/01/19 †	26,000,000	25,954,776
2.339% due 08/15/19	13,000,000	12,966,282
2.370% due 08/29/19 †	18,000,000	17,938,049
2.061% due 09/26/19	15,000,000	14,925,507
2.140% due 11/07/19 †	28,000,000	27,793,312

Total short-term U.S. government and agency obligations (cost $133,118,938)		$133,145,398

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Silver Futures—COMEX, expires September 2019	633	$48,554,265	$1,078,226

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/08/19	$110,291,099	$2,519,423
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	07/08/19	95,340,020	2,228,652
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/08/19	102,655,024	2,402,668

Total Unrealized Appreciation				$7,150,743

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of June 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income
Interest	$931,284	$928,110	$1,835,738	$1,701,974

Expenses
Management fee	410,131	541,678	864,406	1,101,124
Brokerage commissions	9,085	21	13,702	31
Brokerage fees	—	—	3	—

Total expenses	419,216	541,699	878,111	1,101,155

Net investment income (loss)	512,068	386,411	957,627	600,819

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,491,784)	3,130	(1,746,898)	(920)
Swap agreements	(6,523,969)	—	(25,333,438)	—
Forward agreements	—	(5,630,367)	32,366,374	7,175,426
Short-term U.S. government and agency obligations	1	—	132	(372)

Net realized gain (loss)	(8,015,752)	(5,627,237)	5,286,170	7,174,134

Change in net unrealized appreciation/depreciation on
Futures contracts	1,736,022	(4,000)	737,490	(9,570)
Swap agreements	6,738,164	—	7,150,743	—
Forward agreements	—	(4,039,563)	(26,301,717)	(35,884,045)
Short-term U.S. government and agency obligations	27,203	1,991	24,547	34,993

Change in net unrealized appreciation/depreciation	8,501,389	(4,041,572)	(18,388,937)	(35,858,622)

Net realized and unrealized gain (loss)	485,637	(9,668,809)	(13,102,767)	(28,684,488)

Net income (loss)	$997,705	$(9,282,398)	$(12,145,140)	$(28,083,669)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$171,571,571	$221,863,281	$201,824,376	$258,244,696

Addition of 900,000, 400,000, 1,300,000 and 500,000 shares, respectively	20,942,106	12,308,742	31,578,388	15,385,625
Redemption of 650,000, 500,000, 1,700,000 and 1,100,000 shares, respectively	(15,066,544)	(16,406,487)	(42,812,786)	(37,063,514)

Net addition (redemption) of 250,000, (100,000), (400,000) and (600,000) shares, respectively	5,875,562	(4,097,745)	(11,234,398)	(21,677,889)

Net investment income (loss)	512,068	386,411	957,627	600,819
Net realized gain (loss)	(8,015,752)	(5,627,237)	5,286,170	7,174,134
Change in net unrealized appreciation/depreciation	8,501,389	(4,041,572)	(18,388,937)	(35,858,622)

Net income (loss)	997,705	(9,282,398)	(12,145,140)	(28,083,669)

Shareholders’ equity, end of period	$178,444,838	$208,483,138	$178,444,838	$208,483,138

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(12,145,140)	$(28,083,669)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,328,212,359)	(3,679,886,868)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,320,499,286	3,704,696,262
Net amortization and accretion on short-term U.S. government and agency obligations	(1,611,840)	(1,701,941)
Net realized gain (loss) on investments	(132)	372
Change in unrealized appreciation/depreciation on investments	19,126,427	35,849,052
Decrease (Increase) in receivable on futures contracts	—	650
Decrease (Increase) in interest receivable	(47,723)	—
Increase (Decrease) in payable to Sponsor	(13,359)	(11,099)
Increase (Decrease) in payable on futures contracts	61,102	—

Net cash provided by (used in) operating activities	(2,343,738)	30,862,759

Cash flow from financing activities
Proceeds from addition of shares	31,578,388	15,385,625
Payment on shares redeemed	(42,812,786)	(40,418,365)

Net cash provided by (used in) financing activities	(11,234,398)	(25,032,740)

Net increase (decrease) in cash	(13,578,136)	5,830,019
Cash, beginning of period	51,907,742	4,466,934

Cash, end of period	$38,329,606	$10,296,953

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $115,324,865 and $–, respectively)	$115,356,906	$—
Cash	68,389,186	104,967,557
Segregated cash balances with brokers for futures contracts	322,827,601	70,020,038
Segregated cash balances with brokers for swap agreements	14,053,000	27,933,000
Receivable from capital shares sold	16,710,212	8,149,949
Receivable on open futures contracts	18,830,062	11,407,017
Interest receivable	513,499	106,307

Total assets	556,680,466	222,583,868

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	24,679,890	6,745,146
Payable to Sponsor	444,799	202,902
Unrealized depreciation on swap agreements	2,214,313	1,330,949

Total liabilities	27,339,002	8,278,997

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	529,341,464	214,304,871

Total liabilities and shareholders’ equity	$556,680,466	$222,583,868

Shares outstanding	17,430,912	2,630,912

Net asset value per share	$30.37	$81.46

Market value per share (Note 2)	$31.49	$81.73

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(22% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19	$12,800,000	$12,787,608
2.421% due 08/01/19	14,000,000	13,975,648
2.409% due 08/15/19	40,000,000	39,896,253
2.370% due 08/29/19	15,000,000	14,948,375
2.140% due 11/07/19	34,000,000	33,749,022

Total short-term U.S. government and agency obligations (cost $115,324,865)		$115,356,906

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
VIX Futures—CBOE, expires July 2019	27,397	$425,338,425	$(37,949,985)
VIX Futures—CBOE, expires August 2019	19,933	330,389,475	(7,315,802)

			$(45,265,787)

Total Return Swap Agreements
^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	3.25%	07/24/19	$39,123,255	$(2,214,313)

Total Unrealized D epreciation				$(2,214,313)

^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of June 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income
Interest	$2,683,047	$573,151	$4,101,153	$1,239,894

Expenses
Management fee	1,356,237	1,004,304	2,321,769	1,847,115
Brokerage commissions	819,685	651,493	1,395,316	1,542,921
Brokerage fees	—	—	64	—
Non-recurring fees and expenses	—	—	27,508	—

Total expenses	2,175,922	1,655,797	3,744,657	3,390,036

Net investment income (loss)	507,125	(1,082,646)	356,496	(2,150,142)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(50,930,493)	(118,198,965)	(217,066,694)	271,337,181
Swap agreements	(4,045,325)	(37,618,139)	(33,132,465)	(10,544,505)
Short-term U.S. government and agency obligations	(350)	1,878	(350)	(7,731)
Net realized gain (loss)	(54,976,168)	(155,815,226)	(250,199,509)	260,784,945
Change in net unrealized appreciation/depreciation on
Futures contracts	(37,254,397)	5,613,735	(77,769,752)	74,263,549
Swap agreements	(2,348,776)	1,457,806	(883,364)	264,480
Short-term U.S. government and agency obligations	40,081	(6,630)	32,041	13,265

Change in net unrealized appreciation/depreciation	(39,563,092)	7,064,911	(78,621,075)	74,541,294

Net realized and unrealized gain (loss)	(94,539,260)	(148,750,315)	(328,820,584)	335,326,239

Net income (loss)	$(94,032,135)	$(149,832,961)	$(328,464,088)	$333,176,097

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$547,243,246	$323,581,300	$214,304,871	$394,035,141

Addition of 17,050,000, 7,670,000, 32,200,000 and 17,240,000 shares, respectively	585,834,908	504,498,351	1,314,412,456	1,199,577,093
Redemption of 13,650,000, 5,210,000, 17,400,000 and 19,000,000 shares, respectively	(509,704,555)	(318,935,171)	(670,911,775)	(1,567,476,812)

Net addition (redemption) of 3,400,000, 2,460,000, 14,800,000 and (1,760,000) shares, respectively	76,130,353	185,563,180	643,500,681	(367,899,719)

Net investment income (loss)	507,125	(1,082,646)	356,496	(2,150,142)
Net realized gain (loss)	(54,976,168)	(155,815,226)	(250,199,509)	260,784,945
Change in net unrealized appreciation/depreciation	(39,563,092)	7,064,911	(78,621,075)	74,541,294

Net income (loss)	(94,032,135)	(149,832,961)	(328,464,088)	333,176,097

Shareholders’ equity, end of period	$529,341,464	$359,311,519	$529,341,464	$359,311,519

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(328,464,088)	$333,176,097
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,484,535,007)	(5,924,241,418)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,370,237,635	6,169,565,730
Net amortization and accretion on short-term U.S. government and agency obligations	(1,027,843)	(783,794)
Net realized gain (loss) on investments	350	7,731
Change in unrealized appreciation/depreciation on investments	851,323	(277,745)
Decrease (Increase) in receivable on futures contracts	(7,423,045)	6,186,505
Decrease (Increase) in interest receivable	(407,192)	(79,464)
Increase (Decrease) in payable to Sponsor	241,897	14,779
Increase (Decrease) in payable on futures contracts	17,934,744	10,736,763

Net cash provided by (used in) operating activities	(432,591,226)	594,305,184

Cash flow from financing activities
Proceeds from addition of shares	1,305,852,193	1,200,094,023
Payment on shares redeemed	(670,911,775)	(1,556,686,415)

Net cash provided by (used in) financing activities	634,940,418	(356,592,392)

Net increase (decrease) in cash	202,349,192	237,712,792
Cash, beginning of period	202,920,595	88,750,920

Cash, end of period	$405,269,787	$326,463,712

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $3,980,487 and $–, respectively)	$3,980,135	$—
Cash	1,294,971	2,419,531
Segregated cash balances with brokers for foreign currency forward contracts	482,000	307,000
Unrealized appreciation on foreign currency forward contracts	48,415	179,187
Receivable from capital shares sold	—	2,846,576
Interest receivable	6,399	3,941

Total assets	5,811,920	5,756,235

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,523	2,443
Unrealized depreciation on foreign currency forward contracts	—	2,076

Total liabilities	4,523	4,519

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,807,397	5,751,716

Total liabilities and shareholders’ equity	$5,811,920	$5,756,235

Shares outstanding	99,970	99,970

Net asset value per share	$58.09	$57.53

Market value per share (Note 2)	$58.09	$57.55

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(69% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.061% due 09/26/19	$4,000,000	$3,980,135

Total short-term U.S. government and agency obligations (cost $3,980,487)		$3,980,135

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Yen with Goldman Sachs International	07/12/19	336,548,449	$3,123,995	$12,231
Yen with UBS AG	07/12/19	921,532,970	8,554,086	36,161

Total Unrealized Appreciation				$48,392

Contracts to Sell
Yen with UBS AG	07/12/19	(6,364,462)	$(59,078)	$23

Total Unrealized Appreciation				$23
Total Unrealized Appreciation				$48,415

^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$18,875	$4,582	$45,884	$8,736

Expenses
Management fee	9,207	7,109	21,645	14,332

Total expenses	9,207	7,109	21,645	14,332

Net investment income (loss)	9,668	(2,527)	24,239	(5,596)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	171,283	(299,704)	93,976	22,846

Net realized gain (loss)	171,283	(299,704)	93,976	22,846

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(16,099)	22,366	(128,696)	10,565
Short-term U.S. government and agency obligations	(352)	202	(352)	384

Change in net unrealized appreciation/depreciation	(16,451)	22,568	(129,048)	10,949

Net realized and unrealized gain (loss)	154,832	(277,136)	(35,072)	33,795

Net income (loss)	$164,500	$(279,663)	$(10,833)	$28,199

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$5,563,510	$3,172,131	$5,751,716	$2,864,269

Addition of 50,000, –, 100,000 and – shares, respectively	2,835,708	—	5,758,562	—
Redemption of 50,000, –, 100,000 and – shares, respectively	(2,756,321)	—	(5,692,048)	—

Net addition (redemption) of –, –, – and – shares, respectively	79,387	—	66,514	—

Net investment income (loss)	9,668	(2,527)	24,239	(5,596)
Net realized gain (loss)	171,283	(299,704)	93,976	22,846
Change in net unrealized appreciation/depreciation	(16,451)	22,568	(129,048)	10,949

Net income (loss)	164,500	(279,663)	(10,833)	28,199

Shareholders’ equity, end of period	$5,807,397	$2,892,468	$5,807,397	$2,892,468

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(10,833)	$28,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(40,320,918)	(9,291,238)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	36,350,000	10,300,000
Net amortization and accretion on short-term U.S. government and agency obligations	(9,569)	(8,529)
Change in unrealized appreciation/depreciation on investments	129,048	(10,949)
Decrease (Increase) in interest receivable	(2,458)	(207)
Increase (Decrease) in payable to Sponsor	2,080	(19)

Net cash provided by (used in) operating activities	(3,862,650)	1,017,257

Cash flow from financing activities
Proceeds from addition of shares	8,605,138	—
Payment on shares redeemed	(5,692,048)	—

Net cash provided by (used in) financing activities	2,913,090	—

Net increase (decrease) in cash	(949,560)	1,017,257
Cash, beginning of period	2,726,531	903,472

Cash, end of period	$1,776,971	$1,920,729

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $71,592,523 and $20,979,000, respectively)	$71,605,262	$20,979,876
Cash	26,148,851	38,690,241
Segregated cash balances with brokers for futures contracts	22,368,239	24,892,125
Receivable from capital shares sold	—	2,597,148
Receivable on open futures contracts	—	551,842
Interest receivable	28,580	17,308

Total assets	120,150,932	87,728,540

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,119,356	—
Payable to Sponsor	78,016	61,498

Total liabilities	5,197,372	61,498

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	114,953,560	87,667,042

Total liabilities and shareholders’ equity	$120,150,932	$87,728,540

Shares outstanding	5,100,000	6,700,000

Net asset value per share	$22.54	$13.08

Market value per share (Note 2)	$22.00	$13.47

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(62% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19	$16,800,000	$16,783,736
2.421% due 08/01/19	16,000,000	15,972,170
2.382% due 08/15/19	13,000,000	12,966,282
2.370% due 08/29/19	8,000,000	7,972,466
2.061% due 09/26/19	18,000,000	17,910,608

Total short-term U.S. government and agency obligations (cost $71,592,523)		$71,605,262

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil—NYMEX, expires September 2019	5,895	$344,975,400	$27,473,374

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$623,652	$2,443	$1,238,995	$4,988

Expenses
Management fee	276,590	53,597	572,216	55,692
Brokerage commissions	86,065	13,797	152,933	19,473
Offering costs	—	—	—	52,846
Limitation by Sponsor	—	—	—	(26,957)

Total expenses	362,655	67,394	725,149	101,054

Net investment income (loss)	260,997	(64,951)	513,846	(96,066)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,901,537	1,740,951	26,174,406	3,361,776
Short-term U.S. government and agency obligations	1,465	—	1,465	—

Net realized gain (loss)	3,903,002	1,740,951	26,175,871	3,361,776

Change in net unrealized appreciation/depreciation on
Futures contracts	(13,232,019)	6,901,529	50,924,735	8,487,486
Short-term U.S. government and agency obligations	11,809	—	11,863	—

Change in net unrealized appreciation/depreciation	(13,220,210)	6,901,529	50,936,598	8,487,486

Net realized and unrealized gain (loss)	(9,317,208)	8,642,480	77,112,469	11,849,262

Net income (loss)	$(9,056,211)	$8,577,529	$77,626,315	$11,753,196

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$128,015,075	$16,203,957	$87,667,042	$11,335,483

Addition of 1,850,000, 400,000, 2,650,000 and 600,000 shares, respectively	37,853,982	21,640,854	54,155,798	29,844,757
Redemption of 1,500,000, 100,008, 4,250,000 and 250,008 shares, respectively	(41,859,286)	(5,613,229)	(104,495,595)	(12,124,325)

Net addition (redemption) of 350,000, 299,992, (1,600,000) and 349,992 shares, respectively	(4,005,304)	16,027,625	(50,339,797)	17,720,432

Net investment income (loss)	260,997	(64,951)	513,846	(96,066)
Net realized gain (loss)	3,903,002	1,740,951	26,175,871	3,361,776
Change in net unrealized appreciation/depreciation	(13,220,210)	6,901,529	50,936,598	8,487,486

Net income (loss)	(9,056,211)	8,577,529	77,626,315	11,753,196

Shareholders’ equity, end of period	$114,953,560	$40,809,111	$114,953,560	$40,809,111

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$77,626,315	$11,753,196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,724,800,805)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,675,064,386	—
Net amortization and accretion on short-term U.S. government and agency obligations	(875,639)	—
Net realized gain (loss) on investments	(1,465)	—
Change in unrealized appreciation/depreciation on investments	(11,863)	—
Decrease (Increase) in receivable on futures contracts	551,842	(311,258)
Decrease (Increase) in receivable in Limitation by Sponsor	—	24,342
Decrease (Increase) in interest receivable	(11,272)	—
Amortization of offering costs	—	52,846
Increase (Decrease) in payable to Sponsor	16,518	23,651
Increase (Decrease) in payable on futures contracts	5,119,356	—

Net cash provided by (used in) operating activities	32,677,373	11,542,777

Cash flow from financing activities
Proceeds from addition of shares	56,752,946	29,844,757
Payment on shares redeemed	(104,495,595)	(12,124,325)

Net cash provided by (used in) financing activities	(47,742,649)	17,720,432

Net increase (decrease) in cash	(15,065,276)	29,263,209
Cash, beginning of period	63,582,366	10,968,900

Cash, end of period	$48,517,090	$40,232,109

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 6,387,402 and $–, respectively)	$6,389,016	$—
Cash	5,435,201	13,456,117
Segregated cash balances with brokers for futures contracts	3,000,240	5,303,112
Receivable on open futures contracts	520,562	—
Interest receivable	11,550	13,748

Total assets	15,356,569	18,772,977

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	89,382
Payable to Sponsor	14,004	18,496

Total liabilities	14,004	107,878

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,342,565	18,665,099

Total liabilities and shareholders’ equity	$15,356,569	$18,772,977

Shares outstanding	774,906	374,906

Net asset value per share	$19.80	$49.79

Market value per share (Note 2)	$20.28	$48.43

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 42 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19	$2,400,000	$2,397,677
2.421% due 08/01/19	3,000,000	2,994,781
2.370% due 08/29/19	1,000,000	996,558

Total short-term U.S. government and agency obligations (cost $ 6,387,402 )		$6,389,016

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil—NYMEX, expires September 2019	787	$46,055,240	$(3,553,108)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$105,502	$2,063	$177,007	$6,267

Expenses
Management fee	46,370	52,273	80,673	55,810
Brokerage commissions	21,903	15,245	35,091	30,505
Offering costs	—	—	—	52,797
Limitation by Sponsor	—	—	—	(176)

Total expenses	68,273	67,518	115,764	138,936

Net investment income (loss)	37,229	(65,455)	61,243	(132,669)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,186,904	(6,793,148)	(1,081,892)	(11,469,115)
Short-term U.S. government and agency obligations	122	—	122	—

Net realized gain (loss)	1,187,026	(6,793,148)	(1,081,770)	(11,469,115)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,076,230)	(1,707,316)	(10,572,583)	(2,454,299)
Short-term U.S. government and agency obligations	1,815	—	1,614	—

Change in net unrealized appreciation/depreciation	(1,074,415)	(1,707,316)	(10,570,969)	(2,454,299)

Net realized and unrealized gain (loss)	112,611	(8,500,464)	(11,652,739)	(13,923,414)

Net income (loss)	$149,840	$(8,565,919)	$(11,591,496)	$(14,056,083)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$17,007,260	$26,950,309	$18,665,099	$21,161,176

Addition of 950,000, 600,000, 1,700,000 and 1,287,500 shares, respectively	19,505,574	14,093,624	38,162,256	37,920,908
Redemption of 1,000,000, 350,002, 1,300,000 and 662,596 shares, respectively	(21,320,109)	(10,754,817)	(29,893,294)	(23,302,804)

Net addition (redemption) of (50,000), 249,998, 400,000 and 624,904 shares, respectively	(1,814,535)	3,338,807	8,268,962	14,618,104

Net investment income (loss)	37,229	(65,455)	61,243	(132,669)
Net realized gain (loss)	1,187,026	(6,793,148)	(1,081,770)	(11,469,115)
Change in net unrealized appreciation/depreciation	(1,074,415)	(1,707,316)	(10,570,969)	(2,454,299)

Net income (loss)	149,840	(8,565,919)	(11,591,496)	(14,056,083)

Shareholders’ equity, end of period	$15,342,565	$21,723,197	$15,342,565	$21,723,197

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(11,591,496)	$(14,056,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(336,441,449)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	330,144,970	—
Net amortization and accretion on short-term U.S. government and agency obligations	(90,801)	—
Net realized gain (loss) on investments	(122)	—
Change in unrealized appreciation/depreciation on investments	(1,614)	—
Decrease (Increase) in receivable on futures contracts	(520,562)	—
Decrease (Increase) in receivable in Limitation by Sponsor	—	35,309
Decrease (Increase) in interest receivable	2,198	—
Amortization of offering costs	—	52,797
Increase (Decrease) in payable to Sponsor	(4,492)	16,649
Increase (Decrease) in payable on futures contracts	(89,382)	380,105

Net cash provided by (used in) operating activities	(18,592,750)	(13,571,223)

Cash flow from financing activities
Proceeds from addition of shares	38,162,256	35,989,061
Payment on shares redeemed	(29,893,294)	(23,302,804)

Net cash provided by (used in) financing activities	8,268,962	12,686,257

Net increase (decrease) in cash	(10,323,788)	(884,966)
Cash, beginning of period	18,759,229	21,600,168

Cash, end of period	$8,435,441	$20,715,202

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,986,433 and $299,548, respectively)	$2,986,626	$299,537
Cash	5,053,377	10,321,256
Segregated cash balances with brokers for futures contracts	353,430	433,125
Receivable on open futures contracts	—	6,300
Interest receivable	11,681	8,475

Total assets	8,405,114	11,068,693

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	34,377	—
Payable to Sponsor	6,672	8,360

Total liabilities	41,049	8,360

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,364,065	11,060,333

Total liabilities and shareholders’ equity	$8,405,114	$11,068,693

Shares outstanding	150,000	200,000

Net asset value per share	$55.76	$55.30

Market value per share (Note 2)	$55.76	$54.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 36 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.370% due 08/29/19	$1,000,000	$996,558
2.061% due 09/26/19	2,000,000	1,990,068

Total short-term U.S. government and agency obligations (cost $ 2,986,433 )		$2,986,626

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures—CME, expires September 2019	238	$16,745,680	$(140,176)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$47,222	$23,124	$95,764	$44,263

Expenses
Management fee	19,898	17,184	40,978	36,668
Brokerage commissions	1,429	1,190	3,102	2,710

Total expenses	21,327	18,374	44,080	39,378

Net investment income (loss)	25,895	4,750	51,684	4,885

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	250,116	415,369	512,861	(704,621)
Short-term U.S. government and agency obligations	—	—	—	(247)

Net realized gain (loss)	250,116	415,369	512,861	(704,868)

Change in net unrealized appreciation/depreciation on
Futures contracts	(74,786)	93,610	(652,001)	1,284,990
Short-term U.S. government and agency obligations	193	539	204	1,288

Change in net unrealized appreciation/depreciation	(74,593)	94,149	(651,797)	1,286,278

Net realized and unrealized gain (loss)	175,523	509,518	(138,936)	581,410

Net income (loss)	$201,418	$514,268	$(87,252)	$586,295

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$8,162,647	$7,063,496	$11,060,333	$13,702,102

Redemption of –, –, 50,000 and 150,000 shares, respectively	—	—	(2,609,016)	(6,710,633)

Net addition (redemption) of –, –, (50,000) and (150,000) shares, respectively	—	—	(2,609,016)	(6,710,633)

Net investment income (loss)	25,895	4,750	51,684	4,885
Net realized gain (loss)	250,116	415,369	512,861	(704,868)
Change in net unrealized appreciation/depreciation	(74,593)	94,149	(651,797)	1,286,278

Net income (loss)	201,418	514,268	(87,252)	586,295

Shareholders’ equity, end of period	$8,364,065	$7,577,764	$8,364,065	$7,577,764

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(87,252)	$586,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(127,013,643)	(150,158,646)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	124,350,000	157,198,666
Net amortization and accretion on short-term U.S. government and agency obligations	(23,242)	(43,404)
Net realized gain (loss) on investments	—	247
Change in unrealized appreciation/depreciation on investments	(204)	(1,288)
Decrease (Increase) in receivable on futures contracts	6,300	—
Decrease (Increase) in interest receivable	(3,206)	(221)
Increase (Decrease) in payable to Sponsor	(1,688)	(5,481)
Increase (Decrease) in payable on futures contracts	34,377	44,169

Net cash provided by (used in) operating activities	(2,738,558)	7,620,337

Cash flow from financing activities
Payment on shares redeemed	(2,609,016)	(6,710,633)

Net cash provided by (used in) financing activities	(2,609,016)	(6,710,633)

Net increase (decrease) in cash	(5,347,574)	909,704
Cash, beginning of period	10,754,381	1,782,397

Cash, end of period	$5,406,807	$2,692,101

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 36,295,562 and $ 27,967,127 , respectively)	$36,303,067	$27,967,534
Cash	47,757,703	22,869,986
Segregated cash balances with brokers for futures contracts	2,312,640	2,746,147
Segregated cash balances with brokers for swap agreements	—	14,356,000
Unrealized appreciation on swap agreements	—	20,646,726
Receivable from capital shares sold	1,632,122	25,458,885
Receivable on open futures contracts	298,760	432,627
Interest receivable	52,053	36,428

Total assets	88,356,345	114,514,333

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	260,156	48,600
Payable to Sponsor	50,394	88,422
Unrealized depreciation on swap agreements	9,999,452	—
Securities purchased payable	9,949,576	—

Total liabilities	20,259,578	137,022

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	68,096,767	114,377,311

Total liabilities and shareholders’ equity	$88,356,345	$114,514,333

Shares outstanding	4,039,884	3,839,884

Net asset value per share	$16.86	$29.79

Market value per share (Note 2)	$17.12	$29.28

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 53 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19 †	$10,400,000	$10,389,932
2.421% due 08/01/19 †	9,000,000	8,984,345
2.409% due 08/15/19 †	3,000,000	2,992,219
2.370% due 08/29/19 †	4,000,000	3,986,233
2.063% due 09/26/19	10,000,000	9,950,338

Total short-term U.S. government and agency obligations (cost $ 36,295,562 )		$36,303,067

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil—NYMEX, expires September 2019	612	$35,814,240	$(1,550,493)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	07/08/19	$(32,391,415)	$(3,234,411)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	07/08/19	(18,892,963)	(1,908,195)
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	07/08/19	(21,105,665)	(2,005,334)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	07/08/19	(8,748,167)	(831,294)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	07/08/19	(19,251,456)	(2,020,218)

Total Unrealized Depreciation				$(9,999,452)

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of June 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$424,765	$789,599	$786,536	$1,519,016

Expenses
Management fee	190,096	429,580	356,422	957,534
Brokerage commissions	18,872	16,521	28,502	28,502

Total expenses	208,968	446,101	384,924	986,036

Net investment income (loss)	215,797	343,498	401,612	532,980

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,994,174)	(5,767,297)	(5,183,906)	(8,129,986)
Swap agreements	12,117,296	(21,896,224)	6,151,869	(67,629,685)
Short-term U.S. government and agency obligations	1,200	545	1,200	358

Net realized gain (loss)	10,124,322	(27,662,976)	969,163	(75,759,313)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,408,268	(2,472,115)	(4,822,648)	(3,199,301)
Swap agreements	(3,960,062)	(19,170,175)	(30,646,178)	(3,161,058)
Short-term U.S. government and agency obligations	8,300	3,687	7,098	29,049

Change in net unrealized appreciation/depreciation	(2,543,494)	(21,638,603)	(35,461,728)	(6,331,310)

Net realized and unrealized gain (loss)	7,580,828	(49,301,579)	(34,492,565)	(82,090,623)

Net income (loss)	$7,796,625	$(48,958,081)	$(34,090,953)	$(81,557,643)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$75,826,687	$200,375,649	$114,377,311	$225,843,284

Addition of 4,850,000, 4,500,000, 8,250,000 and 8,700,000 shares, respectively	76,776,773	75,946,714	143,253,074	166,184,204
Redemption of 5,300,000, 2,650,000, 8,050,000 and 6,100,000 shares, respectively	(92,303,318)	(49,851,698)	(155,442,665)	(132,957,261)

Net addition (redemption) of (450,000), 1,850,000, 200,000 and 2,600,000 shares, respectively	(15,526,545)	26,095,016	(12,189,591)	33,226,943

Net investment income (loss)	215,797	343,498	401,612	532,980
Net realized gain (loss)	10,124,322	(27,662,976)	969,163	(75,759,313)
Change in net unrealized appreciation/depreciation	(2,543,494)	(21,638,603)	(35,461,728)	(6,331,310)

Net income (loss)	7,796,625	(48,958,081)	(34,090,953)	(81,557,643)

Shareholders’ equity, end of period	$68,096,767	$177,512,584	$68,096,767	$177,512,584

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(34,090,953)	$(81,557,643)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,262,653,154)	(4,309,513,192)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,254,901,091	4,390,983,509
Net amortization and accretion on short-term U.S. government and agency obligations	(575,172)	(1,446,300)
Net realized gain (loss) on investments	(1,200)	(358)
Change in unrealized appreciation/depreciation on investments	30,639,080	3,132,009
Decrease (Increase) in receivable on futures contracts	133,867	—
Decrease (Increase) in interest receivable	(15,625)	(35,781)
Increase (Decrease) in payable to Sponsor	(38,028)	(58,799)
Increase (Decrease) in payable on futures contracts	211,556	239,933
Increase (Decrease) in securities purchased payable	9,949,576	—

Net cash provided by (used in) operating activities	(1,538,962)	1,743,378

Cash flow from financing activities
Proceeds from addition of shares	167,079,837	160,958,045
Payment on shares redeemed	(155,442,665)	(132,957,261)

Net cash provided by (used in) financing activities	11,637,172	28,000,784

Net increase (decrease) in cash	10,098,210	29,744,162
Cash, beginning of period	39,972,133	3,688,091

Cash, end of period	$50,070,343	$33,432,253

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $799,110 and $299,715, respectively)	$799,226	$299,714
Cash	2,569,420	11,046,280
Segregated cash balances with brokers for futures contracts	475,471	7,709,942
Receivable on open futures contracts	1,740	3,096,239
Interest receivable	9,878	11,379

Total assets	3,855,735	22,163,554

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,321,588
Payable on open futures contracts	11,236	—
Payable to Sponsor	5,657	16,525

Total liabilities	16,893	4,338,113

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,838,842	17,825,441

Total liabilities and shareholders’ equity	$3,855,735	$22,163,554

Shares outstanding	124,832	824,832

Net asset value per share	$30.75	$21.61

Market value per share (Note 2)	$30.58	$21.22

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(21% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19	$800,000	$799,226

Total short-term U.S. government and agency obligations (cost $799,110)		$799,226

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires September 2019	336	$7,667,520	$(24,924)
^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$48,278	$15,929	$108,153	$31,067

Expenses
Management fee	20,378	12,902	49,069	29,447
Brokerage commissions	16,181	5,591	27,881	13,771

Total expenses	36,559	18,493	76,950	43,218

Net investment income (loss)	11,719	(2,564)	31,203	(12,151)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,449,841	(759,484)	14,769,166	(12,513)

Net realized gain (loss)	3,449,841	(759,484)	14,769,166	(12,513)

Change in net unrealized appreciation/depreciation on
Futures contracts	(546,368)	171,317	(10,862,913)	1,103,321
Short-term U.S. government and agency obligations	183	273	117	189

Change in net unrealized appreciation/depreciation	(546,185)	171,590	(10,862,796)	1,103,510

Net realized and unrealized gain (loss)	2,903,656	(587,894)	3,906,370	1,090,997

Net income (loss)	$2,915,375	$(590,458)	$3,937,573	$1,078,846

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$13,019,491	$5,352,309	$17,825,441	$6,902,743

Addition of 250,000, 100,000, 500,000 and 350,000 shares, respectively	6,919,017	4,089,518	11,032,627	13,141,010
Redemption of 700,000, 50,000, 1,200,000 and 350,000 shares, respectively	(19,015,041)	(2,104,520)	(28,956,799)	(14,375,750)

Net addition (redemption) of (450,000), 50,000, (700,000) and – shares, respectively	(12,096,024)	1,984,998	(17,924,172)	(1,234,740)

Net investment income (loss)	11,719	(2,564)	31,203	(12,151)
Net realized gain (loss)	3,449,841	(759,484)	14,769,166	(12,513)
Change in net unrealized appreciation/depreciation	(546,185)	171,590	(10,862,796)	1,103,510

Net income (loss)	2,915,375	(590,458)	3,937,573	1,078,846

Shareholders’ equity, end of period	$3,838,842	$6,746,849	$3,838,842	$6,746,849

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$3,937,573	$1,078,846
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(194,019,735)	(378,766,326)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	193,550,000	378,700,000
Net amortization and accretion on short-term U.S. government and agency obligations	(29,660)	(26,936)
Change in unrealized appreciation/depreciation on investments	(117)	(189)
Decrease (Increase) in receivable on futures contracts	3,094,499	(70,049)
Decrease (Increase) in interest receivable	1,501	(629)
Increase (Decrease) in payable to Sponsor	(10,868)	1,721
Increase (Decrease) in payable on futures contracts	11,236	(104,104)

Net cash provided by (used in) operating activities	6,534,429	812,334

Cash flow from financing activities
Proceeds from addition of shares	11,032,627	13,141,010
Payment on shares redeemed	(33,278,387)	(14,375,750)

Net cash provided by (used in) financing activities	(22,245,760)	(1,234,740)

Net increase (decrease) in cash	(15,711,331)	(422,406)
Cash, beginning of period	18,756,222	3,010,206

Cash, end of period	$3,044,891	$2,587,800

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $124,480,160 and $121,798,837, respectively)	$124,508,477	$121,801,685
Cash	11,083,533	33,215,995
Segregated cash balances with brokers for foreign currency forward contracts	—	3,138,000
Unrealized appreciation on foreign currency forward contracts	37,719	104,074
Interest receivable	28,165	15,999

Total assets	135,657,894	158,275,753

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,427,020
Payable to Sponsor	106,495	128,696
Unrealized depreciation on foreign currency forward contracts	977,928	1,599,878

Total liabilities	1,084,423	4,155,594

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	134,573,471	154,120,159

Total liabilities and shareholders’ equity	$135,657,894	$158,275,753

Shares outstanding	5,300,000	6,350,000

Net asset value per share	$25.39	$24.27

Market value per share (Note 2)	$25.34	$24.25

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19 †	$28,000,000	$27,972,893
2.421% due 08/01/19 †	15,000,000	14,973,909
2.370% due 08/29/19 †	11,000,000	10,962,142
2.263% due 09/12/19 †	32,000,000	31,865,680
2.061% due 09/26/19	9,000,000	8,955,304
2.140% due 11/07/19 †	30,000,000	29,778,549

Total short-term U.S. government and agency obligations (cost $124,480,160)		$124,508,477

Foreign Currency Forward Contracts
^

				Unrealized
				Appreciation
		Contract Amount	Contract Amount	(Depreciation)/
	Settlement Date	in Local Currency	in U.S. Dollars	Value
Contracts to Purchase
Euro with Goldman Sachs International	07/12/19	5,149,992	$5,860,696	$41,737
Euro with UBS AG	07/12/19	4,521,641	5,145,632	(4,018)

Total Unrealized Appreciation				$37,719

Contracts to Sell
Euro with Goldman Sachs International	07/12/19	(113,562,310)	$(129,234,023)	$(431,911)
Euro with UBS AG	07/12/19	(132,301,410)	(150,559,137)	(546,017)

Total Unrealized Depreciation				$(977,928)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$805,304	$783,229	$1,579,922	$1,401,213

Expenses
Management fee	334,048	460,782	674,193	910,637

Total expenses	334,048	460,782	674,193	910,637

Net investment income (loss)	471,256	322,447	905,729	490,576

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,947,377	22,934,693	5,276,619	4,011,451
Short-term U.S. government and agency obligations	(7)	(47)	(7)	(228)

Net realized gain (loss)	1,947,370	22,934,646	5,276,612	4,011,223

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(3,873,835)	(342,410)	555,595	9,744,219
Short-term U.S. government and agency obligations	30,086	7,576	25,469	27,895

Change in net unrealized appreciation/depreciation	(3,843,749)	(334,834)	581,064	9,772,114

Net realized and unrealized gain (loss)	(1,896,379)	22,599,812	5,857,676	13,783,337

Net income (loss)	$(1,425,123)	$22,922,259	$6,763,405	$14,273,913

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$151,445,608	$188,023,376	$154,120,159	$202,548,197

Addition of 100,000, 500,000, 350,000 and 1,000,000 shares, respectively	2,529,264	10,395,663	8,834,696	20,753,604
Redemption of 700,000, 1,950,000, 1,400,000 and 2,750,000 shares, respectively	(17,976,278)	(43,607,037)	(35,144,789)	(59,841,453)

Net addition (redemption) of (600,000), (1,450,000), (1,050,000) and (1,750,000) shares, respectively	(15,447,014)	(33,211,374)	(26,310,093)	(39,087,849)

Net investment income (loss)	471,256	322,447	905,729	490,576
Net realized gain (loss)	1,947,370	22,934,646	5,276,612	4,011,223
Change in net unrealized appreciation/depreciation	(3,843,749)	(334,834)	581,064	9,772,114

Net income (loss)	(1,425,123)	22,922,259	6,763,405	14,273,913

Shareholders’ equity, end of period	$134,573,471	$177,734,261	$134,573,471	$177,734,261

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$6,763,405	$14,273,913
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,268,345,577)	(2,811,305,567)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,267,088,249	2,875,785,199
Net amortization and accretion on short-term U.S. government and agency obligations	(1,424,002)	(1,334,784)
Net realized gain (loss) on investments	7	228
Change in unrealized appreciation/depreciation on investments	(581,064)	(9,772,114)
Decrease (Increase) in interest receivable	(12,166)	(37,642)
Increase (Decrease) in payable to Sponsor	(22,201)	(23,307)

Net cash provided by (used in) operating activities	3,466,651	67,585,926

Cash flow from financing activities
Proceeds from addition of shares	8,834,696	20,753,604
Payment on shares redeemed	(37,571,809)	(59,841,453)

Net cash provided by (used in) financing activities	(28,737,113)	(39,087,849)

Net increase (decrease) in cash	(25,270,462)	28,498,077
Cash, beginning of period	36,353,995	4,293,895

Cash, end of period	$11,083,533	$32,791,972

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $11,958,472 and $3,989,775, respectively)	$11,960,240	$3,989,563
Cash	7,047,333	12,563,184
Segregated cash balances with brokers for futures contracts	382,000	38,148
Segregated cash balances with brokers for forward agreements	—	2,502,000
Receivable on open futures contracts	—	1,700
Interest receivable	9,555	10,500

Total assets	19,399,128	19,105,095

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	44,120	—
Payable to Sponsor	12,701	15,312
Unrealized depreciation on swap agreements	1,183,904	—
Unrealized depreciation on forward agreements	—	990,786

Total liabilities	1,240,725	1,006,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,158,403	18,098,997

Total liabilities and shareholders’ equity	$19,399,128	$19,105,095

Shares outstanding	296,977	246,978

Net asset value per share	$61.14	$73.28

Market value per share (Note 2)	$61.10	$72.84

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.421% due 08/01/19 †	$1,000,000	$998,261
2.339% due 08/15/19 †	7,000,000	6,981,844
2.061% due 09/26/19	4,000,000	3,980,135

Total short-term U.S. government and agency obligations (cost $11,958,472)		$11,960,240

Futures Contracts Sold

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Gold Futures—COMEX, expires August 2019	91	$12,864,670	$(319,628)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/08/19	$(9,390,533)	$(472,961)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	07/08/19	(7,443,910)	(374,705)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/08/19	(6,675,900)	(336,238)

Total Unrealized Depreciation				$(1,183,904)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$102,278	$114,979	$197,489	$205,123

Expenses
Management fee	48,056	67,143	95,018	134,889
Brokerage commissions	1,640	8	2,418	28

Total expenses	49,696	67,151	97,436	134,917

Net investment income (loss)	52,582	47,828	100,053	70,206

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(665,001)	1,160	(677,942)	(6,140)
Swap agreements	(1,236,071)	—	(1,273,885)	—
Forward agreements	—	1,571,760	(1,118,149)	(1,690,815)
Short-term U.S. government and agency obligations	337	24	337	152

Net realized gain (loss)	(1,900,735)	1,572,944	(3,069,639)	(1,696,803)

Change in net unrealized appreciation/depreciation on
Futures contracts	(357,062)	14,640	(287,848)	20,540
Swap agreements	(1,001,817)	—	(1,183,904)	—
Forward agreements	—	1,864,830	990,786	3,764,869
Short-term U.S. government and agency obligations	1,867	1,859	1,980	4,028

Change in net unrealized appreciation/depreciation	(1,357,012)	1,881,329	(478,986)	3,789,437

Net realized and unrealized gain (loss)	(3,257,747)	3,454,273	(3,548,625)	2,092,634

Net income (loss)	$(3,205,165)	$3,502,101	$(3,448,572)	$2,162,840

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$21,506,707	$30,009,467	$18,098,997	$31,497,410

Addition of 300,000, 50,000, 400,000 and 250,000 shares, respectively	21,408,838	3,225,178	28,645,711	16,527,151
Redemption of 300,000, 150,000, 350,001 and 350,000 shares, respectively	(21,551,977)	(10,488,745)	(25,137,733)	(23,939,400)

Net addition (redemption) of –, (100,000), 49,999 and (100,000) shares, respectively	(143,139)	(7,263,567)	3,507,978	(7,412,249)

Net investment income (loss)	52,582	47,828	100,053	70,206
Net realized gain (loss)	(1,900,735)	1,572,944	(3,069,639)	(1,696,803)
Change in net unrealized appreciation/depreciation	(1,357,012)	1,881,329	(478,986)	3,789,437

Net income (loss)	(3,205,165)	3,502,101	(3,448,572)	2,162,840

Shareholders’ equity, end of period	$18,158,403	$26,248,001	$18,158,403	$26,248,001

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(3,448,572)	$2,162,840
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(321,841,257)	(879,165,918)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	313,978,906	888,398,356
Net amortization and accretion on short-term U.S. government and agency obligations	(106,009)	(205,092)
Net realized gain (loss) on investments	(337)	(152)
Change in unrealized appreciation/depreciation on investments	191,138	(3,768,897)
Decrease (Increase) in receivable on futures contracts	1,700	—
Decrease (Increase) in interest receivable	945	—
Increase (Decrease) in payable to Sponsor	(2,611)	(3,228)
Increase (Decrease) in payable on futures contracts	44,120	(1,720)

Net cash provided by (used in) operating activities	(11,181,977)	7,416,189

Cash flow from financing activities
Proceeds from addition of shares	28,645,711	16,527,151
Payment on shares redeemed	(25,137,733)	(23,939,400)

Net cash provided by (used in) financing activities	3,507,978	(7,412,249)

Net increase (decrease) in cash	(7,673,999)	3,940
Cash, beginning of period	15,103,332	1,035,445

Cash, end of period	$7,429,333	$1,039,385

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $8,579,058 and $3,294,789, respectively)	$8,581,149	$3,294,766
Cash	5,951,967	5,677,665
Segregated cash balances with brokers for futures contracts	226,800	44,431
Segregated cash balances with brokers for forward agreements	—	4,554,000
Interest receivable	7,396	7,847

Total assets	14,767,312	13,578,709

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	22,843	5,720
Payable to Sponsor	11,875	11,115
Unrealized depreciation on swap agreements	706,553	—
Unrealized depreciation on forward agreements	—	1,793,011

Total liabilities	741,271	1,809,846

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,026,041	11,768,863

Total liabilities and shareholders’ equity	$14,767,312	$13,578,709

Shares outstanding	366,976	316,976

Net asset value per share	$38.22	$37.13

Market value per share (Note 2)	$38.18	$37.10

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 61 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407 % due 07/18/19 †	$1,600,000	$1,598,451
2.421% due 08/01/19	1,000,000	998,260
2.339% due 08/15/19 †	6,000,000	5,984,438

Total short-term U.S. government and agency obligations (cost $8,579,058)		$8,581,149

Futures Contracts Sold

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Silver Futures—COMEX, expires September 2019	60	$4,602,299	$(64,311)

Total
Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/08/19	$(8,558,305)	$(234,050)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	07/08/19	(7,593,488)	(179,963)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/08/19	(7,293,546)	(292,540)

Total Unrealized Depreciation				$(706,553)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of June 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income
Interest	$86,447	$84,825	$156,561	$143,417

Expenses
Management fee	41,444	51,734	78,655	97,129
Brokerage commissions	2,826	16	4,175	26

Total expenses	44,270	51,750	82,830	97,155

Net investment income (loss)	42,177	33,075	73,731	46,262

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	351,043	(2,018)	146,509	1,982
Swap agreements	118,410	—	1,077,300	—
Forward agreements	—	336,503	(2,144,498)	(1,264,338)
Short-term U.S. government and agency obligations	78	—	78	(2,032)

Net realized gain (loss)	469,531	334,485	(920,611)	(1,264,388)

Change in net unrealized appreciation/depreciation on
Futures contracts	(462,919)	4,050	(19,394)	9,620
Swap agreements	(605,662)	—	(706,553)	—
Forward agreements	—	471,242	1,793,011	3,168,948
Short-term U.S. government and agency obligations	2,292	1,498	2,114	4,272

Change in net unrealized appreciation/depreciation	(1,066,289)	476,790	1,069,178	3,182,840

Net realized and unrealized gain (loss)	(596,758)	811,275	148,567	1,918,452

Net income (loss)	$(554,581)	$844,350	$222,298	$1,964,714

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$20,253,916	$20,934,105	$11,768,863	$14,806,259

Addition of 250,000, 200,000, 550,000 and 650,000 shares, respectively	10,504,977	6,367,292	21,734,371	21,143,589
Redemption of 400,000, 150,000, 500,000 and 450,000 shares, respectively	(16,178,271)	(4,952,967)	(19,699,491)	(14,721,782)

Net addition (redemption) of (150,000), 50,000, 50,000 and 200,000 shares, respectively	(5,673,294)	1,414,325	2,034,880	6,421,807

Net investment income (loss)	42,177	33,075	73,731	46,262
Net realized gain (loss)	469,531	334,485	(920,611)	(1,264,388)
Change in net unrealized appreciation/depreciation	(1,066,289)	476,790	1,069,178	3,182,840

Net income (loss)	(554,581)	844,350	222,298	1,964,714

Shareholders’ equity, end of period	$14,026,041	$23,192,780	$14,026,041	$23,192,780

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$222,298	$1,964,714
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(242,535,041)	(457,648,458)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	237,338,927	456,171,519
Net amortization and accretion on short-term U.S. government and agency obligations	(88,077)	(143,385)
Net realized gain (loss) on investments	(78)	2,032
Change in unrealized appreciation/depreciation on investments	(1,088,572)	(3,173,220)
Decrease (Increase) in interest receivable	451	—
Increase (Decrease) in payable to Sponsor	760	(724)
Increase (Decrease) in payable on futures contracts	17,123	(650)

Net cash provided by (used in) operating activities	(6,132,209)	(2,828,172)

Cash flow from financing activities
Proceeds from addition of shares	21,734,371	21,143,589
Payment on shares redeemed	(19,699,491)	(17,893,559)

Net cash provided by (used in) financing activities	2,034,880	3,250,030

Net increase (decrease) in cash	(4,097,329)	421,858
Cash, beginning of period	10,276,096	1,363,644

Cash, end of period	$6,178,767	$1,785,502

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $40,063,033 and $34,950,807, respectively)	$40,073,876	$34,951,229
Cash	8,056,005	21,879,254
Segregated cash balances with brokers for foreign currency forward contracts	—	1,691,000
Unrealized appreciation on foreign currency forward contracts	—	678,152
Interest receivable	19,958	14,973

Total assets	48,149,839	59,214,608

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	37,691	49,037
Unrealized depreciation on foreign currency forward contracts	416,803	3,801,896

Total liabilities	454,494	3,850,933

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	47,695,345	55,363,675

Total liabilities and shareholders’ equity	$48,149,839	$59,214,608

Shares outstanding	649,290	749,290

Net asset value per share	$73.46	$73.89

Market value per share (Note 2)	$73.46	$73.86

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19 †	$3,200,000	$3,196,902
2.421% due 08/01/19 †	1,000,000	998,261
2.409% due 08/15/19 †	21,000,000	20,945,532
2.370% due 08/29/19 †	1,000,000	996,558
2.263% due 09/12/19 †	8,000,000	7,966,420
2.061% due 09/26/19 †	6,000,000	5,970,203

Total short-term U.S. government and agency obligations (cost $40,063,033)		$40,073,876

Foreign Currency Forward Contracts
^

				Unrealized
		Contract Amount	Contract Amount	Appreciation
	Settlement Date	in Local Currency	in U.S. Dollars	(Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/12/19	322,672,886	$2,995,195	$(9,973)

Total Unrealized Depreciation				$(9,973)

Contracts to Sell
Yen with Goldman Sachs International	07/12/19	(5,474,654,493)	$(50,818,217)	$(213,137)
Yen with UBS AG	07/12/19	(5,105,752,383)	(47,393,901)	(193,693)

Total Unrealized Depreciation				$(406,830)
Total Unrealized Depreciation				$(416,803)

†	All or partial amount pledged as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of June 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income
Interest	$298,433	$358,903	$590,801	$671,423

Expenses
Management fee	122,990	207,241	247,784	438,360

Total expenses	122,990	207,241	247,784	438,360

Net investment income (loss)	175,443	151,662	343,017	233,063

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,600,562)	8,333,424	(2,943,970)	(2,918,979)
Short-term U.S. government and agency obligations	—	—	(72)	3

Net realized gain (loss)	(2,600,562)	8,333,424	(2,944,042)	(2,918,976)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	273,224	(417,848)	2,706,941	(833,945)
Short-term U.S. government and agency obligations	10,458	2,983	10,421	15,236

Change in net unrealized appreciation/depreciation	283,682	(414,865)	2,717,362	(818,709)

Net realized and unrealized gain (loss)	(2,316,880)	7,918,559	(226,680)	(3,737,685)

Net income (loss)	$(2,141,437)	$8,070,221	$116,337	$(3,504,622)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$49,650,541	$87,308,862	$55,363,675	$131,077,453

Addition of 50,000, 50,000, 450,000 and 100,000 shares, respectively	3,859,717	3,561,927	34,403,213	7,078,646
Redemption of 50,000, 200,000, 550,000 and 700,000 shares, respectively	(3,673,476)	(14,483,465)	(42,187,880)	(50,193,932)

Net addition (redemption) of –, (150,000), (100,000) and (600,000) shares, respectively	186,241	(10,921,538)	(7,784,667)	(43,115,286)

Net investment income (loss)	175,443	151,662	343,017	233,063
Net realized gain (loss)	(2,600,562)	8,333,424	(2,944,042)	(2,918,976)
Change in net unrealized appreciation/depreciation	283,682	(414,865)	2,717,362	(818,709)

Net income (loss)	(2,141,437)	8,070,221	116,337	(3,504,622)

Shareholders’ equity, end of period	$47,695,345	$84,457,545	$47,695,345	$84,457,545

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$116,337	$(3,504,622)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(601,357,534)	(1,614,516,187)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	596,730,872	1,666,199,781
Net amortization and accretion on short-term U.S. government and agency obligations	(485,636)	(671,139)
Net realized gain (loss) on investments	72	(3)
Change in unrealized appreciation/depreciation on investments	(2,717,362)	818,709
Decrease (Increase) in interest receivable	(4,985)	(284)
Increase (Decrease) in payable to Sponsor	(11,346)	(39,284)

Net cash provided by (used in) operating activities	(7,729,582)	48,286,971

Cash flow from financing activities
Proceeds from addition of shares	34,403,213	7,078,646
Payment on shares redeemed	(42,187,880)	(53,953,915)

Net cash provided by (used in) financing activities	(7,784,667)	(46,875,269)

Net increase (decrease) in cash	(15,514,249)	1,411,702
Cash, beginning of period	23,570,254	1,582,684

Cash, end of period	$8,056,005	$2,994,386

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $18,721,741 and $–, respectively)	$18,728,205	$—
Cash	12,453,474	48,860,400
Segregated cash balances with brokers for futures contracts	7,222,800	8,682,024
Interest receivable	28,786	29,104

Total assets	38,433,265	57,571,528

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	674,832
Payable on open futures contracts	653,972	565,495
Payable to Sponsor	22,884	32,080

Total liabilities	676,856	1,272,407

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	37,756,409	56,299,121

Total liabilities and shareholders’ equity	$38,433,265	$57,571,528

Shares outstanding	1,762,403	2,112,403

Net asset value per share	$21.42	$26.65

Market value per share (Note 2)	$21.63	$26.74

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.407% due 07/18/19	$800,000	$799,226
2.370% due 08/29/19	6,000,000	5,979,350
2.263% due 09/12/19	12,000,000	11,949,629

Total short-term U.S. government and agency obligations (cost $18,721,741)		$18,728,205

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—CBOE, expires October 2019	428	$7,308,100	$24,233
VIX Futures—CBOE, expires November 2019	739	12,618,425	(210,775)
VIX Futures—CBOE, expires December 2019	739	12,433,675	(404,425)
VIX Futures—CBOE, expires January 2020	311	5,388,075	(82,715)

Total Unrealized Depreciation			$(673,682)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$225,718	$48,342	$491,131	$110,046

Expenses
Management fee	82,759	42,445	188,570	97,404
Brokerage commissions	9,353	3,126	19,689	14,358

Total expenses	92,112	45,571	208,259	111,762

Net investment income (loss)	133,606	2,771	282,872	(1,716)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,853,271)	247,018	(7,055,291)	3,967,454
Short-term U.S. government and agency obligations	8	—	8	—

Net realized gain (loss)	(2,853,263)	247,018	(7,055,283)	3,967,454

Change in net unrealized appreciation/depreciation on
Futures contracts	1,993,991	(3,080,525)	(4,431,788)	1,837,040
Short-term U.S. government and agency obligations	7,134	911	6,464	(187)

Change in net unrealized appreciation/depreciation	2,001,125	(3,079,614)	(4,425,324)	1,836,853

Net realized and unrealized gain (loss)	(852,138)	(2,832,596)	(11,480,607)	5,804,307

Net income (loss)	$(718,532)	$(2,829,825)	$(11,197,735)	$5,802,591

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$51,126,469	$24,945,408	$56,299,121	$26,347,948

Addition of 275,000, 100,000, 775,000 and 650,000 shares, respectively	5,983,730	2,379,120	17,352,765	14,069,811
Redemption of 875,000, 175,000, 1,125,000 and 1,025,000 shares, respectively	(18,635,258)	(4,630,011)	(24,697,742)	(26,355,658)

Net addition (redemption) of (600,000), (75,000), (350,000) and (375,000) shares, respectively	(12,651,528)	(2,250,891)	(7,344,977)	(12,285,847)

Net investment income (loss)	133,606	2,771	282,872	(1,716)
Net realized gain (loss)	(2,853,263)	247,018	(7,055,283)	3,967,454
Change in net unrealized appreciation/depreciation	2,001,125	(3,079,614)	(4,425,324)	1,836,853

Net income (loss)	(718,532)	(2,829,825)	(11,197,735)	5,802,591

Shareholders’ equity, end of period	$37,756,409	$19,864,692	$37,756,409	$19,864,692

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(11,197,735)	$5,802,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,129,300,462)	(716,928,015)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,110,779,598	738,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(200,869)	(78,657)
Net realized gain (loss) on investments	(8)	—
Change in unrealized appreciation/depreciation on investments	(6,464)	187
Decrease (Increase) in receivable on futures contracts	—	138,249
Decrease (Increase) in interest receivable	318	(17,457)
Increase (Decrease) in payable to Sponsor	(9,196)	(9,718)
Increase (Decrease) in payable on futures contracts	88,477	63,112

Net cash provided by (used in) operating activities	(29,846,341)	26,970,292

Cash flow from financing activities
Proceeds from addition of shares	17,352,765	14,069,811
Payment on shares redeemed	(25,372,574)	(27,413,967)

Net cash provided by (used in) financing activities	(8,019,809)	(13,344,156)

Net increase (decrease) in cash	(37,866,150)	13,626,136
Cash, beginning of period	57,542,424	6,266,358

Cash, end of period	$19,676,274	$19,892,494

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $146,608,038 and $114,780,333, respectively)	$146,645,362	$114,785,002
Cash	46,228,507	23,538,353
Segregated cash balances with brokers for futures contracts	52,499,037	15,855,066
Receivable on open futures contracts	4,664,017	912,016
Interest receivable	146,295	16,966

Total assets	250,183,218	155,107,403

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	9,603,190	5,489,302
Payable to Sponsor	106,900	70,986

Total liabilities	9,710,090	5,560,288

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	240,473,128	149,547,115

Total liabilities and shareholders’ equity	$250,183,218	$155,107,403

Shares outstanding	11,526,317	3,876,317

Net asset value per share	$20.86	$38.58

Market value per share (Note 2)	$21.40	$38.61

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.422% due 07/18/19 †	$25,200,000	$25,175,604
2.421% due 08/01/19 †	32,000,000	31,944,339
2.409% due 08/15/19	24,000,000	23,937,751
2.370% due 08/29/19	19,000,000	18,934,608
2.140% due 11/07/19	47,000,000	46,653,060

Total short-term U.S. government and agency obligations (cost $146,608,038)		$146,645,362

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—CBOE, expires July 2019	8,727	$135,486,675	$(13,383,744)
VIX Futures—CBOE, expires August 2019	6,343	105,135,225	(2,350,998)

Total Unrealized Depreciation			$(15,734,742)

†	All or partial amount pledged as collateral for futures contracts.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$1,284,160	$235,501	$2,136,366	$512,029

Expenses
Management fee	486,543	222,320	848,246	474,707
Brokerage commissions	70,747	30,172	83,182	101,471
Brokerage fees	2,268	—	3,634	268

Total expenses	559,558	252,492	935,062	576,446

Net investment income (loss)	724,602	(16,991)	1,201,304	(64,417)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(11,288,249)	(23,529,528)	(66,194,833)	53,747,452
Short-term U.S. government and agency obligations	1,729	—	1,729	(1,993)

Net realized gain (loss)	(11,286,520)	(23,529,528)	(66,193,104)	53,745,459

Change in net unrealized appreciation/depreciation on
Futures contracts	(11,833,396)	177,711	(33,113,187)	14,188,337
Short-term U.S. government and agency obligations	37,095	911	32,655	10,166

Change in net unrealized appreciation/depreciation	(11,796,301)	178,622	(33,080,532)	14,198,503

Net realized and unrealized gain (loss)	(23,082,821)	(23,350,906)	(99,273,636)	67,943,962

Net income (loss)	$(22,358,219)	$(23,367,897)	$(98,072,332)	$67,879,545

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$203,503,203	$112,385,324	$149,547,115	$137,741,560

Addition of 5,900,000, 1,800,000, 12,125,000 and 3,675,000 shares, respectively	129,284,145	54,687,884	303,419,296	117,124,341
Redemption of 2,825,000, 875,000, 4,475,000 and 5,825,000 shares, respectively	(69,956,001)	(29,607,381)	(114,420,951)	(208,647,516)

Net addition (redemption) of 3,075,000, 925,000, 7,650,000 and (2,150,000) shares, respectively	59,328,144	25,080,503	188,998,345	(91,523,175)

Net investment income (loss)	724,602	(16,991)	1,201,304	(64,417)
Net realized gain (loss)	(11,286,520)	(23,529,528)	(66,193,104)	53,745,459
Change in net unrealized appreciation/depreciation	(11,796,301)	178,622	(33,080,532)	14,198,503

Net income (loss)	(22,358,219)	(23,367,897)	(98,072,332)	67,879,545

Shareholders’ equity, end of period	$240,473,128	$114,097,930	$240,473,128	$114,097,930

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(98,072,332)	$67,879,545
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,341,150,168)	(3,094,662,941)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,310,835,959	3,207,914,328
Net amortization and accretion on short-term U.S. government and agency obligations	(1,511,767)	(396,663)
Net realized gain (loss) on investments	(1,729)	1,993
Change in unrealized appreciation/depreciation on investments	(32,655)	(10,166)
Decrease (Increase) in receivable on futures contracts	(3,752,001)	250,108
Decrease (Increase) in interest receivable	(129,329)	(34,133)
Increase (Decrease) in payable to Sponsor	35,914	(10,721)
Increase (Decrease) in payable on futures contracts	4,113,888	3,991,234

Net cash provided by (used in) operating activities	(129,664,220)	184,922,584

Cash flow from financing activities
Proceeds from addition of shares	303,419,296	117,124,341
Payment on shares redeemed	(114,420,951)	(212,079,229)

Net cash provided by (used in) financing activities	188,998,345	(94,954,888)

Net increase (decrease) in cash	59,334,125	89,967,696
Cash, beginning of period	39,393,419	3,715,132

Cash, end of period	$98,727,544	$93,682,828

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,192,751,285 and $785,069,552, respectively)	$1,193,036,715	$785,085,860
Cash	416,659,547	729,259,407
Segregated cash balances with brokers for futures contracts	540,949,980	272,501,850
Segregated cash balances with brokers for forward agreements	—	37,374,000
Segregated cash balances with brokers for foreign currency forward contracts	1,403,000	6,057,000
Segregated cash balances with brokers for swap agreements	14,053,000	53,486,000
Unrealized appreciation on swap agreements	77,470,476	20,646,726
Unrealized appreciation on forward agreements	—	30,555,018
Unrealized appreciation on foreign currency forward contracts	129,105	1,023,384
Receivable from capital shares sold	18,342,334	54,572,979
Receivable on open futures contracts	104,371,035	79,899,070
Interest receivable	1,371,676	555,187

Total assets	2,367,786,868	2,071,016,481

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,764,084	11,136,094
Payable on open futures contracts	44,937,448	32,074,054
Payable to Sponsor	1,689,994	1,541,554
Unrealized depreciation on swap agreements	14,104,222	74,098,074
Unrealized depreciation on forward agreements	—	2,783,797
Unrealized depreciation on foreign currency forward contracts	1,396,679	5,407,883
Securities purchased payable	9,949,576	—
Non-recurring fees and expenses payable	45,949	—

Total liabilities	84,887,952	127,041,456

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,282,898,916	1,943,975,025

Total liabilities and shareholders’ equity	$2,367,786,868	$2,071,016,481

Shares outstanding	85,792,767	75,842,768

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest	$12,441,899	$7,534,434	$22,661,481	$14,858,313
Expenses
Management fee	5,590,948	5,975,995	10,865,254	12,657,056
Brokerage commissions	1,343,088	1,168,489	2,279,692	3,565,232
Brokerage fees	2,268	120,133	3,725	147,190
Offering costs	—	—	—	105,643
Limitation by Sponsor	—	—	—	(27,133)
Non-recurring fees and expenses	—	—	426,058	—

Total expenses	6,936,304	7,264,617	13,574,729	16,447,988

Net investment income (loss)	5,505,595	269,817	9,086,752	(1,589,675)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(52,045,375)	(78,767,295)	(193,698,394)	(1,480,044,810)
Swap agreements	(26,503,275)	(33,772,186)	(13,336,438)	43,335,610
Forward agreements	—	(9,427,913)	33,894,330	7,162,379
Foreign currency forward contracts	(614,501)	29,858,381	2,066,753	805,799
Short-term U.S. government and agency obligations	8,687	3,515	8,934	(271,404)

Net realized gain (loss)	(79,154,464)	(92,105,498)	(171,064,815)	(1,429,012,426)

Change in net unrealized appreciation/depreciation on
Futures contracts	(56,589,018)	24,097,957	(30,587,778)	54,193,458
Swap agreements	22,108,816	39,843,849	116,817,602	17,293,931
Forward agreements	—	(7,487,970)	(27,771,221)	(39,749,479)
Foreign currency forward contracts	(3,408,149)	(691,879)	3,116,925	8,484,633
Short-term U.S. government and agency obligations	303,278	17,578	269,122	260,112

Change in net unrealized appreciation/depreciation	(37,585,073)	55,779,535	61,844,650	40,482,655

Net realized and unrealized gain (loss)	(116,739,537)	(36,325,963)	(109,220,165)	(1,388,529,771)

Net income (loss)	$(111,233,942)	$(36,056,146)	$(100,133,413)	$(1,390,119,446)

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$2,454,119,778	$2,524,889,638	$1,943,975,025	$2,947,278,212

Addition of 41,775,000, 18,995,000, 75,650,000 and 58,002,500 shares, respectively	1,089,445,005	788,117,692	2,297,433,693	4,171,496,467
Redemption of 38,300,000, 21,897,510, 65,700,001 and 62,947,888 shares, respectively	(1,149,431,925)	(897,789,534)	(1,858,376,389)	(3,349,493,583)

Net addition (redemption) of 3,475,000, (2,902,510), 9,949,999 and (4,945,388) shares, respectively	(59,986,920)	(109,671,842)	439,057,304	822,002,884

Net investment income (loss)	5,505,595	269,817	9,086,752	(1,589,675)
Net realized gain (loss)	(79,154,464)	(92,105,498)	(171,064,815)	(1,429,012,426)
Change in net unrealized appreciation/depreciation	(37,585,073)	55,779,535	61,844,650	40,482,655

Net income (loss)	(111,233,942)	(36,056,146)	(100,133,413)	(1,390,119,446)

Shareholders’ equity, end of period	$2,282,898,916	$2,379,161,650	$2,282,898,916	$2,379,161,650

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(100,133,413)	$(1,390,119,446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(24,165,419,304)	(48,849,204,384)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	23,771,662,537	50,007,465,069
Net amortization and accretion on short-term U.S. government and agency obligations	(13,916,032)	(12,882,840)
Net realized gain (loss) on investments	(8,934)	271,404
Change in unrealized appreciation/depreciation on investments	(92,432,428)	13,710,803
Decrease (Increase) in receivable on futures contracts	(24,471,965)	(77,942,123)
Decrease (Increase) in receivable in Limitation by Sponsor	—	59,651
Decrease (Increase) in interest receivable	(816,489)	(344,890)
Amortization of offering costs	—	105,643
Increase (Decrease) in payable to Sponsor	148,440	(589,486)
Increase (Decrease) in payable on futures contracts	12,863,394	15,168,788
Increase (Decrease) in payable to Broker	—	19,297
Increase (Decrease) in securities purchased payable	9,949,576	—
Increase (Decrease) in non-recurring fees and expenses payable	45,949	—

Net cash provided by (used in) operating activities	(602,528,669)	(294,282,514)

Cash flow from financing activities
Proceeds from addition of shares	2,333,664,338	4,165,181,831
Payment on shares redeemed	(1,856,748,399)	(3,381,451,304)

Net cash provided by (used in) financing activities	476,915,939	783,730,527

Net increase (decrease) in cash	(125,612,730)	489,448,013
Cash, beginning of period	1,098,678,257	483,772,745

Cash, end of period	$973,065,527	$973,220,758

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
June 30, 2019
(unaudited)
NOTE 1 – ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2019, the following twenty
series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
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
Shares at an aggregate purchase price of $
350
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
Each Short Fund seeks daily investment results, before fees and expenses, that correspond to either one-half
the inverse
(-0.5x)
or the inverse
(-1x)
of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of its corresponding benchmark. Each UltraPro Short Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half
times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each UltraPro Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that over time, match the performance of the corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.
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

Share Splits and Reverse Share Splits
The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2018. There were no Share splits or reverse Share splits for the Funds during the six months ended June 30, 2019. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fun d	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra Bloomberg Natural Gas	March 19, 2018	1-for-5 reverse Share split	March 20, 2018
ProShares UltraPro 3x Short Crude Oil ETF	March 19, 2018	1-for-4 reverse Share split	March 20, 2018
ProShares Short VIX Short-Term Futures ETF	September 17, 2018	1-for-4 reverse Share split	September 18, 2018
ProShares Ultra VIX Short-Term Futures ETF	September 17, 2018	1-for-5 reverse Share split	September 18, 2018

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

Statement of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2019 and 2018, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2019
were typi
cally as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	1:00 p.m.	1:25 p.m.	June 28, 2019
UltraShort Gold, Ultra Gold	1:00 p.m.	1:30 p.m.	June 28, 2019
UltraShort Bloomberg Crude Oil,
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	June 28, 2019
UltraPro 3x Short Crude Oil ETF,
UltraPro 3x Crude Oil ETF,
UltraShort Bloomberg Natural Gas,
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 28, 2019
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	June 28, 2019
Short Euro,
UltraShort Euro,
Ultra Euro	3:00 p.m.	4:00 p.m.	June 28, 2019
UltraShort Yen,
Ultra Yen	3:00 p.m.	4:00 p.m.	June 28, 2019
VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 28, 2019
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 28, 2019

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2019.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2019.
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

The following table summarizes the valuation of investments at June 30, 2019 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short- Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$14,937,038	$(79,002)	$—	$—	$14,858,036
ProShares Short VIX Short-Term Futures ETF	76,963,912	12,638,962	—	—	89,602,874
ProShares Ultra Bloomberg Crude Oil	305,730,594	6,728,620	—	63,955,500	376,414,714
ProShares Ultra Bloomberg Natural Gas	7,976,263	(649,373)	—	—	7,326,890
ProShares Ultra Euro	—	—	41,023	—	41,023
ProShares Ultra Gold	66,365,963	2,832,628	—	6,364,233	75,562,824
ProShares Ultra Silver	133,145,398	1,078,226	—	7,150,743	141,374,367

ProShares Ultra VIX Short-Term Futures ETF	$115,356,906	$(45,265,787)	$—	$(2,214,313)	$67,876,806
ProShares Ultra Yen	3,980,135	—	48,415	—	4,028,550
ProShares UltraPro 3x Crude Oil ETF	71,605,262	27,473,374	—	—	99,078,636
ProShares UltraPro 3x Short Crude Oil ETF	6,389,016	(3,553,108)	—	—	2,835,908
ProShares UltraShort Australian Dollar	2,986,626	(140,176)	—	—	2,846,450
ProShares UltraShort Bloomberg Crude Oil	36,303,067	(1,550,493)	—	(9,999,452)	24,753,122
ProShares UltraShort Bloomberg Natural Gas	799,226	(24,924)	—	—	774,302
ProShares UltraShort Euro	124,508,477	—	(940,209)	—	123,568,268
ProShares UltraShort Gold	11,960,240	(319,628)	—	(1,183,904)	10,456,708
ProShares UltraShort Silver	8,581,149	(64,311)	—	(706,553)	7,810,285
ProShares UltraShort Yen	40,073,876	—	(416,803)	—	39,657,073
ProShares VIX Mid-Term Futures ETF	18,728,205	(673,682)	—	—	18,054,523
ProShares VIX Short-Term Futures ETF	146,645,362	(15,734,742)	—	—	130,910,620

Total Trust	$1,193,036,715	$(17,303,416)	$(1,267,574)	$63,366,254	$1,237,831,979

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2018 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$599,429	$(43,281)	$—	$—	$—	$556,148
ProShares Short VIX Short-Term Futures ETF	—	(14,476,201)	—	—	—	(14,476,201)
ProShares Ultra Bloomberg Crude Oil	280,502,900	(14,040,301)	—	—	(72,767,125)	193,695,474
ProShares Ultra Bloomberg Natural Gas	8,380,427	(10,323,163)	—	—	—	(1,942,736)
ProShares Ultra Euro	1,496,658	—	—	57,938	—	1,554,596
ProShares Ultra Gold	41,941,734	72,670	4,253,301	—	—	46,267,705
ProShares Ultra Silver	123,795,806	340,736	26,301,717	—	—	150,438,259
ProShares Ultra VIX Short-Term Futures ETF	—	32,503,965	—	—	(1,330,949)	31,173,016
ProShares Ultra Yen	—	—	—	177,111	—	177,111
ProShares UltraPro 3x Crude Oil ETF	20,979,876	(23,451,361)	—	—	—	(2,471,485)
ProShares UltraPro 3x Short Crude Oil ETF	—	7,019,475	—	—	—	7,019,475

ProShares UltraShort Australian Dollar	299,537	511,825	—	—	—	811,362
ProShares UltraShort Bloomberg Crude Oil	$27,967,534	$3,272,155	$—	$—	$20,646,726	$51,886,415
ProShares UltraShort Bloomberg Natural Gas	299,714	10,837,989	—	—	—	11,137,703
ProShares UltraShort Euro	121,801,685	—	—	(1,495,804)	—	120,305,881
ProShares UltraShort Gold	3,989,563	(31,780)	(990,786)	—	—	2,966,997
ProShares UltraShort Silver	3,294,766	(44,917)	(1,793,011)	—	—	1,456,838
ProShares UltraShort Yen	34,951,229	—	—	(3,123,744)	—	31,827,485
ProShares VIX Mid-Term Futures ETF	—	3,758,106	—	—	—	3,758,106
ProShares VIX Short-Term Futures ETF	114,785,002	17,378,445	—	—	—	132,163,447

Total Trust	$785,085,860	$13,284,362	$27,771,221	$(4,384,499)	$(53,451,348)	$768,305,596

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2019 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2019, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Forward Contracts
Certain of the Funds enter into forward contracts for the purpose of pursuing their investment objectives and as a substitute for investing directly in (or shorting) commodities and/or currencies. A forward contract is an agreement between two parties to purchase or sell a specified quantity of an asset at or before a specified date in the future at a specified price. Forward contracts are typically traded in OTC markets and all details of the contracts are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2019, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments as of June 30, 2019
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$12,638,962	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			47,480,100	*
	ProShares VIX Mid-Term Futures ETF		24,233	*		697,915	*
	ProShares VIX Short-Term Futures ETF		—			15,734,742	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		70,684,120	*		—
	ProShares Ultra Bloomberg Natural Gas		—			649,373	*
	ProShares Ultra Gold		9,196,861	*		—
	ProShares Ultra Silver		8,228,969	*		—
	ProShares UltraPro 3x Crude Oil ETF		27,473,374	*		—
	ProShares UltraPro 3x Short Crude Oil ETF		—			3,553,108	*
	ProShares UltraShort Bloomberg Crude Oil		—			11,549,945	*
	ProShares UltraShort Bloomberg Natural Gas		—			24,924	*
	ProShares UltraShort Gold		—			1,503,532	*
	ProShares UltraShort Silver		$—			$770,864	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			79,002	*
	ProShares Ultra Euro		42,971			1,948
	ProShares Ultra Yen		48,415			—
	ProShares UltraShort Australian Dollar		—			140,176	*
	ProShares UltraShort Euro		37,719			977,928
	ProShares UltraShort Yen		—			416,803

		Total Trust	$128,375,624	*		$83,580,360	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2018
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$910,460	*		$15,386,661	*
	ProShares Ultra VIX Short-Term Futures ETF		33,798,582	*		2,625,566	*
	ProShares VIX Mid-Term Futures ETF		3,888,156	*		130,050	*
	ProShares VIX Short-Term Futures ETF		18,392,959	*		1,014,514	*
Commodities Contracts		Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements			Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements
	ProShares Ultra Bloomberg Crude Oil		—			86,807,426	*
	ProShares Ultra Bloomberg Natural Gas		—			10,323,163	*
	ProShares Ultra Gold		4,325,971	*		—
	ProShares Ultra Silver		26,642,453	*		—
	ProShares UltraPro 3x Crude Oil ETF		—			23,451,361	*
	ProShares UltraPro 3x Short Crude Oil ETF		7,019,475	*		—
	ProShares UltraShort Bloomberg Crude Oil		23,918,881	*		—
	ProShares UltraShort Bloomberg Natural Gas		$10,837,989	*		$—
	ProShares UltraShort Gold		—			1,022,566	*
	ProShares UltraShort Silver		—			1,837,928	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			43,281	*
	ProShares Ultra Euro		61,971			4,033
	ProShares Ultra Yen		179,187			2,076
	ProShares UltraShort Australian Dollar		511,825	*		—
	ProShares UltraShort Euro		104,074			1,599,878
	ProShares UltraShort Yen		678,152			3,801,896

		Total Trust	$131,270,135	*		$148,050,399	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June
30, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$11,427,596	$4,538,343
		ProShares Ultra VIX Short-Term Futures ETF	(54,975,818)	(39,603,173)
		ProShares VIX Mid-Term Futures ETF	(2,853,271)	1,993,991
		ProShares VIX Short-Term Futures ETF	(11,288,249)	(11,833,396)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	$(25,911,476)	$14,087,183
		ProShares Ultra Bloomberg Natural Gas	(7,976,053)	(671,150)
		ProShares Ultra Gold	3,487,955	8,682,329
		ProShares Ultra Silver	(8,015,753)	8,474,186
		ProShares UltraPro 3x Crude Oil ETF	3,901,537	(13,232,019)
		ProShares UltraPro 3x Short Crude Oil ETF	1,186,904	(1,076,230)
		ProShares UltraShort Bloomberg Crude Oil	10,123,122	(2,551,794)
		ProShares UltraShort Bloomberg Natural Gas	3,449,841	(546,368)
		ProShares UltraShort Gold	(1,901,072)	(1,358,879)
		ProShares UltraShort Silver	469,453	(1,068,581)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on futures and/ or foreign currency forward contracts
		ProShares Short Euro	$76,518	$(239,858)
		ProShares Ultra Euro	(132,599)	208,561
		ProShares Ultra Yen	171,283	(16,099)
		ProShares UltraShort Australian Dollar	250,116	(74,786)
		ProShares UltraShort Euro	1,947,377	(3,873,835)
		ProShares UltraShort Yen	(2,600,562)	273,224
		Total Trust	$(79,163,151)	$(37,888,351)

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June
30, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$70,532,950	$27,115,163
		ProShares Ultra VIX Short-Term Futures ETF	(250,199,159)	(78,653,116)
		ProShares VIX Mid-Term Futures ETF	(7,055,291)	(4,431,788)
		ProShares VIX Short-Term Futures ETF	$(66,194,833)	$(33,113,187)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	50,611,681	157,491,546
		ProShares Ultra Bloomberg Natural Gas	(21,277,891)	9,673,790
		ProShares Ultra Gold	7,580,540	4,870,890
		ProShares Ultra Silver	5,286,038	(18,413,484)
		ProShares UltraPro 3x Crude Oil ETF	26,174,406	50,924,735
		ProShares UltraPro 3x Short Crude Oil ETF	(1,081,892)	(10,572,583)
		ProShares UltraShort Bloomberg Crude Oil	967,963	(35,468,826)
		ProShares UltraShort Bloomberg Natural Gas	14,769,166	(10,862,913)
		ProShares UltraShort Gold	(3,069,976)	(480,966)
		ProShares UltraShort Silver	(920,689)	1,067,064
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on futures and/ or foreign currency forward contracts
		ProShares Short Euro	223,624	(35,721)
		ProShares Ultra Euro	(359,872)	(16,915)
		ProShares Ultra Yen	93,976	(128,696)
		ProShares UltraShort Australian Dollar	512,861	(652,001)
		ProShares UltraShort Euro	5,276,619	555,595
		ProShares UltraShort Yen	(2,943,970)	2,706,941
		Total Trust	$(171,073,749)	$61,575,528

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June
30, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$56,008,377	$14,232,558
		ProShares Ultra VIX Short-Term Futures ETF	(155,817,104)	7,071,541
		ProShares VIX Mid-Term Futures ETF	247,018	(3,080,525)
		ProShares VIX Short-Term Futures ETF	(23,529,528)	177,711
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	39,220,725	64,077,371
		ProShares Ultra Bloomberg Natural Gas	3,945,962	(2,369,992)
		ProShares Ultra Gold	(5,706,990)	(5,799,159)
		ProShares Ultra Silver	(5,627,237)	(4,043,563)
		ProShares UltraPro 3x Crude Oil ETF	1,740,951	6,901,529
		ProShares UltraPro 3x Short Crude Oil ETF	(6,793,148)	(1,707,316)
		ProShares UltraShort Bloomberg Crude Oil	(27,663,521)	(21,642,290)
		ProShares UltraShort Bloomberg Natural Gas	(759,484)	171,317
		ProShares UltraShort Gold	1,572,920	1,879,470
		ProShares UltraShort Silver	334,485	475,292
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on futures and/ or foreign currency forward contracts
		ProShares Short Euro	443,811	16,282
		ProShares Ultra Euro	(1,110,032)	46,013
		ProShares Ultra Yen	(299,704)	22,366
		ProShares UltraShort Australian Dollar	415,369	93,610
		ProShares UltraShort Euro	22,934,693	(342,410)
		ProShares UltraShort Yen	8,333,424	(417,848)
		Total Trust	$(92,109,013)	$55,761,957

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June
30, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(1,827,517,354)	$(39,569,847)
		ProShares Ultra VIX Short-Term Futures ETF	260,792,676	74,528,029
		ProShares VIX Mid-Term Futures ETF	3,967,454	1,837,040
		ProShares VIX Short-Term Futures ETF	53,747,452	14,188,337
Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation/ depreciation on futures contracts, swap and/ or forward agreements
		ProShares Ultra Bloomberg Crude Oil	151,738,616	25,533,633
		ProShares Ultra Bloomberg Natural Gas	5,080,774	(7,344,433)
		ProShares Ultra Gold	2,948,285	(10,819,851)
		ProShares Ultra Silver	7,174,506	(35,893,615)
		ProShares UltraPro 3x Crude Oil ETF	3,361,776	8,487,486
		ProShares UltraPro 3x Short Crude Oil ETF	(11,469,115)	(2,454,299)
		ProShares UltraShort Bloomberg Crude Oil	(75,759,671)	(6,360,359)
		ProShares UltraShort Bloomberg Natural Gas	(12,513)	1,103,321
		ProShares UltraShort Gold	(1,696,955)	3,785,409
		ProShares UltraShort Silver	(1,262,356)	3,178,568
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on futures and/ or foreign currency forward contracts
		ProShares Short Euro	64,225	253,501
		ProShares Ultra Euro	(309,519)	(436,206)
		ProShares Ultra Yen	22,846	10,565
		ProShares UltraShort Australian Dollar	(704,621)	1,284,990
		ProShares UltraShort Euro	$4,011,451	$9,744,219
		ProShares UltraShort Yen	(2,918,979)	(833,945)
		Total Trust	$(1,428,741,022)	$40,222,543

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2019.

Fair Values of Derivative Instruments as of June 30, 2019
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$63,955,500	$—	$63,955,500	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	42,971	—	42,971	1,948	—	1,948
ProShares Ultra Gold
Swap agreements	6,364,233	—	6,364,233	—	—	—
ProShares Ultra Silver
Swap agreements	7,150,743	—	7,150,743	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	2,214,313	—	2,214,313
ProShares Ultra Yen
Foreign currency forward contracts	48,415	—	48,415	—	—	—
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	9,999,452	—	9,999,452
ProShares UltraShort Euro
Foreign currency forward contracts	37,719	—	37,719	977,928	—	977,928
ProShares UltraShort Gold
Swap agreements	—	—	—	1,183,904	—	1,183,904
ProShares UltraShort Silver
Swap agreements	—	—	—	706,553	—	706,553
ProShares UltraShort Yen
Foreign currency forward contracts	—	—	—	416,803	—	416,803

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2019. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2019
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$20,411,089	$—	$(20,411,089)	$—
Goldman Sachs International	12,242,346	(12,242,346)	—	—
Royal Bank of Canada	12,425,400	—	(12,425,400)	—
Societe Generale	5,785,856	(4,515,856)	(1,270,000)	—
UBS AG	13,090,809	(13,090,809)	—	—
ProShares Ultra Euro
Goldman Sachs International	21,170	—	—	21,170
UBS AG	19,853	—	—	19,853
ProShares Ultra Gold
Citibank, N.A.	2,159,447	—	(1,568,000)	591,447
Goldman Sachs International	1,984,333	(1,984,333)	—	—
UBS AG	2,220,453	(2,197,167)	—	23,286
ProShares Ultra Silver
Citibank, N.A.	2,519,423	—	(2,190,000)	329,423
Goldman Sachs International	2,228,652	(2,018,453)	—	210,199
UBS AG	2,402,668	(2,120,448)	—	282,220
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs International	(2,214,313)	—	2,214,313	—
ProShares Ultra Yen
Goldman Sachs International	12,231	—	—	12,231
UBS AG	36,184	—	—	36,184
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	(3,234,411)	3,234,411	—	—
Goldman Sachs International	(1,908,195)	1,908,195	—	—
Royal Bank of Canada	(2,005,334)	2,005,334	—	—
Societe Generale	(831,294)	831,294	—	—
UBS AG	(2,020,218)	2,020,218	—	—
ProShares UltraShort Euro
Goldman Sachs International	(390,174)	390,174	—	—
UBS AG	(550,035)	550,035	—	—
ProShares UltraShort Gold
Citibank, N.A.	(472,961)	472,961	—	—
Goldman Sachs International	(374,705)	374,705	—	—
UBS AG	(336,238)	336,238	—	—
ProShares UltraShort Silver
Citibank, N.A.	(234,050)	234,050	—	—
Goldman Sachs International	(179,963)	179,963	—	—
UBS AG	(292,540)	292,540	—	—
ProShares UltraShort Yen
Goldman Sachs International	(223,110)	223,110	—	—
UBS AG	(193,693)	193,693	—	—

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2018
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(22,752,565)	$20,667,565	$2,085,000	$—
Goldman Sachs International	$(15,691,687)	$10,417,687	$5,274,000	$—
Royal Bank of Canada	(13,836,386)	13,836,386	—	—
Societe Generale	(5,206,589)	1,491,589	3,715,000	—
UBS AG	(15,279,898)	15,156,898	123,000	—
ProShares Ultra Euro
Goldman Sachs International	26,209	—	—	26,209
UBS AG	31,729	—	—	31,729
ProShares Ultra Gold
Citibank, N.A.	1,682,026	(1,682,026)	—	—
Goldman Sachs International	1,223,528	(1,223,528)	—	—
Societe Generale	61,260	—	—	61,260
UBS AG	1,286,487	(1,286,487)	—	—
ProShares Ultra Silver
Citibank, N.A.	9,662,061	(8,053,860)	—	1,608,201
Goldman Sachs International	8,418,745	(1,655,971)	—	6,762,774
Societe Generale	118,797	—	—	118,797
UBS AG	8,102,114	(6,971,401)	—	1,130,713
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs International	(1,330,949)	—	1,330,949	—
ProShares Ultra Yen
Goldman Sachs International	73,705	—	—	73,705
UBS AG	103,406	—	—	103,406
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	8,336,367	(8,336,367)	—	—
Goldman Sachs International	2,752,372	(2,752,372)	—	—
Royal Bank of Canada	4,237,960	—	(4,237,960)	—
Societe Generale	1,891,050	(1,891,050)	—	—
UBS AG	3,428,977	(3,428,977)	—	—
ProShares UltraShort Euro
Goldman Sachs International	(610,002)	610,002	—	—
UBS AG	(885,802)	—	885,802	—
ProShares UltraShort Gold
Citibank, N.A.	(380,655)	119,655	261,000	—
Goldman Sachs International	(258,134)	—	258,134	—
Societe Generale	(63,076)	—	63,076	—
UBS AG	(288,921)	—	288,921	—
ProShares UltraShort Silver
Citibank, N.A.	(566,050)	—	566,050	—
Goldman Sachs International	(605,756)	—	605,756	—
Societe Generale	(119,953)	—	119,953	—
UBS AG	(501,252)	—	501,252	—
ProShares UltraShort Yen
Goldman Sachs International	(1,425,071)	—	1,425,071	—
UBS AG	(1,698,673)	1,571,673	127,000	—

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
The Administrator
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNY Mellon”) serves as the Administrator of the Funds. The Trust, on its own behalf and on behalf of each Fund, and BNY Mellon have entered into an administration and accounting agreement (the “Administration and Accounting Agreement”) in connection therewith. Pursuant to the terms of the Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon prepares and files certain regulatory filings on behalf of the Funds. BNY Mellon may also perform other services for the Funds pursuant to the Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon from time to time. The Administrator’s fees are paid on behalf of the Funds by the Sponsor.
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

Transaction fees for the three and six months ended June 30, 2019 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
ProShares Short Euro	$—	$—
ProShares Short VIX Short-Term Futures ETF	60,174	67,605
ProShares Ultra Bloomberg Crude Oil	—	57,619
ProShares Ultra Bloomberg Natural Gas	—	5,580
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	1,632
ProShares Ultra Silver	—	7,332
ProShares Ultra VIX Short-Term Futures ETF	534,906	981,705
ProShares Ultra Yen	—	—
ProShares UltraPro 3X Crude Oil ETF	—	24,934
ProShares UltraPro 3X Short Crude Oil ETF	—	8,919
ProShares UltraShort Australian Dollar	—	—

ProShares UltraShort Bloomberg Crude Oil	$—	$27,697
ProShares UltraShort Bloomberg Natural Gas	—	1,378
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	1,606
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	7,404	12,664
ProShares VIX Short-Term Futures ETF	59,295	64,220

Total Trust	$661,779	$1,262,891

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended June 30, 2019
For the Three Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2019	$44.43	$52.31	$21.52	$20.33	$14.29	$37.32
Net investment income gain (loss)	0.14	0.10	0.07	0.03	0.04	0.11
Net realized and unrealized gain (loss)#	(0.32)	2.10	(1.96)	(6.51)	0.17	6.35
Change in net asset value from operations	(0.18)	2.20	(1.89)	(6.48)	0.21	6.46
Net asset value, at June 30, 2019	$44.25	$54.51	$19.63	$13.85	$14.50	$43.78
Market value per share, at March 31, 2019 †	$44.41	$52.36	$21.53	$20.42	$14.31	$37.24
Market value per share, at June 30, 2019 †	$44.26	$53.87	$19.32	$13.92	$14.51	$43.80
Total Return, at net asset value^	(0.4)%	4.2%	(8.8)%	(31.9)%	1.5%	17.3%
Total Return, at market value^	(0.3)%	2.9%	(10.3)%	(31.8)%	1.4%	17.6%
Ratios to Average Net Assets **
Expense ratio	0.96%	1.17%	0.99%	1.39%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.29%	0.73%	1.30%	0.78%	1.09%	1.21%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2019.

For the Three Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at March 31, 2019	$24.52	$39.00	$55.65	$26.95	$20.62	$54.42
Net investment income gain (loss)	0.07	0.03	0.14	0.06	0.04	0.17
Net realized and unrealized gain (loss)#	0.03	(8.66)	2.30	(4.47)	(0.86)	1.17
Change in net asset value from operations	0.10	(8.63)	2.44	(4.41)	(0.82)	1.34
Net asset value, at June 30, 2019	$24.62	$30.37	$58.09	$22.54	$19.80	$55.76
Market value per share, at March 31, 2019 †	$24.48	$38.90	$55.64	$26.97	$20.60	$54.41
Market value per share, at June 30, 2019 †	$24.65	$31.49	$58.09	$22.00	$20.28	$55.76
Total Return, at net asset value^	0.4%	(22.1)%	4.4%	(16.4)%	(4.0)%	2.5%
Total Return, at market value^	0.7%	(19.0)%	4.4%	(18.4)%	(1.6)%	2.5%
Ratios to Average Net Assets **
Expense ratio	0.97%	1.52%	0.95%	1.25%	1.40%	1.02%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.19%	0.36%	1.00%	0.90%	0.76%	1.24%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2019.

For the Three Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at March 31, 2019	$16.89	$22.65	$25.67	$72.42	$39.18	$76.47
Net investment income gain (loss)	0.04	0.03	0.09	0.19	0.10	0.26
Net realized and unrealized gain (loss)#	(0.07)	8.07	(0.37)	(11.47)	(1.06)	(3.27)
Change in net asset value from operations	(0.03)	8.10	(0.28)	(11.28)	(0.96)	(3.01)
Net asset value, at June 30, 2019	$16.86	$30.75	$25.39	$61.14	$38.22	$73.46
Market value per share, at March 31, 2019 †	$16.88	$22.51	$25.67	$72.61	$39.24	$76.44
Market value per share, at June 30, 2019 †	$17.12	$30.58	$25.34	$61.10	$38.18	$73.46
Total Return, at net asset value^	(0.2)%	35.8%	(1.1)%	(15.6)%	(2.5)%	(3.9)%
Total Return, at market value^	1.4%	35.9%	(1.3)%	(15.9)%	(2.7)%	(3.9)%
Ratios to Average Net Assets**
Expense ratio	1.04%	1.70%	0.95%	0.98%	1.01%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.08%	0.55%	1.34%	1.04%	0.97%	1.36%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2019.

For the Three Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at March 31, 2019	$21.64	$24.08
Net investment income gain (loss)	0.07	0.07
Net realized and unrealized gain (loss)#	(0.29)	(3.29)
Change in net asset value from operations	(0.22)	(3.22)
Net asset value, at June 30, 2019	$21.42	$20.86
Market value per share, at March 31, 2019 †	$21.59	$24.02
Market value per share, at June 30, 2019 †	$21.63	$21.40
Total Return, at net asset value^	(1.0)%	(13.4)%
Total Return, at market value^	0.2%	(10.9)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.98%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.37%	1.27%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2019.

Selected data for a Share outstanding throughout the three months ended June 30, 2018
For the Three Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF*	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2018	$39.25	$46.37	$27.48	$27.48	$18.10	$41.44
Net investment income gain (loss)	0.04	(0.05)	0.04	0.02	0.01	0.08
Net realized and unrealized gain (loss)#	2.31	4.78	6.81	1.78	(2.02)	(5.03)
Change in net asset value from operations	2.35	4.73	6.85	1.80	(2.01)	(4.95)
Net asset value, at June 30, 2018	$41.60	$51.10	$34.33	$29.28	$16.09	$36.49
Market value per share, at March 31, 2018 †	$39.04	$46.96	$27.50	$27.53	$18.09	$41.55
Market value per share, at June 30, 2018 †	$41.53	$50.88	$34.38	$29.27	$16.06	$36.56
Total Return, at net asset value^	6.0%	10.2%	24.9%	6.6%	(11.1)%	(11.9)%
Total Return, at market value^	6.4%	8.3%	25.0%	6.3%	(11.2)%	(12.0)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.27%	0.98%	1.30%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.39%	(0.42)%	0.61%	0.29%	0.15%	0.76%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2018.

For the Three Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at March 31, 2018	$30.83	$95.02	$63.48	$46.30	$30.80	$47.09
Net investment income gain (loss)	0.05	(0.16)	(0.05)	(0.15)	(0.08)	0.03
Net realized and unrealized gain (loss)#	(1.50)	(33.60)	(5.55)	16.63	(11.41)	3.40
Change in net asset value from operations	(1.45)	(33.76)	(5.60)	16.48	(11.49)	3.43
Net asset value, at June 30, 2018	$29.38	$61.26	$57.88	$62.78	$19.31	$50.52
Market value per share, at March 31, 2018 †	$31.09	$92.65	$63.49	$46.33	$30.77	$47.18
Market value per share, at June 30, 2018 †	$29.66	$61.70	$58.33	$63.02	$19.27	$51.20
Total Return, at net asset value^	(4.7)%	(35.5)%	(8.8)%	35.6%	(37.3)%	7.3%
Total Return, at market value^	(4.6)%	(33.4)%	(8.1)%	36.0%	(37.4)%	8.5%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.57%	0.95%	1.19%	1.23%	1.02%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.68%	(1.02)%	(0.34)%	(1.15)%	(1.19)%	0.26%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2018.

For the Three Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at March 31, 2018	$19.96	$42.88	$20.33	$67.14	$33.93	$67.20
Net investment income gain (loss)	0.03	(0.02)	0.04	0.12	0.05	0.12
Net realized and unrealized gain (loss)#	(5.06)	(4.27)	2.42	8.39	0.79	6.17
Change in net asset value from operations	(5.03)	(4.29)	2.46	8.51	0.84	6.29
Net asset value, at June 30, 2018	$14.93	$38.59	$22.79	$75.65	$34.77	$73.49
Market value per share, at March 31, 2018 †	$19.95	$42.83	$20.32	$66.98	$33.54	$67.14
Market value per share, at June 30, 2018 †	$14.91	$38.62	$22.79	$75.39	$34.40	$73.44
Total Return, at net asset value^	(25.2)%	(10.0)%	12.1%	12.7%	2.5%	9.4%
Total Return, at market value^	(25.3)%	(9.8)%	12.2%	12.6%	2.6%	9.4%
Ratios to Average Net Assets**
Expense ratio	0.99%	1.36%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.76%	(0.19)%	0.66%	0.68%	0.61%	0.70%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2018.

For the Three Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at March 31, 2018	$26.61	$39.76
Net investment income gain (loss)	0.00 (1)	(0.01)
Net realized and unrealized gain (loss)#	(3.58)	(9.33)
Change in net asset value from operations	(3.58)	(9.34)
Net asset value, at June 30, 2018	$23.03	$30.42
Market value per share, at March 31, 2018 †	$26.45	$39.15
Market value per share, at June 30, 2018 †	$23.02	$30.52
Total Return, at net asset value^	(13.5)%	(23.5)%
Total Return, at market value^	(13.0)%	(22.0)%
Ratios to Average Net Assets**
Expense ratio	0.91%	0.97%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	0.06%	(0.06)%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2018.

(1)	Amount represents less than $0.005.

Selected data for a Share outstanding throughout the six months ended June 30, 2019
For the Six Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$13.06	$25.28	$15.09	$37.12
Net investment income gain (loss)	0.29	0.10	0.11	0.07	0.08	0.21
Net realized and unrealized gain (loss)#	0.86	12.05	6.46	(11.50)	(0.67)	6.45
Change in net asset value from operations	1.15	12.15	6.57	(11.43)	(0.59)	6.66
Net asset value, at June 30, 2019	$44.25	$54.51	$19.63	$13.85	$14.50	$43.78
Market value per share, at December 31, 2018 †	$43.08	$42.30	$13.30	$25.82	$15.12	$37.41
Market value per share, at June 30, 2019 †	$44.26	$53.87	$19.32	$13.92	$14.51	$43.80
Total Return, at net asset value^	2.7%	28.7%	50.3%	(45.2)%	(3.9)%	17.9%
Total Return, at market value^	2.8%	27.4%	45.3%	(46.1)%	(4.1)%	17.1%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.36%^^	0.98%	1.34%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.30%	0.39%	1.15%	0.77%	1.07%	1.10%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2019.

^^	Expense ratio, excluding non-recurring fees and expense is 1.16%.

For the Six Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Net investment income gain (loss)	0.13	0.03	0.30	0.10	0.08	0.33
Net realized and unrealized gain (loss)#	(1.90)	(51.12)	0.26	9.36	(30.07)	0.13
Change in net asset value from operations	(1.77)	(51.09)	0.56	9.46	(29.99)	0.46
Net asset value, at June 30, 2019	$24.62	$30.37	$58.09	$22.54	$19.80	$55.76
Market value per share, at December 31, 2018 †	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Market value per share, at June 30, 2019 †	$24.65	$31.49	$58.09	$22.00	$20.28	$55.76
Total Return, at net asset value^	(6.7)%	(62.7)%	1.0%	72.3%	(60.2)%	0.8%
Total Return, at market value^	(6.5)%	(61.5)%	0.9%	63.3%	(58.1)%	1.5%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.53%^^	0.95%	1.20%	1.36%	1.02%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.05%	0.15%	1.06%	0.85%	0.72%	1.20%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2019.

^^	Expense ratio, excluding non-recurring fees and expense is 1.52%.

For the Six Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Net investment income gain (loss)	0.10	0.07	0.16	0.35	0.17	0.49
Net realized and unrealized gain (loss)#	(13.03)	9.07	0.96	(12.49)	0.92	(0.92)
Change in net asset value from operations	(12.93)	9.14	1.12	(12.14)	1.09	(0.43)
Net asset value, at June 30, 2019	$16.86	$30.75	$25.39	$61.14	$38.22	$73.46
Market value per share, at December 31, 2018 †	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Market value per share, at June 30, 2019 †	$17.12	$30.58	$25.34	$61.10	$38.18	$73.46
Total Return, at net asset value^	(43.4)%	42.3%	4.6%	(16.6)%	2.9%	(0.6)%
Total Return, at market value^	(41.5)%	44.1%	4.5%	(16.1)%	2.9%	(0.5)%
Ratios to Average Net Assets**
Expense ratio	1.03%	1.49%	0.95%	0.97%	1.00%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.07%	0.60%	1.28%	1.00%	0.89%	1.32%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2019.

For the Six Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2018	$26.65	$38.58
Net investment income gain (loss)	0.14	0.15
Net realized and unrealized gain (loss)#	(5.37)	(17.87)
Change in net asset value from operations	(5.23)	(17.72)
Net asset value, at June 30, 2019	$21.42	$20.86
Market value per share, at December 31, 2018 †	$26.74	$38.61
Market value per share, at June 30, 2019 †	$21.63	$21.40
Total Return, at net asset value^	(19.6)%	(45.9)%
Total Return, at market value^	(19.1)%	(44.6)%
Ratios to Average Net Assets**
Expense ratio	0.94%	0.94%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.28%	1.20%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2019.

Selected data for a Share outstanding throughout the six months ended June 30, 2018
For the Six Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$509.20	$23.66	$32.64	$17.44	$39.88
Net investment income gain (loss)	0.04	(0.22)	0.06	0.02	0.01	0.11
Net realized and unrealized gain (loss)#	1.60	(457.88)	10.61	(3.38)	(1.36)	(3.50)
Change in net asset value from operations	1.64	(458.10)	10.67	(3.36)	(1.35)	(3.39)
Net asset value, at June 30, 2018	$41.60	$51.10	$34.33	$29.28	$16.09	$36.49
Market value per share, at December 31, 2017 †	$39.99	$512.84	$23.44	$32.50	$17.46	$40.67
Market value per share, at June 30, 2018 †	$41.53	$50.88	$34.38	$29.27	$16.06	$36.56
Total Return, at net asset value^	4.1%	(90.0)%	45.1%	(10.3)%	(7.7)%	(8.5)%
Total Return, at market value^	3.9%	(90.1)%	46.7%	(9.9)%	(8.0)%	(10.1)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.44%	0.97%	1.22%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.22%	(0.63)%	0.45%	0.16%	0.10%	0.56%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2018.

For the Six Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78	$42.32	$45.67
Net investment income gain (loss)	0.08	(0.35)	(0.11)	(0.27)	(0.17)	0.03
Net realized and unrealized gain (loss)#	(4.25)	9.94	0.67	25.27	(22.84)	4.82
Change in net asset value from operations	(4.17)	9.59	0.56	25.00	(23.01)	4.85
Net asset value, at June 30, 2018	$29.38	$61.26	$57.88	$62.78	$19.31	$50.52
Market value per share, at December 31, 2017 †	$33.85	$51.05	$57.45	$37.23	$42.88	$45.72
Market value per share, at June 30, 2018 †	$29.66	$61.70	$58.33	$63.02	$19.27	$51.20
Total Return, at net asset value^	(12.4)%	18.6%	1.0%	66.2%	(54.4)%	10.6%
Total Return, at market value^	(12.4)%	20.9%	1.5%	69.3%	(55.1)%	12.0%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.74%	0.95%	1.18%	1.22%	1.02%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.52%	(1.11)%	(0.37)%	(1.12)%	(1.16)%	0.13%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2018.

For the Six Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income gain (loss)	0.05	(0.08)	0.05	0.17	0.07	0.18
Net realized and unrealized gain (loss)#	(9.43)	(0.81)	1.53	5.01	2.99	(1.62)
Change in net asset value from operations	(9.38)	(0.89)	1.58	5.18	3.06	(1.44)
Net asset value, at June 30, 2018	$14.93	$38.59	$22.79	$75.65	$34.77	$73.49
Market value per share, at December 31, 2017 †	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at June 30, 2018 †	$14.91	$38.62	$22.79	$75.39	$34.40	$73.44
Total Return, at net asset value^	(38.6)%	(2.3)%	7.4%	7.4%	9.6%	(1.9)%
Total Return, at market value^	(39.3)%	(2.6)%	7.5%	9.1%	9.6%	(2.1)%
Ratios to Average Net Assets**
Expense ratio	0.98%	1.39%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.53%	(0.39)%	0.51%	0.49%	0.45%	0.51%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2018.

For the Six Months Ended June 30, 2018 (unaudited)

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2017	$21.29	$23.34
Net investment income gain (loss)	0.00 (1)	(0.02)
Net realized and unrealized gain (loss)#	1.74	7.10
Change in net asset value from operations	1.74	7.08
Net asset value, at June 30, 2018	$23.03	$30.42
Market value per share, at December 31, 2017 †	$21.15	$23.15
Market value per share, at June 30, 2018 †	$23.02	$30.52
Total Return, at net asset value^	8.2%	30.3%
Total Return, at market value^	8.8%	31.8%
Ratios to Average Net Assets**
Expense ratio	0.98%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	(0.01)%	(0.12)%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset is calculated.

^	Percentages are not annualized for the period ended June 30, 2018.

(1)	Amount represents less than $0.005.

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
Leverage Risk
The Leveraged Funds may utilize leverage in seeking to achieve their respective investment objectives and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions increases the risk of total loss of an investor’s investment, even over periods as short as a single day.
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
“Contango” and “Backwardation” Risk
In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2018 may specify a January 2019 expiration. As that contract nears expiration, it may be replaced by selling the January 2019 contract and purchasing the contract expiring in March 2019. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2019 contract would take place at a price that is higher than the price at which the March 2019 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund, an UltraPro Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund, an UltraShort Fund or an UltraPro Short Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds, UltraShort Funds, and UltraPro Short Funds, and positively affect the Ultra Funds, UltraPro Funds and Matching VIX Funds.
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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2019, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form
10-Q.
The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form
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

Each Short Fund seeks daily investment results, before fees and expenses, that correspond to either one-half
the inverse
(-0.5x)
or the inverse
(-1x)
of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of its corresponding benchmark. Each UltraPro Short Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half
times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each UltraPro Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that over time, match the performance of the corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.
Each Geared Fund seeks investment results for a single day only, not for any other period. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ in amount and possibly even direction from

-0.5x,

-1x,

-2x,

-3x,

1.5x, 2x or 3x, as applicable, of the return of the benchmark to which such Fund is benchmarked for that period. Volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Geared Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.
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
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR website at www.sec.gov.

Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2019 and 2018, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2019	Interest Income Three Months Ended June 30, 2018	Interest Income Six Months Ended June 30, 2019	Interest Income Six Months Ended June 30, 2018
ProShares Short Euro	$125,445	$27,459	$190,623	$47,026
ProShares Short VIX Short-Term Futures ETF	1,883,798	1,311,550	3,468,359	3,081,523
ProShares Ultra Bloomberg Crude Oil	2,163,795	1,695,702	4,304,180	3,121,667
ProShares Ultra Bloomberg Natural Gas	139,008	117,918	256,843	253,993
ProShares Ultra Euro	35,464	24,676	74,967	49,755
ProShares Ultra Gold	409,424	392,349	825,009	704,893
ProShares Ultra Silver	931,284	928,110	1,835,738	1,701,974
ProShares Ultra VIX Short-Term Futures ETF	2,683,047	573,151	4,101,153	1,239,894
ProShares Ultra Yen	18,875	4,582	45,884	8,736
ProShares UltraPro 3x Crude Oil ETF	623,652	2,443	1,238,995	4,988
ProShares UltraPro 3x Short Crude Oil ETF	105,502	2,063	177,007	6,267
ProShares UltraShort Australian Dollar	47,222	23,124	95,764	44,263
ProShares UltraShort Bloomberg Crude Oil	424,765	789,599	786,536	1,519,016
ProShares UltraShort Bloomberg Natural Gas	48,278	15,929	108,153	31,067
ProShares UltraShort Euro	805,304	783,229	1,579,922	1,401,213
ProShares UltraShort Gold	102,278	114,979	197,489	205,123
ProShares UltraShort Silver	86,447	84,825	156,561	143,417
ProShares UltraShort Yen	298,433	358,903	590,801	671,423
ProShares VIX Mid-Term Futures ETF	225,718	48,342	491,131	110,046
ProShares VIX Short-Term Futures ETF	1,284,160	235,501	2,136,366	512,029

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

Off-Balance
Sheet Arrangements and Contractual Obligations
As of August 2, 2019, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2019.
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

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$22,213,438	$7,850,562
NAV end of period	$22,127,403	$8,319,329
Percentage change in NAV	(0.4)%	6.0%
Shares outstanding beginning of period	500,000	200,000
Shares outstanding end of period	500,000	200,000
Percentage change in shares outstanding	—	—
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$44.43	$39.25
Per share NAV end of period	$44.25	$41.60
Percentage change in per share NAV	(0.4)%	6.0%
Percentage change in benchmark	1.4%	(5.1)%
Benchmark annualized volatility	4.5%	7.4%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019. By comparison, during the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2018 to June 30, 2018.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.4% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 6.0% for the three months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s rise of 1.4% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2018, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$71,866	$7,908
Management fee	52,792	19,231
Brokerage commission	787	320
Net realized gain (loss)	76,518	443,811
Change in net unrealized appreciation/depreciation	(234,419)	17,048
Net Income (loss)	$(86,035)	$468,767

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2019.
ProShares Short VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$441,188,509	$693,246,689
NAV end of period	$337,102,327	$528,238,767
Percentage change in NAV	(23.6)%	(23.8)%
Shares outstanding beginning of period	8,434,307	14,950,000
Shares outstanding end of period	6,184,307	10,337,500
Percentage change in shares outstanding	(26.7)%	(30.9)%
Shares created	—	25,000
Shares redeemed	2,250,000	4,637,500
Per share NAV beginning of period	$52.31	$46.37
Per share NAV end of period	$54.51	$51.10
Percentage change in per share NAV	4.2%	10.2%
Percentage change in benchmark	(13.2)%	(23.1)%
Benchmark annualized volatility	59.9%	59.9%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,434,307 outstanding Shares at March 31, 2019 to 6,184,307 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 14,950,000 outstanding Shares at March 31, 2018 to 10,337,500 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to one-half
the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.2% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 10.2% for the three months ended June 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.

The benchmark’s decline of 13.2% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 23.1% for the three months ended June 30, 2018, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$725,505	$(645,154)
Management fee	938,696	1,458,197
Brokerage commission	219,597	378,374
Non-recurring fees and expenses	—	—
Net realized gain (loss)	11,427,588	56,009,496
Change in net unrealized appreciation/depreciation	4,568,486	14,219,447
Net Income (loss)	$16,721,579	$69,583,789

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a lesser decrease in the value of futures prices during the three months ended June 30, 2019.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for the ProShares Short VIX Short-Term Futures ETF.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$425,287,296	$411,128,942
NAV end of period	$381,980,628	$455,274,935
Percentage change in NAV	(10.2)%	10.7%
Shares outstanding beginning of period	19,761,317	14,961,317
Shares outstanding end of period	19,461,317	13,261,317
Percentage change in shares outstanding	(1.5)%	(11.4)%
Shares created	7,100,000	2,350,000
Shares redeemed	7,400,000	4,050,000
Per share NAV beginning of period	$21.52	$27.48
Per share NAV end of period	$19.63	$34.33
Percentage change in per share NAV	(8.8)%	24.9%
Percentage change in benchmark	(2.8)%	13.2%
Benchmark annualized volatility	31.5%	26.0%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 19,761,317 outstanding Shares at March 31, 2019 to 19,461,317 outstanding Shares at June 30, 2019. By comparison, during the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 14,961,317 outstanding Shares at March 31, 2018 to 13,261,317 outstanding Shares at June 30, 2018.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.8% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 24.9% for the three months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 2.8% for the three months ended June 30, 2019, as compared to the benchmark’s rise of 13.2% for the three months ended June 30, 2018, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$1,231,167	$650,229
Management fee	898,556	1,018,503
Brokerage commission	34,072	26,970
Net realized gain (loss)	(25,907,850)	39,220,725
Change in net unrealized appreciation/depreciation	14,161,522	64,095,056
Net Income (loss)	$(10,515,161)	$103,966,010

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a decrease in the value of WTI Crude Oil during the three months ended June 30, 2019.
ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$20,900,095	$39,239,545
NAV end of period	$33,637,758	$25,715,598
Percentage change in NAV	60.9%	(34.5)%
Shares outstanding beginning of period	1,028,150	1,428,150
Shares outstanding end of period	2,428,150	878,150
Percentage change in shares outstanding	136.2%	(38.5)%
Shares created	1,550,000	100,000
Shares redeemed	150,000	650,000
Per share NAV beginning of period	$20.33	$27.48
Per share NAV end of period	$13.85	$29.28
Percentage change in per share NAV	(31.9)%	6.6%
Percentage change in benchmark	(16.2)%	4.2%
Benchmark annualized volatility	27.9%	20.1%

During the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 1,028,150 outstanding Shares at March 31, 2019 to 2,428,150 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,428,150 outstanding Shares at March 31, 2018 to 878,150 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.9% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 6.6% for the three months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 16.2% for the three months ended June 30, 2019, as compared to the benchmark’s rise of 4.2% for the three months ended June 30, 2018, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$49,884	$21,771
Management fee	60,844	70,511
Brokerage commission	28,280	25,636
Net realized gain (loss)	(7,975,969)	3,945,951
Change in net unrealized appreciation/depreciation	(670,693)	(2,369,217)
Net Income (loss)	$(8,596,778)	$1,598,505

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended June 30, 2019.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$7,857,207	$9,952,883
NAV end of period	$5,801,170	$8,848,596
Percentage change in NAV	(26.2)%	(11.1)%
Shares outstanding beginning of period	550,000	550,000
Shares outstanding end of period	400,000	550,000
Percentage change in shares outstanding	(27.3)%	—
Shares created	—	50,000
Shares redeemed	150,000	50,000
Per share NAV beginning of period	$14.29	$18.10
Per share NAV end of period	$14.50	$16.09
Percentage change in per share NAV	1.5%	(11.1)%
Percentage change in benchmark	1.4%	(5.1)%
Benchmark annualized volatility	4.5%	7.4%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 550,000 outstanding Shares at March 31, 2019 to 400,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2018 to June 30, 2018.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.5% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 11.1% for the three months ended June 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s rise of 1.4% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2018, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$18,923	$3,336
Management fee	16,541	21,340
Net realized gain (loss)	(132,599)	(1,110,025)
Change in net unrealized appreciation/depreciation	208,577	46,346
Net Income (loss)	$94,901	$(1,060,343)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2019.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$72,777,302	$95,302,043
NAV end of period	$85,377,335	$82,112,586
Percentage change in NAV	17.3%	(13.8)%
Shares outstanding beginning of period	1,950,000	2,300,000
Shares outstanding end of period	1,950,000	2,250,000
Percentage change in shares outstanding	—	(2.2)%
Shares created	350,000	100,000
Shares redeemed	350,000	150,000
Per share NAV beginning of period	$37.32	$41.44
Per share NAV end of period	$43.78	$36.49
Percentage change in per share NAV	17.3%	(11.9)%
Percentage change in benchmark	9.0%	(5.5)%
Benchmark annualized volatility	11.5%	8.6%

On December 20, 2018, the Trust announced that the ProShares Ultra Gold Fund would change its benchmark. The ProShares Ultra Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares Ultra Gold Fund is the Bloomberg Gold Subindex (ticker: BCOMGC). Prior to January 7, 2019, the benchmark for the ProShares Ultra Gold Fund was the LBMA Gold Price PM.
During the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,300,000 outstanding Shares at March 31, 2018 to 2,250,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of gold bullion as measured by the LBMA Gold Price PM.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.3% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 11.9% for the three months ended June 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The new benchmark’s rise of 9.0% for the three months ended June 30, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 5.5% for the three months ended June 30, 2018, can be attributed to an increase in the value of gold futures contracts during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$228,086	$174,419
Management fee	178,772	217,921
Brokerage commission	2,566	9
Net realized gain (loss)	3,488,357	(5,706,990)
Change in net unrealized appreciation/depreciation	8,697,049	(5,803,829)
Net Income (loss)	$12,413,492	$(11,336,400)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of futures prices during the three months ended June 30, 2019.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$171,571,571	$221,863,281
NAV end of period	$178,444,838	$208,483,138
Percentage change in NAV	4.0%	(6.0)%
Shares outstanding beginning of period	6,996,526	7,196,526
Shares outstanding end of period	7,246,526	7,096,526
Percentage change in shares outstanding	3.6%	(1.4)%
Shares created	900,000	400,000
Shares redeemed	650,000	500,000
Per share NAV beginning of period	$24.52	$30.83
Per share NAV end of period	$24.62	$29.38
Percentage change in per share NAV	0.4%	(4.7)%
Percentage change in benchmark	1.0%	(1.5)%
Benchmark annualized volatility	15.6%	14.9%

On December 20, 2018, the Trust announced that the ProShares Ultra Silver Fund would change its benchmark. The ProShares Ultra Silver Fund struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares Ultra Silver Fund is the Bloomberg Silver Subindex (ticker: BCOMSI). Prior to January 7, 2019, the benchmark for the ProShares Ultra Silver Fund was the London Silver Price.
During the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 6,996,526 outstanding Shares at March 31, 2019 to 7,246,526 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,196,526 outstanding Shares at March 31, 2018 to 7,096,526 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of silver bullion as measured by the London Silver Price.

For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.4% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 4.7% for the three months ended June 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The new benchmark’s rise of 1.0% for the three months ended June 30, 2019, as compared to the former London Silver Price benchmark’s decline of 1.5% for the three months ended June 30, 2018, can be attributed to an increase in the value of silver futures contracts during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$512,068	$386,411
Management fee	410,131	541,678
Brokerage commission	9,085	21
Net realized gain (loss)	(8,015,752)	(5,627,237)
Change in net unrealized appreciation/depreciation	8,501,389	(4,041,572)
Net Income (loss)	$997,705	$(9,282,398)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of futures prices during the three months ended June 30, 2019.
ProShares Ultra VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$547,243,246	$323,581,300
NAV end of period	$529,341,464	$359,311,519
Percentage change in NAV	(3.3)%	11.0%
Shares outstanding beginning of period	14,030,912	3,405,448
Shares outstanding end of period	17,430,912	5,865,448
Percentage change in shares outstanding	24.2%	72.2%
Shares created	17,050,000	7,670,000
Shares redeemed	13,650,000	5,210,000
Per share NAV beginning of period	$39.00	$95.02
Per share NAV end of period	$30.37	$61.26
Percentage change in per share NAV	(22.1)%	(35.5)%
Percentage change in benchmark	(13.2)%	(23.1)%
Benchmark annualized volatility	59.9%	59.9%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 14,030,912 outstanding Shares at

March 31, 2019 to 17,430,912 outstanding Shares at June 30, 2019. By comparison, during the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from an increase from 3,405,448 outstanding Shares at March 31, 2018 to 5,865,448 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.1% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 35.5% for the three months ended June 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 13.2% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 23.1% for the three months ended June 30, 2018, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$507,125	$(1,082,646)
Management fee	1,356,237	1,004,304
Brokerage commission	819,685	651,493
Net realized gain (loss)	(54,976,168)	(155,815,226)
Change in net unrealized appreciation/depreciation	(39,563,092)	7,064,911
Net Income (loss)	$(94,032,135)	$(149,832,961)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a lesser decrease in the value of futures prices during the three months ended June 30, 2019.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$5,563,510	$3,172,131
NAV end of period	$5,807,397	$2,892,468
Percentage change in NAV	4.4%	(8.8)%
Shares outstanding beginning of period	99,970	49,970
Shares outstanding end of period	99,970	49,970
Percentage change in shares outstanding	—	—
Shares created	50,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$55.65	$63.48
Per share NAV end of period	$58.09	$57.88
Percentage change in per share NAV	4.4%	(8.8)%
Percentage change in benchmark	2.8%	(3.9)%
Benchmark annualized volatility	4.8%	6.1%
During the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2018 to June 30, 2018.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.4% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 8.8% for the three months ended June 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s rise of 2.8% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 3.9% for the three months ended June 30, 2018, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$9,668	$(2,527)
Management fee	9,207	7,109
Net realized gain (loss)	171,283	(299,704)
Change in net unrealized appreciation/depreciation	(16,451)	22,568
Net Income (loss)	$164,500	$(279,663)
The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2019.

ProShares UltraPro 3x Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$128,015,075	$16,203,957
NAV end of period	$114,953,560	$40,809,111
Percentage change in NAV	(10.2)%	151.8%
Shares outstanding beginning of period	4,750,000	350,008
Shares outstanding end of period	5,100,000	650,000
Percentage change in shares outstanding	7.4%	85.7%
Shares created	1,850,000	400,000
Shares redeemed	1,500,000	100,008
Per share NAV beginning of period	$26.95	$46.30
Per share NAV end of period	$22.54	$62.78
Percentage change in per share NAV	(16.4)%	35.6%
Percentage change in benchmark	(2.8)%	13.2%
Benchmark annualized volatility	31.5%	26.0%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 4,750,000 outstanding Shares at March 31, 2019 to 5,100,000 outstanding Shares at June 30, 2019. By comparison, during the three months ended June 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 350,008 outstanding Shares at March 31, 2018 to 650,000 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.4% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 35.6% for the three months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 2.8% for the three months ended June 30, 2019, as compared to the benchmark’s rise of 13.2% for the three months ended June 30, 2018, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$260,997	$(64,951)
Management fee	276,590	53,597
Brokerage commission	86,065	13,797
Net realized gain (loss)	3,903,002	1,740,951
Change in net unrealized appreciation/depreciation	(13,220,210)	6,901,529
Net Income (loss)	$(9,056,211)	$8,577,529

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a decrease in the value of WTI Crude Oil during the three months ended June 30, 2019.
ProShares UltraPro 3x Short Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$17,007,260	$26,950,309
NAV end of period	$15,342,565	$21,723,197
Percentage change in NAV	(9.8)%	(19.4)%
Shares outstanding beginning of period	824,906	874,908
Shares outstanding end of period	774,906	1,124,906
Percentage change in shares outstanding	(6.1)%	28.6%
Shares created	950,000	600,000
Shares redeemed	1,000,000	350,002
Per share NAV beginning of period	$20.62	$30.80
Per share NAV end of period	$19.80	$19.31
Percentage change in per share NAV	(4.0)%	(37.3)%
Percentage change in benchmark	(2.8)%	13.2%
Benchmark annualized volatility	31.5%	26.0%
During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrese from 824,906 outstanding Shares at March 31, 2019 to 774,906 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 874,908 outstanding Shares at March 31, 2018 to 1,124,906 outstanding Shares at June 30, 2018.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.0% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 37.3% for the three months ended June 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 2.8% for the three months ended June 30, 2019, as compared to the benchmark’s rise of 13.2% for the three months ended June 30, 2018, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$37,229	$(65,455)
Management fee	46,370	52,273
Brokerage commission	21,903	15,245
Net realized gain (loss)	1,187,026	(6,793,148)
Change in net unrealized appreciation/depreciation	(1,074,415)	(1,707,316)
Net Income (loss)	$149,840	$(8,565,919)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a decrease in the value of WTI Crude Oil during the three months ended June 30, 2019.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$8,162,647	$7,063,496
NAV end of period	$8,364,065	$7,577,764
Percentage change in NAV	2.5%	7.3%
Shares outstanding beginning of period	150,000	150,000
Shares outstanding end of period	150,000	150,000
Percentage change in shares outstanding	—	—
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$54.42	$47.09
Per share NAV end of period	$55.76	$50.52
Percentage change in per share NAV	2.5%	7.3%
Percentage change in benchmark	(1.1)%	(3.7)%
Benchmark annualized volatility	6.3%	8.1%

During the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019. By comparison, during the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2018 to June 30, 2018.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.5% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 7.3% for the three months ended June 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 1.1% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 3.7% for the three months ended June 30, 2018, can be attributed to a lesser decrease in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$25,895	$4,750
Management fee	19,898	17,184
Brokerage commission	1,429	1,190
Net realized gain (loss)	250,116	415,369
Change in net unrealized appreciation/depreciation	(74,593)	94,149
Net Income (loss)	$201,418	$514,268

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a lesser decrease in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2019.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$75,826,687	$200,375,649
NAV end of period	$68,096,767	$177,512,584
Percentage change in NAV	(10.2)%	(11.4)%
Shares outstanding beginning of period	4,489,884	10,039,884
Shares outstanding end of period	4,039,884	11,889,884
Percentage change in shares outstanding	(10.0)%	18.4%
Shares created	4,850,000	4,500,000
Shares redeemed	5,300,000	2,650,000
Per share NAV beginning of period	$16.89	$19.96
Per share NAV end of period	$16.86	$14.93
Percentage change in per share NAV	(0.2)%	(25.2)%
Percentage change in benchmark	(2.8)%	13.2%
Benchmark annualized volatility	31.5%	26.0%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,489,884 outstanding Shares at March 31, 2019 to 4,039,884 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 10,039,884 outstanding Shares at March 31, 2018 to 11,889,884 outstanding Shares at June 30, 2018.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.2% for the three months ended June 30,

2019, as compared to the Fund’s per Share NAV decrease of 25.2% for the three months ended June 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 2.8% for the three months ended June 30, 2019, as compared to the benchmark’s rise of 13.2% for the three months ended June 30, 2018, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$215,797	$343,498
Management fee	190,096	429,580
Brokerage commission	18,872	16,521
Net realized gain (loss)	10,124,322	(27,662,976)
Change in net unrealized appreciation/depreciation	(2,543,494)	(21,638,603)
Net Income (loss)	$7,796,625	$(48,958,081)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a decrease in the value of WTI Crude Oil during the three months ended June 30, 2019.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$13,019,491	$5,352,309
NAV end of period	$3,838,842	$6,746,849
Percentage change in NAV	(70.5)%	26.1%
Shares outstanding beginning of period	574,832	124,832
Shares outstanding end of period	124,832	174,832
Percentage change in shares outstanding	(78.3)%	40.1%
Shares created	250,000	100,000
Shares redeemed	700,000	50,000
Per share NAV beginning of period	$22.65	$42.88
Per share NAV end of period	$30.75	$38.59
Percentage change in per share NAV	35.8%	(10.0)%
Percentage change in benchmark	(16.2)%	4.2%
Benchmark annualized volatility	27.9%	20.1%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 574,832 outstanding Shares at March 31, 2019 to 124,832 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from an increase from 124,832 outstanding Shares at March 31, 2018 to 174,832 outstanding

Shares at June 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 35.8% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 10.0% for the three months ended June 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 16.2% for the three months ended June 30, 2019, as compared to the benchmark’s rise of 4.2% for the three months ended June 30, 2018, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$11,719	$(2,564)
Management fee	20,378	12,902
Brokerage commission	16,181	5,591
Net realized gain (loss)	3,449,841	(759,484)
Change in net unrealized appreciation/depreciation	(546,185)	171,590
Net Income (loss)	$2,915,375	$(590,458)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a decrease in the value of Henry Hub Natural Gas in conjunction with the timing of shareholder activity, during the three months ended June 30, 2019.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$151,445,608	$188,023,376
NAV end of period	$134,573,471	$177,734,261
Percentage change in NAV	(11.1)%	(5.5)%
Shares outstanding beginning of period	5,900,000	9,250,000
Shares outstanding end of period	5,300,000	7,800,000
Percentage change in shares outstanding	(10.2)%	(15.7)%
Shares created	100,000	500,000
Shares redeemed	700,000	1,950,000
Per share NAV beginning of period	$25.67	$20.33
Per share NAV end of period	$25.39	$22.79
Percentage change in per share NAV	(1.1)%	12.1%
Percentage change in benchmark	1.4%	(5.1)%
Benchmark annualized volatility	4.5%	7.4%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,900,000 outstanding Shares at March 31, 2019 to 5,300,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 9,250,000 outstanding Shares at March 31, 2018 to 7,800,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.1% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 12.1% for the three months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s rise of 1.4% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2018, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$471,256	$322,447
Management fee	334,048	460,782
Net realized gain (loss)	1,947,370	22,934,646
Change in net unrealized appreciation/depreciation	(3,843,749)	(334,834)
Net Income (loss)	$(1,425,123)	$22,922,259

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2019.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$21,506,707	$30,009,467
NAV end of period	$18,158,403	$26,248,001
Percentage change in NAV	(15.6)%	(12.5)%
Shares outstanding beginning of period	296,977	446,978
Shares outstanding end of period	296,977	346,978
Percentage change in shares outstanding	—	(22.4)%
Shares created	300,000	50,000
Shares redeemed	300,000	150,000
Per share NAV beginning of period	$72.42	$67.14
Per share NAV end of period	$61.14	$75.65
Percentage change in per share NAV	(15.6)%	12.7%
Percentage change in benchmark	9.0%	(5.5)%
Benchmark annualized volatility	11.5%	8.6%

On December 20, 2018, the Trust announced that the ProShares UltraShort Gold Fund would change its benchmark. The ProShares UltraShort Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares UltraShort Gold Fund is the Bloomberg Gold Subindex (ticker: BCOMGC). Prior to January 7, 2019, the benchmark for the ProShares UltraShort Gold Fund was the LBMA Gold Price PM.
During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 446,978 outstanding Shares at March 31, 2018 to 346,978 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of gold bullion as measured by the LBMA Gold Price PM.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.6% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 12.7% for the three months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The new benchmark’s rise of 9.0% for the three months ended June 30, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 5.5% for the three months ended June 30, 2018, can be attributed to an increase in the value of gold futures contracts during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$52,582	$47,828
Management fee	48,056	67,143
Brokerage commission	1,640	8
Net realized gain (loss)	(1,900,735)	1,572,944
Change in net unrealized appreciation/depreciation	(1,357,012)	1,881,329
Net Income (loss)	$(3,205,165)	$3,502,101

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of the futures prices during the three months ended June 30, 2019.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$20,253,916	$20,934,105
NAV end of period	$14,026,041	$23,192,780
Percentage change in NAV	(30.7)%	10.8%
Shares outstanding beginning of period	516,976	616,976
Shares outstanding end of period	366,976	666,976
Percentage change in shares outstanding	(29.0)%	8.1%
Shares created	250,000	200,000
Shares redeemed	400,000	150,000
Per share NAV beginning of period	$39.18	$33.93
Per share NAV end of period	$38.22	$34.77
Percentage change in per share NAV	(2.5)%	2.5%
Percentage change in benchmark	1.0%	(1.5)%
Benchmark annualized volatility	15.6%	14.9%

On December 20, 2018, the Trust announced that the ProShares UltraShort Silver Fund would change its benchmark. The ProShares UltraShort Silver Fund struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares UltraShort Silver Fund is the Bloomberg Silver Subindex (ticker: BCOMSI). Prior to January 7, 2019, the benchmark for the ProShares UltraShort Silver Fund was the London Silver Price.
During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 516,976 outstanding Shares at March 31, 2019 to 366,976 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended June 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 616,976 outstanding Shares at March 31, 2018 to 666,976 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of silver bullion as measured by the London Silver Price.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.5% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 2.5% for the three months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.

The new benchmark’s rise of 1.0% for the three months ended June 30, 2019, as compared to the former London Silver Price benchmark’s decline of 1.5% for the three months ended June 30, 2018, can be attributed to an increase in the value of the silver futures contracts during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$42,177	$33,075
Management fee	41,444	51,734
Brokerage commission	2,826	16
Net realized gain (loss)	469,531	334,485
Change in net unrealized appreciation/depreciation	(1,066,289)	476,790
Net Income (loss)	$(554,581)	$844,350

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of futures prices during the three months ended June 30, 2019.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$49,650,541	$87,308,862
NAV end of period	$47,695,345	$84,457,545
Percentage change in NAV	(3.9)%	(3.3)%
Shares outstanding beginning of period	649,290	1,299,290
Shares outstanding end of period	649,290	1,149,290
Percentage change in shares outstanding	—	(11.5)%
Shares created	50,000	50,000
Shares redeemed	50,000	200,000
Per share NAV beginning of period	$76.47	$67.20
Per share NAV end of period	$73.46	$73.49
Percentage change in per share NAV	(3.9)%	9.4%
Percentage change in benchmark	2.8%	(3.9)%
Benchmark annualized volatility	4.8%	6.1%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,299,290 outstanding Shares at March 31, 2018 to 1,149,290 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.9% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 9.4% for the three months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s rise of 2.8% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 3.9% for the three months ended June 30, 2018, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$175,443	$151,662
Management fee	122,990	207,241
Net realized gain (loss)	(2,600,562)	8,333,424
Change in net unrealized appreciation/depreciation	283,682	(414,865)
Net Income (loss)	$(2,141,437)	$8,070,221

The Fund’s net income decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2019.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$51,126,469	$24,945,408
NAV end of period	$37,756,409	$19,864,692
Percentage change in NAV	(26.2)%	(20.4)%
Shares outstanding beginning of period	2,362,403	937,403
Shares outstanding end of period	1,762,403	862,403
Percentage change in shares outstanding	(25.4)%	(8.0)%
Shares created	275,000	100,000
Shares redeemed	875,000	175,000
Per share NAV beginning of period	$21.64	$26.61
Per share NAV end of period	$21.42	$23.03
Percentage change in per share NAV	(1.0)%	(13.5)%
Percentage change in benchmark	(0.8)%	(13.0)%
Benchmark annualized volatility	24.4%	25.1%

During the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,362,403 outstanding Shares at March 31, 2019 to 1,762,403 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 937,403 outstanding Shares at March 31, 2018 to 862,403 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.0% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 13.5% for the three months ended June 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 0.8% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 13.0% for the three months ended June 30, 2018, can be attributed to a lesser decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$133,606	$2,771
Management fee	82,759	42,445
Brokerage commission	9,353	3,126
Net realized gain (loss)	(2,853,263)	247,018
Change in net unrealized appreciation/depreciation	2,001,125	(3,079,614)
Net Income (loss)	$(718,532)	$(2,829,825)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a lesser decrease in the value of the futures prices during the three months ended June 30, 2019.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
NAV beginning of period	$203,503,203	$112,385,324
NAV end of period	$240,473,128	$114,097,930
Percentage change in NAV	18.2%	1.5%
Shares outstanding beginning of period	8,451,317	2,826,317
Shares outstanding end of period	11,526,317	3,751,317
Percentage change in shares outstanding	36.4%	32.7%
Shares created	5,900,000	1,800,000
Shares redeemed	2,825,000	875,000
Per share NAV beginning of period	$24.08	$39.76
Per share NAV end of period	$20.86	$30.42
Percentage change in per share NAV	(13.4)%	(23.5)%
Percentage change in benchmark	(13.2)%	(23.1)%
Benchmark annualized volatility	59.9%	59.9%

During the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 8,451,317 outstanding Shares at March 31, 2019 to 11,526,317 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2018, the increase in the Fund’s NAV resulted from an increase from 2,826,317 outstanding Shares at March 31, 2018 to 3,751,317 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.4% for the three months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 23.5% for the three months ended June 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2019.
The benchmark’s decline of 13.2% for the three months ended June 30, 2019, as compared to the benchmark’s decline of 23.1% for the three months ended June 30, 2018, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net investment income (loss)	$724,602	$(16,991)
Management fee	486,543	222,320
Brokerage commission	70,747	30,172
Net realized gain (loss)	(11,286,520)	(23,529,528)
Change in net unrealized appreciation/depreciation	(11,796,301)	178,622
Net Income (loss)	$(22,358,219)	$(23,367,897)

The Fund’s net income increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a lesser decrease in the value of the futures prices during the three months ended June 30, 2019.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$8,619,686	$7,991,880
NAV end of period	$22,127,403	$8,319,329
Percentage change in NAV	156.7%	4.1%
Shares outstanding beginning of period	200,000	200,000
Shares outstanding end of period	500,000	200,000
Percentage change in shares outstanding	150.0%	—
Shares created	300,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$43.10	$39.96
Per share NAV end of period	$44.25	$41.60
Percentage change in per share NAV	2.7%	4.1%
Percentage change in benchmark	(0.8)%	(2.7)%
Benchmark annualized volatility	5.5%	7.7%

During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 200,000 outstanding Shares at December 31, 2018 to 500,000 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to June 30, 2018.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.7% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 4.1% for the six months ended June 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 0.8% for the six months ended June 30, 2019, as compared to the benchmark’s decline of 2.7% for the six months ended June 30, 2018, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$109,491	$8,842
Management fee	79,777	37,581
Brokerage commission	1,355	603
Net realized gain (loss)	223,624	64,225
Change in net unrealized appreciation/depreciation	(30,548)	254,382
Net Income (loss)	$302,567	$327,449

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2019.
ProShares Short VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$344,596,263	$770,163,871
NAV end of period	$337,102,327	$528,238,767
Percentage change in NAV	(2.2)%	(31.4)%
Shares outstanding beginning of period	8,134,307	1,512,500
Shares outstanding end of period	6,184,307	10,337,500
Percentage change in shares outstanding	(24.0)%	583.5%
Shares created	300,000	17,500,000
Shares redeemed	2,250,000	8,675,000
Per share NAV beginning of period	$42.36	$509.20
Per share NAV end of period	$54.51	$51.10
Percentage change in per share NAV	28.7%	(90.0)%
Percentage change in benchmark	(45.7)%	31.6%
Benchmark annualized volatility	55.9%	156.3%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,134,307 outstanding Shares at December 31, 2018 to 6,184,307 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018 to June 30, 2018. The decrease in the Fund’s NAV was offset by an increase from 1,512,500 outstanding Shares at December 31, 2017 to 10,337,500 outstanding Shares at June 30, 2018.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to one-half
the inverse of the daily performance of its benchmark as of the close of business, February 27, 2018. The Fund’s per Share NAV increase of 28.7% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 90.0% for the six months ended June 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.

The benchmark’s decline of 45.7% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 31.6% for the six months ended June 30, 2018, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$770,941	$(2,395,753)
Management fee	1,890,823	3,614,293
Brokerage commission	408,021	1,716,061
Non-recurring fees and expenses	398,550	—
Net realized gain (loss)	70,532,942	(1,827,776,466)
Change in net unrealized appreciation/depreciation	27,139,946	(39,517,982)
Net Income (loss)	$98,443,829	$(1,869,690,201)

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2019.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for the ProShares Short VIX Short-Term Futures ETF.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$368,399,654	$524,445,526
NAV end of period	$381,980,628	$455,274,935
Percentage change in NAV	3.7%	(13.2)%
Shares outstanding beginning of period	28,211,317	22,161,317
Shares outstanding end of period	19,461,317	13,261,317
Percentage change in shares outstanding	(31.0)%	(40.2)%
Shares created	10,400,000	4,300,000
Shares redeemed	19,150,000	13,200,000
Per share NAV beginning of period	$13.06	$23.66
Per share NAV end of period	$19.63	$34.33
Percentage change in per share NAV	50.3%	45.1%
Percentage change in benchmark	26.5%	23.2%
Benchmark annualized volatility	29.2%	24.2%

During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI

Crude Oil Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 28,211,317 outstanding Shares at December 31, 2018 to 19,461,317 outstanding Shares at June 30, 2019. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 22,161,317 outstanding Shares at December 31, 2017 to 13,261,317 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 50.3% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 45.1% for the six months ended June 30, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s rise of 26.5% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 23.2% for the six months ended June 30, 2018, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$2,327,111	$985,223
Management fee	1,923,750	2,091,357
Brokerage commission	53,319	45,087
Net realized gain (loss)	50,615,554	151,738,610
Change in net unrealized appreciation/depreciation	157,560,555	25,587,101
Net Income (loss)	$210,503,220	$178,310,934

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a greater increase in the value of WTI Crude Oil during the six months ended June 30, 2019.
ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$14,617,440	$63,268,950
NAV end of period	$33,637,758	$25,715,598
Percentage change in NAV	130.1%	(59.4)%
Shares outstanding beginning of period	578,150	1,938,434
Shares outstanding end of period	2,428,150	878,150
Percentage change in shares outstanding	320.0%	(54.7)%
Shares created	2,850,000	750,000
Shares redeemed	1,000,000	1,810,284
Per share NAV beginning of period	$25.28	$32.64
Per share NAV end of period	$13.85	$29.28
Percentage change in per share NAV	(45.2)%	(10.3)%
Percentage change in benchmark	(22.8)%	(2.9)%
Benchmark annualized volatility	35.7%	25.5%

During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 578,150 outstanding Shares at December 31, 2018 to 2,428,150 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,938,434 outstanding Shares at December 31, 2017 to 878,150 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 45.2% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 10.3% for the six months ended June 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 22.8% for the six months ended June 30, 2019, as compared to the benchmark’s decline of 2.9% for the six months ended June 30, 2018, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$93,929	$29,226
Management fee	115,695	175,110
Brokerage commission	47,219	49,657
Net realized gain (loss)	(21,277,866)	5,080,743
Change in net unrealized appreciation/depreciation	9,674,305	(7,340,216)
Net Income (loss)	$(11,509,632)	$(2,230,247)

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a greater decrease in the value of Henry Hub Natural Gas, during the six months ended June 30, 2019.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$7,544,569	$9,591,516
NAV end of period	$5,801,170	$8,848,596
Percentage change in NAV	(23.1)%	(7.7)%
Shares outstanding beginning of period	500,000	550,000
Shares outstanding end of period	400,000	550,000
Percentage change in shares outstanding	(20.0)%	—
Shares created	50,000	150,000
Shares redeemed	150,000	150,000
Per share NAV beginning of period	$15.09	$17.44
Per share NAV end of period	$14.50	$16.09
Percentage change in per share NAV	(3.9)%	(7.7)%
Percentage change in benchmark	(0.8)%	(2.7)%
Benchmark annualized volatility	5.5%	7.7%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at December 31, 2018 to 400,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to June 30, 2018.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.9% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 7.7% for the six months ended June 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 0.8% for the six months ended June 30, 2019, as compared to the benchmark’s decline of 2.7% for the six months ended June 30, 2018, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$39,752	$4,823
Management fee	35,215	44,932
Net realized gain (loss)	(359,872)	(309,512)
Change in net unrealized appreciation/depreciation	(16,908)	(435,638)
Net Income (loss)	$(337,028)	$(740,327)

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2019.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$83,523,294	$93,708,748
NAV end of period	$85,377,335	$82,112,586
Percentage change in NAV	2.2%	(12.4)%
Shares outstanding beginning of period	2,250,000	2,350,000
Shares outstanding end of period	1,950,000	2,250,000
Percentage change in shares outstanding	(13.3)%	(4.3)%
Shares created	400,000	300,000
Shares redeemed	700,000	400,000
Per share NAV beginning of period	$37.12	$39.88
Per share NAV end of period	$43.78	$36.49
Percentage change in per share NAV	17.9%	(8.5)%
Percentage change in benchmark	10.0%	(3.1)%
Benchmark annualized volatility	10.8%	9.1%

On December 20, 2018, the Trust announced that the ProShares Ultra Gold Fund would change its benchmark. The ProShares Ultra Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares Ultra Gold Fund is the Bloomberg Gold Subindex (ticker: BCOMGC). Prior to January 7, 2019, the benchmark for the ProShares Ultra Gold Fund was the LBMA Gold Price PM.
During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 2,250,000 outstanding Shares at December 31, 2018 to 1,950,000 outstanding Shares at June 30, 2019. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,350,000 outstanding Shares at December 31, 2017 to 2,250,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of gold bullion as measured by the LBMA Gold Price PM.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.9% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 8.5% for the six months ended June 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The new benchmark’s rise of 10.0% for the six months ended June 30, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 3.1% for the six months ended June 30, 2018, can be attributed to an increase in the value of gold futures contracts during the period ended June 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$440,872	$261,930
Management fee	380,350	442,935
Brokerage commission	3,787	28
Net realized gain (loss)	7,580,942	2,948,113
Change in net unrealized appreciation/depreciation	4,884,290	(10,811,316)
Net Income (loss)	$12,906,104	$(7,601,273)

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to an increase in the value of futures prices during the six months ended June 30, 2019.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$201,824,376	$258,244,696
NAV end of period	$178,444,838	$208,483,138
Percentage change in NAV	(11.6)%	(19.3)%
Shares outstanding beginning of period	7,646,526	7,696,526
Shares outstanding end of period	7,246,526	7,096,526
Percentage change in shares outstanding	(5.2)%	(7.8)%
Shares created	1,300,000	500,000
Shares redeemed	1,700,000	1,100,000
Per share NAV beginning of period	$26.39	$33.55
Per share NAV end of period	$24.62	$29.38
Percentage change in per share NAV	(6.7)%	(12.4)%
Percentage change in benchmark	(1.8)%	(5.0)%
Benchmark annualized volatility	15.4%	13.7%

On December 20, 2018, the Trust announced that the ProShares Ultra Silver Fund would change its benchmark. The ProShares Ultra Silver Fund struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares Ultra Silver Fund is the Bloomberg Silver Subindex (ticker: BCOMSI). Prior to January 7, 2019, the benchmark for the ProShares Ultra Silver Fund was the London Silver Price.
During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 7,646,526 outstanding Shares at December 31, 2018 to 7,246,526 outstanding Shares at June 30, 2019. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,696,526 outstanding Shares at December 31, 2017 to 7,096,526 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of silver bullion as measured by the London Silver Price.

For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.7% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 12.4% for the six months ended June 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The new benchmark’s decline of 1.8% for the six months ended June 30, 2019, as compared to the former London Silver Price benchmark’s decline of 5.0% for the six months ended June 30, 2018, can be attributed to a lesser decrease in the value of silver futures contracts during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$957,627	$600,819
Management fee	864,406	1,101,124
Brokerage commission	13,702	31
Net realized gain (loss)	5,286,170	7,174,134
Change in net unrealized appreciation/depreciation	(18,388,937)	(35,858,622)
Net Income (loss)	$(12,145,140)	$(28,083,669)

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a lesser decrease in the value of futures prices during the six months ended June 30, 2019.
ProShares Ultra VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$214,304,871	$394,035,141
NAV end of period	$529,341,464	$359,311,519
Percentage change in NAV	147.0%	(8.8)%
Shares outstanding beginning of period	2,630,912	7,625,448
Shares outstanding end of period	17,430,912	5,865,448
Percentage change in shares outstanding	562.5%	(23.1)%
Shares created	32,200,000	17,240,000
Shares redeemed	17,400,000	19,000,000
Per share NAV beginning of period	$81.46	$51.67
Per share NAV end of period	$30.37	$61.26
Percentage change in per share NAV	(62.7)%	18.6%
Percentage change in benchmark	(45.7)%	31.6%
Benchmark annualized volatility	55.9%	156.3%

During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 2,630,912 outstanding Shares at December 31, 2018 to 17,430,912 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 7,625,448 outstanding Shares at December 31, 2017 to 5,865,448 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018 to June 30, 2018.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark prior to close of business on February 27, 2018, and 1.5x the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 62.7% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 18.6% for the six months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 45.7% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 31.6% for the six months ended June 30, 2018, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$356,496	$(2,150,142)
Management fee	2,321,769	1,847,115
Brokerage commission	1,395,316	1,542,921
Non-recurring fees and expenses	27,508	—
Net realized gain (loss)	(250,199,509)	260,784,945
Change in net unrealized appreciation/depreciation	(78,621,075)	74,541,294
Net Income (loss)	$(328,464,088)	$333,176,097

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2019.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$5,751,716	$2,864,269
NAV end of period	$5,807,397	$2,892,468
Percentage change in NAV	1.0%	1.0%
Shares outstanding beginning of period	99,970	49,970
Shares outstanding end of period	99,970	49,970
Percentage change in shares outstanding	—	—
Shares created	100,000	—
Shares redeemed	100,000	—
Per share NAV beginning of period	$57.53	$57.32
Per share NAV end of period	$58.09	$57.88
Percentage change in per share NAV	1.0%	1.0%
Percentage change in benchmark	1.7%	1.8%
Benchmark annualized volatility	5.5%	7.2%

During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2018 to June 30, 2019. By comparison, during the six months ended June 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to June 30, 2018.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.0% for both the six months ended June 30, 2019 and for the six months ended June 30, 2018, was primarily due to similar appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s rise of 1.7% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 1.8% for the six months ended June 30, 2018, can be attributed to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$24,239	$(5,596)
Management fee	21,645	14,332
Net realized gain (loss)	93,976	22,846
Change in net unrealized appreciation/depreciation	(129,048)	10,949
Net Income (loss)	$(10,833)	$28,199

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2019.

ProShares UltraPro 3x Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$87,667,042	$11,335,483
NAV end of period	$114,953,560	$40,809,111
Percentage change in NAV	31.1%	260.0%
Shares outstanding beginning of period	6,700,000	300,008
Shares outstanding end of period	5,100,000	650,000
Percentage change in shares outstanding	(23.9)%	116.7%
Shares created	2,650,000	600,000
Shares redeemed	4,250,000	250,008
Per share NAV beginning of period	$13.08	$37.78
Per share NAV end of period	$22.54	$62.78
Percentage change in per share NAV	72.3%	66.2%
Percentage change in benchmark	26.5%	23.2%
Benchmark annualized volatility	29.2%	24.2%

During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 6,700,000 outstanding Shares at December 31, 2018 to 5,100,000 outstanding Shares at June 30, 2019. By comparison, during the six months ended June 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 300,008 outstanding Shares at December 31, 2017 to 650,000 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 72.3% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 66.2% for the six months ended June 30, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s rise of 26.5% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 23.2% for the six months ended June 30, 2018, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$513,846	$(96,066)
Management fee	572,216	55,692
Brokerage commission	152,933	19,473
Offering costs	—	52,846
Limitation by sponsor	—	(26,957)
Net realized gain (loss)	26,175,871	3,361,776
Change in net unrealized appreciation/depreciation	50,936,598	8,487,486
Net Income (loss)	$77,626,315	$11,753,196

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a greater increase in the value of WTI Crude Oil during the six months ended June 30, 2019.
ProShares UltraPro 3x Short Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$18,665,099	$21,161,176
NAV end of period	$15,342,565	$21,723,197
Percentage change in NAV	(17.8)%	2.7%
Shares outstanding beginning of period	374,906	500,002
Shares outstanding end of period	774,906	1,124,906
Percentage change in shares outstanding	106.7%	125.0%
Shares created	1,700,000	1,287,500
Shares redeemed	1,300,000	662,596
Per share NAV beginning of period	$49.79	$42.32
Per share NAV end of period	$19.80	$19.31
Percentage change in per share NAV	(60.2)%	(54.4)%
Percentage change in benchmark	26.5%	23.2%
Benchmark annualized volatility	29.2%	24.2%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 374,906 outstanding Shares at December 31, 2018 to 774,906 outstanding Shares at June 30, 2019. By comparison, during the six months ended June 30, 2018, the increase in the Fund’s NAV resulted from an increase from 500,002 outstanding Shares at December 31, 2017 to 1,124,906 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 60.2% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 54.4% for the six months ended June 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.

The benchmark’s rise of 26.5% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 23.2% for the six months ended June 30, 2018, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$61,243	$(132,669)
Management fee	80,673	55,810
Brokerage commission	35,091	30,505
Offering costs	—	52,797
Limitation by sponsor	—	(176)
Net realized gain (loss)	(1,081,770)	(11,469,115)
Change in net unrealized appreciation/depreciation	(10,570,969)	(2,454,299)
Net Income (loss)	$(11,591,496)	$(14,056,083)

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a greater increase in the value of WTI Crude Oil in conjunction with a significant decline in average shares outstanding during the six months ended June 30, 2019.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$11,060,333	$13,702,102
NAV end of period	$8,364,065	$7,577,764
Percentage change in NAV	(24.4)%	(44.7)%
Shares outstanding beginning of period	200,000	300,000
Shares outstanding end of period	150,000	150,000
Percentage change in shares outstanding	(25.0)%	(50.0)%
Shares created	—	—
Shares redeemed	50,000	150,000
Per share NAV beginning of period	$55.30	$45.67
Per share NAV end of period	$55.76	$50.52
Percentage change in per share NAV	0.8%	10.6%
Percentage change in benchmark	(0.3)%	(5.1)%
Benchmark annualized volatility	7.5%	8.4%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 150,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 300,000 outstanding Shares at December 31, 2017 to 150,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.8% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 10.6% for the six months ended June 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 0.3% for the six months ended June 30, 2019, as compared to the benchmark’s decline of 5.1% for the six months ended June 30, 2018, can be attributed to a lesser decrease in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$51,684	$4,885
Management fee	40,978	36,668
Brokerage commission	3,102	2,710
Net realized gain (loss)	512,861	(704,868)
Change in net unrealized appreciation/depreciation	(651,797)	1,286,278
Net Income (loss)	$(87,252)	$586,295

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a lesser decrease in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2019.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$114,377,311	$225,843,284
NAV end of period	$68,096,767	$177,512,584
Percentage change in NAV	(40.5)%	(21.4)%
Shares outstanding beginning of period	3,839,884	9,289,884
Shares outstanding end of period	4,039,884	11,889,884
Percentage change in shares outstanding	5.2%	28.0%
Shares created	8,250,000	8,700,000
Shares redeemed	8,050,000	6,100,000
Per share NAV beginning of period	$29.79	$24.31
Per share NAV end of period	$16.86	$14.93
Percentage change in per share NAV	(43.4)%	(38.6)%
Percentage change in benchmark	26.5%	23.2%
Benchmark annualized volatility	29.2%	24.2%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,839,884 outstanding Shares at December 31, 2018 to 4,039,884 outstanding Shares at June 30, 2019. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 9,289,884 outstanding Shares at December 31, 2017 to 11,889,884 outstanding Shares at June 30, 2018.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 43.4% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 38.6% for the six months ended June 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s rise of 26.5% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 23.2% for the six months ended June 30, 2018, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$401,612	$532,980
Management fee	356,422	957,534
Brokerage commission	28,502	28,502
Net realized gain (loss)	969,163	(75,759,313)
Change in net unrealized appreciation/depreciation	(35,461,728)	(6,331,310)
Net Income (loss)	$(34,090,953)	$(81,557,643)

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a greater increase in the value of WTI Crude Oil in conjunction with a significant decline in average shares outstanding during the six months ended June 30, 2019.

ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$17,825,441	$6,902,743
NAV end of period	$3,838,842	$6,746,849
Percentage change in NAV	(78.5)%	(2.3)%
Shares outstanding beginning of period	824,832	174,832
Shares outstanding end of period	124,832	174,832
Percentage change in shares outstanding	(84.9)%	—
Shares created	500,000	350,000
Shares redeemed	1,200,000	350,000
Per share NAV beginning of period	$21.61	$39.48
Per share NAV end of period	$30.75	$38.59
Percentage change in per share NAV	42.3%	(2.3)%
Percentage change in benchmark	(22.8)%	(2.9)%
Benchmark annualized volatility	35.7%	25.5%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 824,832 outstanding Shares at December 31, 2018 to 124,832 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to June 30, 2018.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 42.3% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 2.3% for the six months ended June 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 22.8% for the six months ended June 30, 2019, as compared to the benchmark’s decline of 2.9% for the six months ended June 30, 2018, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$31,203	$(12,151)
Management fee	49,069	29,447
Brokerage commission	27,881	13,771
Net realized gain (loss)	14,769,166	(12,513)
Change in net unrealized appreciation/depreciation	(10,862,796)	1,103,510
Net Income (loss)	$3,937,573	$1,078,846

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a greater decrease in the value of Henry Hub Natural Gas in conjunction with the timing of shareholder activity, during the six months ended June 30, 2019.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$154,120,159	$202,548,197
NAV end of period	$134,573,471	$177,734,262
Percentage change in NAV	(12.7)%	(12.3)%
Shares outstanding beginning of period	6,350,000	9,550,000
Shares outstanding end of period	5,300,000	7,800,000
Percentage change in shares outstanding	(16.5)%	(18.3)%
Shares created	350,000	1,000,000
Shares redeemed	1,400,000	2,750,000
Per share NAV beginning of period	$24.27	$21.21
Per share NAV end of period	$25.39	$22.79
Percentage change in per share NAV	4.6%	7.4%
Percentage change in benchmark	(0.8)%	(2.7)%
Benchmark annualized volatility	5.5%	7.7%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,350,000 outstanding Shares at December 31, 2018 to 5,300,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 9,550,000 outstanding Shares at December 31, 2017 to 7,800,000 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.6% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 7.4% for the six months ended June 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 0.8% for the six months ended June 30, 2019, as compared to the benchmark’s decline of 2.7% for the six months ended June 30, 2018, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$905,729	$490,576
Management fee	674,193	910,637
Net realized gain (loss)	5,276,612	4,011,223
Change in net unrealized appreciation/depreciation	581,064	9,772,114
Net Income (loss)	$6,763,405	$14,273,913

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2019.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$18,098,997	$31,497,410
NAV end of period	$18,158,403	$26,248,001
Percentage change in NAV	0.3%	(16.7)%
Shares outstanding beginning of period	246,978	446,978
Shares outstanding end of period	296,977	346,978
Percentage change in shares outstanding	20.2%	(22.4)%
Shares created	400,000	250,000
Shares redeemed	350,001	350,000
Per share NAV beginning of period	$73.28	$70.47
Per share NAV end of period	$61.14	$75.65
Percentage change in per share NAV	(16.6)%	7.4%
Percentage change in benchmark	10.0%	(3.1)%
Benchmark annualized volatility	10.8%	9.1%

On December 20, 2018, the Trust announced that the ProShares UltraShort Gold Fund would change its benchmark. The ProShares UltraShort Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares UltraShort Gold Fund is the Bloomberg Gold Subindex (ticker: BCOMGC). Prior to January 7, 2019, the benchmark for the ProShares UltraShort Gold Fund was the LBMA Gold Price PM.
During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 246,978 outstanding Shares at December 31, 2018 to 296,977 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 446,978 outstanding Shares at December 31, 2017 to 346,978 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of gold bullion as measured by the LBMA Gold Price PM.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.6% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 7.4% for the six months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.

The new benchmark’s rise of 10.0% for the six months ended June 30, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 3.1% for the six months ended June 30, 2018, can be attributed to an increase in the value of gold futures contracts during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$100,053	$70,206
Management fee	95,018	134,889
Brokerage commission	2,418	28
Net realized gain (loss)	(3,069,639)	(1,696,803)
Change in net unrealized appreciation/depreciation	(478,986)	3,789,437
Net Income (loss)	$(3,448,572)	$2,162,840

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to an increase in the value of the futures prices during the six months ended June 30, 2019.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$11,768,863	$14,806,259
NAV end of period	$14,026,041	$23,192,780
Percentage change in NAV	19.2%	56.6%
Shares outstanding beginning of period	316,976	466,976
Shares outstanding end of period	366,976	666,976
Percentage change in shares outstanding	15.8%	42.8%
Shares created	550,000	650,000
Shares redeemed	500,000	450,000
Per share NAV beginning of period	$37.13	$31.71
Per share NAV end of period	$38.22	$34.77
Percentage change in per share NAV	2.9%	9.7%
Percentage change in benchmark	(1.8)%	(5.0)%
Benchmark annualized volatility	15.4%	13.7%

On December 20, 2018, the Trust announced that the ProShares UltraShort Silver Fund would change its benchmark. The ProShares UltraShort Silver Fund struck its NAV using its new benchmark for the first time on January 7, 2019. The new benchmark for the ProShares UltraShort Silver Fund is the Bloomberg Silver Subindex (ticker: BCOMSI). Prior to January 7, 2019, the benchmark for the ProShares UltraShort Silver Fund was the London Silver Price.

During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 316,976 outstanding Shares at December 31, 2018 to 366,976 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the six months ended June 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 466,976 outstanding Shares at December 31, 2017 to 666,976 outstanding Shares at June 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of silver bullion as measured by the London Silver Price.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.9% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 9.7% for the six months ended June 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The new benchmark’s decline of 1.8% for the six months ended June 30, 2019, as compared to the former London Silver Price benchmark’s decline of 5.0% for the six months ended June 30, 2018, can be attributed to a lesser decrease in the value of the silver futures contracts during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$73,731	$46,262
Management fee	78,655	97,129
Brokerage commission	4,175	26
Net realized gain (loss)	(920,611)	(1,264,388)
Change in net unrealized appreciation/depreciation	1,069,178	3,182,840
Net Income (loss)	$222,298	$1,964,714

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a lesser decrease in the value of futures prices during the six months ended June 30, 2019.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$55,363,675	$131,077,453
NAV end of period	$47,695,345	$84,457,545
Percentage change in NAV	(13.9)%	(35.6)%
Shares outstanding beginning of period	749,290	1,749,290
Shares outstanding end of period	649,290	1,149,290
Percentage change in shares outstanding	(13.3)%	(34.3)%
Shares created	450,000	100,000
Shares redeemed	550,000	700,000
Per share NAV beginning of period	$73.89	$74.93
Per share NAV end of period	$73.46	$73.49
Percentage change in per share NAV	(0.6)%	(1.9)%
Percentage change in benchmark	1.7%	1.8%
Benchmark annualized volatility	5.5%	7.2%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 749,290 outstanding Shares at December 31, 2018 to 649,290 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,749,290 outstanding Shares at December 31, 2017 to 1,149,290 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.6% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV decrease of 1.9% for the six months ended June 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s rise of 1.7% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 1.8% for the six months ended June 30, 2018, can be attributed to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$343,017	$233,063
Management fee	247,784	438,360
Net realized gain (loss)	(2,944,042)	(2,918,976)
Change in net unrealized appreciation/depreciation	2,717,362	(818,709)
Net Income (loss)	$116,337	$(3,504,622)

The Fund’s net income increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a lesser increase in the value of the Japanese yen versus the U.S. dollar in conjunction with the timing of shareholder activity during the six months ended June 30, 2019.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$56,299,121	$26,347,948
NAV end of period	$37,756,409	$19,864,692
Percentage change in NAV	(32.9)%	(24.6)%
Shares outstanding beginning of period	2,112,403	1,237,403
Shares outstanding end of period	1,762,403	862,403
Percentage change in shares outstanding	(16.6)%	(30.3)%
Shares created	775,000	650,000
Shares redeemed	1,125,000	1,025,000
Per share NAV beginning of period	$26.65	$21.29
Per share NAV end of period	$21.42	$23.03
Percentage change in per share NAV	(19.6)%	8.2%
Percentage change in benchmark	(19.2)%	9.1%
Benchmark annualized volatility	23.4%	48.8%

During the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,112,403 outstanding Shares at December 31, 2018 to 1,762,403 outstanding Shares at June 30, 2019. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,237,403 outstanding Shares at December 31, 2017 to 862,403 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.6% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 8.2% for the six months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 19.2% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 9.1% for the six months ended June 30, 2018, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$282,872	$(1,716)
Management fee	188,570	97,404
Brokerage commission	19,689	14,358
Net realized gain (loss)	(7,055,283)	3,967,454
Change in net unrealized appreciation/depreciation	(4,425,324)	1,836,853
Net Income (loss)	$(11,197,735)	$5,802,591

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a decrease in the value of the futures prices during the six months ended June 30, 2019.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV beginning of period	$149,547,115	$137,741,560
NAV end of period	$240,473,128	$114,097,930
Percentage change in NAV	60.8%	(17.2)%
Shares outstanding beginning of period	3,876,317	5,901,317
Shares outstanding end of period	11,526,317	3,751,317
Percentage change in shares outstanding	197.4%	(36.4)%
Shares created	12,125,000	3,675,000
Shares redeemed	4,475,000	5,825,000
Per share NAV beginning of period	$38.58	$23.34
Per share NAV end of period	$20.86	$30.42
Percentage change in per share NAV	(45.9)%	30.3%
Percentage change in benchmark	(45.7)%	31.6%
Benchmark annualized volatility	55.9%	156.3%

During the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,876,317 outstanding Shares at December 31, 2018 to 11,526,317 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 5,901,317 outstanding Shares at December 31, 2017 to 3,751,317 outstanding Shares at June 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the six months ended June 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 45.9% for the six months ended June 30, 2019, as compared to the Fund’s per Share NAV increase of 30.3% for the six months ended June 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2019.
The benchmark’s decline of 45.7% for the six months ended June 30, 2019, as compared to the benchmark’s rise of 31.6% for the six months ended June 30, 2018, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income (loss)	$1,201,304	$(64,417)
Management fee	848,246	474,707
Brokerage commission	83,182	101,471
Net realized gain (loss)	(66,193,104)	53,745,459
Change in net unrealized appreciation/depreciation	(33,080,532)	14,198,503
Net Income (loss)	$(98,072,332)	$67,879,545

The Fund’s net income decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a decrease in the value of the futures prices during the six months ended June 30, 2019.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2019 and 2018, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of June 30, 2019 and 2018, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2019	154	$1.14	125,000	$(22,034,513)

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2018	57	$1.1737	125,000	$(8,362,256)

The June 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of June 30, 2019 and 2018, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2019	6,094	$15.53	1,000	$(94,609,350)
VIX Futures (CBOE)	Short	August 2019	4,424	16.58	1,000	(73,327,800)

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2018	9,451	$16.03	1,000	$(151,452,275)
VIX Futures (CBOE)	Short	August 2018	6,868	16.38	1,000	(112,463,500)

The June 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of June 30, 2019 and 2018, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2019	2,120	$58.52	1,000	$124,062,400

Swap Agreements as of June 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$85.8165	$202,875,259
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	85.8165	129,203,915
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	85.8165	131,120,750
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	85.8165	61,063,068
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	85.8165	115,790,770

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2018	2,687	$72.46	1,000	$194,700,020

Swap Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$107.5777	$226,255,400
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	107.5777	189,842,536
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	107.5777	21,173,182
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	107.5777	80,696,770
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	107.5777	197,792,801

The June 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2019 and 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra Bloomberg Natural Gas:
As of June 30, 2019 and 2018, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2019	2,948	$2.28	10,000	$67,273,360

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2018	1,773	$2.90	10,000	$51,434,730

The June 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of June 30, 2019 and 2018, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/19	5,708,031	1.1342	$6,474,107
Euro	UBS AG	Long	07/12/19	5,921,240	1.1344	6,717,044
Euro	Goldman Sachs International	Short	07/12/19	(71,266)	1.1314	(80,633)
Euro	UBS AG	Short	07/12/19	(1,362,265)	1.1369	(1,548,778)

Foreign Currency Forward Contracts as of June 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/13/18	7,275,525	1.1686	$8,501,968
Euro	UBS AG	Long	07/13/18	8,350,300	1.1686	9,757,919
Euro	UBS AG	Short	07/13/18	(487,200)	1.1686	(569,328)

The June 30, 2019 and 2018 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra Gold:
As of June 30, 2019, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. As of June 30, 2018 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2019	309	$1,413.70	100	$43,683,330

Swap Agreements as of June 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$164.2928	$43,120,440
Bloomberg Gold Subindex	Goldman Sachs International	Long	164.2928	39,623,699
Bloomberg Gold Subindex	UBS AG	Long	164.2928	44,338,615

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2018	2	$1,254.50	100	$250,900

Forward Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,251.25	$59,059,000
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,251.22	46,820,652
0.995 Fine Troy Ounce Gold	Societe Generale	Long	1,251.22	16,265,860
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,251.19	41,789,746

The June 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2019 and 2018 forward and swap notional values equal units multiplied by the forward or swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra Silver:
As of June 30, 2019, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. As of June 30, 2018, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2019	633	$15.34	5,000	$48,554,265

Swap Agreements as of June 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$148.0529	$110,291,099
Bloomberg Silver Subindex	Goldman Sachs International	Long	148.0529	95,340,020
Bloomberg Silver Subindex	UBS AG	Long	148.0529	102,655,024

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2018	2	$16.20	5,000	$161,980

Forward Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$16.0407	$141,190,241

0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.0407	112,778,954
0.999 Fine Troy Ounce Silver	Societe Generale	Long	16.0406	52,677,330
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.0407	110,119,406

The June 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2019 and 2018 forward and swap notional values equal units multiplied by the forward or swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra VIX Short-Term Futures ETF
As of June 30, 2019 and 2018, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2019	27,397	$15.53	1,000	$425,338,425
VIX Futures (CBOE)	Long	August 2019	19,933	16.58	1,000	330,389,475

Swap Agreements as of June 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$25.3687	$39,123,255

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2018	15,203	$16.03	1,000	$243,628,075
VIX Futures (CBOE)	Long	August 2018	11,063	16.38	1,000	181,156,625

Swap Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures Index	Deutsche Bank AG	Long	$54.4300	$18,250,660
iPath S&P 500 VIX Short-Term Futures	Goldman Sachs International	Long	36.8671	95,963,878

The June 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2019 and 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra Yen:
As of June 30, 2019 and 2018, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/19	336,548,449	0.009246	$3,111,764
Yen	UBS AG	Long	07/12/19	921,532,970	0.009243	8,517,925
Yen	UBS AG	Short	07/12/19	(6,364,462)	0.009286	(59,101)

Foreign Currency Forward Contracts as of June 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/13/18	324,525,000	0.009037	$2,932,713
Yen	UBS AG	Long	07/13/18	325,871,400	0.009037	2,944,880
Yen	Goldman Sachs International	Short	07/13/18	(2,934,400)	0.009037	(26,517)
Yen	UBS AG	Short	07/13/18	(7,607,800)	0.009037	(68,752)

The June 30, 2019 and 2018 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraPro 3x Crude Oil ETF
As of June 30, 2019 and 2018, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2019	5,895	$58.52	1,000	$344,975,400

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2018	1,690	$72.46	1,000	$122,457,400

The June 30, 2019 and 2018 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares UltraPro 3x Short Crude Oil ETF
As of June 30, 2019 and 2018, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2019	787	$58.52	1,000	$(46,055,240)

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2018	899	$72.46	1,000	$(65,141,540)

The June 30, 2019 and 2018 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Australian Dollar:

As of June 30, 2019 and 2018, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2019	238	$70.37	1,000	$(16,745,680)

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2018	205	$73.98	1,000	$(15,165,900)

The June 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of June 30, 2019 and 2018, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2019	612	$58.52	1,000	$(35,814,240)

Swap Agreements as of June 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$85.8165	$(32,391,415)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	85.8165	(18,892,963)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	85.8165	(21,105,665)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	85.8165	(8,748,167)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	85.8165	(19,251,456)

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2018	1,028	$72.46	1,000	$(74,488,880)

Swap Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$107.5777	$(91,601,590)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	107.5777	(62,787,144)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	107.5777	(25,944,244)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	107.5777	(32,467,552)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	107.5777	(67,673,814)

The June 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. June 30, 2019 and 2018 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraShort Bloomberg Natural Gas:
As of June 30, 2019 and 2018, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2019	336	$2.28	10,000	$(7,667,520)

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2018	465	$2.90	10,000	$(13,489,650)

The June 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of June 30, 2019 and 2018, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/19	5,149,992	1.1299	$5,818,958
Euro	UBS AG	Long	07/12/19	4,521,641	1.1389	5,149,650
Euro	Goldman Sachs International	Short	07/12/19	(113,562,310)	1.1342	(128,802,111)
Euro	UBS AG	Short	07/12/19	(132,301,410)	1.1339	(150,013,121)

Foreign Currency Forward Contracts as of June 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/13/18	13,852,100	1.1686	$16,187,163
Euro	UBS AG	Long	07/13/18	33,390,600	1.1686	39,019,289
Euro	Goldman Sachs International	Short	07/13/18	(161,505,525)	1.1686	(188,730,681)
Euro	UBS AG	Short	07/13/18	(190,156,800)	1.1686	(222,211,731)
The June 30, 2019 and 2018 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraShort Gold:
As of June 30, 2019, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. As of June 30, 2018 ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2019	91	$1,413.70	100	$(12,864,670)

Swap Agreements as of June 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$164.2928	$(9,390,533)
Bloomberg Gold Subindex	Goldman Sachs International	Short	164.2928	(7,443,910)
Bloomberg Gold Subindex	UBS AG	Short	164.2928	(6,675,900)

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2018	2	$1,254.50	100	$(250,900)

Forward Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A	Short	$1,251.25	$(17,892,875)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,251.22	$(15,637,748)
0.995 Fine Troy Ounce Gold	Societe Generale	Short	1,251.22	$(6,005,856)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,251.19	$(12,699,579)

The June 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2019 and 2018 short forward and swap notional values equal units multiplied by the forward or swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraShort Silver:
As of June 30, 2019, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. As of June 30, 2018 ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2019	60	$15.34	5,000	$(4,602,299)

Swap Agreements as of June 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$148.0529	$(8,558,305)
Bloomberg Silver Subindex	Goldman Sachs International	Short	148.0529	(7,593,488)
Bloomberg Silver Subindex	UBS AG	Short	148.0529	(7,293,546)

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2018	2	$16.20	5,000	$(161,980)

Forward Agreements as of June 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$16.0407	$(17,532,485)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.0407	(13,658,656)
0.999 Fine Troy Ounce Silver	Societe Generale	Short	16.0406	(2,502,334)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.0407	(12,527,787)

The June 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2019 and 2018 short forward and swap notional values equal units multiplied by the forward or swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/
A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraShort Yen:
As of June 30, 2019 and 2018, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/19	322,672,886	0.009313	$3,005,168
Yen	Goldman Sachs International	Short	07/12/19	(5,474,654,493)	0.009244	(50,605,080)
Yen	UBS AG	Short	07/12/19	(5,105,752,383)	0.009245	(47,200,208)

Foreign Currency Forward Contracts as of June 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/13/18	194,370,200	0.009037	$1,756,512
Yen	UBS AG	Long	07/13/18	1,202,284,300	0.009037	10,864,969
Yen	Goldman Sachs International	Short	07/13/18	(9,819,252,600)	0.009037	(88,735,987)
Yen	UBS AG	Short	07/13/18	(10,284,615,200)	0.009037	(92,941,440)

The June 30, 2019 and 2018 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares VIX
Mid-Term
Futures ETF
As of June 30, 2019 and 2018, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2019	428	$17.08	1,000	$7,308,100
VIX Futures (CBOE)	Long	November 2019	739	17.08	1,000	12,618,425
VIX Futures (CBOE)	Long	December 2019	739	16.83	1,000	12,433,675
VIX Futures (CBOE)	Long	January 2020	311	17.33	1,000	5,388,075

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2018	224	$17.08	1,000	$3,824,800
VIX Futures (CBOE)	Long	November 2018	387	17.08	1,000	6,608,025
VIX Futures (CBOE)	Long	December 2018	387	17.03	1,000	6,588,675
VIX Futures (CBOE)	Long	January 2019	163	17.53	1,000	2,856,575

The June 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of June 30, 2019 and 2018, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2019	8,727	$15.53	1,000	$135,486,675
VIX Futures (CBOE)	Long	August 2019	6,343	16.58	1,000	105,135,225

Futures Positions as of June 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2018	4,084	$16.03	1,000	$65,446,100
VIX Futures (CBOE)	Long	August 2018	2,971	16.38	1,000	48,650,125

The June 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
-1x,
-2x,
-3x,
1.5x, 2x, 3x), regardless of market direction or sentiment. On a daily basis, each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described in Item 7 of the Annual Report on Form
10-K/A,
these adjustments are done through the use of various Financial Instruments. Factors common to all Funds that may require portfolio re-positioning
are create/redeem activity and index rebalances.
For Geared Funds, the impact of the index’s movements each day also affects whether the Fund’s portfolio needs to be rebalanced. For example, if the index for an Ultra Fund or UltraPro Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund or UltraPro Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds or UltraPro Short Funds will generally decrease when the Index rises on a given day, to the extent there are not offsetting factors. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Fund’s, an UltraShort Fund’s, or UltraPro Short Fund’s assets should rise. As a result, the Fund’s short exposure may need to be increased.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Sponsor and the Trust are named as defendants in the following purported class action lawsuits filed in the United States District Court for the Southern District of New York on the following dates: (i) on January 29, 2019 and captioned Ford v. ProShares Trust II et al.; (ii) on February 27, 2019 and captioned Bittner v. ProShares Trust II, et al.; and (iii) on March 1, 2019 and captioned Mareno v. ProShares Trust II, et al. The allegations in the complaints are substantially the same, namely that the defendants violated Sections 11 and 15 of the 1933 Act and Sections 10(b) and 20(a) and Rule
10b-5
of the 1934 Act by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the actions, along with a number of others. On April 29, 2019, the Court entered an order consolidating the three suits into a single action captioned In re
ProShares Trust II Securities Litigation
, and requiring that the lead plaintiff file an amended consolidated complaint by June 21, 2019. The Sponsor and the Trust filed a Motion to Dismiss on August 2, 2019. Counsel for the Trust believes the amended consolidated complaint (as with the original complaint) is without merit and that the lawsuit will not adversely impact the operation of the Trust, ProShares Short VIX Short-Term Futures ETF, or any of its other Funds. The Trust and the Sponsor intend to vigorously defend against the lawsuit. The Trust and the Sponsor cannot predict the outcome of the lawsuit. Accordingly, no loss contingency has been recorded in the Statement of Financial Condition and the amount of loss, if any, cannot be reasonably estimated at this time. ProShares Short VIX Short-Term Futures ETF may incur expenses in defending against the lawsuit.
Item 1A. Risk Factors.
There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, filed on March 25, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.

Title of Securities Registered	Amount Registered As of June 30, 2019	Shares Sold For the Three Months Ended June 30, 2019	Sale Price of Shares Sold For the Three Months Ended June 30, 2019	Shares Sold For the Six Months Ended June 30, 2019	Sale Price of Shares Sold For the Six Months Ended June 30, 2019
ProShares Short Euro
Common Units of Beneficial Interest	$153,418,934	—	$—	300,000	$13,205,150
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$4,190,504,596	—	$—	300,000	$14,869,996
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$5,678,328,106	7,100,000	$128,741,037	10,400,000	$185,702,266
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$506,239,987	1,550,000	$23,489,119	2,850,000	$55,303,644
ProShares Ultra Euro
Common Units of Beneficial Interest	$90,976,566	—	$—	50,000	$744,567
ProShares Ultra Gold
Common Units of Beneficial Interest	$246,598,845	350,000	$12,976,110	400,000	$14,864,857
ProShares Ultra Silver
Common Units of Beneficial Interest	$1,202,878,714	900,000	$20,942,106	1,300,000	$31,578,388
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$6,913,084,508	17,050,000	$585,834,908	32,200,000	$1,314,412,456
ProShares Ultra Yen
Common Units of Beneficial Interest	$132,956,903	50,000	$2,835,708	100,000	$5,758,562
ProShares UltraPro 3x Crude Oil ETF
Common Units of Beneficial Interest	$2,029,485,301	1,850,000	$37,853,982	2,650,000	$54,155,798
ProShares UltraPro 3x Short Crude Oil ETF
Common Units of Beneficial Interest	$912,669,350	950,000	$19,505,574	1,700,000	$38,162,256
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$162,940,781	—	$—	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$2,165,329,020	4,850,000	$76,776,773	8,250,000	$143,253,074

Title of Securities Registered	Amount Registered As of June 30, 2019	Shares Sold For the Three Months Ended June 30, 2019	Sale Price of Shares Sold For the Three Months Ended June 30, 2019	Shares Sold For the Six Months Ended June 30, 2019	Sale Price of Shares Sold For the Six Months Ended June 30, 2019
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$665,645,139	250,000	$6,919,017	500,000	$11,032,627
ProShares UltraShort Euro
Common Units of Beneficial Interest	$1,863,573,310	100,000	$2,529,264	350,000	$8,834,696
ProShares UltraShort Gold
Common Units of Beneficial Interest	$197,613,808	300,000	$21,408,838	400,000	$28,645,711
ProShares UltraShort Silver
Common Units of Beneficial Interest	$887,571,447	250,000	$10,504,977	550,000	$21,734,371
ProShares UltraShort Yen
Common Units of Beneficial Interest	$906,315,192	50,000	$3,859,717	450,000	$34,403,213
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$472,484,450	275,000	$5,983,730	775,000	$17,352,765
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,721,389,887	5,900,000	$129,284,145	12,125,000	$303,419,296

Total Trust:		41,775,000	$1,089,445,005	75,650,000	$2,297,433,693

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: August 9, 2019

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: August 9, 2019