Form 10-Q
period 2019-09-30
ProShares Trust II
filed 2019-11-08
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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
☒
   Yes
☐
  No
As of September 30, 2019, the registrant had 100,867,767 shares of common stock, $0 par value per share, outstanding.
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
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short Euro	4
ProShares Short VIX Short-Term Futures ETF	9
ProShares Ultra Bloomberg Crude Oil	14
ProShares Ultra Bloomberg Natural Gas	19
ProShares Ultra Euro	24
ProShares Ultra Gold	29
ProShares Ultra Silver	34
ProShares Ultra VIX Short-Term Futures ETF	39
ProShares Ultra Yen	44
ProShares UltraPro 3x Crude Oil ETF	49
ProShares UltraPro 3x Short Crude Oil ETF	54
ProShares UltraShort Australian Dollar	59
ProShares UltraShort Bloomberg Crude Oil	64
ProShares UltraShort Bloomberg Natural Gas	69
ProShares UltraShort Euro	74
ProShares UltraShort Gold	79
ProShares UltraShort Silver	84
ProShares UltraShort Yen	89
ProShares VIX Mid-Term Futures ETF	94
ProShares VIX Short-Term Futures ETF	99
ProShares Trust II	104
Notes to Financial Statements	108

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $6,979,777 and $599,431, respectively)	$6,980,360	$599,429
Cash	11,305,811	7,873,056
Segregated cash balances with brokers for futures contracts	297,000	151,800
Receivable on open futures contracts	64,969	—
Interest receivable	17,320	7,641

Total assets	18,665,460	8,631,926

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,250
Payable to Sponsor	14,393	6,990

Total liabilities	14,393	12,240

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,651,067	8,619,686

Total liabilities and shareholders’ equity	$18,665,460	$8,631,926

Shares outstanding	400,000	200,000

Net asset value per share	$46.63	$43.10

Market value per share (Note 2)	$46.73	$43.08

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(37% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.014% due 11/07/19	$2,000,000	$1,996,475
1.843% due 12/05/19	5,000,000	4,983,885

Total short-term U.S. government and agency obligations (cost $6,979,777)		$6,980,360

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires December 2019	135	$18,499,219	$263,291

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$107,143	$31,641	$297,766	$78,667

Expenses
Management fee	46,129	20,064	125,906	57,645
Brokerage commissions	763	316	2,118	919

Total expenses	46,892	20,380	128,024	58,564

Net investment income (loss)	60,251	11,261	169,742	20,103

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	625,576	173,885	849,200	238,110

Net realized gain (loss)	625,576	173,885	849,200	238,110

Change in net unrealized appreciation (depreciation) on
Futures contracts	342,293	(85,332)	306,572	168,169
Short-term U.S. government and agency obligations	(4,588)	(900)	585	(19)

Change in net unrealized appreciation (depreciation)	337,705	(86,232)	307,157	168,150

Net realized and unrealized gain (loss)	963,281	87,653	1,156,357	406,260

Net income (loss)	$1,023,532	$98,914	$1,326,099	$426,363

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$22,127,403	$8,319,329	$8,619,686	$7,991,880

Addition of –, –, 300,000 and – shares, respectively	—	—	13,205,150	—
Redemption of 100,000, –, 100,000 and – shares, respectively	(4,499,868)	—	(4,499,868)	—

Net addition (redemption) of (100,000), –, 200,000 and – shares, respectively	(4,499,868)	—	8,705,282	—

Net investment income (loss)	60,251	11,261	169,742	20,103
Net realized gain (loss)	625,576	173,885	849,200	238,110
Change in net unrealized appreciation (depreciation)	337,705	(86,232)	307,157	168,150

Net income (loss)	1,023,532	98,914	1,326,099	426,363

Shareholders’ equity, end of period	$18,651,067	$8,418,243	$18,651,067	$8,418,243

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$1,326,099	$426,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(410,432,905)	(242,622,369)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	404,250,000	245,200,000
Net amortization and accretion on short-term U.S. government and agency obligations	(197,441)	(71,032)
Change in unrealized appreciation (depreciation) on investments	(585)	19
Decrease (Increase) in receivable on futures contracts	(64,969)	(103,916)
Decrease (Increase) in interest receivable	(9,679)	(1,162)
Increase (Decrease) in payable to Sponsor	7,403	6
Increase (Decrease) in payable on futures contracts	(5,250)	(43,311)

Net cash provided by (used in) operating activities	(5,127,327)	2,784,598

Cash flow from financing activities
Proceeds from addition of shares	13,205,150	—
Payment on shares redeemed	(4,499,868)	—

Net cash provided by (used in) financing activities	8,705,282	—

Net increase (decrease) in cash	3,577,955	2,784,598
Cash, beginning of period	8,024,856	1,045,493

Cash, end of period	$11,602,811	$3,830,091

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $167,683,524 and $–, respectively)	$167,710,201	$—
Cash	35,343,963	180,835,767
Segregated cash balances with brokers for futures contracts	72,222,237	116,062,688
Receivable from capital shares sold	2,697,553	—
Receivable on open futures contracts	62,909,184	63,300,889
Interest receivable	102,279	142,222

Total assets	340,985,417	360,341,566

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,790,506	15,448,037
Payable to Sponsor	252,837	297,266
Non-recurring fees and expenses payable	45,949	—

Total liabilities	2,089,292	15,745,303

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	338,896,125	344,596,263

Total liabilities and shareholders’ equity	$340,985,417	$360,341,566

Shares outstanding	6,284,307	8,134,307

Net asset value per share	$53.93	$42.36

Market value per share (Note 2)	$53.41	$42.30

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.757% due 10/24/19	$10,000,000	$9,988,692
1.925% due 11/07/19 †	158,000,000	157,721,509

Total short-term U.S. government and agency obligations (cost $167,683,524)		$167,710,201

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires October 2019	5,281	$90,437,125	$7,549,341
VIX Futures - CBOE, expires November 2019	4,321	78,966,275	(338,838)

			$7,210,503

†	All or partial amount pledged as collateral for futures contracts.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$1,291,477	$1,287,659	$4,759,836	$4,369,182

Expenses
Management fee	757,124	1,111,482	2,647,947	4,725,775
Brokerage commissions	166,779	272,502	574,800	1,988,563
Brokerage fees	1,541	4,836	1,565	151,758
Non-recurring fees and expenses	—	—	398,550	—

Total expenses	925,444	1,388,820	3,622,862	6,866,096

Net investment income (loss)	366,033	(101,161)	1,136,974	(2,496,914)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,173,763	38,096,229	71,706,713	(1,789,421,125)
Short-term U.S. government and agency obligations	1,969	—	1,961	(259,112)

Net realized gain (loss)	1,175,732	38,096,229	71,708,674	(1,789,680,237)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(5,428,459)	33,660,002	21,686,704	(5,909,845)
Short-term U.S. government and agency obligations	1,894	—	26,677	51,865

Change in net unrealized appreciation (depreciation)	(5,426,565)	33,660,002	21,713,381	(5,857,980)

Net realized and unrealized gain (loss)	(4,250,833)	71,756,231	93,422,055	(1,795,538,217)

Net income (loss)	$(3,884,800)	$71,655,070	$94,559,029	$(1,798,035,131)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$337,102,327	$528,238,767	$344,596,263	$770,163,871

Addition of 850,000, –, 1,150,000 and 17,500,000 shares, respectively	47,223,413	—	62,093,409	2,359,283,234
Redemption of 750,000, 3,703,193, 3,000,000 and 12,378,193 shares, respectively	(41,544,815)	(207,784,680)	(162,352,576)	(939,302,817)

Net addition (redemption) of 100,000, (3,703,193), (1,850,000) and 5,121,807 shares, respectively	5,678,598	(207,784,680)	(100,259,167)	1,419,980,417

Net investment income (loss)	366,033	(101,161)	1,136,974	(2,496,914)
Net realized gain (loss)	1,175,732	38,096,229	71,708,674	(1,789,680,237)
Change in net unrealized appreciation (depreciation)	(5,426,565)	33,660,002	21,713,381	(5,857,980)

Net income (loss)	(3,884,800)	71,655,070	94,559,029	(1,798,035,131)

Shareholders’ equity, end of period	$338,896,125	$392,109,157	$338,896,125	$392,109,157

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$94,559,029	$(1,798,035,131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,048,486,139)	(18,326,003,101)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,882,476,021	18,823,156,026
Net amortization and accretion on short-term U.S. government and agency obligations	(1,671,445)	(2,449,528)
Net realized gain (loss) on investments	(1,961)	259,112
Change in unrealized appreciation (depreciation) on investments	(26,677)	(51,865)
Decrease (Increase) in receivable on futures contracts	391,705	(55,763,471)
Decrease (Increase) in interest receivable	39,943	(84,773)
Increase (Decrease) in payable to Sponsor	(44,429)	(508,404)
Increase (Decrease) in payable on futures contracts	(13,657,531)	(528,750)
Increase (Decrease) in payable to Broker	—	64
Increase (Decrease) in non-recurring fees and expenses payable	45,949	—

Net cash provided by (used in) operating activities	(86,375,535)	(1,360,009,821)

Cash flow from financing activities
Proceeds from addition of shares	59,395,856	2,359,283,234
Payment on shares redeemed	(162,352,576)	(984,120,527)

Net cash provided by (used in) financing activities	(102,956,720)	1,375,162,707

Net increase (decrease) in cash	(189,332,255)	15,152,886
Cash, beginning of period	296,898,455	300,668,276

Cash, end of period	$107,566,200	$315,821,162

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $297,390,977 and $280,497,709, respectively)	$297,435,798	$280,502,900
Cash	26,746,532	123,257,905
Segregated cash balances with brokers for futures contracts	7,591,500	13,563,407
Segregated cash balances with brokers for swap agreements	6,878,000	11,197,000
Receivable from capital shares sold	9,066,757	12,991,664
Receivable on open futures contracts	—	190,440
Interest receivable	58,698	62,514

Total assets	347,777,285	441,765,830

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,351,081	311,815
Payable to Sponsor	268,890	287,236
Unrealized depreciation on swap agreements	37,929,315	72,767,125

Total liabilities	40,549,286	73,366,176

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	307,227,999	368,399,654

Total liabilities and shareholders’ equity	$347,777,285	$441,765,830

Shares outstanding	19,111,317	28,211,317

Net asset value per share	$16.08	$13.06

Market value per share (Note 2)	$16.22	$13.30

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19 †	$36,000,000	$35,983,757
1.938% due 11/07/19 †	203,000,000	202,642,192
1.889% due 12/05/19 †	59,000,000	58,809,849

Total short-term U.S. government and agency obligations (cost $297,390,977)		$297,435,798

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
WTI Crude Oil - NYMEX, expires November 2019	1,604	$86,728,280	$2,044,987
Total Return Swap Agreements
^

				Unrealized
	Rate Paid	Termination	Notional Amount	Appreciation
	(Received) *	Date	at Value **	(Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	10/07/19	$152,283,160	$(9,747,740)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	10/07/19	107,443,164	(8,182,005)
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	10/07/19	104,526,285	(8,850,714)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	10/07/19	56,716,541	(3,847,828)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	10/07/19	106,240,027	(7,301,028)

			Total Unrealized Depreciation	$(37,929,315)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$1,881,595	$1,905,336	$6,185,775	$5,027,003

Expenses
Management fee	864,705	981,939	2,788,455	3,073,296
Brokerage commissions	52,522	15,926	105,841	61,013

Total expenses	917,227	997,865	2,894,296	3,134,309

Net investment income (loss)	964,368	907,471	3,291,479	1,892,694

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(746,696)	4,256,122	13,852,719	34,484,938
Swap agreements	62,998,998	46,027,532	99,011,264	167,537,332
Short-term U.S. government and agency obligations	3,639	(314)	7,512	(320)

Net realized gain (loss)	62,255,941	50,283,340	112,871,495	202,021,950

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,683,633)	3,002,323	16,085,288	8,345,447
Swap agreements	(101,884,815)	(35,363,528)	34,837,810	(15,173,019)
Short-term U.S. government and agency obligations	(29,379)	(53,706)	39,630	(238)

Change in net unrealized appreciation (depreciation)	(106,597,827)	(32,414,911)	50,962,728	(6,827,810)

Net realized and unrealized gain (loss)	(44,341,886)	17,868,429	163,834,223	195,194,140

Net income (loss)	$(43,377,518)	$18,775,900	$167,125,702	$197,086,834

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$381,980,628	$455,274,935	$368,399,654	$524,445,526

Addition of 15,250,000, 2,050,000, 25,650,000 and 6,350,000 shares, respectively	251,894,456	60,377,850	437,596,722	177,414,433
Redemption of 15,600,000, 4,200,000, 34,750,000 and 17,400,000 shares, respectively	(283,269,567)	(137,086,064)	(665,894,079)	(501,604,172)

Net addition (redemption) of (350,000), (2,150,000), (9,100,000) and (11,050,000) shares, respectively	(31,375,111)	(76,708,214)	(228,297,357)	(324,189,739)

Net investment income (loss)	964,368	907,471	3,291,479	1,892,694
Net realized gain (loss)	62,255,941	50,283,340	112,871,495	202,021,950
Change in net unrealized appreciation (depreciation)	(106,597,827)	(32,414,911)	50,962,728	(6,827,810)

Net income (loss)	(43,377,518)	18,775,900	167,125,702	197,086,834

Shareholders’ equity, end of period	$307,227,999	$397,342,621	$307,227,999	$397,342,621

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$167,125,702	$197,086,834
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,649,367,114)	(10,724,218,285)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,638,063,893	10,927,288,348
Net amortization and accretion on short-term U.S. government and agency obligations	(5,582,535)	(4,880,427)
Net realized gain (loss) on investments	(7,512)	320
Change in unrealized appreciation (depreciation) on investments	(34,877,440)	15,173,257
Decrease (Increase) in receivable on futures contracts	190,440	(2,689,148)
Decrease (Increase) in interest receivable	3,816	—
Increase (Decrease) in payable to Sponsor	(18,346)	(106,513)
Increase (Decrease) in payable on futures contracts	2,039,266	—

Net cash provided by (used in) operating activities	117,570,170	407,654,386

Cash flow from financing activities
Proceeds from addition of shares	441,521,629	177,414,433
Payment on shares redeemed	(665,894,079)	(511,068,592)

Net cash provided by (used in) financing activities	(224,372,450)	(333,654,159)

Net increase (decrease) in cash	(106,802,280)	74,000,227
Cash, beginning of period	148,018,312	10,329,503

Cash, end of period	$41,216,032	$84,329,730

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $12,972,162 and $8,380,716, respectively)	$12,973,719	$8,380,427
Cash	8,849,963	731,158
Segregated cash balances with brokers for futures contracts	4,466,401	6,299,444
Receivable from capital shares sold	—	2,528,757
Interest receivable	32,346	11,508

Total assets	26,322,429	17,951,294

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,473,911	3,309,741
Payable to Sponsor	27,887	24,113

Total liabilities	1,501,798	3,333,854

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,820,631	14,617,440

Total liabilities and shareholders’ equity	$26,322,429	$17,951,294

Shares outstanding	1,928,150	578,150

Net asset value per share	$12.87	$25.28

Market value per share (Note 2)	$12.87	$25.82

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(52% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19	$3,000,000	$2,998,646
2.014% due 11/07/19	5,000,000	4,991,187
1.843% due 12/05/19	5,000,000	4,983,886

Total short-term U.S. government and agency obligations (cost $12,972,162)		$12,973,719

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2019	2,130	$49,629,000	$2,680,382
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$174,945	$103,480	$431,788	$357,473

Expenses
Management fee	81,234	60,687	196,929	235,797
Brokerage commissions	29,366	12,349	76,585	62,006

Total expenses	110,600	73,036	273,514	297,803

Net investment income (loss)	64,345	30,444	158,274	59,670

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,826,717)	801,033	(23,104,608)	5,881,807
Short-term U.S. government and agency obligations	(48)	—	(23)	(31)

Net realized gain (loss)	(1,826,765)	801,033	(23,104,631)	5,881,776

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,329,755	696,672	13,003,545	(6,647,761)
Short-term U.S. government and agency obligations	1,331	(3,297)	1,846	920

Change in net unrealized appreciation (depreciation)	3,331,086	693,375	13,005,391	(6,646,841)

Net realized and unrealized gain (loss)	1,504,321	1,494,408	(10,099,240)	(765,065)

Net income (loss)	$1,568,666	$1,524,852	$(9,940,966)	$(705,395)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$33,637,758	$25,715,598	$14,617,440	$63,268,950

Addition of 800,000, 200,000, 3,650,000 and 950,000 shares, respectively	9,839,170	5,288,628	65,142,814	26,844,995
Redemption of 1,300,000, 300,000, 2,300,000 and 2,110,284 shares, respectively	(20,224,963)	(8,920,304)	(44,998,657)	(65,799,776)

Net addition (redemption) of (500,000), (100,000), 1,350,000 and (1,160,284) shares, respectively	(10,385,793)	(3,631,676)	20,144,157	(38,954,781)

Net investment income (loss)	64,345	30,444	158,274	59,670
Net realized gain (loss)	(1,826,765)	801,033	(23,104,631)	5,881,776
Change in net unrealized appreciation (depreciation)	3,331,086	693,375	13,005,391	(6,646,841)

Net income (loss)	1,568,666	1,524,852	(9,940,966)	(705,395)

Shareholders’ equity, end of period	$24,820,631	$23,608,774	$24,820,631	$23,608,774

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(9,940,966)	$(705,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(374,214,906)	(1,438,078,954)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	369,840,579	1,475,997,907
Net amortization and accretion on short-term U.S. government and agency obligations	(217,142)	(321,727)
Net realized gain (loss) on investments	23	31
Change in unrealized appreciation (depreciation) on investments	(1,846)	(920)
Decrease (Increase) in receivable on futures contracts	—	1,481,618
Decrease (Increase) in interest receivable	(20,838)	(312)
Increase (Decrease) in payable to Sponsor	3,774	(26,081)
Increase (Decrease) in payable on futures contracts	(1,835,830)	—

Net cash provided by (used in) operating activities	(16,387,152)	38,346,167

Cash flow from financing activities
Proceeds from addition of shares	67,671,571	27,171,435
Payment on shares redeemed	(44,998,657)	(70,011,570)

Net cash provided by (used in) financing activities	22,672,914	(42,840,135)

Net increase (decrease) in cash	6,285,762	(4,493,968)
Cash, beginning of period	7,030,602	14,716,897

Cash, end of period	$13,316,364	$10,222,929

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $997,969 and $1,496,665, respectively)	$998,237	$1,496,658
Cash	3,455,108	5,068,270
Segregated cash balances with brokers for foreign currency forward contracts	921,000	921,000
Unrealized appreciation on foreign currency forward contracts	1,357	61,971
Interest receivable	6,294	6,718

Total assets	5,381,996	7,554,617

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,206	6,015
Unrealized depreciation on foreign currency forward contracts	110,907	4,033

Total liabilities	115,113	10,048

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,266,883	7,544,569

Total liabilities and shareholders’ equity	$5,381,996	$7,554,617

Shares outstanding	400,000	500,000

Net asset value per share	$13.17	$15.09

Market value per share (Note 2)	$13.17	$15.12

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.014% due 11/07/19	$1,000,000	$998,237

Total short-term U.S. government and agency obligations (cost $997,969)		$998,237

Foreign Currency Forward Contracts
^

				Unrealized
				Appreciation
		Contract Amount	Contract Amount	(Depreciation)/
	Settlement Date	in Local Currency	in U.S. Dollars	Value
Contracts to Purchase
Euro with Goldman Sachs International	10/04/19	5,436,377	$5,926,553	$(61,724)
Euro with UBS AG	10/04/19	4,424,633	4,823,584	(49,183)

			Total Unrealized Depreciation	$(110,907)

Contracts to Sell
Euro with UBS AG	10/04/19	(154,921)	$(168,889)	$1,357

			Total Unrealized Appreciation	$1,357

^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$25,543	$27,379	$100,510	$77,134

Expenses
Management fee	13,210	19,089	48,425	64,021

Total expenses	13,210	19,089	48,425	64,021

Net investment income (loss)	12,333	8,290	52,085	13,113

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(396,315)	(337,286)	(756,187)	(646,805)
Short-term U.S. government and agency obligations	—	—	—	7

Net realized gain (loss)	(396,315)	(337,286)	(756,187)	(646,798)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(150,573)	138,839	(167,488)	(297,367)
Short-term U.S. government and agency obligations	268	(563)	275	5

Change in net unrealized appreciation (depreciation)	(150,305)	138,276	(167,213)	(297,362)

Net realized and unrealized gain (loss)	(546,620)	(199,010)	(923,400)	(944,160)

Net income (loss)	$(534,287)	$(190,720)	$(871,315)	$(931,047)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$5,801,170	$8,848,596	$7,544,569	$9,591,516

Addition of –, –, 50,000 and 150,000 shares, respectively	—	—	744,567	2,653,492
Redemption of –, 50,000, 150,000 and 200,000 shares, respectively	—	(805,500)	(2,150,938)	(3,461,585)

Net addition (redemption) of –, (50,000), (100,000) and (50,000) shares, respectively	—	(805,500)	(1,406,371)	(808,093)

Net investment income (loss)	12,333	8,290	52,085	13,113
Net realized gain (loss)	(396,315)	(337,286)	(756,187)	(646,798)
Change in net unrealized appreciation (depreciation)	(150,305)	138,276	(167,213)	(297,362)

Net income (loss)	(534,287)	(190,720)	(871,315)	(931,047)

Shareholders’ equity, end of period	$5,266,883	$7,852,376	$5,266,883	$7,852,376

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(871,315)	$(931,047)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(64,626,095)	(379,921,345)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	65,150,000	383,199,612
Net amortization and accretion on short-term U.S. government and agency obligations	(25,209)	(73,203)
Net realized gain (loss) on investments	—	(7)
Change in unrealized appreciation (depreciation) on investments	167,213	297,362
Decrease (Increase) in interest receivable	424	—
Increase (Decrease) in payable to Sponsor	(1,809)	(1,107)

Net cash provided by (used in) operating activities	(206,791)	2,570,265

Cash flow from financing activities
Proceeds from addition of shares	744,567	2,653,492
Payment on shares redeemed	(2,150,938)	(3,461,585)

Net cash provided by (used in) financing activities	(1,406,371)	(808,093)

Net increase (decrease) in cash	(1,613,162)	1,762,172
Cash, beginning of period	5,989,270	2,338,427

Cash, end of period	$4,376,108	$4,100,599

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $98,790,788 and $41,941,207, respectively)	$98,810,275	$41,941,734
Cash	10,941,104	32,035,747
Segregated cash balances with brokers for futures contracts	2,181,150	179,296
Segregated cash balances with brokers for forward agreements	—	8,883,000
Segregated cash balances with brokers for swap agreements	2,906,000	—
Unrealized appreciation on forward agreements	—	4,253,301
Interest receivable	27,399	15,303

Total assets	114,865,928	87,308,381

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,712,654
Payable on open futures contracts	1,500,082	7,990
Payable to Sponsor	90,636	64,443
Unrealized depreciation on swap agreements	3,921,350	—

Total liabilities	5,512,068	3,785,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	109,353,860	83,523,294

Total liabilities and shareholders’ equity	$114,865,928	$87,308,381

Shares outstanding	2,350,000	2,250,000

Net asset value per share	$46.53	$37.12

Market value per share (Note 2)	$46.94	$37.41

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19	$14,000,000	$13,993,683
2.006% due 11/07/19 †	62,000,000	61,890,719
1.902% due 12/05/19 †	23,000,000	22,925,873

Total short-term U.S. government and agency obligations (cost $98,790,788)		$98,810,275

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Gold Futures - COMEX, expires December 2019	464	$68,342,560	$1,324,832

Total Return Swap Agreements
^

				Unrealized
	Rate Paid	Termination	Notional Amount	Appreciation
	(Received) *	Date	at Value **	(Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/07/19	$58,722,600	$(1,531,632)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	10/07/19	42,918,686	(1,119,427)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/07/19	48,702,760	(1,270,291)

			Total Unrealized Depreciation	$(3,921,350)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$508,770	$371,579	$1,333,779	$1,076,472

Expenses
Management fee	250,296	184,099	630,646	627,034
Brokerage commissions	3,838	8	7,625	36

Total expenses	254,134	184,107	638,271	627,070

Net investment income (loss)	254,636	187,472	695,508	449,402

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,270,709	(17,921)	1,898,731	(11,742)
Swap agreements	14,454,316	—	17,616,231	—
Forward agreements	—	(15,436,697)	4,790,603	(12,494,591)
Short-term U.S. government and agency obligations	—	—	402	(172)

Net realized gain (loss)	16,725,025	(15,454,618)	24,305,967	(12,506,505)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,507,796)	4,100	1,252,162	(16,500)
Swap agreements	(10,285,583)	—	(3,921,350)	—
Forward agreements	—	6,253,539	(4,253,301)	(4,545,712)
Short-term U.S. government and agency obligations	5,560	(8,091)	18,960	444

Change in net unrealized appreciation (depreciation)	(11,787,819)	6,249,548	(6,903,529)	(4,561,768)

Net realized and unrealized gain (loss)	4,937,206	(9,205,070)	17,402,438	(17,068,273)

Net income (loss)	$5,191,842	$(9,017,598)	$18,097,946	$(16,618,871)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$85,377,335	$82,112,586	$83,523,294	$93,708,748

Addition of 450,000, –, 850,000 and 300,000 shares, respectively	21,152,973	—	36,017,830	12,216,052
Redemption of 50,000, –, 750,000 and 400,000 shares, respectively	(2,368,290)	—	(28,285,210)	(16,210,941)

Net addition (redemption) of 400,000, –, 100,000 and (100,000) shares, respectively	18,784,683	—	7,732,620	(3,994,889)

Net investment income (loss)	254,636	187,472	695,508	449,402
Net realized gain (loss)	16,725,025	(15,454,618)	24,305,967	(12,506,505)
Change in net unrealized appreciation (depreciation)	(11,787,819)	6,249,548	(6,903,529)	(4,561,768)

Net income (loss)	5,191,842	(9,017,598)	18,097,946	(16,618,871)

Shareholders’ equity, end of period	$109,353,860	$73,094,988	$109,353,860	$73,094,988

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$18,097,946	$(16,618,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(819,101,339)	(3,606,027,964)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	763,380,072	3,640,119,898
Net amortization and accretion on short-term U.S. government and agency obligations	(1,127,912)	(1,076,435)
Net realized gain (loss) on investments	(402)	172
Change in unrealized appreciation (depreciation) on investments	8,155,691	4,545,268
Decrease (Increase) in receivable on futures contracts	—	660
Decrease (Increase) in interest receivable	(12,096)	—
Increase (Decrease) in payable to Sponsor	26,193	(12,466)
Increase (Decrease) in payable on futures contracts	1,492,092	—

Net cash provided by (used in) operating activities	(29,089,755)	20,930,262

Cash flow from financing activities
Proceeds from addition of shares	36,017,830	12,216,052
Payment on shares redeemed	(31,997,864)	(16,210,941)

Net cash provided by (used in) financing activities	4,019,966	(3,994,889)

Net increase (decrease) in cash	(25,069,789)	16,935,373
Cash, beginning of period	41,098,043	1,245,903

Cash, end of period	$16,028,254	$18,181,276

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $228,530,105 and $123,793,893, respectively)	$228,568,115	$123,795,806
Cash	5,208,076	29,951,685
Segregated cash balances with brokers for futures contracts	4,817,190	521,057
Segregated cash balances with brokers for forward agreements	—	21,435,000
Segregated cash balances with brokers for swap agreements	6,016,000	—
Unrealized appreciation on forward agreements	—	26,301,717
Interest receivable	79,941	16,306

Total assets	244,689,322	202,021,571

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,991,947	47,576
Payable to Sponsor	191,696	149,619
Unrealized depreciation on swap agreements	25,446,936	—

Total liabilities	28,630,579	197,195

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	216,058,743	201,824,376

Total liabilities and shareholders’ equity	$244,689,322	$202,021,571

Shares outstanding	7,396,526	7,646,526

Net asset value per share	$29.21	$26.39

Market value per share (Note 2)	$29.48	$26.37

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(106% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19	$23,000,000	$22,989,622
1.963% due 11/07/19 †	166,000,000	165,707,409
1.885% due 12/05/19 †	40,000,000	39,871,084

Total short-term U.S. government and agency obligations (cost $228,530,105)		$228,568,115

Futures Contracts Purchased

				Unrealized
	Number of		Notional Amount	Appreciation
	Contracts		at Value	(Depreciation)/Value
Silver Futures - COMEX, expires December 2019	935	$	79,465,650	$(2,498,546)
Total Return Swap Agreements
^

				Unrealized
	Rate Paid	Termination	Notional Amount	Appreciation
	(Received) *	Date	at Value **	(Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/07/19	$148,647,493	$(10,245,707)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	10/07/19	84,687,175	(6,979,828)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/07/19	119,278,311	(8,221,401)

			Total Unrealized Depreciation	$(25,446,936)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$1,032,102	$969,237	$2,867,840	$2,671,211

Expenses
Management fee	528,976	480,028	1,393,382	1,581,152
Brokerage commissions	13,720	12	27,422	43
Brokerage fees	—	—	3	—

Total expenses	542,696	480,040	1,420,807	1,581,195

Net investment income (loss)	489,406	489,197	1,447,033	1,090,016

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	8,767,983	(18,145)	7,021,085	(19,065)
Swap agreements	60,466,029	—	35,132,591	—
Forward agreements	—	(59,661,332)	32,366,374	(52,485,906)
Short-term U.S. government and agency obligations	18	(831)	150	(1,203)

Net realized gain (loss)	69,234,030	(59,680,308)	74,520,200	(52,506,174)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(3,576,772)	2,340	(2,839,282)	(7,230)
Swap agreements	(32,597,679)	—	(25,446,936)	—
Forward agreements	—	9,681,368	(26,301,717)	(26,202,677)
Short-term U.S. government and agency obligations	11,550	(25,107)	36,097	9,886

Change in net unrealized appreciation (depreciation)	(36,162,901)	9,658,601	(54,551,838)	(26,200,021)

Net realized and unrealized gain (loss)	33,071,129	(50,021,707)	19,968,362	(78,706,195)

Net income (loss)	$33,560,535	$(49,532,510)	$21,415,395	$(77,616,179)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$178,444,838	$208,483,138	$201,824,376	$258,244,696

Addition of 750,000, 850,000, 2,050,000 and 1,350,000 shares, respectively	23,886,106	23,981,568	55,464,494	39,367,193
Redemption of 600,000, –, 2,300,000 and 1,100,000 shares, respectively	(19,832,736)	—	(62,645,522)	(37,063,514)

Net addition (redemption) of 150,000, 850,000, (250,000) and 250,000 shares, respectively	4,053,370	23,981,568	(7,181,028)	2,303,679

Net investment income (loss)	489,406	489,197	1,447,033	1,090,016
Net realized gain (loss)	69,234,030	(59,680,308)	74,520,200	(52,506,174)
Change in net unrealized appreciation (depreciation)	(36,162,901)	9,658,601	(54,551,838)	(26,200,021)

Net income (loss)	33,560,535	(49,532,510)	21,415,395	(77,616,179)

Shareholders’ equity, end of period	$216,058,743	$182,932,196	$216,058,743	$182,932,196

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$21,415,395	$(77,616,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,528,443,758)	(6,095,031,250)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,426,099,204	6,215,649,682
Net amortization and accretion on short-term U.S. government and agency obligations	(2,391,508)	(2,671,178)
Net realized gain (loss) on investments	(150)	1,203
Change in unrealized appreciation (depreciation) on investments	51,712,556	26,192,791
Decrease (Increase) in receivable on futures contracts	—	(2,000)
Decrease (Increase) in interest receivable	(63,635)	—
Increase (Decrease) in payable to Sponsor	42,077	(43,330)
Increase (Decrease) in payable on futures contracts	2,944,371	—

Net cash provided by (used in) operating activities	(28,685,448)	66,479,739

Cash flow from financing activities
Proceeds from addition of shares	55,464,494	39,367,193
Payment on shares redeemed	(62,645,522)	(40,418,365)

Net cash provided by (used in) financing activities	(7,181,028)	(1,051,172)

Net increase (decrease) in cash	(35,866,476)	65,428,567
Cash, beginning of period	51,907,742	4,466,934

Cash, end of period	$16,041,266	$69,895,501

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $209,627,690 and $–, respectively)	$209,661,089	$—
Cash	234,349,800	104,967,557
Segregated cash balances with brokers for futures contracts	134,029,920	70,020,038
Segregated cash balances with brokers for swap agreements	10,851,000	27,933,000
Receivable from capital shares sold	—	8,149,949
Receivable on open futures contracts	27,064,884	11,407,017
Interest receivable	286,534	106,307

Total assets	616,243,227	222,583,868

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	18,550,761	6,745,146
Payable to Sponsor	391,189	202,902
Unrealized depreciation on swap agreements	195,227	1,330,949

Total liabilities	19,137,177	8,278,997

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	597,106,050	214,304,871

Total liabilities and shareholders’ equity	$616,243,227	$222,583,868

Shares outstanding	23,530,912	2,630,912

Net asset value per share	$25.38	$81.46

Market value per share (Note 2)	$26.04	$81.73

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19 †	$19,000,000	$18,991,427
1.757% due 10/24/19	10,000,000	9,988,692
1.932% due 11/07/19 †	181,000,000	180,680,970

Total short-term U.S. government and agency obligations (cost $209,627,690)		$209,661,089

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
VIX Futures - CBOE, expires October 2019	26,799	$458,932,875	$(1,685,425)
VIX Futures - CBOE, expires November 2019	21,928	400,734,200	(393,521)

			$(2,078,946)

Total Return Swap Agreements
^

				Unrealized
	Rate Paid	Termination	Notional Amount	Appreciation
	(Received) *	Date	at Value **	(Depreciation)/Value
Swap agreement with Goldman Sachs & Co . based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	2.90%	10/23/19	$35,981,673	$(195,227)

			Total Unrealized Depreciation	$(195,227)

†	All or partial amount pledged as collateral for futures contracts.
^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income
Interest	$2,018,561	$1,202,062	$6,119,714	$2,441,956

Expenses
Management fee	1,166,670	1,338,863	3,488,439	3,185,978
Brokerage commissions	723,766	987,212	2,119,082	2,530,133
Brokerage fees	—	—	64	—
Non-recurring fees and expenses	—	—	27,508	—

Total expenses	1,890,436	2,326,075	5,635,093	5,716,111

Net investment income (loss)	128,125	(1,124,013)	484,621	(3,274,155)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(49,855,031)	(123,370,811)	(266,921,725)	147,966,370
Swap agreements	(5,472,509)	(32,400,344)	(38,604,974)	(42,944,849)
Short-term U.S. government and agency obligations	11,791	—	11,441	(7,731)

Net realized gain (loss)	(55,315,749)	(155,771,155)	(305,515,258)	105,013,790

Change in net unrealized appreciation (depreciation) on
Futures contracts	43,186,841	(73,846,983)	(34,582,911)	416,566
Swap agreements	2,019,086	(561,143)	1,135,722	(296,663)
Short-term U.S. government and agency obligations	1,358	—	33,399	13,265

Change in net unrealized appreciation (depreciation)	45,207,285	(74,408,126)	(33,413,790)	133,168

Net realized and unrealized gain (loss)	(10,108,464)	(230,179,281)	(338,929,048)	105,146,958

Net income (loss)	$(9,980,339)	$(231,303,294)	$(338,444,427)	$101,872,803

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$529,341,464	$359,311,519	$214,304,871	$394,035,141

Addition of 23,650,000, 14,690,000, 55,850,000 and 31,930,000 shares, respectively	634,964,519	686,757,350	1,949,376,975	1,886,334,443
Redemption of 17,550,000, 5,974,536, 34,950,000 and 24,974,536 shares, respectively	(557,219,594)	(282,554,794)	(1,228,131,369)	(1,850,031,606)

Net addition (redemption) of 6,100,000, 8,715,464, 20,900,000 and 6,955,464 shares, respectively	77,744,925	404,202,556	721,245,606	36,302,837

Net investment income (loss)	128,125	(1,124,013)	484,621	(3,274,155)
Net realized gain (loss)	(55,315,749)	(155,771,155)	(305,515,258)	105,013,790
Change in net unrealized appreciation (depreciation)	45,207,285	(74,408,126)	(33,413,790)	133,168

Net income (loss)	(9,980,339)	(231,303,294)	(338,444,427)	101,872,803

Shareholders’ equity, end of period	$597,106,050	$532,210,781	$597,106,050	$532,210,781

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(338,444,427)	$101,872,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,819,237,640)	(11,238,858,669)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,611,774,764	11,527,565,730
Net amortization and accretion on short-term U.S. government and agency obligations	(2,153,373)	(1,168,395)
Net realized gain (loss) on investments	(11,441)	7,731
Change in unrealized appreciation (depreciation) on investments	(1,169,121)	283,398
Decrease (Increase) in receivable on futures contracts	(15,657,867)	(6,967,314)
Decrease (Increase) in interest receivable	(180,227)	(33,087)
Increase (Decrease) in payable to Sponsor	188,287	100,766
Increase (Decrease) in payable on futures contracts	11,805,615	10,975,245
Increase (Decrease) in payable to Broker	—	8,275

Net cash provided by (used in) operating activities	(553,085,430)	393,786,483

Cash flow from financing activities
Proceeds from addition of shares	1,957,526,924	1,886,851,373
Payment on shares redeemed	(1,228,131,369)	(1,850,031,606)

Net cash provided by (used in) financing activities	729,395,555	36,819,767

Net increase (decrease) in cash	176,310,125	430,606,250
Cash, beginning of period	202,920,595	88,750,920

Cash, end of period	$379,230,720	$519,357,170

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019
	(unaudited)	December 31, 2018
Assets
Cash	$2,566,626	$2,419,531
Segregated cash balances with brokers for foreign currency forward contracts	312,000	307,000
Unrealized appreciation on foreign currency forward contracts	171	179,187
Receivable from capital shares sold	—	2,846,576
Interest receivable	3,158	3,941

Total assets	2,881,955	5,756,235

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,259	2,443
Unrealized depreciation on foreign currency forward contracts	28,309	2,076

Total liabilities	30,568	4,519

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,851,387	5,751,716

Total liabilities and shareholders’ equity	$2,881,955	$5,756,235

Shares outstanding	49,970	99,970

Net asset value per share	$57.06	$57.53

Market value per share (Note 2)	$57.08	$57.55

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)
Foreign Currency Forward Contracts
^

				Unrealized
				Appreciation
		Contract Amount	Contract Amount	(Depreciation)/
	Settlement Date	in Local Currency	in U.S. Dollars	Value
Contracts to Purchase
Yen with Goldman Sachs International	10/04/19	325,804,302	$3,013,753	$(14,196)
Yen with UBS AG	10/04/19	303,292,846	2,805,518	(14,113)

			Total Unrealized Depreciation	$(28,309)

Contracts to Sell
Yen with UBS AG	10/04/19	(10,295,792)	$(95,238)	$171

			Total Unrealized Appreciation	$171

^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income
Interest	$16,771	$5,433	$62,655	$14,169

Expenses
Management fee	8,325	6,797	29,970	21,129

Total expenses	8,325	6,797	29,970	21,129

Net investment income (loss)	8,446	(1,364)	32,685	(6,960)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	37,748	(91,507)	131,724	(68,661)
Short-term U.S. government and agency obligations	(162)	—	(162)	—

Net realized gain (loss)	37,586	(91,507)	131,562	(68,661)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(76,553)	(85,715)	(205,249)	(75,150)
Short-term U.S. government and agency obligations	352	(125)	—	259

Change in net unrealized appreciation (depreciation)	(76,201)	(85,840)	(205,249)	(74,891)

Net realized and unrealized gain (loss)	(38,615)	(177,347)	(73,687)	(143,552)

Net income (loss)	$(30,169)	$(178,711)	$(41,002)	$(150,512)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$5,807,397	$2,892,468	$5,751,716	$2,864,269

Addition of –, –, 100,000 and – shares, respectively	—	—	5,758,562	—
Redemption of 50,000, –, 150,000 and – shares, respectively	(2,925,841)	—	(8,617,889)	—

Net addition (redemption) of (50,000), –, (50,000) and – shares, respectively	(2,925,841)	—	(2,859,327)	—

Net investment income (loss)	8,446	(1,364)	32,685	(6,960)
Net realized gain (loss)	37,586	(91,507)	131,562	(68,661)
Change in net unrealized appreciation (depreciation)	(76,201)	(85,840)	(205,249)	(74,891)

Net income (loss)	(30,169)	(178,711)	(41,002)	(150,512)

Shareholders’ equity, end of period	$2,851,387	$2,713,757	$2,851,387	$2,713,757

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(41,002)	$(150,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(40,320,918)	(35,287,312)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	40,338,736	36,800,000
Net amortization and accretion on short-term U.S. government and agency obligations	(17,980)	(13,885)
Net realized gain (loss) on investments	162	—
Change in unrealized appreciation (depreciation) on investments	205,249	74,891
Decrease (Increase) in interest receivable	783	—
Increase (Decrease) in payable to Sponsor	(184)	(124)

Net cash provided by (used in) operating activities	164,846	1,423,058

Cash flow from financing activities
Proceeds from addition of shares	8,605,138	—
Payment on shares redeemed	(8,617,889)	—

Net cash provided by (used in) financing activities	(12,751)	—

Net increase (decrease) in cash	152,095	1,423,058
Cash, beginning of period	2,726,531	903,472

Cash, end of period	$2,878,626	$2,326,530

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $48,931,096 and $20,979,000, respectively)	$48,939,861	$20,979,876
Cash	16,728,466	38,690,241
Segregated cash balances with brokers for futures contracts	22,992,301	24,892,125
Receivable from capital shares sold	7,707,654	2,597,148
Receivable on open futures contracts	—	551,842
Interest receivable	16,059	17,308

Total assets	96,384,341	87,728,540

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	9,208,581	—
Payable to Sponsor	73,095	61,498

Total liabilities	9,281,676	61,498

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	87,102,665	87,667,042

Total liabilities and shareholders’ equity	$96,384,341	$87,728,540

Shares outstanding	5,650,000	6,700,000

Net asset value per share	$15.42	$13.08

Market value per share (Note 2)	$15.62	$13.47

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(56% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19	$20,000,000	$19,990,976
2.012% due 11/07/19	29,000,000	28,948,885

Total short-term U.S. government and agency obligations (cost $48,931,096)		$48,939,861

Futures Contracts Purchased

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
WTI Crude Oil - NYMEX, expires November 2019	4,830	$261,158,100	$2,641,411
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$484,215	$110,355	$1,723,210	$115,343

Expenses
Management fee	239,459	92,674	811,675	148,366
Brokerage commissions	78,569	13,783	231,502	33,256
Offering costs	—	—	—	52,846
Limitation by Sponsor	—	—	—	(26,957)

Total expenses	318,028	106,457	1,043,177	207,511

Net investment income (loss)	166,187	3,898	680,033	(92,168)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,691,349	4,185,376	30,865,755	7,547,152
Short-term U.S. government and agency obligations	4,161	—	5,626	—

Net realized gain (loss)	4,695,510	4,185,376	30,871,381	7,547,152

Change in net unrealized appreciation (depreciation) on
Futures contracts	(24,831,963)	341,411	26,092,772	8,828,897
Short-term U.S. government and agency obligations	(3,974)	—	7,889	—

Change in net unrealized appreciation (depreciation)	(24,835,937)	341,411	26,100,661	8,828,897

Net realized and unrealized gain (loss)	(20,140,427)	4,526,787	56,972,042	16,376,049

Net income (loss)	$(19,974,240)	$4,530,685	$57,652,075	$16,283,881

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$114,953,560	$40,809,111	$87,667,042	$11,335,483

Addition of 6,450,000, 450,000, 9,100,000 and 1,050,000 shares, respectively	105,360,630	22,006,338	159,516,428	51,851,095
Redemption of 5,900,000, 550,000, 10,150,000 and 800,008 shares, respectively	(113,237,285)	(31,519,503)	(217,732,880)	(43,643,828)

Net addition (redemption) of 550,000, (100,000), (1,050,000) and 249,992 shares, respectively	(7,876,655)	(9,513,165)	(58,216,452)	8,207,267

Net investment income (loss)	166,187	3,898	680,033	(92,168)
Net realized gain (loss)	4,695,510	4,185,376	30,871,381	7,547,152
Change in net unrealized appreciation (depreciation)	(24,835,937)	341,411	26,100,661	8,828,897

Net income (loss)	(19,974,240)	4,530,685	57,652,075	16,283,881

Shareholders’ equity, end of period	$87,102,665	$35,826,631	$87,102,665	$35,826,631

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$57,652,075	$16,283,881
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,773,562,464)	(1,341,902,799)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,746,836,257	1,342,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,220,263)	(97,201)
Net realized gain (loss) on investments	(5,626)	—
Change in unrealized appreciation (depreciation) on investments	(7,889)	—
Decrease (Increase) in receivable on futures contracts	551,842	(2,371,746)
Decrease (Increase) in receivable in Limitation by Sponsor	—	24,342
Decrease (Increase) in interest receivable	1,249	(5,419)
Amortization of offering costs	—	52,846
Increase (Decrease) in payable to Sponsor	11,597	29,886
Increase (Decrease) in payable on futures contracts	9,208,581	—

Net cash provided by (used in) operating activities	39,465,359	14,013,790

Cash flow from financing activities
Proceeds from addition of shares	154,405,922	51,851,095
Payment on shares redeemed	(217,732,880)	(43,643,828)

Net cash provided by (used in) financing activities	(63,326,958)	8,207,267

Net increase (decrease) in cash	(23,861,599)	22,221,057
Cash, beginning of period	63,582,366	10,968,900

Cash, end of period	$39,720,767	$33,189,957

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $41,923,108 and $–, respectively)	$41,929,905	$—
Cash	6,442,281	13,456,117
Segregated cash balances with brokers for futures contracts	17,284,951	5,303,112
Receivable on open futures contracts	5,442,310	—
Interest receivable	31,162	13,748

Total assets	71,130,609	18,772,977

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,107,912	—
Payable on open futures contracts	—	89,382
Payable to Sponsor	41,386	18,496

Total liabilities	5,149,298	107,878

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	65,981,311	18,665,099

Total liabilities and shareholders’ equity	$71,130,609	$18,772,977

Shares outstanding	3,874,906	374,906

Net asset value per share	$17.03	$49.79

Market value per share (Note 2)	$16.80	$48.43

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(64% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19	$3,000,000	$2,998,646
1.951% due 11/07/19	39,000,000	38,931,259

Total short-term U.S. government and agency obligations (cost $41,923,108)		$41,929,905

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires November 2019	3,661	$197,950,270	$14,081,473
^^	Rates shown represent discount rate at the time of purchase .
See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$147,602	$56,224	$324,609	$62,491

Expenses
Management fee	76,081	54,403	156,754	110,213
Brokerage commissions	35,260	9,856	70,351	40,361
Offering costs	—	—	—	52,797
Limitation by Sponsor	—	—	—	(176)

Total expenses	111,341	64,259	227,105	203,195

Net investment income (loss)	36,261	(8,035)	97,504	(140,704)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(297,480)	(3,065,880)	(1,379,372)	(14,534,995)
Short-term U.S. government and agency obligations	110	—	232	—

Net realized gain (loss)	(297,370)	(3,065,880)	(1,379,140)	(14,534,995)

Change in net unrealized appreciation (depreciation) on
Futures contracts	17,634,581	159,888	7,061,998	(2,294,411)
Short-term U.S. government and agency obligations	5,183	—	6,797	—

Change in net unrealized appreciation (depreciation)	17,639,764	159,888	7,068,795	(2,294,411)

Net realized and unrealized gain (loss)	17,342,394	(2,905,992)	5,689,655	(16,829,406)

Net income (loss)	$17,378,655	$(2,914,027)	$5,787,159	$(16,970,110)

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$15,342,565	$21,723,197	$18,665,099	$21,161,176

Addition of 8,050,000, 1,000,000, 9,750,000 and 2,287,500 shares, respectively	121,691,358	18,759,551	159,853,614	56,680,459
Redemption of 4,950,000, 450,000, 6,250,000 and 1,112,596 shares, respectively	(88,431,267)	(10,075,975)	(118,324,561)	(33,378,779)

Net addition (redemption) of 3,100,000, 550,000, 3,500,000 and 1,174,904 shares, respectively	33,260,091	8,683,576	41,529,053	23,301,680

Net investment income (loss)	36,261	(8,035)	97,504	(140,704)
Net realized gain (loss)	(297,370)	(3,065,880)	(1,379,140)	(14,534,995)
Change in net unrealized appreciation (depreciation)	17,639,764	159,888	7,068,795	(2,294,411)

Net income (loss)	17,378,655	(2,914,027)	5,787,159	(16,970,110)

Shareholders’ equity, end of period	$65,981,311	$27,492,746	$65,981,311	$27,492,746

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$5,787,159	$(16,970,110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(380,290,329)	(596,956,970)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	338,535,197	597,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(167,744)	(43,030)
Net realized gain (loss) on investments	(232)	—
Change in unrealized appreciation (depreciation) on investments	(6,797)	—
Decrease (Increase) in receivable on futures contracts	(5,442,310)	—
Decrease (Increase) in receivable in Limitation by Sponsor	—	35,309
Decrease (Increase) in interest receivable	(17,414)	(5,419)
Amortization of offering costs	—	52,797
Increase (Decrease) in payable to Sponsor	22,890	17,973
Increase (Decrease) in payable on futures contracts	(89,382)	574,518

Net cash provided by (used in) operating activities	(41,668,962)	(16,294,932)

Cash flow from financing activities
Proceeds from addition of shares	159,853,614	56,680,459
Payment on shares redeemed	(113,216,649)	(33,378,779)

Net cash provided by (used in) financing activities	46,636,965	23,301,680

Net increase (decrease) in cash	4,968,003	7,006,748
Cash, beginning of period	18,759,229	21,600,168

Cash, end of period	$23,727,232	$28,606,916

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $299,548, respectively)	$—	$299,537
Cash	8,650,600	10,321,256
Segregated cash balances with brokers for futures contracts	397,980	433,125
Receivable on open futures contracts	24,120	6,300
Interest receivable	8,294	8,475

Total assets	9,080,994	11,068,693

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	5,195	8,360

Total liabilities	5,195	8,360

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,075,799	11,060,333

Total liabilities and shareholders’ equity	$9,080,994	$11,068,693

Shares outstanding	150,000	200,000

Net asset value per share	$60.51	$55.30

Market value per share (Note 2)	$60.42	$54.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires December 2019	268	$18,138,240	$211,190
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income
Interest	$38,466	$29,472	$134,230	$73,735

Expenses
Management fee	17,005	18,194	57,983	54,862
Brokerage commissions	1,508	1,777	4,610	4,487

Total expenses	18,513	19,971	62,593	59,349

Net investment income (loss)	19,953	9,501	71,637	14,386

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	312,374	997,012	825,235	292,391
Short-term U.S. government and agency obligations	—	—	—	(247)

Net realized gain (loss)	312,374	997,012	825,235	292,144

Change in net unrealized appreciation (depreciation) on
Futures contracts	351,366	(624,470)	(300,635)	660,520
Short-term U.S. government and agency obligations	(193)	(596)	11	692

Change in net unrealized appreciation (depreciation)	351,173	(625,066)	(300,624)	661,212

Net realized and unrealized gain (loss)	663,547	371,946	524,611	953,356

Net income (loss)	$683,500	$381,447	$596,248	$967,742

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$8,364,065	$7,577,764	$11,060,333	$13,702,102

Addition of 50,000, 50,000, 50,000 and 50,000 shares, respectively	3,004,977	2,477,186	3,004,977	2,477,186
Redemption of 50,000, 50,000, 100,000 and 200,000 shares, respectively	(2,976,743)	(2,530,619)	(5,585,759)	(9,241,252)

Net addition (redemption) of –, –, (50,000) and (150,000) shares, respectively	28,234	(53,433)	(2,580,782)	(6,764,066)

Net investment income (loss)	19,953	9,501	71,637	14,386
Net realized gain (loss)	312,374	997,012	825,235	292,144
Change in net unrealized appreciation (depreciation)	351,173	(625,066)	(300,624)	661,212

Net income (loss)	683,500	381,447	596,248	967,742

Shareholders’ equity, end of period	$9,075,799	$7,905,778	$9,075,799	$7,905,778

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$596,248	$967,742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(127,013,643)	(161,240,617)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	127,350,000	169,398,003
Net amortization and accretion on short-term U.S. government and agency obligations	(36,809)	(65,022)
Net realized gain (loss) on investments	—	247
Change in unrealized appreciation (depreciation) on investments	(11)	(692)
Decrease (Increase) in receivable on futures contracts	(17,820)	(107,573)
Decrease (Increase) in interest receivable	181	(2,050)
Increase (Decrease) in payable to Sponsor	(3,165)	(5,024)
Increase (Decrease) in payable on futures contracts	—	(52,950)

Net cash provided by (used in) operating activities	874,981	8,892,064

Cash flow from financing activities
Proceeds from addition of shares	3,004,977	2,477,186
Payment on shares redeemed	(5,585,759)	(9,241,252)

Net cash provided by (used in) financing activities	(2,580,782)	(6,764,066)

Net increase (decrease) in cash	(1,705,801)	2,127,998
Cash, beginning of period	10,754,381	1,782,397

Cash, end of period	$9,048,580	$3,910,395

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $74,855,199 and $27,967,127, respectively)	$74,866,912	$27,967,534
Cash	3,996,097	22,869,986
Segregated cash balances with brokers for futures contracts	3,017,700	2,746,147
Segregated cash balances with brokers for swap agreements	6,199,000	14,356,000
Unrealized appreciation on swap agreements	10,407,039	20,646,726
Receivable from capital shares sold	—	25,458,885
Receivable on open futures contracts	492,851	432,627
Interest receivable	53,062	36,428

Total assets	99,032,661	114,514,333

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,535,471	—
Payable on open futures contracts	951,583	48,600
Payable to Sponsor	74,334	88,422

Total liabilities	6,561,388	137,022

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	92,471,273	114,377,311

Total liabilities and shareholders’ equity	$99,032,661	$114,514,333

Shares outstanding	5,639,884	3,839,884

Net asset value per share	$16.40	$29.79

Market value per share (Note 2)	$16.24	$29.28

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(81% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19	$6,000,000	$5,997,293
1.942% due 11/07/19 †	63,000,000	62,888,956
1.914% due 12/05/19 †	6,000,000	5,980,663

Total short-term U.S. government and agency obligations (cost $74,855,199)		$74,866,912

Futures Contracts Sold

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
WTI Crude Oil - NYMEX, expires November 2019	630	$34,064,100	$1,237,943

Total Return Swap Agreements
^

				Unrealized
	Rate Paid	Termination	Notional Amount	Appreciation
	(Received) *	Date	at Value **	(Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	10/07/19	$(53,195,027)	$4,057,928
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	10/07/19	(29,730,396)	2,123,405
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	10/07/19	(27,375,112)	1,553,185
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	10/07/19	(8,125,464)	548,761
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	10/07/19	(32,567,716)	2,123,760

			Total Unrealized Appreciation	$10,407,039

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of September 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income
Interest	$418,817	$756,932	$1,205,353	$2,275,948

Expenses
Management fee	192,976	398,102	549,398	1,355,636
Brokerage commissions	25,558	8,555	54,060	37,057

Total expenses	218,534	406,657	603,458	1,392,693

Net investment income (loss)	200,283	350,275	601,895	883,255

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,990,011)	(4,789,930)	(8,173,917)	(12,919,916)
Swap agreements	(9,243,269)	(20,100,329)	(3,091,400)	(87,730,014)
Short-term U.S. government and agency obligations	—	6	1,200	364

Net realized gain (loss)	(12,233,280)	(24,890,253)	(11,264,117)	(100,649,566)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,788,436	4,117,281	(2,034,212)	917,980
Swap agreements	20,406,491	11,474,108	(10,239,687)	8,313,050
Short-term U.S. government and agency obligations	4,208	(16,865)	11,306	12,184

Change in net unrealized appreciation (depreciation)	23,199,135	15,574,524	(12,262,593)	9,243,214

Net realized and unrealized gain (loss)	10,965,855	(9,315,729)	(23,526,710)	(91,406,352)

Net income (loss)	$11,166,138	$(8,965,454)	$(22,924,815)	$(90,523,097)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$68,096,767	$177,512,584	$114,377,311	$225,843,284

Addition of 8,450,000, 2,300,000, 16,700,000 and 11,000,000 shares, respectively	127,731,733	34,521,758	270,984,807	200,705,962
Redemption of 6,850,000, 3,150,000, 14,900,000 and 9,250,000 shares, respectively	(114,523,365)	(53,025,419)	(269,966,030)	(185,982,680)

Net addition (redemption) of 1,600,000, (850,000), 1,800,000 and 1,750,000 shares, respectively	13,208,368	(18,503,661)	1,018,777	14,723,282

Net investment income (loss)	200,283	350,275	601,895	883,255
Net realized gain (loss)	(12,233,280)	(24,890,253)	(11,264,117)	(100,649,566)
Change in net unrealized appreciation (depreciation)	23,199,135	15,574,524	(12,262,593)	9,243,214

Net income (loss)	11,166,138	(8,965,454)	(22,924,815)	(90,523,097)

Shareholders’ equity, end of period	$92,471,273	$150,043,469	$92,471,273	$150,043,469

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(22,924,815)	$(90,523,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,337,379,641)	(5,785,942,457)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,291,301,091	5,934,983,255
Net amortization and accretion on short-term U.S. government and agency obligations	(808,322)	(2,126,115)
Net realized gain (loss) on investments	(1,200)	(364)
Change in unrealized appreciation (depreciation) on investments	10,228,381	(8,325,234)
Decrease (Increase) in receivable on futures contracts	(60,224)	—
Decrease (Increase) in interest receivable	(16,634)	(9,629)
Increase (Decrease) in payable to Sponsor	(14,088)	(69,415)
Increase (Decrease) in payable on futures contracts	902,983	(25,247)

Net cash provided by (used in) operating activities	(58,772,469)	47,961,697

Cash flow from financing activities
Proceeds from addition of shares	296,443,692	197,986,961
Payment on shares redeemed	(264,430,559)	(185,982,680)

Net cash provided by (used in) financing activities	32,013,133	12,004,281

Net increase (decrease) in cash	(26,759,336)	59,965,978
Cash, beginning of period	39,972,133	3,688,091

Cash, end of period	$13,212,797	$63,654,069

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019
	(unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 1,995,937 and $299,715, respectively)	$1,996,475	$299,714
Cash	4,290,271	11,046,280
Segregated cash balances with brokers for futures contracts	1,462,600	7,709,942
Receivable on open futures contracts	337,237	3,096,239
Interest receivable	3,106	11,379

Total assets	8,089,689	22,163,554

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,321,588
Payable to Sponsor	3,465	16,525

Total liabilities	3,465	4,338,113

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,086,224	17,825,441

Total liabilities and shareholders’ equity	$8,089,689	$22,163,554

Shares outstanding	274,832	824,832

Net asset value per share	$29.42	$21.61

Market value per share (Note 2)	$29.47	$21.22

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.014% due 11/07/19	$2,000,000	$1,996,475

Total short-term U.S. government and agency obligations (cost $1,995,937)		$1,996,475

Futures Contracts Sold

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)/Value
Natural Gas - NYMEX, expires November 2019	694	$16,170,200	$765,965
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income
Interest	$25,657	$23,953	$133,810	$55,020

Expenses
Management fee	12,382	17,108	61,451	46,555
Brokerage commissions	8,619	5,183	36,500	18,954

Total expenses	21,001	22,291	97,951	65,509

Net investment income (loss)	4,656	1,662	35,859	(10,489)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(68,026)	(265,373)	14,701,140	(277,886)

Net realized gain (loss)	(68,026)	(265,373)	14,701,140	(277,886)

Change in net unrealized appreciation (depreciation) on
Futures contracts	790,889	(12,945)	(10,072,024)	1,090,376
Short-term U.S. government and agency obligations	422	(511)	539	(322)

Change in net unrealized appreciation (depreciation)	791,311	(13,456)	(10,071,485)	1,090,054

Net realized and unrealized gain (loss)	723,285	(278,829)	4,629,655	812,168

Net income (loss)	$727,941	$(277,167)	$4,665,514	$801,679

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$3,838,842	$6,746,849	$17,825,441	$6,902,743

Addition of 300,000, 200,000, 800,000 and 550,000 shares, respectively	7,960,389	7,126,477	18,993,016	20,267,487
Redemption of 150,000, 100,000, 1,350,000 and 450,000 shares, respectively	(4,440,948)	(3,811,907)	(33,397,747)	(18,187,657)

Net addition (redemption) of 150,000, 100,000, (550,000) and 100,000 shares, respectively	3,519,441	3,314,570	(14,404,731)	2,079,830

Net investment income (loss)	4,656	1,662	35,859	(10,489)
Net realized gain (loss)	(68,026)	(265,373)	14,701,140	(277,886)
Change in net unrealized appreciation (depreciation)	791,311	(13,456)	(10,071,485)	1,090,054

Net income (loss)	727,941	(277,167)	4,665,514	801,679

Shareholders’ equity, end of period	$8,086,224	$9,784,252	$8,086,224	$9,784,252

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$4,665,514	$801,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(196,007,876)	(405,049,035)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	194,350,000	406,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(38,346)	(45,080)
Change in unrealized appreciation (depreciation) on investments	(539)	322
Decrease (Increase) in receivable on futures contracts	2,759,002	—
Decrease (Increase) in interest receivable	8,273	(1,400)
Increase (Decrease) in payable to Sponsor	(13,060)	2,037
Increase (Decrease) in payable on futures contracts	—	17,695

Net cash provided by (used in) operating activities	5,722,968	1,726,218

Cash flow from financing activities
Proceeds from addition of shares	18,993,016	18,487,155
Payment on shares redeemed	(37,719,335)	(18,187,657)

Net cash provided by (used in) financing activities	(18,726,319)	299,498

Net increase (decrease) in cash	(13,003,351)	2,025,716
Cash, beginning of period	18,756,222	3,010,206

Cash, end of period	$5,752,871	$5,035,922

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $121,752,272 and $121,798,837, respectively)	$121,779,689	$121,801,685
Cash	11,534,341	33,215,995
Segregated cash balances with brokers for foreign currency forward contracts	—	3,138,000
Unrealized appreciation on foreign currency forward contracts	2,834,229	104,074
Interest receivable	37,897	15,999

Total assets	136,186,156	158,275,753

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,427,020
Payable to Sponsor	103,927	128,696
Unrealized depreciation on foreign currency forward contracts	162,041	1,599,878

Total liabilities	265,968	4,155,594

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	135,920,188	154,120,159

Total liabilities and shareholders’ equity	$136,186,156	$158,275,753

Shares outstanding	4,850,000	6,350,000

Net asset value per share	$28.02	$24.27

Market value per share (Note 2)	$28.03	$24.25

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19	$6,000,000	$5,997,293
2.014% due 11/07/19 †	107,000,000	106,811,402
1.843% due 12/05/19	9,000,000	8,970,994

Total short-term U.S. government and agency obligations (cost $121,752,272)		$121,779,689

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	10/04/19	9,230,205	$10,062,455	$(162,041)

			Total Unrealized Depreciation	$(162,041)

Contracts to Sell
Euro with Goldman Sachs International	10/04/19	(115,700,269)	$(126,132,499)	$1,313,662
Euro with UBS AG	10/04/19	(142,819,935)	(155,697,437)	1,520,567

			Total Unrealized Appreciation	$2,834,229

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income
Interest	$689,247	$787,334	$2,269,169	$2,188,547

Expenses
Management fee	317,568	410,731	991,761	1,321,368

Total expenses	317,568	410,731	991,761	1,321,368

Net investment income (loss)	371,679	376,603	1,277,408	867,179

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	9,363,923	6,358,881	14,640,542	10,370,332
Short-term U.S. government and agency obligations	1,917	9	1,910	(219)

Net realized gain (loss)	9,365,840	6,358,890	14,642,452	10,370,113

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,612,397	(2,962,684)	4,167,992	6,781,535
Short-term U.S. government and agency obligations	(900)	(20,359)	24,569	7,536

Change in net unrealized appreciation (depreciation)	3,611,497	(2,983,043)	4,192,561	6,789,071

Net realized and unrealized gain (loss)	12,977,337	3,375,847	18,835,013	17,159,184

Net income (loss)	$13,349,016	$3,752,450	$20,112,421	$18,026,363

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$134,573,471	$177,734,261	$154,120,159	$202,548,197

Addition of 100,000, 500,000, 450,000 and 1,500,000 shares, respectively	2,628,221	11,685,477	11,462,917	32,439,081
Redemption of 550,000, 1,000,000, 1,950,000 and 3,750,000 shares, respectively	(14,630,520)	(23,084,739)	(49,775,309)	(82,926,192)

Net addition (redemption) of (450,000), (500,000), (1,500,000) and (2,250,000) shares, respectively	(12,002,299)	(11,399,262)	(38,312,392)	(50,487,111)

Net investment income (loss)	371,679	376,603	1,277,408	867,179
Net realized gain (loss)	9,365,840	6,358,890	14,642,452	10,370,113
Change in net unrealized appreciation (depreciation)	3,611,497	(2,983,043)	4,192,561	6,789,071

Net income (loss)	13,349,016	3,752,450	20,112,421	18,026,363

Shareholders’ equity, end of period	$135,920,188	$170,087,449	$135,920,188	$170,087,449

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$20,112,421	$18,026,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,359,993,207)	(3,523,724,795)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,362,077,959	3,616,785,001
Net amortization and accretion on short-term U.S. government and agency obligations	(2,036,277)	(2,015,067)
Net realized gain (loss) on investments	(1,910)	219
Change in unrealized appreciation (depreciation) on investments	(4,192,561)	(6,789,071)
Decrease (Increase) in interest receivable	(21,898)	(24,967)
Increase (Decrease) in payable to Sponsor	(24,769)	(39,634)

Net cash provided by (used in) operating activities	15,919,758	102,218,049

Cash flow from financing activities
Proceeds from addition of shares	11,462,917	32,439,081
Payment on shares redeemed	(52,202,329)	(82,926,192)

Net cash provided by (used in) financing activities	(40,739,412)	(50,487,111)

Net increase (decrease) in cash	(24,819,654)	51,730,938
Cash, beginning of period	36,353,995	4,293,895

Cash, end of period	$11,534,341	$56,024,833

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $7,981,995 and $3,989,775, respectively)	$7,982,681	$3,989,563
Cash	11,708,164	12,563,184
Segregated cash balances with brokers for futures contracts	616,500	38,148
Segregated cash balances with brokers for forward agreements	—	2,502,000
Segregated cash balances with brokers for swap agreements	1,207,000	—
Unrealized appreciation on swap agreements	662,229	—
Receivable on open futures contracts	272,802	1,700
Interest receivable	19,132	10,500

Total assets	22,468,508	19,105,095

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	14,985	15,312
Unrealized depreciation on forward agreements	—	990,786

Total liabilities	14,985	1,006,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	22,453,523	18,098,997

Total liabilities and shareholders’ equity	$22,468,508	$19,105,095

Shares outstanding	396,977	246,978

Net asset value per share	$56.56	$73.28

Market value per share (Note 2)	$56.01	$72.84

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(36% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19 †	$2,000,000	$1,999,098
2.014% due 11/07/19 †	2,000,000	1,996,475
1.843% due 12/05/19	4,000,000	3,987,108

Total short-term U.S. government and agency obligations (cost $7,981,995)		$7,982,681

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2019	131	$19,294,990	$540,364
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/07/19	$(13,544,988)	$349,289
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	10/07/19	(6,689,210)	172,694
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/07/19	(5,438,600)	140,246

			Total Unrealized Appreciation	$662,229

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of September 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income
Interest	$97,539	$118,392	$295,028	$323,515

Expenses
Management fee	42,251	67,024	137,269	201,913
Brokerage commissions	1,607	8	4,025	36

Total expenses	43,858	67,032	141,294	201,949

Net investment income (loss)	53,681	51,360	153,734	121,566

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(944,994)	17,879	(1,622,936)	11,739
Swap agreements	(2,527,694)	—	(3,801,579)	—
Forward agreements	—	4,907,434	(1,118,149)	3,216,619
Short-term U.S. government and agency obligations	355	—	692	152

Net realized gain (loss)	(3,472,333)	4,925,313	(6,541,972)	3,228,510

Change in net unrealized appreciation (depreciation) on
Futures contracts	859,992	(4,060)	572,144	16,480
Swap agreements	1,846,133	—	662,229	—
Forward agreements	—	(1,930,705)	990,786	1,834,164
Short-term U.S. government and agency obligations	(1,082)	(3,289)	898	739

Change in net unrealized appreciation (depreciation)	2,705,043	(1,938,054)	2,226,057	1,851,383

Net realized and unrealized gain (loss)	(767,290)	2,987,259	(4,315,915)	5,079,893

Net income (loss)	$(713,609)	$3,038,619	$(4,162,181)	$5,201,459

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$18,158,403	$26,248,001	$18,098,997	$31,497,410

Addition of 150,000, –, 550,000 and 250,000 shares, respectively	8,009,298	—	36,655,009	16,527,151
Redemption of 50,000, –, 400,001 and 350,000 shares, respectively	(3,000,569)	—	(28,138,302)	(23,939,400)

Net addition (redemption) of 100,000, –, 149,999 and (100,000) shares, respectively	5,008,729	—	8,516,707	(7,412,249)

Net investment income (loss)	53,681	51,360	153,734	121,566
Net realized gain (loss)	(3,472,333)	4,925,313	(6,541,972)	3,228,510
Change in net unrealized appreciation (depreciation)	2,705,043	(1,938,054)	2,226,057	1,851,383

Net income (loss)	(713,609)	3,038,619	(4,162,181)	5,201,459

Shareholders’ equity, end of period	$22,453,523	$29,286,620	$22,453,523	$29,286,620

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(4,162,181)	$5,201,459
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(329,807,586)	(1,219,069,079)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	325,976,425	1,236,398,357
Net amortization and accretion on short-term U.S. government and agency obligations	(160,367)	(323,484)
Net realized gain (loss) on investments	(692)	(152)
Change in unrealized appreciation (depreciation) on investments	(1,653,913)	(1,834,903)
Decrease (Increase) in receivable on futures contracts	(271,102)	(580)
Decrease (Increase) in interest receivable	(8,632)	—
Increase (Decrease) in payable to Sponsor	(327)	(2,842)
Increase (Decrease) in payable on futures contracts	—	(2,420)

Net cash provided by (used in) operating activities	(10,088,375)	20,366,356

Cash flow from financing activities
Proceeds from addition of shares	36,655,009	16,527,151
Payment on shares redeemed	(28,138,302)	(23,939,400)

Net cash provided by (used in) financing activities	8,516,707	(7,412,249)

Net increase (decrease) in cash	(1,571,668)	12,954,107
Cash, beginning of period	15,103,332	1,035,445

Cash, end of period	$13,531,664	$13,989,552

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $5,989,336 and $3,294,789, respectively)	$5,990,736	$3,294,766
Cash	7,141,865	5,677,665
Segregated cash balances with brokers for futures contracts	889,350	44,431
Segregated cash balances with brokers for forward agreements	—	4,554,000
Unrealized appreciation on swap agreements	975,827	—
Receivable on open futures contracts	441,102	—
Interest receivable	12,400	7,847

Total assets	15,451,280	13,578,709

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,720
Payable to Sponsor	10,187	11,115
Unrealized depreciation on forward agreements	—	1,793,011

Total liabilities	10,187	1,809,846

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,441,093	11,768,863

Total liabilities and shareholders’ equity	$15,451,280	$13,578,709

Shares outstanding	516,976	316,976

Net asset value per share	$29.87	$37.13

Market value per share (Note 2)	$29.60	$37.10

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19	$1,000,000	$999,549
2.014% due 11/07/19 †	5,000,000	4,991,187

Total short-term U.S. government and agency obligations (cost $5,989,336)		$5,990,736

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2019	172	$14,618,280	$934,581

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/07/19	$(5,463,022)	$374,866
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	10/07/19	(5,692,366)	253,496
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/07/19	(5,063,730)	347,465

			Total Unrealized Appreciation	$975,827

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of September 30, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$72,984	$99,348	$229,545	$242,765

Expenses
Management fee	30,418	58,074	109,073	155,203
Brokerage commissions	1,895	8	6,070	34

Total expenses	32,313	58,082	115,143	155,237

Net investment income (loss)	40,671	41,266	114,402	87,528

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,034,054)	18,150	(887,545)	20,132
Swap agreements	(4,483,605)	—	(3,406,305)	—
Forward agreements	—	6,395,607	(2,144,498)	5,131,269
Short-term U.S. government and agency obligations	148	—	226	(2,032)

Net realized gain (loss)	(5,517,511)	6,413,757	(6,438,122)	5,149,369

Change in net unrealized appreciation (depreciation) on
Futures contracts	998,892	(2,340)	979,498	7,280
Swap agreements	1,682,380	—	975,827	—
Forward agreements	—	(926,674)	1,793,011	2,242,274
Short-term U.S. government and agency obligations	(691)	(2,540)	1,423	1,732

Change in net unrealized appreciation (depreciation)	2,680,581	(931,554)	3,749,759	2,251,286

Net realized and unrealized gain (loss)	(2,836,930)	5,482,203	(2,688,363)	7,400,655

Net income (loss)	$(2,796,259)	$5,523,469	$(2,573,961)	$7,488,183

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$14,026,041	$23,192,780	$11,768,863	$14,806,259

Addition of 300,000, –, 850,000 and 650,000 shares, respectively	8,840,384	—	30,574,755	21,143,589
Redemption of 150,000, 150,000, 650,000 and 600,000 shares, respectively	(4,629,073)	(6,198,374)	(24,328,564)	(20,920,156)

Net addition (redemption) of 150,000, (150,000), 200,000 and 50,000 shares, respectively	4,211,311	(6,198,374)	6,246,191	223,433

Net investment income (loss)	40,671	41,266	114,402	87,528
Net realized gain (loss)	(5,517,511)	6,413,757	(6,438,122)	5,149,369
Change in net unrealized appreciation (depreciation)	2,680,581	(931,554)	3,749,759	2,251,286

Net income (loss)	(2,796,259)	5,523,469	(2,573,961)	7,488,183

Shareholders’ equity, end of period	$15,441,093	$22,517,875	$15,441,093	$22,517,875

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(2,573,961)	$7,488,183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(248,501,449)	(786,945,031)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	245,938,061	792,071,519
Net amortization and accretion on short-term U.S. government and agency obligations	(130,933)	(242,734)
Net realized gain (loss) on investments	(226)	2,032
Change in unrealized appreciation (depreciation) on investments	(2,770,261)	(2,244,006)
Decrease (Increase) in receivable on futures contracts	(441,102)	—
Decrease (Increase) in interest receivable	(4,553)	—
Increase (Decrease) in payable to Sponsor	(928)	482
Increase (Decrease) in payable on futures contracts	(5,720)	890

Net cash provided by (used in) operating activities	(8,491,072)	10,131,335

Cash flow from financing activities
Proceeds from addition of shares	30,574,755	21,143,589
Payment on shares redeemed	(24,328,564)	(24,091,933)

Net cash provided by (used in) financing activities	6,246,191	(2,948,344)

Net increase (decrease) in cash	(2,244,881)	7,182,991
Cash, beginning of period	10,276,096	1,363,644

Cash, end of period	$8,031,215	$8,546,635

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $28,929,320 and $34,950,807, respectively)	$28,931,063	$34,951,229
Cash	11,737,227	21,879,254
Segregated cash balances with brokers for foreign currency forward contracts	—	1,691,000
Unrealized appreciation on foreign currency forward contracts	395,855	678,152
Interest receivable	34,832	14,973

Total assets	41,098,977	59,214,608

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	32,141	49,037
Unrealized depreciation on foreign currency forward contracts	20,136	3,801,896

Total liabilities	52,277	3,850,933

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	41,046,700	55,363,675

Total liabilities and shareholders’ equity	$41,098,977	$59,214,608

Shares outstanding	549,290	749,290

Net asset value per share	$74.73	$73.89

Market value per share (Note 2)	$74.69	$73.86

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(70% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19 †	$2,000,000	$1,999,098
1.871% due 11/07/19 †	13,000,000	12,977,086
1.843% due 12/05/19	14,000,000	13,954,879

Total short-term U.S. government and agency obligations (cost $28,929,320)		$28,931,063

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	10/04/19	313,469,141	$2,899,650	$(20,136)

			Total Unrealized Depreciation	$(20,136)

Contracts to Sell
Yen with Goldman Sachs International	10/04/19	(4,504,005,190)	$(41,662,926)	$196,246
Yen with UBS AG	10/04/19	(4,679,302,619)	(43,284,462)	199,609

			Total Unrealized Appreciation	$395,855

†	All or partial amount pledged as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of September 30, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$242,826	$369,683	$833,627	$1,041,106

Expenses
Management fee	105,189	190,805	352,973	629,165

Total expenses	105,189	190,805	352,973	629,165

Net investment income (loss)	137,637	178,878	480,654	411,941

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(177,933)	2,520,679	(3,121,903)	(398,300)
Short-term U.S. government and agency obligations	(467)	—	(539)	3

Net realized gain (loss)	(178,400)	2,520,679	(3,122,442)	(398,297)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	792,522	2,284,335	3,499,463	1,450,390
Short-term U.S. government and agency obligations	(9,100)	(9,361)	1,321	5,875

Change in net unrealized appreciation (depreciation)	783,422	2,274,974	3,500,784	1,456,265

Net realized and unrealized gain (loss)	605,022	4,795,653	378,342	1,057,968

Net income (loss)	$742,659	$4,974,531	$858,996	$1,469,909

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$47,695,345	$84,457,545	$55,363,675	$131,077,453

Addition of – , – , 450,000 and 100,000 shares, respectively	—	—	34,403,213	7,078,646
Redemption of 100,000, 150,000, 650,000 and 850,000 shares, respectively	(7,391,304)	(11,275,032)	(49,579,184)	(61,468,964)

Net addition (redemption) of (100,000), (150,000), (200,000) and (750,000) shares, respectively	(7,391,304)	(11,275,032)	(15,175,971)	(54,390,318)

Net investment income (loss)	137,637	178,878	480,654	411,941
Net realized gain (loss)	(178,400)	2,520,679	(3,122,442)	(398,297)
Change in net unrealized appreciation (depreciation)	783,422	2,274,974	3,500,784	1,456,265

Net income (loss)	742,659	4,974,531	858,996	1,469,909

Shareholders’ equity, end of period	$41,046,700	$78,157,044	$41,046,700	$78,157,044

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$858,996	$1,469,909
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(632,231,535)	(2,653,216,466)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	638,904,665	2,738,199,781
Net amortization and accretion on short-term U.S. government and agency obligations	(652,182)	(1,030,832)
Net realized gain (loss) on investments	539	(3)
Change in unrealized appreciation (depreciation) on investments	(3,500,784)	(1,456,265)
Decrease (Increase) in interest receivable	(19,859)	(2,703)
Increase (Decrease) in payable to Sponsor	(16,896)	(47,726)

Net cash provided by (used in) operating activities	3,342,944	83,915,695

Cash flow from financing activities
Proceeds from addition of shares	34,403,213	7,078,646
Payment on shares redeemed	(49,579,184)	(65,228,947)

Net cash provided by (used in) financing activities	(15,175,971)	(58,150,301)

Net increase (decrease) in cash	(11,833,027)	25,765,394
Cash, beginning of period	23,570,254	1,582,684

Cash, end of period	$11,737,227	$27,348,078

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 19,969,188 and $ – , respectively)	$19,971,066	$—
Cash	24,037,268	48,860,400
Segregated cash balances with brokers for futures contracts	1,715,657	8,682,024
Interest receivable	47,135	29,104

Total assets	45,771,126	57,571,528

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	674,832
Payable on open futures contracts	810,277	565,495
Payable to Sponsor	27,785	32,080

Total liabilities	838,062	1,272,407

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	44,933,064	56,299,121

Total liabilities and shareholders’ equity	$45,771,126	$57,571,528

Shares outstanding	1,912,403	2,112,403

Net asset value per share	$23.50	$26.65

Market value per share (Note 2)	$23.67	$26.74

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.757% due 10/24/19	$10,000,000	$9,988,692
1.985% due 11/07/19 †	10,000,000	9,982,374

Total short-term U.S. government and agency obligations (cost $19,969,188)		$19,971,066

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires January 2020	432	$8,132,400	$789,377
VIX Futures - CBOE, expires February 2020	786	14,992,950	929,081
VIX Futures - CBOE, expires March 2020	786	14,992,950	243,813
VIX Futures - CBOE, expires April 2020	354	6,805,650	18,650

			$1,980,921

†	All or partial amount pledged as collateral for futures contracts.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$227,815	$61,731	$718,946	$171,777

Expenses
Management fee	90,860	39,915	279,430	137,319
Brokerage commissions	5,777	1,277	25,466	15,635
Brokerage fees	1,681	—	1,681	—

Total expenses	98,318	41,192	306,577	152,954

Net investment income (loss)	129,497	20,539	412,369	18,823

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,477,618	(1,922,746)	(5,577,673)	2,044,708
Short-term U.S. government and agency obligations	—	—	8	—

Net realized gain (loss)	1,477,618	(1,922,746)	(5,577,665)	2,044,708

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,654,603	(253,265)	(1,777,185)	1,583,775
Short-term U.S. government and agency obligations	(4,586)	—	1,878	(187)

Change in net unrealized appreciation (depreciation)	2,650,017	(253,265)	(1,775,307)	1,583,588

Net realized and unrealized gain (loss)	4,127,635	(2,176,011)	(7,352,972)	3,628,296

Net income (loss)	$4,257,132	$(2,155,472)	$(6,940,603)	$3,647,119

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$37,756,409	$19,864,692	$56,299,121	$26,347,948

Addition of 350,000, 50,000, 1,125,000 and 700,000 shares, respectively	7,593,407	1,061,436	24,946,172	15,131,247
Redemption of 200,000, – , 1,325,000 and 1,025,000 shares, respectively	(4,673,884)	—	(29,371,626)	(26,355,658)

Net addition (redemption) of 150,000, 50,000, (200,000) and (325,000) shares, respectively	2,919,523	1,061,436	(4,425,454)	(11,224,411)

Net investment income (loss)	129,497	20,539	412,369	18,823
Net realized gain (loss)	1,477,618	(1,922,746)	(5,577,665)	2,044,708
Change in net unrealized appreciation (depreciation)	2,650,017	(253,265)	(1,775,307)	1,583,588

Net income (loss)	4,257,132	(2,155,472)	(6,940,603)	3,647,119

Shareholders’ equity, end of period	$44,933,064	$18,770,656	$44,933,064	$18,770,656

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(6,940,603)	$3,647,119
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,149,234,856)	(1,112,899,672)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,129,579,598	1,134,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(313,922)	(107,000)
Net realized gain (loss) on investments	(8)	—
Change in unrealized appreciation (depreciation) on investments	(1,878)	187
Decrease (Increase) in receivable on futures contracts	—	170,015
Decrease (Increase) in interest receivable	(18,031)	(4,289)
Increase (Decrease) in payable to Sponsor	(4,295)	(12,453)
Increase (Decrease) in payable on futures contracts	244,782	95,114

Net cash provided by (used in) operating activities	(26,689,213)	24,889,021

Cash flow from financing activities
Proceeds from addition of shares	24,946,172	15,131,247
Payment on shares redeemed	(30,046,458)	(27,413,967)

Net cash provided by (used in) financing activities	(5,100,286)	(12,282,720)

Net increase (decrease) in cash	(31,789,499)	12,606,301
Cash, beginning of period	57,542,424	6,266,358

Cash, end of period	$25,752,925	$18,872,659

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $191,676,882 and $114,780,333, respectively)	$191,711,175	$114,785,002
Cash	110,166,843	23,538,353
Segregated cash balances with brokers for futures contracts	18,695,837	15,855,066
Receivable on open futures contracts	2,861,713	912,016
Interest receivable	101,793	16,966

Total assets	323,537,361	155,107,403

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	11,556,008	—
Payable on open futures contracts	12,428,767	5,489,302
Payable to Sponsor	142,704	70,986

Total liabilities	24,127,479	5,560,288

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	299,409,882	149,547,115

Total liabilities and shareholders’ equity	$323,537,361	$155,107,403

Shares outstanding	15,601,317	3,876,317

Net asset value per share	$19.19	$38.58

Market value per share (Note 2)	$19.52	$38.61

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(64% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.089% due 10/10/19 †	$33,000,000	$32,985,110
1.757% due 10/24/19	10,000,000	9,988,692
1.969% due 11/07/19 †	149,000,000	148,737,373

Total short-term U.S. government and agency obligations (cost $191,676,882)		$191,711,175

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires October 2019	9,333	$159,827,625	$(2,535,512)
VIX Futures - CBOE, expires November 2019	7,636	139,547,900	229,197

			$(2,306,315)

†	All or partial amount pledged as collateral for futures contracts.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$1,278,488	$366,829	$3,414,854	$878,858

Expenses
Management fee	561,431	284,856	1,409,677	759,563
Brokerage commissions	96,608	31,960	179,790	133,431
Brokerage fees	5,028	—	8,662	268

Total expenses	663,067	316,816	1,598,129	893,262

Net investment income (loss)	615,421	50,013	1,816,725	(14,404)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(15,928,298)	(24,690,361)	(82,123,131)	29,057,091
Short-term U.S. government and agency obligations	6,251	—	7,980	(1,993)

Net realized gain (loss)	(15,922,047)	(24,690,361)	(82,115,151)	29,055,098

Change in net unrealized appreciation (depreciation) on
Futures contracts	13,428,427	(16,539,938)	(19,684,760)	(2,351,601)
Short-term U.S. government and agency obligations	(3,031)	—	29,624	10,166

Change in net unrealized appreciation (depreciation)	13,425,396	(16,539,938)	(19,655,136)	(2,341,435)

Net realized and unrealized gain (loss)	(2,496,651)	(41,230,299)	(101,770,287)	26,713,663

Net income (loss)	$(1,881,230)	$(41,180,286)	$(99,953,562)	$26,699,259

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$240,473,128	$114,097,930	$149,547,115	$137,741,560

Addition of 8,875,000, 3,625,000, 21,000,000 and 7,300,000 shares, respectively	169,898,748	88,981,896	473,318,044	206,106,237
Redemption of 4,800,000, 300,000, 9,275,000 and 6,125,000 shares, respectively	(109,080,764)	(7,268,154)	(223,501,715)	(215,915,670)

Net addition (redemption) of 4,075,000, 3,325,000, 11,725,000 and 1,175,000 shares, respectively	60,817,984	81,713,742	249,816,329	(9,809,433)

Net investment income (loss)	615,421	50,013	1,816,725	(14,404)
Net realized gain (loss)	(15,922,047)	(24,690,361)	(82,115,151)	29,055,098
Change in net unrealized appreciation (depreciation)	13,425,396	(16,539,938)	(19,655,136)	(2,341,435)

Net income (loss)	(1,881,230)	(41,180,286)	(99,953,562)	26,699,259

Shareholders’ equity, end of period	$299,409,882	$154,631,386	$299,409,882	$154,631,386

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2019	2018
Cash flow from operating activities
Net income (loss)	$(99,953,562)	$26,699,259
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,532,412,598)	(4,972,527,143)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,457,989,132	5,107,914,327
Net amortization and accretion on short-term U.S. government and agency obligations	(2,465,103)	(533,407)
Net realized gain (loss) on investments	(7,980)	1,993
Change in unrealized appreciation (depreciation) on investments	(29,624)	(10,166)
Decrease (Increase) in receivable on futures contracts	(1,949,697)	(2,176,948)
Decrease (Increase) in interest receivable	(84,827)	(37,100)
Increase (Decrease) in payable to Sponsor	71,718	514
Increase (Decrease) in payable on futures contracts	6,939,465	3,331,846

Net cash provided by (used in) operating activities	(171,903,076)	162,663,175

Cash flow from financing activities
Proceeds from addition of shares	473,318,044	206,106,237
Payment on shares redeemed	(211,945,707)	(219,347,383)

Net cash provided by (used in) financing activities	261,372,337	(13,241,146)

Net increase (decrease) in cash	89,469,261	149,422,029
Cash, beginning of period	39,393,419	3,715,132

Cash, end of period	$128,862,680	$153,137,161

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,566,977,325 and $785,069,552, respectively)	$1,567,237,357	$785,085,860
Cash	555,200,406	729,259,407
Segregated cash balances with brokers for futures contracts	292,678,274	272,501,850
Segregated cash balances with brokers for forward agreements	—	37,374,000
Segregated cash balances with brokers for foreign currency forward contracts	1,233,000	6,057,000
Segregated cash balances with brokers for swap agreements	34,057,000	53,486,000
Unrealized appreciation on swap agreements	12,045,095	20,646,726
Unrealized appreciation on forward agreements	—	30,555,018
Unrealized appreciation on foreign currency forward contracts	3,231,612	1,023,384
Receivable from capital shares sold	19,471,964	54,572,979
Receivable on open futures contracts	99,911,172	79,899,070
Interest receivable	978,841	555,187

Total assets	2,586,044,721	2,071,016,481

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	22,199,391	11,136,094
Payable on open futures contracts	52,057,496	32,074,054
Payable to Sponsor	1,773,197	1,541,554
Unrealized depreciation on swap agreements	67,492,828	74,098,074
Unrealized depreciation on forward agreements	—	2,783,797
Unrealized depreciation on foreign currency forward contracts	321,393	5,407,883
Non-recurring fees and expenses payable	45,949	—

Total liabilities	143,890,254	127,041,456

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,442,154,467	1,943,975,025

Total liabilities and shareholders’ equity	$2,586,044,721	$2,071,016,481

Shares outstanding	100,867,767	75,842,768

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest	$10,780,563	$8,684,059	$33,442,044	$23,542,372
Expenses
Management fee	5,402,289	5,834,934	16,267,543	18,491,990
Brokerage commissions	1,246,155	1,360,732	3,525,847	4,925,964
Brokerage fees	8,250	4,836	11,975	152,026
Offering costs	—	—	—	105,643
Limitation by Sponsor	—	—	—	(27,133)
Non-recurring fees and expenses	—	—	426,058	—

Total expenses	6,656,694	7,200,502	20,231,423	23,648,490

Net investment income (loss)	4,123,869	1,483,557	13,210,621	(106,118)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(54,371,935)	(109,595,481)	(248,070,329)	(1,589,640,291)
Swap agreements	116,192,266	(6,473,141)	102,855,828	36,862,469
Forward agreements	—	(63,794,988)	33,894,330	(56,632,609)
Foreign currency forward contracts	8,827,423	8,450,767	10,894,176	9,256,566
Short-term U.S. government and agency obligations	29,682	(1,130)	38,616	(272,534)

Net realized gain (loss)	70,677,436	(171,413,973)	(100,387,379)	(1,600,426,399)

Change in net unrealized appreciation (depreciation) on
Futures contracts	46,337,452	(49,385,316)	15,749,674	4,808,142
Swap agreements	(118,813,987)	(24,450,563)	(1,996,385)	(7,156,632)
Forward agreements	—	13,077,528	(27,771,221)	(26,671,951)
Foreign currency forward contracts	4,177,793	(625,225)	7,294,718	7,859,408
Short-term U.S. government and agency obligations	(25,398)	(145,310)	243,724	114,802

Change in net unrealized appreciation (depreciation)	(68,324,140)	(61,528,886)	(6,479,490)	(21,046,231)

Net realized and unrealized gain (loss)	2,353,296	(232,942,859)	(106,866,869)	(1,621,472,630)

Net income (loss)	$6,477,165	$(231,459,302)	$(93,656,248)	$(1,621,578,748)

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shareholders’ equity, beginning of period	$2,282,898,916	$2,379,161,650	$1,943,975,025	$2,947,278,212

Addition of 74,825,000, 25,965,000, 150,475,000 and 83,967,500 shares, respectively	1,551,679,782	963,025,515	3,849,113,475	5,134,521,982
Redemption of 59,750,000, 20,127,729, 125,450,001 and 83,075,617 shares, respectively	(1,398,901,396)	(785,941,064)	(3,257,277,785)	(4,135,434,647)

Net addition (redemption) of 15,075,000, 5,837,271, 25,024,999 and 891,883 shares, respectively	152,778,386	177,084,451	591,835,690	999,087,335

Net investment income (loss)	4,123,869	1,483,557	13,210,621	(106,118)
Net realized gain (loss)	70,677,436	(171,413,973)	(100,387,379)	(1,600,426,399)
Change in net unrealized appreciation (depreciation)	(68,324,140)	(61,528,886)	(6,479,490)	(21,046,231)

Net income (loss)	6,477,165	(231,459,302)	(93,656,248)	(1,621,578,748)

Shareholders’ equity, end of period	$2,442,154,467	$2,324,786,799	$2,442,154,467	$2,324,786,799

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(93,656,248)	$(1,621,578,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(25,820,665,998)	(74,645,523,313)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	25,060,211,654	76,349,727,446
Net amortization and accretion on short-term U.S. government and agency obligations	(21,414,813)	(19,354,782)
Net realized gain (loss) on investments	(38,616)	272,534
Change in unrealized appreciation (depreciation) on investments	22,229,164	25,854,373
Decrease (Increase) in receivable on futures contracts	(20,012,102)	(68,530,403)
Decrease (Increase) in receivable in Limitation by Sponsor	—	59,651
Decrease (Increase) in interest receivable	(423,654)	(212,310)
Amortization of offering costs	—	105,643
Increase (Decrease) in payable to Sponsor	231,643	(723,455)
Increase (Decrease) in payable on futures contracts	19,983,442	14,342,630
Increase (Decrease) in payable to Broker	—	8,339
Increase (Decrease) in non-recurring fees and expenses payable	45,949	—

Net cash provided by (used in) operating activities	(853,509,579)	34,447,605

Cash flow from financing activities
Proceeds from addition of shares	3,884,214,490	5,130,866,019
Payment on shares redeemed	(3,246,214,488)	(4,208,705,204)

Net cash provided by (used in) financing activities	638,000,002	922,160,815

Net increase (decrease) in cash	(215,509,577)	956,608,420
Cash, beginning of period	1,098,678,257	483,772,745

Cash, end of period	$883,168,680	$1,440,381,165

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2019, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

Share Splits and Reverse Share Splits
The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2018. There were no Share splits or reverse Share splits for the Funds during the nine months ended September 30, 2019. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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
Basis of Presentation
Pursuant to rules and regulations of the SEC, these financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of each Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund.
Statement of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2019 and 2018, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2019 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*	Time	Calculation Date
UltraShort Silver, Ultra Silver	1:00 p.m.	1:25 p.m.	September 30, 2019
UltraShort Gold, Ultra Gold	1:00 p.m.	1:30 p.m.	September 30, 2019
UltraShort Bloomberg Crude Oil,
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	September 30, 2019
UltraPro 3x Short Crude Oil ETF,
UltraPro 3x Crude Oil ETF,
UltraShort Bloomberg Natural Gas,
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2019
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	September 30, 2019
Short Euro,
UltraShort Euro,
Ultra Euro	3:00 p.m.	4:00 p.m.	September 30, 2019
UltraShort Yen,
Ultra Yen	3:00 p.m.	4:00 p.m.	September 30, 2019
VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 30, 2019
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	September 30, 2019
*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended September 30, 2019.
Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2019.
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
Fair value measurements also require additional disclosure when the volume and level of activity for the asset or liability have significantly decreased, as well as when circumstances indicate that a transaction is not orderly
.
The following table summarizes the valuation of investments at September 30, 2019 using the fair value hierarchy:

			Level II - Other Significant Observable
	Level I - Quoted Prices		Inputs
			Foreign
	Short-Term U.S.		Currency
	Government and	Futures	Forward	Swap
Fund	Agencies	Contracts *	Contracts	Agreements	Total
ProShares Short Euro	$6,980,360	$263,291	$—	$—	$7,243,651
ProShares Short VIX Short-Term Futures ETF	167,710,201	7,210,503	—	—	174,920,704
ProShares Ultra Bloomberg Crude Oil	297,435,798	2,044,987	—	(37,929,315)	261,551,470
ProShares Ultra Bloomberg Natural Gas	12,973,719	2,680,382	—	—	15,654,101
ProShares Ultra Euro	998,237	—	(109,550)	—	888,687
ProShares Ultra Gold	98,810,275	1,324,832	—	(3,921,350)	96,213,757
ProShares Ultra Silver	228,568,115	(2,498,546)	—	(25,446,936)	200,622,633

ProShares Ultra VIX Short-Term Futures ETF	$209,661,089	$(2,078,946)	$—	$(195,227)	$207,386,916
ProShares Ultra Yen	—	—	(28,138)	—	(28,138)
ProShares UltraPro 3x Crude Oil ETF	48,939,861	2,641,411	—	—	51,581,272
ProShares UltraPro 3x Short Crude Oil ETF	41,929,905	14,081,473	—	—	56,011,378
ProShares UltraShort Australian Dollar	—	211,190	—	—	211,190
ProShares UltraShort Bloomberg Crude Oil	74,866,912	1,237,943	—	10,407,039	86,511,894
ProShares UltraShort Bloomberg Natural Gas	1,996,475	765,965	—	—	2,762,440
ProShares UltraShort Euro	121,779,689	—	2,672,188	—	124,451,877
ProShares UltraShort Gold	7,982,681	540,364	—	662,229	9,185,274
ProShares UltraShort Silver	5,990,736	934,581	—	975,827	7,901,144
ProShares UltraShort Yen	28,931,063	—	375,719	—	29,306,782
ProShares VIX Mid-Term Futures ETF	19,971,066	1,980,921	—	—	21,951,987
ProShares VIX Short-Term Futures ETF	191,711,175	(2,306,315)	—	—	189,404,860

Total Trust	$1,567,237,357	$29,034,036	$2,910,219	$(55,447,733)	$1,543,733,879

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
The following table summarizes the valuation of investments at December 31, 2018 using the fair value hierarchy:

			Level II - Other Significant Observable
	Level I - Quoted Prices		Inputs
				Foreign
	Short-Term U.S.			Currency
	Government and	Futures	Forward	Forward	Swap
Fund	Agencies	Contracts *	Agreements	Contracts	Agreements	Total
ProShares Short Euro	$599,429	$(43,281)	$—	$—	$—	$556,148
ProShares Short VIX Short-Term Futures ETF	—	(14,476,201)	—	—	—	(14,476,201)
ProShares Ultra Bloomberg Crude Oil	280,502,900	(14,040,301)	—	—	(72,767,125)	193,695,474
ProShares Ultra Bloomberg Natural Gas	8,380,427	(10,323,163)	—	—	—	(1,942,736)
ProShares Ultra Euro	1,496,658	—	—	57,938	—	1,554,596
ProShares Ultra Gold	41,941,734	72,670	4,253,301	—	—	46,267,705
ProShares Ultra Silver	123,795,806	340,736	26,301,717	—	—	150,438,259
ProShares Ultra VIX Short-Term Futures ETF	—	32,503,965	—	—	(1,330,949)	31,173,016
ProShares Ultra Yen	—	—	—	177,111	—	177,111
ProShares UltraPro 3x Crude Oil ETF	20,979,876	(23,451,361)	—	—	—	(2,471,485)
ProShares UltraPro 3x Short Crude Oil ETF	—	7,019,475	—	—	—	7,019,475
ProShares UltraShort Australian Dollar	299,537	511,825	—	—	—	811,362

ProShares UltraShort Bloomberg Crude Oil	$27,967,534	$3,272,155	$—	$—	$20,646,726	$51,886,415
ProShares UltraShort Bloomberg Natural Gas	299,714	10,837,989	—	—	—	11,137,703
ProShares UltraShort Euro	121,801,685	—	—	(1,495,804)	—	120,305,881
ProShares UltraShort Gold	3,989,563	(31,780)	(990,786)	—	—	2,966,997
ProShares UltraShort Silver	3,294,766	(44,917)	(1,793,011)	—	—	1,456,838
ProShares UltraShort Yen	34,951,229	—	—	(3,123,744)	—	31,827,485
ProShares VIX Mid-Term Futures ETF	—	3,758,106	—	—	—	3,758,106
ProShares VIX Short-Term Futures ETF	114,785,002	17,378,445	—	—	—	132,163,447

Total Trust	$785,085,860	$13,284,362	$27,771,221	$(4,384,499)	$(53,451,348)	$768,305,596

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
Investment Transactions and Related Income
Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of Operations.
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

NOTE 3 – INVESTMENTS
Short-Term Investments
The Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts
.
Accounting for Derivative Instruments
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2019 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
The Funds, as applicable, collateralize swap agreements by segregating or designating cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments. As noted above, collateral posted in connection with OTC derivative transactions is held for the benefit of the counterparty in a segregated tri-party
account at the Custodian to protect the

counterparty against
non-payment
by the Funds. The collateral held in this account is restricted as to its use. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances
.
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2019, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2019, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments as of September 30, 2019
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$ 7,549,341 *			$ 338,838 *
	ProShares Ultra VIX Short-Term Futures ETF		—			2,274,173	*
	ProShares VIX Mid-Term Futures ETF		1,980,921	*		—
	ProShares VIX Short-Term Futures ETF		229,197	*		2,535,512	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		2,044,987	*		37,929,315	*
	ProShares Ultra Bloomberg Natural Gas		2,680,382	*		—
	ProShares Ultra Gold		1,324,832	*		3,921,350	*
	ProShares Ultra Silver		—			27,945,482	*
	ProShares UltraPro 3x Crude Oil ETF		2,641,411	*		—
	ProShares UltraPro 3x Short Crude Oil ETF		14,081,473	*		—
	ProShares UltraShort Bloomberg Crude Oil		11,644,982	*		—
	ProShares UltraShort Bloomberg Natural Gas		765,965	*		—
	ProShares UltraShort Gold		1,202,593	*		—
	ProShares UltraShort Silver		1,910,408	*		—

Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		$263,291	*		$—
	ProShares Ultra Euro		1,357			110,907
	ProShares Ultra Yen		171			28,309
	ProShares UltraShort Australian Dollar		211,190	*		—
	ProShares UltraShort Euro		2,834,229			162,041
	ProShares UltraShort Yen		395,855			20,136

		Total Trust	$51,762,585	*		$75,266,063	*

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures
.

Fair Value of Derivative Instruments as of December 31, 2018
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$910,460	*		$15,386,661	*
	ProShares Ultra VIX Short-Term Futures ETF		33,798,582	*		2,625,566	*
	ProShares VIX Mid-Term Futures ETF		3,888,156	*		130,050	*
	ProShares VIX Short-Term Futures ETF		18,392,959	*		1,014,514	*
Commodities Contracts		Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements			Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements
	ProShares Ultra Bloomberg Crude Oil		—			86,807,426	*
	ProShares Ultra Bloomberg Natural Gas		—			10,323,163	*
	ProShares Ultra Gold		4,325,971	*		—
	ProShares Ultra Silver		26,642,453	*		—
	ProShares UltraPro 3x Crude Oil ETF		—			23,451,361	*
	ProShares UltraPro 3x Short Crude Oil ETF		7,019,475	*		—
	ProShares UltraShort Bloomberg Crude Oil		23,918,881	*		—

	ProShares UltraShort Bloomberg Natural Gas		$10,837,989	*		$—
	ProShares UltraShort Gold		—			1,022,566	*
	ProShares UltraShort Silver		—			1,837,928	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			43,281	*
	ProShares Ultra Euro		61,971			4,033
	ProShares Ultra Yen		179,187			2,076
	ProShares UltraShort Australian Dollar		511,825	*		—
	ProShares UltraShort Euro		104,074			1,599,878
	ProShares UltraShort Yen		678,152			3,801,896

		Total Trust	$131,270,135	*		$148,050,399	*

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations For the three months ended September 30, 2019
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$1,173,763	$(5,428,459)
		ProShares Ultra VIX Short-Term Futures ETF	(55,327,540)	45,205,927
		ProShares VIX Mid-Term Futures ETF	1,477,618	2,654,603
		ProShares VIX Short-Term Futures ETF	(15,928,298)	13,428,427
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation (depreciation) on futures contracts and swap agreements

		ProShares Ultra Bloomberg Crude Oil	$62,252,302	$(106,568,448)
		ProShares Ultra Bloomberg Natural Gas	(1,826,717)	3,329,755
		ProShares Ultra Gold	16,725,025	(11,793,379)
		ProShares Ultra Silver	69,234,012	(36,174,451)
		ProShares UltraPro 3x Crude Oil ETF	4,691,349	(24,831,963)
		ProShares UltraPro 3x Short Crude Oil ETF	(297,480)	17,634,581
		ProShares UltraShort Bloomberg Crude Oil	(12,233,280)	23,194,927
		ProShares UltraShort Bloomberg Natural Gas	(68,026)	790,889
		ProShares UltraShort Gold	(3,472,688)	2,706,125
		ProShares UltraShort Silver	(5,517,659)	2,681,272
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation (depreciation) on futures and/or foreign currency forward contracts
		ProShares Short Euro	$625,576	$342,293
		ProShares Ultra Euro	(396,315)	(150,573)
		ProShares Ultra Yen	37,748	(76,553)
		ProShares UltraShort Australian Dollar	312,374	351,366
		ProShares UltraShort Euro	9,363,923	3,612,397
		ProShares UltraShort Yen	(177,933)	792,522

		Total Trust	$70,647,754	$(68,298,742)

The Effect of Derivative Instruments on the Statement of Operations For the nine months ended September 30, 2019
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$71,706,713	$21,686,704
		ProShares Ultra VIX Short-Term Futures ETF	(305,526,699)	(33,447,189)
		ProShares VIX Mid-Term Futures ETF	(5,577,673)	(1,777,185)
		ProShares VIX Short-Term Futures ETF	(82,123,131)	(19,684,760)

Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	$112,863,983	$50,923,098
		ProShares Ultra Bloomberg Natural Gas	(23,104,608)	13,003,545
		ProShares Ultra Gold	24,305,565	(6,922,489)
		ProShares Ultra Silver	74,520,050	(54,587,935)
		ProShares UltraPro 3x Crude Oil ETF	30,865,755	26,092,772
		ProShares UltraPro 3x Short Crude Oil ETF	(1,379,372)	7,061,998
		ProShares UltraShort Bloomberg Crude Oil	(11,265,317)	(12,273,899)
		ProShares UltraShort Bloomberg Natural Gas	14,701,140	(10,072,024)
		ProShares UltraShort Gold	(6,542,664)	2,225,159
		ProShares UltraShort Silver	(6,438,348)	3,748,336
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation (depreciation) on futures and/or foreign currency forward contracts
		ProShares Short Euro	849,200	306,572
		ProShares Ultra Euro	(756,187)	(167,488)
		ProShares Ultra Yen	131,724	(205,249)
		ProShares UltraShort Australian Dollar	825,235	(300,635)
		ProShares UltraShort Euro	14,640,542	4,167,992
		ProShares UltraShort Yen	(3,121,903)	3,499,463

		Total Trust	$(100,425,995)	$(6,723,214)

The Effect of Derivative Instruments on the Statement of Operations For the three months ended September 30, 2018
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$38,096,229	$33,660,002
		ProShares Ultra VIX Short-Term Futures ETF	(155,771,155)	(74,408,126)
		ProShares VIX Mid-Term Futures ETF	(1,922,746)	(253,265)
		ProShares VIX Short-Term Futures ETF	(24,690,361)	(16,539,938)
Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation (depreciation) on futures, swap and/or forward agreements
		ProShares Ultra Bloomberg Crude Oil	50,283,654	(32,361,205)
		ProShares Ultra Bloomberg Natural Gas	801,033	696,672
		ProShares Ultra Gold	(15,454,618)	6,257,639
		ProShares Ultra Silver	(59,679,477)	9,683,708
		ProShares UltraPro 3x Crude Oil ETF	4,185,376	341,411
		ProShares UltraPro 3x Short Crude Oil ETF	(3,065,880)	159,888
		ProShares UltraShort Bloomberg Crude Oil	(24,890,259)	15,591,389
		ProShares UltraShort Bloomberg Natural Gas	(265,373)	(12,945)
		ProShares UltraShort Gold	4,925,313	(1,934,765)
		ProShares UltraShort Silver	6,413,757	(929,014)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation (depreciation) on futures and/or foreign currency forward contracts
		ProShares Short Euro	173,885	(85,332)
		ProShares Ultra Euro	(337,286)	138,839
		ProShares Ultra Yen	(91,507)	(85,715)
		ProShares UltraShort Australian Dollar	997,012	(624,470)
		ProShares UltraShort Euro	6,358,881	(2,962,684)
		ProShares UltraShort Yen	2,520,679	2,284,335

		Total Trust	$(171,412,843)	$(61,383,576)

The Effect of Derivative Instruments on the Statement of Operations For the nine months ended September 30, 2018
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(1,789,421,125)	$(5,909,845)
		ProShares Ultra VIX Short-Term Futures ETF	105,021,521	119,903
		ProShares VIX Mid-Term Futures ETF	2,044,708	1,583,775
		ProShares VIX Short-Term Futures ETF	29,057,091	(2,351,601)
Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation (depreciation) on futures contracts, swap and/or forward agreements
		ProShares Ultra Bloomberg Crude Oil	202,022,270	(6,827,572)
		ProShares Ultra Bloomberg Natural Gas	5,881,807	(6,647,761)
		ProShares Ultra Gold	(12,506,333)	(4,562,212)
		ProShares Ultra Silver	(52,504,971)	(26,209,907)
		ProShares UltraPro 3x Crude Oil ETF	7,547,152	8,828,897
		ProShares UltraPro 3x Short Crude Oil ETF	(14,534,995)	(2,294,411)
		ProShares UltraShort Bloomberg Crude Oil	(100,649,930)	9,231,030
		ProShares UltraShort Bloomberg Natural Gas	(277,886)	1,090,376
		ProShares UltraShort Gold	3,228,358	1,850,644
		ProShares UltraShort Silver	5,151,401	2,249,554
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation (depreciation) on futures and/or foreign currency forward contracts
		ProShares Short Euro	238,110	168,169
		ProShares Ultra Euro	(646,805)	(297,367)
		ProShares Ultra Yen	(68,661)	(75,150)
		ProShares UltraShort Australian Dollar	292,391	660,520
		ProShares UltraShort Euro	10,370,332	6,781,535
		ProShares UltraShort Yen	(398,300)	1,450,390

		Total Trust	$(1,600,153,865)	$(21,161,033)

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

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2019.

Fair Values of Derivative Instruments as of September 30, 2019
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$37,929,315	$—	$37,929,315
ProShares Ultra Euro
Foreign currency forward contracts	1,357	—	1,357	110,907	—	110,907
ProShares Ultra Gold
Swap agreements	—	—	—	3,921,350	—	3,921,350
ProShares Ultra Silver
Swap agreements	—	—	—	25,446,936	—	25,446,936
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	195,227	—	195,227
ProShares Ultra Yen
Foreign currency forward contracts	171	—	171	28,309	—	28,309
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	10,407,039	—	10,407,039	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	2,834,229	—	2,834,229	162,041	—	162,041
ProShares UltraShort Gold
Swap agreements	662,229	—	662,229	—	—	—
ProShares UltraShort Silver
Swap agreements	975,827	—	975,827	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	395,855	—	395,855	20,136	—	20,136

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2019. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2019
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(9,747,740)	$2,869,740	$6,878,000	$—
Goldman Sachs International	(8,182,005)	8,182,005	—	—
Royal Bank of Canada	(8,850,714)	8,850,714	—	—
Societe Generale	(3,847,828)	3,847,828	—	—
UBS AG	(7,301,028)	7,301,028	—	—
ProShares Ultra Euro
Goldman Sachs International	(61,724)	—	61,724	—
UBS AG	(47,826)	—	47,826	—
ProShares Ultra Gold
Citibank, N.A.	(1,531,632)	—	1,531,632	—
Goldman Sachs International	(1,119,427)	1,119,427	—	—
UBS AG	(1,270,291)	1,270,291	—	—
ProShares Ultra Silver
Citibank, N.A.	(10,245,707)	4,229,707	6,016,000	—
Goldman Sachs International	(6,979,828)	6,979,828	—	—
UBS AG	(8,221,401)	8,221,401	—	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(195,227)	—	195,227	—
ProShares Ultra Yen
Goldman Sachs International	(14,196)	—	14,196	—
UBS AG	(13,942)	—	13,942	—
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	4,057,928	—	(2,250,000)	1,807,928
Goldman Sachs International	2,123,405	(1,122,724)	—	1,000,681
Royal Bank of Canada	1,553,185	—	(620,000)	933,185
Societe Generale	548,761	(257,363)	—	291,398
UBS AG	2,123,760	(1,032,343)	—	1,091,417
ProShares UltraShort Euro
Goldman Sachs International	1,313,662	(777,931)	—	535,731
UBS AG	1,358,526	(806,144)	—	552,382
ProShares UltraShort Gold
Citibank, N.A.	349,289	—	—	349,289
Goldman Sachs International	172,694	—	—	172,694
UBS AG	140,246	—	—	140,246
ProShares UltraShort Silver
Citibank, N.A.	374,866	—	—	374,866
Goldman Sachs International	253,496	—	—	253,496
UBS AG	347,465	—	—	347,465
ProShares UltraShort Yen
Goldman Sachs International	196,246	(154,745)	—	41,501
UBS AG	179,473	—	—	179,473

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
The Administrator
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNY Mellon”) serves as the Administrator of the Funds. The Trust, on its own behalf and on behalf of each Fund, and BNY Mellon have entered into an administration and accounting agreement (the “Administratio
n
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
Brown Brothers Harriman & Co. (“BBH&Co.”) served as administr
a
tor of the Funds and the Trust until replaced by BNY Mellon on October 1, 2018.
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
Transaction fees for the three and nine months ended September 30, 2019 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
ProShares Short Euro	$—	$—
ProShares Short VIX Short-Term Futures ETF	43,815	111,420
ProShares Ultra Bloomberg Crude Oil	—	57,619
ProShares Ultra Bloomberg Natural Gas	—	5,580
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	1,632
ProShares Ultra Silver	—	7,332
ProShares Ultra VIX Short-Term Futures ETF	584,263	1,565,968
ProShares Ultra Yen	—	—
ProShares UltraPro 3 x Crude Oil ETF	—	24,934
ProShares UltraPro 3 x Short Crude Oil ETF	—	8,919
ProShares UltraShort Australian Dollar	—	—
ProShares UltraShort Bloomberg Crude Oil	—	27,697
ProShares UltraShort Bloomberg Natural Gas	—	1,378
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	1,606
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	3,639	16,303
ProShares VIX Short-Term Futures ETF	83,398	147,618

Total Trust	$715,115	$1,978,006

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended September 30, 2019

For the Three Months Ended September 30, 2019 (unaudited)
		Short VIX	Ultra	Ultra
Per Share Operating		Short-Term	Bloomberg	Bloomberg
Performance	Short Euro	Futures ETF	Crude Oil	Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at June 30, 2019	$44.25	$54.51	$19.63	$13.85	$14.50	$43.78
Net investment income (loss)	0.14	0.06	0.05	0.03	0.03	0.12
Net realized and unrealized gain (loss)#	2.24	(0.64)	(3.60)	(1.01)	(1.36)	2.63
Change in net asset value from operations	2.38	(0.58)	(3.55)	(0.98)	(1.33)	2.75
Net asset value, at September 30, 2019	$46.63	$53.93	$16.08	$12.87	$13.17	$46.53
Market value per share, at June 30, 2019 †	$44.26	$53.87	$19.32	$13.92	$14.51	$43.80
Market value per share, at September 30, 2019 †	$46.73	$53.41	$16.22	$12.87	$13.17	$46.94
Total Return, at net asset value^	5.4%	(1.1)%	(18.1)%	(7.1)%	(9.2)%	6.3%
Total Return, at market value^	5.6%	(0.9)%		(7.5)%	(9.2)%	7.2%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.16%	1.01%	1.29%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.24%	0.46%	1.06%	0.75%	0.89%	0.97%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2019.

For the Three Months Ended September 30, 2019 (unaudited)
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at June 30, 2019	$24.62	$30.37	$58.09	$22.54	$19.80	$55.76
Net investment income (loss)	0.07	0.01	0.14	0.03	0.02	0.16
Net realized and unrealized gain (loss)#	4.52	(5.00)	(1.17)	(7.15)	(2.79)	4.59
Change in net asset value from operations	4.59	(4.99)	(1.03)	(7.12)	(2.77)	4.75
Net asset value, at September 30, 2019	$29.21	$25.38	$57.06	$15.42	$17.03	$60.51
Market value per share, at June 30, 2019 †	$24.65	$31.49	$58.09	$22.00	$20.28	$55.76
Market value per share, at September 30, 2019 †	$29.48	$26.04	$57.08	$15.62	$16.80	$60.42
Total Return, at net asset value^	18.6%	(16.4)%	(1.8)%	(31.6)%	(14.0)%	8.5%
Total Return, at market value^	19.6%	(17.3)%	(1.7)%	(29.0)%	(17.2)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.54%	0.95%	1.26%	1.39%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.88%	0.10%	0.96%	0.66%	0.45%	1.11%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2019.

For the Three Months Ended September 30, 2019 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at June 30, 2019	$16.86	$30.75	$25.39	$61.14	$38.22	$73.46
Net investment income (loss)	0.04	0.03	0.07	0.17	0.10	0.23
Net realized and unrealized gain (loss)#	(0.50)	(1.36)	2.56	(4.75)	(8.45)	1.04
Change in net asset value from operations	(0.46)	(1.33)	2.63	(4.58)	(8.35)	1.27
Net asset value, at September 30, 2019	$16.40	$29.42	$28.02	$56.56	$29.87	$74.73
Market value per share, at June 30, 2019 †	$17.12	$30.58	$25.34	$61.10	$38.18	$73.46
Market value per share, at September 30, 2019 †	$16.24	$29.47	$28.03	$56.01	$29.60	$74.69
Total Return, at net asset value^	(2.7)%	(4.3)%	10.4%	(7.5)%		1.7%
Total Return, at market value^	(5.1)%	(3.6)%	10.6%	(8.3)%	(22.5)%	1.7%
Ratios to Average Net Assets**
Expense ratio	1.08%	1.61%	0.95%	0.99%	1.01%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.99%	0.36%	1.11%	1.21%	1.27%	1.24%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2019.

For the Three Months Ended September 30, 2019 (unaudited)
Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2019	$21.42	$20.86
Net investment income (loss)	0.07	0.05
Net realized and unrealized gain (loss)#	2.01	(1.72)
Change in net asset value from operations	2.08	(1.67)
Net asset value, at September 30, 2019	$23.50	$19.19
Market value per share, at June 30, 2019 †	$21.63	$21.40
Market value per share, at September 30, 2019 †	$23.67	$19.52
Total Return, at net asset value^	9.7%	(8.0)%
Total Return, at market value^	9.4%	(8.8)%
Ratios to Average Net Assets**
Expense ratio	0.92%	1.00%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.21%	0.93%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2019.

Selected data for a Share outstanding throughout the three months ended September 30, 2018

For the Three Months Ended September 30, 2018 (unaudited)
Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at June 30, 2018	$41.60	$51.10	$34.33	$29.28	$16.09	$36.49
Net investment income (loss)	0.06	(0.01)	0.07	0.03	0.02	0.08
Net realized and unrealized gain (loss)#	0.43	8.01	1.36	1.03	(0.41)	(4.08)
Change in net asset value from operations	0.49	8.00	1.43	1.06	(0.39)	(4.00)
Net asset value, at September 30, 2018	$42.09	$59.10	$35.76	$30.34	$15.70	$32.49
Market value per share, at June 30, 2018 †	$41.53	$50.88	$34.38	$29.27	$16.06	$36.56
Market value per share, at September 30, 2018 †	$42.12	$59.09	$35.96	$30.27	$15.70	$32.75
Total Return, at net asset value^	1.2%	15.7%	4.2%	3.6%	(2.4)%	(11.0)%
Total Return, at market value^	1.4%	16.1%	4.6%	3.4%	(2.2)%	(10.4)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.18%	0.96%	1.15%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.53%	(0.09)%	0.88%	0.48%	0.41%	0.97%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2018.

For the Three Months Ended September 30, 2018 (unaudited)
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at June 30, 2018	$29.38	$61.26	$57.88	$62.78	$19.31	$50.52
Net investment income (loss)	0.06	(0.09)	(0.03)	0.01	(0.01)	0.06
Net realized and unrealized gain (loss)#	(6.42)	(24.67)	(3.54)	2.35	(2.89)	2.13
Change in net asset value from operations	(6.36)	(24.76)	(3.57)	2.36	(2.90)	2.19
Net asset value, at September 30, 2018	$23.02	$36.50	$54.31	$65.14	$16.41	$52.71
Market value per share, at June 30, 2018 †	$29.66	$61.70	$58.33	$63.02	$19.27	$51.20
Market value per share, at September 30, 2018 †	$24.07	$36.80	$54.44	$65.68	$16.27	$52.78
Total Return, at net asset value^	(21.6)%	(40.4)%	(6.2)%	3.8%	(15.0)%	4.3%
Total Return, at market value^	(18.8)%	(40.4)%	(6.7)%	4.2%	(15.6)%	3.1%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.66%	0.95%	1.09%	1.12%	1.04%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.97%	(0.80)%	(0.19)%	0.04%	(0.14)%	0.50%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2018.

For the Three Months Ended September 30, 2018 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at June 30, 2018	$14.93	$38.59	$22.79	$75.65	$34.77	$73.49
Net investment income (loss)	0.03	0.01	0.05	0.15	0.07	0.17
Net realized and unrealized gain (loss)#	(1.37)	(3.00)	0.46	8.60	8.72	4.55
Change in net asset value from operations	(1.34)	(2.99)	0.51	8.75	8.79	4.72
Net asset value, at September 30, 2018	$13.59	$35.60	$23.30	$84.40	$43.56	$78.21
Market value per share, at June 30, 2018 †	$14.91	$38.62	$22.79	$75.39	$34.40	$73.44
Market value per share, at September 30, 2018 †	$13.50	$35.65	$23.31	$83.75	$41.58	$78.18
Total Return, at net asset value^	(9.0)%	(7.7)%	2.2%	11.6%	25.3%	6.4%
Total Return, at market value^	(9.5)%	(7.7)%	2.3%	11.1%	20.9%	6.5%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.23%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.84%	0.09%	0.87%	0.73%	0.67%	0.89%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2018.

For the Three Months Ended September 30, 2018 (unaudited)
Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2018	$23.03	$30.42
Net investment income (loss)	0.02	0.01
Net realized and unrealized gain (loss)#	(2.48)	(8.58)
Change in net asset value from operations	(2.46)	(8.57)
Net asset value, at September 30, 2018	$20.57	$21.85
Market value per share, at June 30, 2018 †	$23.02	$30.52
Market value per share, at September 30, 2018 †	$20.68	$21.94
Total Return, at net asset value^	(10.7)%	(28.2)%
Total Return, at market value^	(10.2)%	(28.1)%
Ratios to Average Net Assets**
Expense ratio	0.88%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	0.44%	0.15%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2018.

Selected data for a Share outstanding throughout the nine months ended September 30, 2019

For the Nine Months Ended September 30, 2019 (unaudited)
Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$13.06	$25.28	$15.09	$37.12
Net investment income (loss)	0.43	0.16	0.16	0.09	0.11	0.32
Net realized and unrealized gain (loss)#	3.10	11.41	2.86	(12.50)	(2.03)	9.09
Change in net asset value from operations	3.53	11.57	3.02	(12.41)	(1.92)	9.41
Net asset value, at September 30, 2019	$46.63	$53.93	$16.08	$12.87	$13.17	$46.53
Market value per share, at December 31, 2018 †	$43.08	$42.30	$13.30	$25.82	$15.12	$37.41
Market value per share, at September 30, 2019 †	$46.73	$53.41	$16.22	$12.87	$13.17	$46.94
Total Return, at net asset value^	8.2%	27.3%	23.1%	(49.1)%	(12.7)%	25.3%
Total Return, at market value^	8.5%	26.3%	22.0%	(50.2)%	(12.9)%	25.5%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.30%^^	0.99%	1.32%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.28%	0.41%	1.12%	0.76%	1.02%	1.05%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2019.

^^	Expense ratio, excluding non-recurring fees and expense is 1.16%.

For the Nine Months Ended September 30, 2019 (unaudited)
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Net investment income (loss)	0.20	0.03	0.44	0.13	0.09	0.49
Net realized and unrealized gain (loss)#	2.62	(56.11)	(0.91)	2.21	(32.85)	4.72
Change in net asset value from operations	2.82	(56.08)	(0.47)	2.34	(32.76)	5.21
Net asset value, at September 30, 2019	$29.21	$25.38	$57.06	$15.42	$17.03	$60.51
Market value per share, at December 31, 2018 †	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Market value per share, at September 30, 2019 †	$29.48	$26.04	$57.08	$15.62	$16.80	$60.42
Total Return, at net asset value^	10.7%	(68.8)%	(0.8)%	17.9%	(65.8)%	9.4%
Total Return, at market value^	11.8%	(68.1)%	(0.8)%	16.0%	(65.3)%	10.0%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.53%^^	0.95%	1.22%	1.38%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.99%	0.13%	1.04%	0.80%	0.59%	1.17%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2019.

^^	Expense ratio, excluding non-recurring fees and expense is 1.53%.

For the Nine Months Ended September 30, 2019 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Net investment income (loss)	0.14	0.10	0.24	0.52	0.27	0.72
Net realized and unrealized gain (loss)#	(13.53)	7.71	3.51	(17.24)	(7.53)	0.12
Change in net asset value from operations	(13.39)	7.81	3.75	(16.72)	(7.26)	0.84
Net asset value, at September 30, 2019	$16.40	$29.42	$28.02	$56.56	$29.87	$74.73
Market value per share, at December 31, 2018 †	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Market value per share, at September 30, 2019 †	$16.24	$29.47	$28.03	$56.01	$29.60	$74.69
Total Return, at net asset value^	(44.9)%	36.1%	15.5%	(22.8)%	(19.6)%	1.1%
Total Return, at market value^	(44.5)%	38.9%	15.6%	(23.1)%	(20.2)%	1.1%
Ratios to Average Net Assets**
Expense ratio	1.04%	1.51%	0.95%	0.98%	1.00%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.04%	0.55%	1.22%	1.06%	0.99%	1.29%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2019.

For the Nine Months Ended September 30, 2019 (unaudited)
Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2018	$26.65	$38.58
Net investment income (loss)	0.21	0.19
Net realized and unrealized gain (loss)#	(3.36)	(19.58)
Change in net asset value from operations	(3.15)	(19.39)
Net asset value, at September 30, 2019	$23.50	$19.19
Market value per share, at December 31, 2018 †	$26.74	$38.61
Market value per share, at September 30, 2019 †	$23.67	$19.52
Total Return, at net asset value^	(11.8)%	(50.3)%
Total Return, at market value^	(11.5)%	(49.4)%
Ratios to Average Net Assets**
Expense ratio	0.93%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.25%	1.10%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2019.

Selected data for a Share outstanding throughout the nine months ended September 30, 2018

For the Nine Months Ended September 30, 2018 (unaudited)
Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$509.20	$23.66	$32.64	$17.44	$39.88
Net investment income (loss)	0.10	(0.25)	0.13	0.05	0.02	0.20
Net realized and unrealized gain (loss)#	2.03	(449.85)	11.97	(2.35)	(1.76)	(7.59)
Change in net asset value from operations	2.13	(450.10)	12.10	(2.30)	(1.74)	(7.39)
Net asset value, at September 30, 2018	$42.09	$59.10	$35.76	$30.34	$15.70	$32.49
Market value per share, at December 31, 2017 †	$39.99	$512.84	$23.44	$32.50	$17.46	$40.67
Market value per share, at September 30, 2018 †	$42.12	$59.09	$35.96	$30.27	$15.70	$32.75
Total Return, at net asset value^	5.3%	(88.4)%	51.1%	(7.0)%	(10.0)%	(18.5)%
Total Return, at market value^	5.3%	(88.5)%	53.4%	(6.9)%	(10.1)%	(19.5)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.38%	0.97%	1.20%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.33%	(0.50)%	0.58%	0.24%	0.19%	0.68%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2018.

For the Nine Months Ended September 30, 2018 (unaudited)
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78	$42.32	$45.67
Net investment income (loss)	0.15	(0.39)	(0.14)	(0.19)	(0.16)	0.09
Net realized and unrealized gain (loss)#	(10.68)	(14.78)	(2.87)	27.55	(25.75)	6.95
Change in net asset value from operations	(10.53)	(15.17)	(3.01)	27.36	(25.91)	7.04
Net asset value, at September 30, 2018	$23.02	$36.50	$54.31	$65.14	$16.41	$52.71
Market value per share, at December 31, 2017 †	$33.85	$51.05	$57.45	$37.23	$42.88	$45.72
Market value per share, at September 30, 2018 †	$24.07	$36.80	$54.44	$65.68	$16.27	$52.78
Total Return, at net asset value^	(31.4)%	(29.4)%	(5.3)%	72.4%	(61.2)%	15.4%
Total Return, at market value^	(28.9)%	(27.9)%	(5.2)%	76.4%	(62.1)%	15.4%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.70%	0.95%	1.13%	1.19%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.66%	(0.98)%	(0.31)%	(0.50)%	(0.82)%	0.25%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2018.

For the Nine Months Ended September 30, 2018 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income (loss)	0.09	(0.06)	0.10	0.31	0.14	0.33
Net realized and unrealized gain (loss)#	(10.81)	(3.82)	1.99	13.62	11.71	2.95
Change in net asset value from operations	(10.72)	(3.88)	2.09	13.93	11.85	3.28
Net asset value, at September 30, 2018	$13.59	$35.60	$23.30	$84.40	$43.56	$78.21
Market value per share, at December 31, 2017 †	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at September 30, 2018 †	$13.50	$35.65	$23.31	$83.75	$41.58	$78.18
Total Return, at net asset value^	(44.1)%	(9.8)%	9.9%	19.8%	37.4%	4.4%
Total Return, at market value^	(45.0)%	(10.1)%	10.0%	21.2%	32.4%	4.3%
Ratios to Average Net Assets**
Expense ratio	0.98%	1.33%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.62%	(0.21)%	0.62%	0.57%	0.53%	0.62%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2018.

For the Nine Months Ended September 30, 2018 (unaudited)
Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2017	$21.29	$23.34
Net investment income (loss)	0.02	0.00 (1)
Net realized and unrealized gain (loss)#	(0.74)	(1.49)
Change in net asset value from operations	(0.72)	(1.49)
Net asset value, at September 30, 2018	$20.57	$21.85
Market value per share, at December 31, 2017 †	$21.15	$23.15
Market value per share, at September 30, 2018 †	$20.68	$21.94
Total Return, at net asset value^	(3.4)%	(6.4)%
Total Return, at market value^	(2.2)%	(5.2)%
Ratios to Average Net Assets**
Expense ratio	0.94%	0.99%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	0.12%	(0.02)%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2018.

(1)	Amount represents greater than $(0.005).

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
In addition, cleared derivatives benefit from daily
marking-to-market
and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with a Futures Commission Merchant in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting clearing broker. Derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.
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
The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.
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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2019, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.
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

Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2019 and 2018, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2019	Interest Income Three Months Ended September 30, 2018	Interest Income Nine Months Ended September 30, 2019	Interest Income Nine Months Ended September 30, 2018
ProShares Short Euro	$107,143	$31,641	$297,766	$78,667
ProShares Short VIX Short-Term Futures ETF	1,291,477	1,287,659	4,759,836	4,369,182
ProShares Ultra Bloomberg Crude Oil	1,881,595	1,905,336	6,185,775	5,027,003
ProShares Ultra Bloomberg Natural Gas	174,945	103,480	431,788	357,473
ProShares Ultra Euro	25,543	27,379	100,510	77,134
ProShares Ultra Gold	508,770	371,579	1,333,779	1,076,472
ProShares Ultra Silver	1,032,102	969,237	2,867,840	2,671,211
ProShares Ultra VIX Short-Term Futures ETF	2,018,561	1,202,062	6,119,714	2,441,956
ProShares Ultra Yen	16,771	5,433	62,655	14,169
ProShares UltraPro 3x Crude Oil ETF	484,215	110,355	1,723,210	115,343
ProShares UltraPro 3x Short Crude Oil ETF	147,602	56,224	324,609	62,491
ProShares UltraShort Australian Dollar	38,466	29,472	134,230	73,735
ProShares UltraShort Bloomberg Crude Oil	418,817	756,932	1,205,353	2,275,948
ProShares UltraShort Bloomberg Natural Gas	25,657	23,953	133,810	55,020
ProShares UltraShort Euro	689,247	787,334	2,269,169	2,188,547
ProShares UltraShort Gold	97,539	118,392	295,028	323,515
ProShares UltraShort Silver	72,984	99,348	229,545	242,765
ProShares UltraShort Yen	242,826	369,683	833,627	1,041,106
ProShares VIX Mid-Term Futures ETF	227,815	61,731	718,946	171,777
ProShares VIX Short-Term Futures ETF	1,278,488	366,829	3,414,854	878,858

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
The Sponsor attempts to minimize certain of these market and credit risks by normally:
•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to market daily, subject to certain minimum thresholds;

•	limiting the amount of margin or premium posted at a futures commission merchant; and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

Off-Balance
Sheet Arrangements and Contractual Obligations
As of November 1, 2019, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2019.
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

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$22,127,403	$8,319,329
NAV end of period	$18,651,067	$8,418,243
Percentage change in NAV	(15.7)%	1.2%
Shares outstanding beginning of period	500,000	200,000
Shares outstanding end of period	400,000	200,000
Percentage change in shares outstanding	(20.0)%	—
Shares created	—	—
Shares redeemed	100,000	—
Per share NAV beginning of period	$44.25	$41.60
Per share NAV end of period	$46.63	$42.09
Percentage change in per share NAV	5.4%	1.2%
Percentage change in benchmark	(4.1)%	(0.6)%
Benchmark annualized volatility	5.2%	7.1%

During the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at June 30, 2019 to 400,000 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.4% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 1.2% for the three months ended September 30, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 4.1% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 0.6% for the three months ended September 30, 2018, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$60,251	$11,261
Management fee	46,129	20,064
Brokerage commission	763	316
Net realized gain (loss)	625,576	173,885
Change in net unrealized appreciation (depreciation)	337,705	(86,232)
Net Income (loss)	$1,023,532	$98,914

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2019.
ProShares Short VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$337,102,327	$528,238,767
NAV end of period	$338,896,125	$392,109,157
Percentage change in NAV	0.5%	(25.8)%
Shares outstanding beginning of period	6,184,307	10,337,500
Shares outstanding end of period	6,284,307	6,634,307
Percentage change in shares outstanding	1.6%	(35.8)%
Shares created	850,000	—
Shares redeemed	750,000	3,703,193
Per share NAV beginning of period	$54.51	$51.10
Per share NAV end of period	$53.93	$59.10
Percentage change in per share NAV	(1.1)%	15.7%
Percentage change in benchmark	(7.8)%	(27.8)%
Benchmark annualized volatility	76.4%	43.7%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 6,184,307 outstanding Shares at June 30, 2019 to 6,284,307 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 10,337,500 outstanding Shares at June 30, 2018 to 6,634,307 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to one-half
the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.1% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 15.7% for the three months ended September 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.

The benchmark’s decline of 7.8% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 27.8% for the three months ended September 30, 2018, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$366,033	$(101,161)
Management fee	757,124	1,111,482
Brokerage commission	166,779	272,502
Net realized gain (loss)	1,175,732	38,096,229
Change in net unrealized appreciation (depreciation)	(5,426,565)	33,660,002
Net Income (loss)	$(3,884,800)	$71,655,070

The Fund’s net income decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2019.
*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$381,980,628	$455,274,935
NAV end of period	$307,227,999	$397,342,621
Percentage change in NAV	(19.6)%	(12.7)%
Shares outstanding beginning of period	19,461,317	13,261,317
Shares outstanding end of period	19,111,317	11,111,317
Percentage change in shares outstanding	(1.8)%	(16.2)%
Shares created	15,250,000	2,050,000
Shares redeemed	15,600,000	4,200,000
Per share NAV beginning of period	$19.63	$34.33
Per share NAV end of period	$16.08	$35.76
Percentage change in per share NAV	(18.1)%	4.2%
Percentage change in benchmark	(6.6)%	3.3%
Benchmark annualized volatility	47.5%	23.7%

During the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 19,461,317 outstanding Shares at June 30, 2019 to 19,111,317 outstanding Shares at September 30, 2019. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 13,261,317 outstanding Shares at June 30, 2018 to 11,111,317 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.1% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 4.2% for the three months ended September 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 6.6% for the three months ended September 30, 2019, as compared to the benchmark’s rise of 3.3% for the three months ended September 30, 2018, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$964,368	$907,471
Management fee	864,705	981,939
Brokerage commission	52,522	15,926
Net realized gain (loss)	62,255,941	50,283,340
Change in net unrealized appreciation (depreciation)	(106,597,827)	(32,414,911)
Net Income (loss)	$(43,377,518)	$18,775,900

The Fund’s net income decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a decrease in the value of WTI Crude Oil during the three months ended September 30, 2019.

ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$33,637,758	$25,715,598
NAV end of period	$24,820,631	$23,608,774
Percentage change in NAV	(26.2)%	(8.2)%
Shares outstanding beginning of period	2,428,150	878,150
Shares outstanding end of period	1,928,150	778,150
Percentage change in shares outstanding	(20.6)%	(11.4)%
Shares created	800,000	200,000
Shares redeemed	1,300,000	300,000
Per share NAV beginning of period	$13.85	$29.28
Per share NAV end of period	$12.87	$30.34
Percentage change in per share NAV	(7.1)%	3.6%
Percentage change in benchmark	(1.7)%	2.9%
Benchmark annualized volatility	34.4%	21.4%

During the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,428,150 outstanding Shares at June 30, 2019 to 1,928,150 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 878,150 outstanding Shares at June 30, 2018 to 778,150 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.1% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 3.6% for the three months ended September 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 1.7% for the three months ended September 30, 2019, as compared to the benchmark’s rise of 2.9% for the three months ended September 30, 2018, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$64,345	$30,444
Management fee	81,234	60,687
Brokerage commission	29,366	12,349
Net realized gain (loss)	(1,826,765)	801,033
Change in net unrealized appreciation (depreciation)	3,331,086	693,375
Net Income (loss)	$1,568,666	$1,524,852

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a decrease in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the three months ended September 30, 2019.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$5,801,170	$8,848,596
NAV end of period	$5,266,883	$7,852,376
Percentage change in NAV	(9.2)%	(11.3)%
Shares outstanding beginning of period	400,000	550,000
Shares outstanding end of period	400,000	500,000
Percentage change in shares outstanding	—	(9.1)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$14.50	$16.09
Per share NAV end of period	$13.17	$15.70
Percentage change in per share NAV	(9.2)%	(2.4)%
Percentage change in benchmark	(4.1)%	(0.6)%
Benchmark annualized volatility	5.2%	7.1%

During the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2019 to September 30, 2019. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 550,000 outstanding Shares at June 30, 2018 to 500,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.2% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 2.4% for the three months ended September 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 4.1% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 0.6% for the three months ended September 30, 2018, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$12,333	$8,290
Management fee	13,210	19,089
Net realized gain (loss)	(396,315)	(337,286)
Change in net unrealized appreciation (depreciation)	(150,305)	138,276
Net Income (loss)	$(534,287)	$(190,720)

The Fund’s net income decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2019.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$85,377,335	$82,112,586
NAV end of period	$109,353,860	$73,094,988
Percentage change in NAV	28.1%	(11.0)%
Shares outstanding beginning of period	1,950,000	2,250,000
Shares outstanding end of period	2,350,000	2,250,000
Percentage change in shares outstanding	20.5%	—
Shares created	450,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$43.78	$36.49
Per share NAV end of period	$46.53	$32.49
Percentage change in per share NAV	6.3%	(11.0)%
Percentage change in benchmark	3.8%	(5.1)%
Benchmark annualized volatility	14.3%	8.3%

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
During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 1,950,000 outstanding Shares at June 30, 2019 to 2,350,000 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018.

For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.3% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 11.0% for the three months ended September 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The new benchmark’s rise of 3.8% for the three months ended September 30, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 5.1% for the three months ended September 30, 2018, can be attributed to an increase in the value of gold futures contracts during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$254,636	$187,472
Management fee	250,296	184,099
Brokerage commission	3,838	8
Net realized gain (loss)	16,725,025	(15,454,618)
Change in net unrealized appreciation (depreciation)	(11,787,819)	6,249,548
Net Income (loss)	$5,191,842	$(9,017,598)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to an increase in the value of futures prices during the three months ended September 30, 2019.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$178,444,838	$208,483,138
NAV end of period	$216,058,743	$182,932,196
Percentage change in NAV	21.1%	(12.3)%
Shares outstanding beginning of period	7,246,526	7,096,526
Shares outstanding end of period	7,396,526	7,946,526
Percentage change in shares outstanding	2.1%	12.0%
Shares created	750,000	850,000
Shares redeemed	600,000	—
Per share NAV beginning of period	$24.62	$29.38
Per share NAV end of period	$29.21	$23.02
Percentage change in per share NAV	18.6%	(21.6)%
Percentage change in benchmark	10.5%	(10.8)%
Benchmark annualized volatility	27.9%	13.2%

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

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 7,246,526 outstanding Shares at June 30, 2019 to 7,396,526 outstanding Shares at September 30, 2019. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,096,526 outstanding Shares at June 30, 2018 to 7,946,526 outstanding Shares at September 30, 2018.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.6% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 21.6% for the three months ended September 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The new benchmark’s rise of 10.5% for the three months ended September 30, 2019, as compared to the former London Silver Price benchmark’s decline of 10.8% for the three months ended September 30, 2018, can be attributed to an increase in the value of silver futures contracts during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$489,406	$489,197
Management fee	528,976	480,028
Brokerage commission	13,720	12
Net realized gain (loss)	69,234,030	(59,680,308)
Change in net unrealized appreciation (depreciation)	(36,162,901)	9,658,601
Net Income (loss)	$33,560,535	$(49,532,510)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to an increase in the value of futures prices during the three months ended September 30, 2019.

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$529,341,464	$359,311,519
NAV end of period	$597,106,050	$532,210,781
Percentage change in NAV	12.8%	48.1%
Shares outstanding beginning of period	17,430,912	5,865,448
Shares outstanding end of period	23,530,912	14,580,912
Percentage change in shares outstanding	35.0%	148.6%
Shares created	23,650,000	14,690,000
Shares redeemed	17,550,000	5,974,536
Per share NAV beginning of period	$30.37	$61.26
Per share NAV end of period	$25.38	$36.50
Percentage change in per share NAV	(16.4)%	(40.4)%
Percentage change in benchmark	(7.8)%	(27.8)%
Benchmark annualized volatility	76.4%	43.7%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 17,430,912 outstanding Shares at June 30, 2019 to 23,530,912 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 5,865,448 outstanding Shares at June 30, 2018 to 14,580,912 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.4% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 40.4% for the three months ended September 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 7.8% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 27.8% for the three months ended September 30, 2018, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$128,125	$(1,124,013)
Management fee	1,166,670	1,338,863
Brokerage commission	723,766	987,212
Net realized gain (loss)	(55,315,749)	(155,771,155)
Change in net unrealized appreciation (depreciation)	45,207,285	(74,408,126)
Net Income (loss)	$(9,980,339)	$(231,303,294)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2019.
*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$5,807,397	$2,892,468
NAV end of period	$2,851,387	$2,713,757
Percentage change in NAV	(50.9)%	(6.2)%
Shares outstanding beginning of period	99,970	49,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	(50.0)%	—
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$58.09	$57.88
Per share NAV end of period	$57.06	$54.31
Percentage change in per share NAV	(1.8)%	(6.2)%
Percentage change in benchmark	(0.3)%	(2.5)%
Benchmark annualized volatility	7.0%	5.3%

During the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at June 30, 2019 to 49,970 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.8% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 6.2% for the three months ended September 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 0.3% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 2.5% for the three months ended September 30, 2018, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$8,446	$(1,364)
Management fee	8,325	6,797
Net realized gain (loss)	37,586	(91,507)
Change in net unrealized appreciation (depreciation)	(76,201)	(85,840)
Net Income (loss)	$(30,169)	$(178,711)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2019.
ProShares UltraPro 3x Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$114,953,560	$40,809,111
NAV end of period	$87,102,665	$35,826,631
Percentage change in NAV	(24.2)%	(12.2)%
Shares outstanding beginning of period	5,100,000	650,000
Shares outstanding end of period	5,650,000	550,000
Percentage change in shares outstanding	10.8%	(15.4)%
Shares created	6,450,000	450,000
Shares redeemed	5,900,000	550,000
Per share NAV beginning of period	$22.54	$62.78
Per share NAV end of period	$15.42	$65.14
Percentage change in per share NAV	(31.6)%	3.8%
Percentage change in benchmark	(6.6)%	3.3%
Benchmark annualized volatility	47.5%	23.7%

During the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 5,100,000 outstanding Shares at June 30, 2019 to 5,650,000 outstanding Shares at September 30, 2019. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 650,000 outstanding Shares at June 30, 2018 to 550,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.6% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 3.8% for the three months ended September 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.

The benchmark’s decline of 6.6% for the three months ended September 30, 2019, as compared to the benchmark’s rise of 3.3% for the three months ended September 30, 2018, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$166,187	$3,898
Management fee	239,459	92,674
Brokerage commission	78,569	13,783
Net realized gain (loss)	4,695,510	4,185,376
Change in net unrealized appreciation (depreciation)	(24,835,937)	341,411
Net Income (loss)	$(19,974,240)	$4,530,685

The Fund’s net income decreased for the three months ended September
 30, 2019 as compared to the three months ended
September
 30, 2018, primarily due to a
decrease in the value of WTI Crude Oil during the three months ended September 30, 2019.
ProShares UltraPro 3x Short Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$15,342,565	$21,723,197
NAV end of period	$65,981,311	$27,492,746
Percentage change in NAV	330.1%	26.6%
Shares outstanding beginning of period	774,906	1,124,906
Shares outstanding end of period	3,874,906	1,674,906
Percentage change in shares outstanding	400.0%	48.9%
Shares created	8,050,000	1,000,000
Shares redeemed	4,950,000	450,000
Per share NAV beginning of period	$19.80	$19.31
Per share NAV end of period	$17.03	$16.41
Percentage change in per share NAV	(14.0)%	(15.0)%
Percentage change in benchmark	(6.6)%	3.3%
Benchmark annualized volatility	47.5%	23.7%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 774,906 outstanding Shares at June 30, 2019 to 3,874,906 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 1,124,906 outstanding Shares at June 30, 2018 to 1,674,906 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.

For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.0% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 15.0% for the three months ended September 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 6.6% for the three months ended September 30, 2019, as compared to the benchmark’s rise of 3.3% for the three months ended September 30, 2018, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$36,261	$(8,035)
Management fee	76,081	54,403
Brokerage commission	35,260	9,856
Net realized gain (loss)	(297,370)	(3,065,880)
Change in net unrealized appreciation (depreciation)	17,639,764	159,888
Net Income (loss)	$17,378,655	$(2,914,027)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a decrease in the value of WTI Crude Oil during the three months ended September 30, 2019.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$8,364,065	$7,577,764
NAV end of period	$9,075,799	$7,905,778
Percentage change in NAV	8.5%	4.3%
Shares outstanding beginning of period	150,000	150,000
Shares outstanding end of period	150,000	150,000
Percentage change in shares outstanding	—	—
Shares created	50,000	50,000
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$55.76	$50.52
Per share NAV end of period	$60.51	$52.71
Percentage change in per share NAV	8.5%	4.3%
Percentage change in benchmark	(3.8)%	(2.3)%
Benchmark annualized volatility	6.4%	9.5%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2019 to September 30, 2019. By comparison, during the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.5% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 4.3% for the three months ended September 30, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 3.8% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 2.3% for the three months ended September 30, 2018, can be attributed to a greater decrease in the value of the Australian dollar versus the U.S. dollar during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$19,953	$9,501
Management fee	17,005	18,194
Brokerage commission	1,508	1,777
Net realized gain (loss)	312,374	997,012
Change in net unrealized appreciation (depreciation)	351,173	(625,066)
Net Income (loss)	$683,500	$381,447

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a greater decrease in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2019.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$68,096,767	$177,512,584
NAV end of period	$92,471,273	$150,043,469
Percentage change in NAV	35.8%	(15.5)%
Shares outstanding beginning of period	4,039,884	11,889,884
Shares outstanding end of period	5,639,884	11,039,884
Percentage change in shares outstanding	39.6%	(7.1)%
Shares created	8,450,000	2,300,000
Shares redeemed	6,850,000	3,150,000
Per share NAV beginning of period	$16.86	$14.93
Per share NAV end of period	$16.40	$13.59
Percentage change in per share NAV	(2.7)%	(9.0)%
Percentage change in benchmark	(6.6)%	3.3%
Benchmark annualized volatility	47.5%	23.7%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 4,039,884 outstanding Shares at June 30, 2019 to 5,639,884 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,889,884 outstanding Shares at June 30, 2018 to 11,039,884 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.7% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 9.0% for the three months ended September 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 6.6% for the three months ended September 30, 2019, as compared to the benchmark’s rise of 3.3% for the three months ended September 30, 2018, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$200,283	$350,275
Management fee	192,976	398,102
Brokerage commission	25,558	8,555
Net realized gain (loss)	(12,233,280)	(24,890,253)
Change in net unrealized appreciation (depreciation)	23,199,135	15,574,524
Net Income (loss)	$11,166,138	$(8,965,454)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a decrease in the value of WTI Crude Oil during the three months ended September 30, 2019.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$3,838,842	$6,746,849
NAV end of period	$8,086,224	$9,784,252
Percentage change in NAV	110.6%	45.0%
Shares outstanding beginning of period	124,832	174,832
Shares outstanding end of period	274,832	274,832
Percentage change in shares outstanding	120.2%	57.2%
Shares created	300,000	200,000
Shares redeemed	150,000	100,000
Per share NAV beginning of period	$30.75	$38.59
Per share NAV end of period	$29.42	$35.60
Percentage change in per share NAV	(4.3)%	(7.7)%
Percentage change in benchmark	(1.7)%	2.9%
Benchmark annualized volatility	34.4%	21.4%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 124,832 outstanding Shares at June 30, 2019 to 274,832 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 174,832 outstanding Shares at June 30, 2018 to 274,832 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.3% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 7.7% for the three months ended September 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.

The benchmark’s decline of 1.7% for the three months ended September 30, 2019, as compared to the benchmark’s rise of 2.9% for the three months ended September 30, 2018, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$4,656	$1,662
Management fee	12,382	17,108
Brokerage commission	8,619	5,183
Net realized gain (loss)	(68,026)	(265,373)
Change in net unrealized appreciation (depreciation)	791,311	(13,456)
Net Income (loss)	$727,941	$(277,167)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a decrease in the value of Henry Hub Natural Gas in conjunction with the timing of shareholder activity, during the three months ended September 30, 2019.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$134,573,471	$177,734,261
NAV end of period	$135,920,188	$170,087,449
Percentage change in NAV	1.0%	(4.3)%
Shares outstanding beginning of period	5,300,000	7,800,000
Shares outstanding end of period	4,850,000	7,300,000
Percentage change in shares outstanding	(8.5)%	(6.4)%
Shares created	100,000	500,000
Shares redeemed	550,000	1,000,000
Per share NAV beginning of period	$25.39	$22.79
Per share NAV end of period	$28.02	$23.30
Percentage change in per share NAV	10.4%	2.2%
Percentage change in benchmark	(4.1)%	(0.6)%
Benchmark annualized volatility	5.2%	7.1%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 5,300,000 outstanding Shares at June 30, 2019 to 4,850,000 outstanding Shares at September 30, 2019. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 7,800,000 outstanding Shares at June 30, 2018 to 7,300,000 outstanding Shares at September 30, 2018.

The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.4% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 2.2% for the three months ended September 30, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 4.1% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 0.6% for the three months ended September 30, 2018, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$371,679	$376,603
Management fee	317,568	410,731
Net realized gain (loss)	9,365,840	6,358,890
Change in net unrealized appreciation (depreciation)	3,611,497	(2,983,043)
Net Income (loss)	$13,349,016	$3,752,450

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2019.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$18,158,403	$26,248,001
NAV end of period	$22,453,523	$29,286,620
Percentage change in NAV	23.7%	11.6%
Shares outstanding beginning of period	296,977	346,978
Shares outstanding end of period	396,977	346,978
Percentage change in shares outstanding	33.7%	—
Shares created	150,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$61.14	$75.65
Per share NAV end of period	$56.56	$84.40
Percentage change in per share NAV	(7.5)%	11.6%
Percentage change in benchmark	3.8%	(5.1)%
Benchmark annualized volatility	14.3%	8.3%

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
During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 296,977 outstanding Shares at June 30, 2019 to 396,977 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. There was no net change in the Fund’s outstanding Shares from June 30, 2018 to September 30, 2018.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.5% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 11.6% for the three months ended September 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The new benchmark’s rise of 3.8% for the three months ended September 30, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 5.1% for the three months ended September 30, 2018, can be attributed to an increase in the value of gold futures contracts during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net investment income (loss)	$53,681	$51,360
Management fee	42,251	67,024
Brokerage commission	1,607	8
Net realized gain (loss)	(3,472,333)	4,925,313
Change in net unrealized appreciation (depreciation)	2,705,043	(1,938,054)
Net Income (loss)	$(713,609)	$3,038,619

The Fund’s net income decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to an increase in the value of the futures prices during the three months ended September 30, 2019.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
NAV beginning of period	$14,026,041	$23,192,780
NAV end of period	$15,441,093	$22,517,875
Percentage change in NAV	10.1%	(2.9)%
Shares outstanding beginning of period	366,976	666,976
Shares outstanding end of period	516,976	516,976
Percentage change in shares outstanding	40.9%	(22.5)%
Shares created	300,000	—
Shares redeemed	150,000	150,000
Per share NAV beginning of period	$38.22	$34.77
Per share NAV end of period	$29.87	$43.56
Percentage change in per share NAV	(21.8)%	25.3%
Percentage change in benchmark	10.5%	(10.8)%
Benchmark annualized volatility	27.9%	13.2%

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
During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 366,976 outstanding Shares at June 30, 2019 to 516,976 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 666,976 outstanding Shares at June 30, 2018 to 516,976 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of silver bullion as measured by the London Silver Price.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.8% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 25.3% for the three months ended September 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.

The new benchmark’s rise of 10.5% for the three months ended September 30, 2019, as compared to the former London Silver Price benchmark’s decline of 10.8% for the three months ended September 30, 2018, can be attributed to an increase in the value of the silver futures contracts during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$40,671	$41,266
Management fee	30,418	58,074
Brokerage commission	1,895	8
Net realized gain (loss)	(5,517,511)	6,413,757
Change in net unrealized appreciation (depreciation)	2,680,581	(931,554)
Net Income (loss)	$(2,796,259)	$5,523,469

The Fund’s net income decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to an increase in the value of futures prices during the three months ended September 30, 2019.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$47,695,345	$84,457,545
NAV end of period	$41,046,700	$78,157,044
Percentage change in NAV	(13.9)%	(7.5)%
Shares outstanding beginning of period	649,290	1,149,290
Shares outstanding end of period	549,290	999,290
Percentage change in shares outstanding	(15.4)%	(13.1)%
Shares created	—	—
Shares redeemed	100,000	150,000
Per share NAV beginning of period	$73.46	$73.49
Per share NAV end of period	$74.73	$78.21
Percentage change in per share NAV	1.7%	6.4%
Percentage change in benchmark	(0.3)%	(2.5)%
Benchmark annualized volatility	7.0%	5.3%

During the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 649,290 outstanding Shares at June 30, 2019 to 549,290 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,149,290 outstanding Shares at June 30, 2018 to 999,290 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.7% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 6.4% for the three months ended September 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 0.3% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 2.5% for the three months ended September 30, 2018, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$137,637	$178,878
Management fee	105,189	190,805
Net realized gain (loss)	(178,400)	2,520,679
Change in net unrealized appreciation (depreciation)	783,422	2,274,974
Net Income (loss)	$742,659	$4,974,531

The Fund’s net income decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2019.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$37,756,409	$19,864,692
NAV end of period	$44,933,064	$18,770,656
Percentage change in NAV	19.0%	(5.5)%
Shares outstanding beginning of period	1,762,403	862,403
Shares outstanding end of period	1,912,403	912,403
Percentage change in shares outstanding	8.5%	5.8%
Shares created	350,000	50,000
Shares redeemed	200,000	—
Per share NAV beginning of period	$21.42	$23.03
Per share NAV end of period	$23.50	$20.57
Percentage change in per share NAV	9.7%	(10.7)%
Percentage change in benchmark	10.0%	(10.3)%
Benchmark annualized volatility	31.4%	20.2%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 1,762,403 outstanding Shares at June 30, 2019 to 1,912,403 outstanding Shares at September 30, 2019. By comparison, during the three months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV was offset by an increase from 862,403 outstanding Shares at June 30, 2018 to 912,403 outstanding Shares at September 30, 2018.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.7% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 10.7% for the three months ended September 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s rise of 10.0% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 10.3% for the three months ended September 30, 2018, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$129,497	$20,539
Management fee	90,860	39,915
Brokerage commission	5,777	1,277
Net realized gain (loss)	1,477,618	(1,922,746)
Change in net unrealized appreciation (depreciation)	2,650,017	(253,265)
Net Income (loss)	$4,257,132	$(2,155,472)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to an increase in the value of the futures prices during the three months ended September 30, 2019.

ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$240,473,128	$114,097,930
NAV end of period	$299,409,882	$154,631,386
Percentage change in NAV	24.5%	35.5%
Shares outstanding beginning of period	11,526,317	3,751,317
Shares outstanding end of period	15,601,317	7,076,317
Percentage change in shares outstanding	35.4%	88.6%
Shares created	8,875,000	3,625,000
Shares redeemed	4,800,000	300,000
Per share NAV beginning of period	$20.86	$30.42
Per share NAV end of period	$19.19	$21.85
Percentage change in per share NAV	(8.0)%	(28.2)%
Percentage change in benchmark	(7.8)%	(27.8)%
Benchmark annualized volatility	76.4%	43.7%

During the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 11,526,317 outstanding Shares at June 30, 2019 to 15,601,317 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 3,751,317 outstanding Shares at June 30, 2018 to 7,076,317 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.0% for the three months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 28.2% for the three months ended September 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2019.
The benchmark’s decline of 7.8% for the three months ended September 30, 2019, as compared to the benchmark’s decline of 27.8% for the three months ended September 30, 2018, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$615,421	$50,013
Management fee	561,431	284,856
Brokerage commission	96,608	31,960
Net realized gain (loss)	(15,922,047)	(24,690,361)
Change in net unrealized appreciation (depreciation)	13,425,396	(16,539,938)
Net Income (loss)	$(1,881,230)	$(41,180,286)

The Fund’s net income increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a lesser decrease in the value of the futures prices during the three months ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$8,619,686	$7,991,880
NAV end of period	$18,651,067	$8,418,243
Percentage change in NAV	116.4%	5.3%
Shares outstanding beginning of period	200,000	200,000
Shares outstanding end of period	400,000	200,000
Percentage change in shares outstanding	100.0%	—
Shares created	300,000	—
Shares redeemed	100,000	—
Per share NAV beginning of period	$43.10	$39.96
Per share NAV end of period	$46.63	$42.09
Percentage change in per share NAV	8.2%	5.3%
Percentage change in benchmark	(4.9)%	(3.2)%
Benchmark annualized volatility	5.4%	7.4%

During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 200,000 outstanding Shares at December 31, 2018 to 400,000 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to September 30, 2018.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.2% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 5.3% for the nine months ended September 30, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s decline of 4.9% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 3.2% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$169,742	$20,103
Management fee	125,906	57,645
Brokerage commission	2,118	919
Net realized gain (loss)	849,200	238,110
Change in net unrealized appreciation (depreciation)	307,157	168,150
Net Income (loss)	$1,326,099	$426,363

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2019.
ProShares Short VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$344,596,263	$770,163,871
NAV end of period	$338,896,125	$392,109,157
Percentage change in NAV	(1.7)%	(49.1)%
Shares outstanding beginning of period	8,134,307	1,512,500
Shares outstanding end of period	6,284,307	6,634,307
Percentage change in shares outstanding	(22.7)%	338.6%
Shares created	1,150,000	17,500,000
Shares redeemed	3,000,000	12,378,193
Per share NAV beginning of period	$42.36	$509.20
Per share NAV end of period	$53.93	$59.10
Percentage change in per share NAV	27.3%	(88.4)%
Percentage change in benchmark	(49.9)%	(5.0)%
Benchmark annualized volatility	63.5%	129.9%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,134,307 outstanding Shares at December 31, 2018 to 6,284,307 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to the close of business on February 27, 2018, and one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period. The decrease in the Fund’s NAV was offset by an increase from 1,512,500 outstanding Shares at December 31, 2017 to 6,634,307 outstanding Shares at September 30, 2018.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark prior to the close of business on February 27, 2018, and to one-half
the inverse of the daily performance of its benchmark as of the close of business, February 27, 2018. The Fund’s per Share NAV increase of 27.3% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 88.4% for the nine months ended September 30, 2018, was primarily due to appreciation the value of the assets held by the Fund during the nine months ended September 30, 2019.

The benchmark’s decline of 49.9% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 5.0% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$1,136,974	$(2,496,914)
Management fee	2,647,947	4,725,775
Brokerage commission	574,800	1,988,563
Non-recurring fees and expenses	398,550	—
Net realized gain (loss)	71,708,674	(1,789,680,237)
Change in net unrealized appreciation (depreciation)	21,713,381	(5,857,980)
Net Income (loss)	$94,559,029	$(1,798,035,131)

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of futures prices during the nine months ended September 30, 2019.
*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$368,399,654	$524,445,526
NAV end of period	$307,227,999	$397,342,621
Percentage change in NAV	(16.6)%	(24.2)%
Shares outstanding beginning of period	28,211,317	22,161,317
Shares outstanding end of period	19,111,317	11,111,317
Percentage change in shares outstanding	(32.3)%	(49.9)%
Shares created	25,650,000	6,350,000
Shares redeemed	34,750,000	17,400,000
Per share NAV beginning of period	$13.06	$23.66
Per share NAV end of period	$16.08	$35.76
Percentage change in per share NAV	23.1%	51.1%
Percentage change in benchmark	18.1%	27.2%
Benchmark annualized volatility	36.4%	24.0%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 28,211,317 outstanding Shares at December 31, 2018 to 19,111,317 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 22,161,317 outstanding Shares at December 31, 2017 to 11,111,317 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.1% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 51.1% for the nine months ended September 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s rise of 18.1% for the nine months ended September 30, 2019, as compared to the benchmark’s rise of 27.2% for the nine months ended September 30, 2018, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$3,291,479	$1,892,694
Management fee	2,788,455	3,073,296
Brokerage commission	105,841	61,013
Net realized gain (loss)	112,871,495	202,021,950
Change in net unrealized appreciation (depreciation)	50,962,728	(6,827,810)
Net Income (loss)	$167,125,702	$197,086,834

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a lesser increase in the value of WTI Crude Oil during the nine months ended September 30, 2019.

ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$14,617,440	$63,268,950
NAV end of period	$24,820,631	$23,608,774
Percentage change in NAV	69.8%	(62.7)%
Shares outstanding beginning of period	578,150	1,938,434
Shares outstanding end of period	1,928,150	778,150
Percentage change in shares outstanding	233.5%	(59.9)%
Shares created	3,650,000	950,000
Shares redeemed	2,300,000	2,110,284
Per share NAV beginning of period	$25.28	$32.64
Per share NAV end of period	$12.87	$30.34
Percentage change in per share NAV	(49.1)%	(7.0)%
Percentage change in benchmark	(24.2)%	(0.1)%
Benchmark annualized volatility	35.2%	24.2%

During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 578,150 outstanding Shares at December 31, 2018 to 1,928,150 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,938,434 outstanding Shares at December 31, 2017 to 778,150 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 49.1% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 7.0% for the nine months ended September 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s decline of 24.2% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 0.1% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$158,274	$59,670
Management fee	196,929	235,797
Brokerage commission	76,585	62,006
Net realized gain (loss)	(23,104,631)	5,881,776
Change in net unrealized appreciation (depreciation)	13,005,391	(6,646,841)
Net Income (loss)	$(9,940,966)	$(705,395)

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of Henry Hub Natural Gas during the nine months ended September 30, 2019.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$7,544,569	$9,591,516
NAV end of period	$5,266,883	$7,852,376
Percentage change in NAV	(30.2)%	(18.1)%
Shares outstanding beginning of period	500,000	550,000
Shares outstanding end of period	400,000	500,000
Percentage change in shares outstanding	(20.0)%	(9.1)%
Shares created	50,000	150,000
Shares redeemed	150,000	200,000
Per share NAV beginning of period	$15.09	$17.44
Per share NAV end of period	$13.17	$15.70
Percentage change in per share NAV	(12.7)%	(10.0)%
Percentage change in benchmark	(4.9)%	(3.2)%
Benchmark annualized volatility	5.4%	7.4%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at December 31, 2018 to 400,000 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 550,000 outstanding Shares at December 31, 2017 to 500,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the euro versus the U.S. dollar.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.7% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 10.0% for the nine months ended September 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.

The benchmark’s decline of 4.9% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 3.2% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$52,085	$13,113
Management fee	48,425	64,021
Net realized gain (loss)	(756,187)	(646,798)
Change in net unrealized appreciation (depreciation)	(167,213)	(297,362)
Net Income (loss)	$(871,315)	$(931,047)

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of the euro versus the U.S. dollar, in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2019.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$83,523,294	$93,708,748
NAV end of period	$109,353,860	$73,094,988
Percentage change in NAV	30.9%	(22.0)%
Shares outstanding beginning of period	2,250,000	2,350,000
Shares outstanding end of period	2,350,000	2,250,000
Percentage change in shares outstanding	4.4%	(4.3)%
Shares created	850,000	300,000
Shares redeemed	750,000	400,000
Per share NAV beginning of period	$37.12	$39.88
Per share NAV end of period	$46.53	$32.49
Percentage change in per share NAV	25.4%	(18.5)%
Percentage change in benchmark	14.2%	(8.0)%
Benchmark annualized volatility	12.0%	(8.8)%

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

During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 2,250,000 outstanding Shares at December 31, 2018 to 2,350,000 outstanding Shares at September 30, 2019. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,350,000 outstanding Shares at December 31, 2017 to 2,250,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.4% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 18.5% for the nine months ended September 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The new benchmark’s rise of 14.2% for the nine months ended September 30, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 8.0% for the nine months ended September 30, 2018, can be attributed to an increase in the value of gold futures contracts during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$695,508	$449,402
Management fee	630,646	627,034
Brokerage commission	7,625	36
Net realized gain (loss)	24,305,967	(12,506,505)
Change in net unrealized appreciation (depreciation)	(6,903,529)	(4,561,768)
Net Income (loss)	$18,097,946	$(16,618,871)

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2019.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$201,824,376	$258,244,696
NAV end of period	$216,058,743	$182,932,196
Percentage change in NAV	7.1%	(29.2)%
Shares outstanding beginning of period	7,646,526	7,696,526
Shares outstanding end of period	7,396,526	7,946,526
Percentage change in shares outstanding	(3.3)%	3.2%
Shares created	2,050,000	1,350,000
Shares redeemed	2,300,000	1,100,000
Per share NAV beginning of period	$26.39	$33.55
Per share NAV end of period	$29.21	$23.02
Percentage change in per share NAV	10.7%	(31.4)%
Percentage change in benchmark	8.5%	(15.2)%
Benchmark annualized volatility	20.5%	13.5%

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
During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 7,646,526 outstanding Shares at December 31, 2018 to 7,396,526 outstanding Shares at September 30, 2019. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV was offset by an increase from 7,696,526 outstanding Shares at December 31, 2017 to 7,946,526 outstanding Shares at September 30, 2018.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.7% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 31.4% for the nine months ended September 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The new benchmark’s rise of 8.5% for the nine months ended September 30, 2019, as compared to the former London Silver Price benchmark’s decline of 15.2% for the nine months ended September 30, 2018, can be attributed to an increase in the value of silver futures contracts during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$1,447,033	$1,090,016
Management fee	1,393,382	1,581,152
Brokerage commission	27,422	43
Net realized gain (loss)	74,520,200	(52,506,174)
Change in net unrealized appreciation (depreciation)	(54,551,838)	(26,200,021)
Net Income (loss)	$21,415,395	$(77,616,179)

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2019.
ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$214,304,871	$394,035,141
NAV end of period	$597,106,050	$532,210,781
Percentage change in NAV	178.6%	35.1%
Shares outstanding beginning of period	2,630,912	7,625,448
Shares outstanding end of period	23,530,912	14,580,912
Percentage change in shares outstanding	794.4%	91.2%
Shares created	55,850,000	31,930,000
Shares redeemed	34,950,000	24,974,536
Per share NAV beginning of period	$81.46	$51.67
Per share NAV end of period	$25.38	$36.50
Percentage change in per share NAV	(68.8)%	(29.4)%
Percentage change in benchmark	(49.9)%	(5.0)%
Benchmark annualized volatility	63.5%	129.9%

During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 2,630,912 outstanding Shares at December 31, 2018 to 23,530,912 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 7,625,448 outstanding Shares at December 31, 2017 to 14,580,912 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the S&P 500 VIX Short- Term Futures Index prior to the close of business on February 27, 2018, and one and one-half
times (1.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period.

For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark prior to close of business on February 27, 2018, and 1.5x the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 68.8% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 29.4% for the nine months ended September 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s decline of 49.9% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 5.0% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$484,621	$(3,274,155)
Management fee	3,488,439	3,185,978
Brokerage commission	2,119,082	2,530,133
Non-recurring fees and expenses	27,508	—
Net realized gain (loss)	(305,515,258)	105,013,790
Change in net unrealized appreciation (depreciation)	(33,413,790)	133,168
Net Income (loss)	$(338,444,427)	$101,872,803

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of futures prices during the nine months ended September 30, 2019.
*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$5,751,716	$2,864,269
NAV end of period	$2,851,387	$2,713,757
Percentage change in NAV	(50.4)%	(5.3)%
Shares outstanding beginning of period	99,970	49,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	(50.0)%	—
Shares created	100,000	—
Shares redeemed	150,000	—
Per share NAV beginning of period	$57.53	$57.32
Per share NAV end of period	$57.06	$54.31
Percentage change in per share NAV	(0.8)%	(5.3)%
Percentage change in benchmark	1.4%	(0.8)%
Benchmark annualized volatility	6.1%	6.6%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2018 to 49,970 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2017 to September 30, 2018.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.8% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 5.3% for the nine months ended September 30, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s rise of 1.4% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 0.8% for the nine months ended September 30, 2018, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$32,685	$(6,960)
Management fee	29,970	21,129
Net realized gain (loss)	131,562	(68,661)
Change in net unrealized appreciation (depreciation)	(205,249)	(74,891)
Net Income (loss)	$(41,002)	$(150,512)

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2019.

ProShares UltraPro 3x Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$87,667,042	$11,335,483
NAV end of period	$87,102,665	$35,826,631
Percentage change in NAV	(0.6)%	216.1%
Shares outstanding beginning of period	6,700,000	300,008
Shares outstanding end of period	5,650,000	550,000
Percentage change in shares outstanding	(15.7)%	83.3%
Shares created	9,100,000	1,050,000
Shares redeemed	10,150,000	800,008
Per share NAV beginning of period	$13.08	$37.78
Per share NAV end of period	$15.42	$65.14
Percentage change in per share NAV	17.9%	72.4%
Percentage change in benchmark	18.1%	27.2%
Benchmark annualized volatility	36.4%	24.0%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,700,000 outstanding Shares at December 31, 2018 to 5,650,000 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 300,008 outstanding Shares at December 31, 2017 to 550,000 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.9% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 72.4% for the nine months ended September 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s rise of 18.1% for the nine months ended September 30, 2019, as compared to the benchmark’s rise of 27.2% for the nine months ended September 30, 2018, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$680,033	$(92,168)
Management fee	811,675	148,366
Brokerage commission	231,502	33,256
Offering costs	—	52,846
Limitation by sponsor	—	(26,957)
Net realized gain (loss)	30,871,381	7,547,152
Change in net unrealized appreciation (depreciation)	26,100,661	8,828,897
Net Income (loss)	$57,652,075	$16,283,881

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a lesser increase in the value of WTI Crude Oil, in conjunction with a significant increase in average shares outstanding, during the nine months ended September 30, 2019.
ProShares UltraPro 3x Short Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$18,665,099	$21,161,176
NAV end of period	$65,981,311	$27,492,746
Percentage change in NAV	253.5%	29.9%
Shares outstanding beginning of period	374,906	500,002
Shares outstanding end of period	3,874,906	1,674,906
Percentage change in shares outstanding	933.6%	235.0%
Shares created	9,750,000	2,287,500
Shares redeemed	6,250,000	1,112,596
Per share NAV beginning of period	$49.79	$42.32
Per share NAV end of period	$17.03	$16.41
Percentage change in per share NAV	(65.8)%	(61.2)%
Percentage change in benchmark	18.1%	27.2%
Benchmark annualized volatility	36.4%	24.0%

During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 374,906 outstanding Shares at December 31, 2018 to 3,874,906 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 500,002 outstanding Shares at December 31, 2017 to 1,674,906 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 65.8% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 61.2% for the nine months ended September 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.

The benchmark’s rise of 18.1% for the nine months ended September 30, 2019, as compared to the benchmark’s rise of 27.2% for the nine months ended September 30, 2018, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$97,504	$(140,704)
Management fee	156,754	110,213
Brokerage commission	70,351	40,361
Offering costs	—	52,797
Limitation by sponsor	—	(176)
Net realized gain (loss)	(1,379,140)	(14,534,995)
Change in net unrealized appreciation (depreciation)	7,068,795	(2,294,411)
Net Income (loss)	$5,787,159	$(16,970,110)

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a lesser increase in the value of WTI Crude Oil in conjunction with the timing of shareholder activity during the nine months ended September 30, 2019.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$11,060,333	$13,702,102
NAV end of period	$9,075,799	$7,905,778
Percentage change in NAV	(17.9)%	(42.3)%
Shares outstanding beginning of period	200,000	300,000
Shares outstanding end of period	150,000	150,000
Percentage change in shares outstanding	(25.0)%	(50.0)%
Shares created	50,000	50,000
Shares redeemed	100,000	200,000
Per share NAV beginning of period	$55.30	$45.67
Per share NAV end of period	$60.51	$52.71
Percentage change in per share NAV	9.4%	15.4%
Percentage change in benchmark	(4.2)%	(7.4)%
Benchmark annualized volatility	7.2%	8.7%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 150,000 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 300,000 outstanding Shares at December 31, 2017 to 150,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.4% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 15.4% for the nine months ended September 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s decline of 4.2% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 7.4% for the nine months ended September 30, 2018, can be attributed to a lesser decrease in the value of the Australian dollar versus the U.S. dollar during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$71,637	$14,386
Management fee	57,983	54,862
Brokerage commission	4,610	4,487
Net realized gain (loss)	825,235	292,144
Change in net unrealized appreciation (depreciation)	(300,624)	661,212
Net Income (loss)	$596,248	$967,742

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a lesser decrease in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2019.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$114,377,311	$225,843,284
NAV end of period	$92,471,273	$150,043,469
Percentage change in NAV	(19.2)%	(33.6)%
Shares outstanding beginning of period	3,839,884	9,289,884
Shares outstanding end of period	5,639,884	11,039,887
Percentage change in shares outstanding	46.9%	18.8%
Shares created	16,700,000	11,000,000
Shares redeemed	14,900,000	9,250,000
Per share NAV beginning of period	$29.79	$24.31
Per share NAV end of period	$16.40	$13.59
Percentage change in per share NAV	(44.9)%	(44.1)%
Percentage change in benchmark	18.1%	27.2%
Benchmark annualized volatility	36.4%	24.0%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,839,884 outstanding Shares at December 31, 2018 to 5,639,884 outstanding Shares at September 30, 2019. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 9,289,884 outstanding Shares at December 31, 2017 to 11,039,884 outstanding Shares at September 30, 2018.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.9% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 44.1% for the nine months ended September 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s rise of 18.1% for the nine months ended September 30, 2019, as compared to the benchmark’s rise of 27.2% for the nine months ended September 30, 2018, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$601,895	$883,255
Management fee	549,398	1,355,636
Brokerage commission	54,060	37,057
Net realized gain (loss)	(11,264,117)	(100,649,566)
Change in net unrealized appreciation (depreciation)	(12,262,593)	9,243,214
Net Income (loss)	$(22,924,815)	$(90,523,097)

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a lesser increase in the value of WTI Crude Oil in conjunction with the timing of shareholder activity during the nine months ended September 30, 2019.

ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$17,825,441	$6,902,743
NAV end of period	$8,086,223	$9,784,252
Percentage change in NAV	(54.6)%	41.7%
Shares outstanding beginning of period	824,832	174,832
Shares outstanding end of period	274,832	274,832
Percentage change in shares outstanding	(66.7)%	57.2%
Shares created	800,000	550,000
Shares redeemed	1,350,000	450,000
Per share NAV beginning of period	$21.61	$39.48
Per share NAV end of period	$29.42	$35.60
Percentage change in per share NAV	36.1%	(9.8)%
Percentage change in benchmark	(24.2)%	(0.1)%
Benchmark annualized volatility	35.2%	24.2%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 824,832 outstanding Shares at December 31, 2018 to 274,832 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 174,832 outstanding Shares at December 31, 2017 to 274,832 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, in conjunction with the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 36.1% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 9.8% for the nine months ended September 30, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s decline of 24.2% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 0.1% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$35,859	$(10,489)
Management fee	61,451	46,555
Brokerage commission	36,500	18,954
Net realized gain (loss)	14,701,140	(277,886)
Change in net unrealized appreciation (depreciation)	(10,071,485)	1,090,054
Net Income (loss)	$4,665,514	$801,679

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of Henry Hub Natural Gas in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2019.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$154,120,159	$202,548,197
NAV end of period	$135,920,188	$170,087,449
Percentage change in NAV	(11.8)%	(16.0)%
Shares outstanding beginning of period	6,350,000	9,550,000
Shares outstanding end of period	4,850,000	7,300,000
Percentage change in shares outstanding	(23.6)%	(23.6)%
Shares created	450,000	1,500,000
Shares redeemed	1,950,000	3,750,000
Per share NAV beginning of period	$24.27	$21.21
Per share NAV end of period	$28.02	$23.30
Percentage change in per share NAV	15.5%	9.9%
Percentage change in benchmark	(4.9)%	(3.2)%
Benchmark annualized volatility	5.4%	7.4%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,350,000 outstanding Shares at December 31, 2018 to 4,850,000 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 9,550,000 outstanding Shares at December 31, 2017 to 7,300,000 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.5% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 9.9% for the nine months ended September 30, 2018, was primarily due to greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.

The benchmark’s decline of 4.9% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 3.2% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$1,277,408	$867,179
Management fee	991,761	1,321,368
Net realized gain (loss)	14,642,452	10,370,113
Change in net unrealized appreciation (depreciation)	4,192,561	6,789,071
Net Income (loss)	$20,112,421	$18,026,363

The Fund’s net income increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2019.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$18,098,997	$31,497,410
NAV end of period	$22,453,523	$29,286,620
Percentage change in NAV	24.1%	(7.0)%
Shares outstanding beginning of period	246,978	446,978
Shares outstanding end of period	396,977	346,978
Percentage change in shares outstanding	60.7%	(22.4)%
Shares created	550,000	250,000
Shares redeemed	400,001	350,000
Per share NAV beginning of period	$73.28	$70.47
Per share NAV end of period	$56.56	$84.40
Percentage change in per share NAV	(22.8)%	19.8%
Percentage change in benchmark	14.2%	(8.0)%
Benchmark annualized volatility	12.0%	8.8%

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

During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 246,978 outstanding Shares at December 31, 2018 to 396,977 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 446,978 outstanding Shares at December 31, 2017 to 346,978 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.8% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 19.8% for the nine months ended September 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The new benchmark’s rise of 14.2% for the nine months ended September 30, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 8.0% for the nine months ended September 30, 2018, can be attributed to an increase in the value of gold futures contracts during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$153,734	$121,566
Management fee	137,269	201,913
Brokerage commission	4,025	36
Net realized gain (loss)	(6,541,972)	3,228,510
Change in net unrealized appreciation (depreciation)	2,226,057	1,851,383
Net Income (loss)	$(4,162,181)	$5,201,459

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in the value of the futures prices during the nine months ended September 30, 2019.

ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$11,768,863	$14,806,259
NAV end of period	$15,441,093	$22,517,875
Percentage change in NAV	31.2%	52.1%
Shares outstanding beginning of period	316,976	466,976
Shares outstanding end of period	516,976	516,976
Percentage change in shares outstanding	63.1%	10.7%
Shares created	850,000	650,000
Shares redeemed	650,000	600,000
Per share NAV beginning of period	$37.13	$31.71
Per share NAV end of period	$29.87	$43.56
Percentage change in per share NAV	(19.6)%	37.4%
Percentage change in benchmark	8.5%	(15.2)%
Benchmark annualized volatility	20.5%	13.5%

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
During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 316,976 outstanding Shares at December 31, 2018 to 516,976 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 466,976 outstanding Shares at December 31, 2017 to 516,976 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of silver bullion as measured by the London Silver Price.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.6% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 37.4% for the nine months ended September 30, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The new benchmark’s rise of 8.5% for the nine months ended September 30, 2019, as compared to the former London Silver Price benchmark’s decline of 15.2% for the nine months ended September 30, 2018, can be attributed to an increase in the value of the silver futures contracts during the period ended September 30, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net investment income (loss)	$114,402	$87,528
Management fee	109,073	155,203
Brokerage commission	6,070	34
Net realized gain (loss)	(6,438,122)	5,149,369
Change in net unrealized appreciation (depreciation)	3,749,759	2,251,286
Net Income (loss)	$(2,573,961)	$7,488,183

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2019.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
NAV beginning of period	$55,363,675	$131,077,453
NAV end of period	$41,046,700	$78,157,044
Percentage change in NAV	(25.9)%	(40.4)%
Shares outstanding beginning of period	749,290	1,749,290
Shares outstanding end of period	549,290	999,290
Percentage change in shares outstanding	(26.7)%	(42.9)%
Shares created	450,000	100,000
Shares redeemed	650,000	850,000
Per share NAV beginning of period	$73.89	$74.93
Per share NAV end of period	$74.73	$78.21
Percentage change in per share NAV	1.1%	4.4%
Percentage change in benchmark	1.4%	(0.8)%
Benchmark annualized volatility	6.1%	6.6%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 749,290 outstanding Shares at December 31, 2018 to 549,290 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted from a decrease from 1,749,290 outstanding Shares at December 31, 2017 to 999,290 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.1% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV increase of 4.4% for the nine months ended September 30, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.

The benchmark’s rise of 1.4% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 0.8% for the nine months ended September 30, 2018, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net investment income (loss)	$480,654	$411,941
Management fee	352,973	629,165
Net realized gain (loss)	(3,122,442)	(398,297)
Change in net unrealized appreciation (depreciation)	3,500,784	1,456,265
Net Income (loss)	$858,996	$1,469,909

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar in conjunction with the timing of shareholder activity during the nine months ended September 30, 2019.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
NAV beginning of period	$56,299,121	$26,347,948
NAV end of period	$44,933,064	$18,770,656
Percentage change in NAV	(20.2)%	(28.8)%
Shares outstanding beginning of period	2,112,403	1,237,403
Shares outstanding end of period	1,912,403	912,403
Percentage change in shares outstanding	(9.5)%	(26.3)%
Shares created	1,125,000	700,000
Shares redeemed	1,325,000	1,025,000
Per share NAV beginning of period	$26.65	$21.29
Per share NAV end of period	$23.50	$20.57
Percentage change in per share NAV	(11.8)%	(3.4)%
Percentage change in benchmark	(11.1)%	(2.1)%
Benchmark annualized volatility	26.5%	41.4%

During the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,112,403 outstanding Shares at December 31, 2018 to 1,912,403 outstanding Shares at September 30, 2019. By comparison, during the nine months ended September 30, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,237,403 outstanding Shares at December 31, 2017 to 912,403 outstanding Shares at September 30, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.

For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.8% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 3.4% for the nine months ended September 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s decline of 11.1% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 2.1% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net investment income (loss)	$412,369	$18,823
Management fee	279,430	137,319
Brokerage commission	25,466	15,635
Net realized gain (loss)	(5,577,665)	2,044,708
Change in net unrealized appreciation (depreciation)	(1,775,307)	1,583,588
Net Income (loss)	$(6,940,603)	$3,647,119

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of the futures prices during the nine months ended September 30, 2019.

ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
NAV beginning of period	$149,547,115	$137,741,560
NAV end of period	$299,409,882	$154,631,386
Percentage change in NAV	100.2%	12.3%
Shares outstanding beginning of period	3,876,317	5,901,317
Shares outstanding end of period	15,601,317	7,076,317
Percentage change in shares outstanding	302.5%	19.9%
Shares created	21,000,000	7,300,000
Shares redeemed	9,275,000	6,125,000
Per share NAV beginning of period	$38.58	$23.34
Per share NAV end of period	$19.19	$21.85
Percentage change in per share NAV	(50.3)%	(6.4)%
Percentage change in benchmark	(49.9)%	(5.0)%
Benchmark annualized volatility	63.5%	129.9%

During the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,876,317 outstanding Shares at December 31, 2018 to 15,601,317 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2018, the increase in the Fund’s NAV resulted from an increase from 5,901,317 outstanding Shares at December 31, 2017 to 7,076,317 outstanding Shares at September 30, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the nine months ended September 30, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.3% for the nine months ended September 30, 2019, as compared to the Fund’s per Share NAV decrease of 6.4% for the nine months ended September 30, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2019.
The benchmark’s decline of 49.9% for the nine months ended September 30, 2019, as compared to the benchmark’s decline of 5.0% for the nine months ended September 30, 2018, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net investment income (loss)	$1,816,725	$(14,404)
Management fee	1,409,677	759,563
Brokerage commission	179,790	133,431
Net realized gain (loss)	(82,115,151)	29,055,098
Change in net unrealized appreciation (depreciation)	(19,655,136)	(2,341,435)
Net Income (loss)	$(99,953,562)	$26,699,259

The Fund’s net income decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a greater decrease in the value of the futures prices during the nine months ended September 30, 2019.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2019 and 2018, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of September 30, 2019 and 2018, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2019	135	$1.10	125,000	$(18,499,219)

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2018	58	$1.17	125,000	$(8,469,450)

The September 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of September 30, 2019 and 2018, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2019	5,281	$17.13	1,000	$(90,437,125)
VIX Futures (CBOE)	Short	November 2019	4,321	18.28	1,000	(78,966,275)

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2018	8,195	$13.98	1,000	$(114,525,125)
VIX Futures (CBOE)	Short	November 2018	5,478	14.98	1,000	(82,033,050)

The September 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of September 30, 2019 and 2018, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2019	1,604	$54.07	1,000	$86,728,280

Swap Agreements as of September 30, 2019
Reference Index		Counterparty		Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex		Citibank, N.A.		Long	$79.7080	$152,283,160
Bloomberg WTI Crude Oil Subindex		Goldman Sachs International		Long	79.7080	107,443,164
Bloomberg WTI Crude Oil Subindex		Royal Bank of Canada		Long	79.7080	104,526,285
Bloomberg WTI Crude Oil Subindex		Societe Generale		Long	79.7080	56,716,541
Bloomberg WTI Crude Oil Subindex		UBS AG		Long	79.7080	106,240,027

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2018	2,959	$73.25	1,000	$216,746,750

Swap Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$110.5124	$158,650,102
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	110.5124	139,341,211
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	110.5124	90,338,589
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	110.5124	61,779,516
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	110.5124	127,870,585

The September 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2019 and 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra Bloomberg Natural Gas:
As of September 30, 2019 and 2018, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2019	2,130	$2.33	10,000	$49,629,000

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2018	1,570	$3.01	10,000	$47,225,600

The September 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of September 30, 2019 and 2018, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/19	5,436,377	1.1015	$5,988,277
Euro	UBS AG	Long	10/04/19	4,424,633	1.1013	4,872,767
Euro	UBS AG	Short	10/04/19	(154,921)	1.0989	(170,246)

Foreign Currency Forward Contracts as of September 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/05/18	7,218,625	1.1612	$8,382,414
Euro	UBS AG	Long	10/05/18	6,640,300	1.1612	7,710,852
Euro	Goldman Sachs International	Short	10/05/18	(51,700)	1.1612	(60,036)
Euro	UBS AG	Short	10/05/18	(281,800)	1.1612	(327,231)

The September 30, 2019 and 2018 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra Gold:
As of September 30, 2019 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. As of September 30, 2018 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2019	464	$1,472.90	100	$68,342,560

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$169.6744	$58,722,600
Bloomberg Gold Subindex	Goldman Sachs International	Long	169.6744	42,918,686
Bloomberg Gold Subindex	UBS AG	Long	169.6744	48,702,760

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2018	2	$1,196.20	100	$239,240

Forward Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,190.35	$57,851,010
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,190.32	44,541,774
0.995 Fine Troy Ounce Gold	Societe Generale	Long	1,190.31	4,285,116
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,190.31	39,280,230

The September 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2019 and 2018 forward and swap notional values equal units multiplied by the forward or swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra Silver:
As of September 30, 2019 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. As of September 30, 2018, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2019	935	$17.00	5,000	$79,465,650

Swap Agreements as of September 30, 2019
Reference Index		Counterparty		Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex		Citibank, N.A.		Long	$162.7366	$148,647,493
Bloomberg Silver Subindex		Goldman Sachs International		Long	162.7366	84,687,175
Bloomberg Silver Subindex		UBS AG		Long	162.7366	119,278,311

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2018	2	$14.71	5,000	$147,120

Forward Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$14.3439	$143,367,281
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	14.3431	95,852,069
0.999 Fine Troy Ounce Silver	Societe Generale	Long	14.3436	25,588,982
0.999 Fine Troy Ounce Silver	UBS AG	Long	14.3435	100,949,553

The September 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2019 and 2018 forward and swap notional values equal units multiplied by the forward or swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra VIX Short-Term Futures ETF
As of September 30, 2019 and 2018, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2019	26,799	$17.13	1,000	$458,932,875
VIX Futures (CBOE)	Long	November 2019	21,928	18.28	1,000	400,734,200

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$23.3316	$35,981,673

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2018	30,424	$13.98	1,000	$425,175,400
VIX Futures (CBOE)	Long	November 2018	20,270	14.98	1,000	303,543,250

Swap Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
VIX Futures (CBOE)	Goldman Sachs International	Long	$26.5483	$69,104,339

The September 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2019 and 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares Ultra Yen:
As of September 30, 2019 and 2018, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/19	325,804,302	0.009294	$3,027,949
Yen	UBS AG	Long	10/04/19	303,292,846	0.009297	2,819,631
Yen	UBS AG	Short	10/04/19	(10,295,792)	0.009267	(95,409)

Foreign Currency Forward Contracts as of September 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/05/18	314,885,800	0.008804	$2,772,237
Yen	UBS AG	Long	10/05/18	322,117,300	0.008804	2,835,904
Yen	Goldman Sachs International	Short	10/05/18	(4,751,100)	0.008804	(41,829)
Yen	UBS AG	Short	10/05/18	(14,328,300)	0.008804	(126,145)

The September 30, 2019 and 2018 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraPro 3x Crude Oil ETF
As of September 30, 2019 and 2018, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2019	4,830	$54.07	1,000	$261,158,100

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2018	1,467	$73.25	1,000	$107,457,750

The September 30, 2019 and 2018 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares UltraPro 3x Short Crude Oil ETF
As of September 30, 2019 and 2018, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2019	3,661	$54.07	1,000	$(197,950,270)

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2018	1,126	$73.25	1,000	$(82,479,500)

The September 30, 2019 and 2018 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:
As of September 30, 2019 and 2018, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2019	268	$67.66	1,000	$(18,138,240)

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2018	219	$72.27	1,000	$(15,827,130)

The September 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of September 30, 2019 and 2018, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2019	630	$54.07	1,000	$(34,064,100)

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$79.7080	$(53,195,027)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	79.7080	(29,730,396)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	79.7080	(27,375,112)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	79.7080	(8,125,464)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	79.7080	(32,567,716)

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2018	559	$73.25	1,000	$(40,946,750)

Swap Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$110.5124	$(79,186,535)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	110.5124	(59,054,009)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	110.5124	(46,878,869)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	110.5124	(22,503,021)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	110.5124	(51,524,744)

The September 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. September 30, 2019 and 2018 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraShort Bloomberg Natural Gas:
As of September 30, 2019 and 2018, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2019	694	$2.33	10,000	$(16,170,200)

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2018	651	$3.01	10,000	$(19,582,080)

The September 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:
As of September 30, 2019 and 2018, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	10/04/19	9,230,205	1.1077	$10,224,496
Euro	Goldman Sachs International	Short	10/04/19	(115,700,269)	1.1015	(127,446,161)
Euro	UBS AG	Short	10/04/19	(142,819,935)	1.1008	(157,218,004)

Foreign Currency Forward Contracts as of September 30, 2018
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/05/18	13,592,000	1.1612	$15,783,307
Euro	UBS AG	Long	10/05/18	17,145,000	1.1612	19,909,123
Euro	Goldman Sachs International	Short	10/05/18	(161,515,225)	1.1612	(187,554,766)
Euro	UBS AG	Short	10/05/18	(162,214,000)	1.1612	(188,366,198)

The September 30, 2019 and 2018 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraShort Gold:
As of September 30, 2019 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. As of September 30, 2018 ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2019	131	$1,472.90	100	$(19,294,990)

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$169.6744	$(13,544,988)
Bloomberg Gold Subindex	Goldman Sachs International	Short	169.6744	(6,689,210)
Bloomberg Gold Subindex	UBS AG	Short	169.6744	(5,438,600)

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2018	2	$1,196.20	100	$(239,240)

Forward Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A	Short	$1,190.35	$(19,759,810)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,190.32	(14,281,459)
0.995 Fine Troy Ounce Gold	Societe Generale	Short	1,190.31	(4,285,116)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,190.31	(20,056,724)

The September 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2019 and 2018 short forward and swap notional values equal units multiplied by the forward or swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraShort Silver:
As of September 30, 2019 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. As of September 30, 2018 ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2019	172	$17.00	5,000	$(14,618,280)

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$162.7366	$(5,463,022)
Bloomberg Silver Subindex	Goldman Sachs International	Short	162.7366	(5,692,366)
Bloomberg Silver Subindex	UBS AG	Short	162.7366	(5,063,730)

Futures Positions as of September 30, 2018
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2018	2	$14.71	5,000	$(147,120)

Forward Agreements as of September 30, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$14.3439	$(16,509,829)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	14.3431	(12,284,865)
0.999 Fine Troy Ounce Silver	Societe Generale	Short	14.3436	(2,237,602)
0.999 Fine Troy Ounce Silver	UBS AG	Short	14.3435	(13,870,165)

The September 30, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2019 and 2018 short forward and swap notional values equal units multiplied by the forward or swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/
A for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap or forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares UltraShort Yen:
As of September 30, 2019 and 2018, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2019
Reference		Long or	Settlement			Market Value
Currency	Counterparty	Short	Date	Local Currency	Forward Rate	USD
Yen	UBS AG	Long	10/04/19	313,469,141	0.009314	$2,919,786
Yen	Goldman Sachs International	Short	10/04/19	(4,504,005,190)	0.009294	(41,859,172)
Yen	UBS AG	Short	10/04/19	(4,679,302,619)	0.009293	(43,484,070)

Foreign Currency Forward Contracts as of September 30, 2018
Reference		Long or	Settlement			Market Value
Currency	Counterparty	Short	Date	Local Currency	Forward Rate	USD
Yen	Goldman Sachs International	Long	10/05/18	318,769,700	0.008804	$2,806,430
Yen	UBS AG	Long	10/05/18	349,211,500	0.008804	3,074,439
Yen	Goldman Sachs International	Short	10/05/18	(9,071,378,900)	0.008804	(79,863,921)
Yen	UBS AG	Short	10/05/18	(9,347,285,100)	0.008804	(82,292,983)

The September 30, 2019 and 2018 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s custodian bank.
ProShares VIX
Mid-Term
Futures ETF
As of September 30, 2019 and 2018, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2019
	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	January 2020	$432	18.83	1,000	$8,132,400
VIX Futures (CBOE)	Long	February 2020	786	19.08	1,000	14,992,950
VIX Futures (CBOE)	Long	March 2020	786	19.08	1,000	14,992,950
VIX Futures (CBOE)	Long	April 2020	354	19.23	1,000	6,805,650

Futures Positions as of September 30, 2018
						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
VIX Futures (CBOE)	Long	January 2019	234	$15.73	1,000	$3,679,650
VIX Futures (CBOE)	Long	February 2019	389	15.93	1,000	6,194,825
VIX Futures (CBOE)	Long	March 2019	389	16.28	1,000	6,330,975
VIX Futures (CBOE)	Long	April 2019	156	16.43	1,000	2,562,300

The September 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of September 30, 2019 and 2018, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2019
	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	October 2019	9,333	$17.13	1,000	$159,827,625
VIX Futures (CBOE)	Long	November 2019	7,636	18.28	1,000	139,547,900

Futures Positions as of September 30, 2018
						Notional
	Long or			Valuation	Contract	Amount at
Contract	Short	Expiration	Contracts	Price	Multiplier	Value
VIX Futures (CBOE)	Long	October 2018	6,448	$13.98	1,000	$90,110,800
VIX Futures (CBOE)	Long	November 2018	4,305	14.98	1,000	64,467,375

The September 30, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K/A
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
, and requiring that the lead plaintiff file an amended consolidated complaint by June 21, 2019. The Sponsor and the Trust filed a Motion to Dismiss on August 2, 2019. The plaintiffs filed a second amended consolidated complaint on September 6, 2019, which the Sponsor and the Trust moved to dismiss on September 27, 2019. Counsel for the Trust believes the second amended consolidated complaint (as with the prior complaints) is without merit and that the lawsuit will not adversely impact the operation of the Trust, ProShares Short VIX Short-Term Futures ETF, or any of its other Funds. The Trust and the Sponsor intend to vigorously defend against the lawsuit. The Trust and the Sponsor cannot predict the outcome of the lawsuit. Accordingly, no loss contingency has been recorded in the Statement of Financial Condition and the amount of loss, if any, cannot be reasonably estimated at this time. ProShares Short VIX Short-Term Futures ETF may incur expenses in defending against the lawsuit.
Item 1A. Risk Factors.
There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, filed on March 25, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.

			Sale Price of Shares		Sale Price of Shares Sold
		Shares Sold For the	Sold For the Three	Shares Sold For the	For the Nine Months
Title of Securities	Amount Registered As of	Three Months Ended	Months Ended	Nine Months Ended	Ended September 30,
Registered	September 30, 2019	September 30, 2019	September 30, 2019	September 30, 2019	2019
ProShares Short Euro Common Units of Beneficial Interest	$140,213,786	—	$—	300,000	$13,205,150
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	8,945,616,566	850,000	47,223,413	1,150,000	62,093,409
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	3,767,599,303	15,250,000	251,894,456	25,650,000	437,596,722
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	353,205,850	800,000	9,839,170	3,650,000	65,142,814
ProShares Ultra Euro Common Units of Beneficial Interest	90,976,566	—	—	50,000	744,567
ProShares Ultra Gold Common Units of Beneficial Interest	246,598,845	450,000	21,152,973	850,000	36,017,830
ProShares Ultra Silver Common Units of Beneficial Interest	1,200,576,548	750,000	23,886,106	2,050,000	55,464,494
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	6,661,218,948	23,650,000	634,964,519	55,850,000	1,949,376,975
ProShares Ultra Yen Common Units of Beneficial Interest	132,956,903	—	—	100,000	5,758,562
ProShares UltraPro 3x Crude Oil ETF Common Units of Beneficial Interest	829,485,301	6,450,000	105,360,630	9,100,000	159,516,428
ProShares UltraPro 3x Short Crude Oil ETF Common Units of Beneficial Interest	908,565,729	8,050,000	121,691,358	9,750,000	159,853,614
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	162,940,781	50,000	3,004,977	50,000	3,004,977
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	1,353,775,887	8,450,000	127,731,733	16,700,000	270,984,807

			Sale Price of Shares		Sale Price of Shares Sold
		Shares Sold For the	Sold For the Three	Shares Sold For the	For the Nine Months
Title of Securities	Amount Registered As of	Three Months Ended	Months Ended	Nine Months Ended	Ended September 30,
Registered	September 30, 2019	September 30, 2019	September 30, 2019	September 30, 2019	2019
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$663,864,980	300,000	$7,960,389	800,000	$18,993,016
ProShares UltraShort Euro Common Units of Beneficial Interest	1,857,267,878	100,000	2,628,221	450,000	11,462,917
ProShares UltraShort Gold Common Units of Beneficial Interest	197,613,808	150,000	8,009,298	550,000	36,655,009
ProShares UltraShort Silver Common Units of Beneficial Interest	887,571,447	300,000	8,840,384	850,000	30,574,755
ProShares UltraShort Yen Common Units of Beneficial Interest	906,315,192	—	—	450,000	34,403,213
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	471,970,126	350,000	7,593,407	1,125,000	24,946,172
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	1,157,471,315	8,875,000	169,898,748	21,000,000	473,318,044

Total Trust:		74,825,000	$1,551,679,782	150,475,000	$3,849,113,475

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
Date: November 8, 2019

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: November 8, 2019