Form 10-K
period 2019-12-31
ProShares Trust II
filed 2020-02-28
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019.

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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
of the Exchange Act.).
☐
  Yes
☒
  No
As of December 31, 2019, the registrant had 130,367,767 shares of common stock, $0 par value per share, outstanding.
The aggregate market value of each Fund’s units held by
non-affiliates
as of June 30, 2019 and the number of outstanding units for each Fund as of February 21, 2020 are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2019	Number of Outstanding Units as of February 21, 2020
ProShares Short Euro	$22,130,000	50,000
ProShares Short VIX Short-Term Futures ETF	333,148,618	3,584,307
ProShares Ultra Bloomberg Crude Oil	375,992,644	29,311,317
ProShares Ultra Bloomberg Natural Gas	33,799,848	7,528,150
ProShares Ultra Euro	5,804,000	400,000
ProShares Ultra Gold	85,410,000	2,200,000
ProShares Ultra Silver	178,626,866	7,296,526
ProShares Ultra VIX Short-Term Futures ETF	548,899,419	40,380,912
ProShares Ultra Yen	5,807,257	49,970
ProShares UltraPro 3x Crude Oil ETF	112,200,000	15,500,000
ProShares UltraPro 3x Short Crude Oil ETF	15,715,094	1,724,906
ProShares UltraShort Australian Dollar	8,364,000	100,000
ProShares UltraShort Bloomberg Crude Oil	69,162,814	3,539,884
ProShares UltraShort Bloomberg Natural Gas	3,817,363	174,832
ProShares UltraShort Euro	134,302,000	3,950,000
ProShares UltraShort Gold	18,145,295	346,977
ProShares UltraShort Silver	14,011,144	466,976
ProShares UltraShort Yen	47,696,843	499,290
ProShares VIX Mid-Term Futures ETF	38,120,777	2,262,403
ProShares VIX Short-Term Futures ETF	246,663,184	26,001,317

DOCUMENTS INCORPORATED BY REFERENCE:
None.
THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM
10-K
CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I.
Item 1.	Business.

Summary
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2019, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Annual Report on Form
10-K.
The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds.”
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
The Sponsor also serves as the Trust’s commodity pool operator. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under “the Commodity Exchange Act (the “CEA”), and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.
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

Each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half
the inverse
(-0.5x)
or the inverse
(-1x)
of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of its corresponding benchmark. The “UltraPro Short” Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half
times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. The “UltraPro” Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both for a single day and over time, that match (1x) the performance of its corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.
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
ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares Ultra Silver, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, and ProShares Ultra Bloomberg Natural Gas are benchmarked to indexes designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different in amount and possibly even direction from the daily performance of the price of the related physical commodities.
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
Investment Objectives of the “UltraPro” Funds
The UltraPro Fund seeks daily investment results, before fees and expenses, that correspond to three times (3x) the performance of its corresponding benchmark. The UltraPro Fund does not seek to achieve its stated objective over a period greater than a single day. A “single day” is measured from the time the UltraPro Fund calculates its NAV to the time of the Fund’s next NAV calculation. If the UltraPro Fund is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately three times as much on a percentage basis as the level of the benchmark when the benchmark rises. Conversely, its value on a given day, before fees and expenses, should lose approximately three times as much on a percentage basis as the level of the benchmark when the benchmark declines. The UltraPro Fund acquires long exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraPro Fund’s benchmark such that the UltraPro Fund has exposure intended to approximate three times (3x) the benchmark at the time of its NAV calculation.
The UltraPro Short Fund seeks daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the performance of the benchmark. The UltraPro Short Fund does not seek to achieve its stated objectives over a period greater than a single day. A “single day” is measured from the time the UltraPro Short Fund calculates its NAV to the time of the Fund’s next NAV calculation. If the UltraPro Short Fund is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately three times as much on a percentage basis as the level of the benchmark when the benchmark declines. Conversely, its value on a given day, before fees and expenses, should lose approximately three times as much on a percentage basis as the level of the benchmark when the benchmark rises. The UltraPro Short Fund acquires inverse exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraPro Short Fund’s benchmark such that the UltraPro Short Fund has exposure intended to approximate three times the inverse
(-3x)
of the benchmark at the time of its NAV calculation.
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
: The Bloomberg WTI Crude Oil Subindex
SM
. The Bloomberg WTI Crude Oil Subindex is designed to track crude oil futures prices.
ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas
: The Bloomberg Natural Gas Subindex
SM
. The Bloomberg Natural Gas Subindex is designed to track natural gas futures prices traded on the NYMEX.
ProShares UltraShort Gold
and
ProShares Ultra Gold
: The Bloomberg Gold Subindex
SM
. The Bloomberg Gold Subindex
SM
is intended to reflect the performance of gold, as measured by the price of COMEX gold futures contracts.
ProShares UltraShort Silver
and
ProShares Ultra Silver
: The Bloomberg Silver Subindex
SM
. The Bloomberg Silver Subindex
SM
is intended to reflect the performance of silver, as measured by the price of COMEX silver futures contracts.
ProShares UltraShort Australian Dollar
: The 4:00 p.m. (Eastern Time) spot price of the Australian dollar versus the U.S. dollar using Australian dollar/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency.
ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro
: The 4:00 p.m. (Eastern Time) spot price of the euro versus the U.S. dollar, using euro/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency.
ProShares UltraShort Yen and ProShares Ultra Yen
: The 4:00 p.m. (Eastern Time) spot price of the Japanese yen versus the U.S. dollar using the Japanese yen/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency.
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
Certain of the Funds may obtain exposure through Financial Instruments to a representative sample of the components in its underlying index, which have aggregate characteristics similar to those of the underlying benchmark. This “sampling” process typically involves selecting a representative sample of components in the benchmark principally to enhance liquidity and reduce transaction costs while seeking to maintain high correlation with, and similar aggregate characteristics (e.g., underlying commodities and valuations) to, the underlying benchmark. In addition, the Funds may obtain exposure to components not included in the underlying benchmark, invest in assets that are not included in the underlying benchmark or may overweight or underweight certain components contained in the underlying benchmark. For further discussion of the Financial Instruments, see “Information about Financial Instruments and Commodities Markets” below.

Information about Financial Instruments and Commodities Markets
Swap Agreements
Swap agreements are
two-party
contracts that have traditionally been entered into primarily by institutional investors in over the counter (“OTC”) markets for a specified period ranging from a day to more than a year. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivatives markets, including a requirement to execute certain swap and forward transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index for a fixed or floating rate of return (the “interest rate leg,” which will also include the cost of borrowing for short swaps) in respect of a predetermined notional amount. The notional amount of the agreement reflects the extent of a Fund’s total investment exposure under the swap agreement. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to the notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis,
i.e.
, the two payment streams are netted out in a cash settlement on the payment date specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects a Fund’s total investment exposure under the swap agreement (
i.e.
, the entire face amount or principal of a swap agreement), the net amount is a Fund’s current obligations (or rights) under the swap agreement, which is the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date. In a typical swap agreement entered into by an UltraShort Fund or a Short Fund, absent fees, transaction costs and interest, such Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases. In a typical swap agreement entered into by an Ultra Fund or an UltraPro Fund, absent fees, transaction costs and interest, the Ultra Fund or UltraPro Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases.
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
The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. See “Item 1A. Risk Factors. Failure of the FCMs to segregate assets may increase losses in the Funds.” in this Annual Report on Form
10-K.
The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.
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
SM
and its
Sub-Indexes
Overview of the Bloomberg Family of Indices
Bloomberg WTI Crude Oil Subindex
SM
ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil are designed to correspond, before fees and expenses, to two times the inverse
(-2x)
or two times (2x), respectively, of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
, a
sub-index
of the Bloomberg Commodity Index. ProShares UltraPro Short 3x Crude Oil ETF and ProShares UltraPro 3x Crude Oil ETF are designed to correspond, before fees and expenses, to three times the inverse
(-3x)
or three times (3x), respectively, of the daily performance of the Bloomberg WTl Crude Oil Subindex
SM
, a
sub-index
of the Bloomberg Commodity Index. The Bloomberg WTI Crude Oil Subindex
SM
is intended to reflect the performance of crude oil as measured by the price of futures contracts of West Texas Intermediate sweet, light crude oil traded on the NYMEX, including the impact of rolling, without regard to income earned on cash positions. The performance of the crude oil futures market is normally very different than the performance of the physical crude oil market (
e.g.
, the price of crude oil at port). See “Item 1A. Risk Factors. The Oil Funds are linked to an index comprised of crude oil futures contracts, and are not directly linked to the “spot” price of crude oil. Oil futures contracts may perform very differently from the spot price of crude oil.” in this Annual Report on Form
10-K.
The Bloomberg WTI Crude Oil Subindex
SM
is based on the Crude Oil component of the Bloomberg Commodity Index, which is described above under “Bloomberg Commodity Index
SM
,” and tracks what is known as a rolling futures position. The roll occurs over a period of five Bloomberg business days in certain months according to a pre-determined
schedule, generally beginning on the sixth business day of the month and ending on the tenth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The exact roll methodology differs between certain commodities. The Bloomberg WTI Crude Oil Subindex
SM
will reflect the performance of its underlying crude oil futures contracts, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form
10-K.
Bloomberg Natural Gas Subindex
SM
ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas are designed to correspond, before fees and expenses, to two times the inverse
(-2x)
or two times (2x), respectively, of the daily performance of the Bloomberg Natural Gas Subindex
SM
, a sub-index of the Bloomberg Commodity Index. The Bloomberg Natural Gas Subindex
SM
is intended to reflect the performance of a rolling position in natural gas futures contracts traded on the NYMEX without regard to income earned on cash positions. An investment in natural gas futures contracts may often perform very differently than the price of physical natural gas (e.g., the wellhead or end-user
price of natural gas). See “Item 1A. Risk Factors. The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form
10-K.
The Bloomberg Natural Gas Subindex
SM
is based on the Natural Gas component of the Bloomberg Commodity Index, which is described above under “Bloomberg Commodity Index
SM
,” and tracks what is known as a rolling futures position. The roll occurs over a period of five Bloomberg Commodity Index business days in certain months according to a pre-determined
schedule, generally beginning on the sixth business day of the month and ending on the tenth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The exact roll methodology differs between certain commodities. The index will reflect the performance of its underlying natural gas contracts, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form
10-K.
Bloomberg Gold Subindex
SM
ProShares Ultra Gold and ProShares UltraShort Gold are designed to correspond, before fees and expenses, to two times (2x) or two times the inverse
(-2x),
respectively, of the daily performance of the Bloomberg Gold Subindex
SM
, a
sub-index
of the Bloomberg Commodity Index. The Bloomberg Gold Subindex is intended to reflect the performance of gold, as measured by the price of COMEX gold futures contracts, including the impact of rolling, without regard to income earned on cash positions. The Gold Subindex is not directly linked to the “spot price” of gold. Futures contracts may perform very differently from the spot price of gold.

The Gold Subindex is based on the gold component of the Bloomberg Commodity Index and tracks what is known as a rolling futures position. Unlike equities, which entitle the holder to a continuing stake in a corporation, commodity futures contracts specify a delivery date for the underlying physical commodity or its cash equivalent. The Gold Subindex is a “rolling index,” which means that the Gold Subindex does not take physical possession of any commodities. An investor with a rolling futures position is able to avoid delivering (or taking delivery of) underlying physical commodities while maintaining exposure to those commodities. The roll occurs over a period of five Gold Subindex business days in certain months according to a pre-determined
schedule, generally beginning on the sixth business day of the month and ending on the tenth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The Gold Subindex will reflect the performance of its underlying gold futures contracts, including the impact of rolling, without regard to the income earned on cash positions.
Bloomberg Silver Subindex
SM
ProShares Ultra Silver and ProShares UltraShort Silver are designed to correspond, before fees and expenses, to two times (2x) or two times the inverse
(-2x),
respectively, of the daily performance of the Bloomberg Silver Subindex
SM
, a
sub-index
of the Bloomberg Commodity Index. The Bloomberg Silver Subindex is intended to reflect the performance of silver, as measured by the price of COMEX silver futures contracts, including the impact of rolling, without regard to income earned on cash positions. The Silver Subindex is not directly linked to the “spot price” of silver. Futures contracts may perform very differently from the spot price of silver.
The Silver Subindex is based on the silver component of the Bloomberg Commodity Index and tracks what is known as a rolling futures position. Unlike equities, which entitle the holder to a continuing stake in a corporation, commodity futures contracts specify a delivery date for the underlying physical commodity or its cash equivalent. The Silver Subindex is a “rolling index,” which means that the Silver Subindex does not take physical possession of any commodities. An investor with a rolling futures position is able to avoid delivering (or taking delivery of) underlying physical commodities while maintaining exposure to those commodities. The roll occurs over a period of five Silver Subindex business days in certain months according to a pre-determined
schedule, generally beginning on the sixth business day of the month and ending on the tenth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The Silver Subindex will reflect the performance of its underlying silver futures contracts, including the impact of rolling, without regard to the income earned on cash positions.
Information about the Index Licensor
“BLOOMBERG
®
”, “BLOOMBERG WTI CRUDE OIL SUBINDEX
SM
”, “BLOOMBERG NATURAL GAS SUBINDEX
SM
”, “BLOOMBERG GOLD SUBINDEX
SM
” and “BLOOMBERG SILVER SUBINDEX
SM
” ARE SERVICE MARKS OF BLOOMBERG FINANCE L.P. AND ITS AFFILIATES (COLLECTIVELY, “BLOOMBERG”) AND HAVE BEEN LICENSED FOR USE FOR CERTAIN PURPOSES BY PROSHARES TRUST II (“LICENSEE”).

The Funds are not sponsored, endorsed, sold or promoted by Bloomberg, UBS AG, UBS Securities LLC (“UBS Securities”), or any of their subsidiaries or affiliates. None of Bloomberg, UBS AG, UBS Securities, or any of their subsidiaries or affiliates makes any representation or warranty, express or implied, to the owners of or counterparts to the Funds or any member of the public regarding the advisability of investing in securities or commodities generally or in the Funds particularly. The only relationship of Bloomberg, UBS AG, UBS Securities, or any of their subsidiaries or affiliates to the Licensee is the licensing of certain trademarks, trade names and service marks and of the Bloomberg Commodity Index
SM
, Bloomberg WTI Crude Oil Subindex
SM
, Bloomberg Natural Gas Subindex
SM
, Bloomberg Gold Subindex
SM
and Bloomberg Silver Subindex
SM
which are determined, composed and calculated by Bloomberg in conjunction with UBS Securities without regard to the Licensee or the Funds. Bloomberg and UBS Securities have no obligation to take the needs of the Licensee or the shareholders of the Funds into consideration in determining, composing or calculating the Bloomberg Commodity Index
SM
, the Bloomberg WTI Crude Oil Subindex
SM
, Bloomberg Natural Gas Subindex
SM
,
the Bloomberg Gold Subindex
SM
or the Bloomberg Silver Subindex
SM
. None of Bloomberg, UBS AG, UBS Securities, or any of their respective subsidiaries or affiliates is responsible for or has participated in the determination of the timing of, prices at, or quantities of the shares of the Funds that have been or are to be issued or in the determination or calculation of the equation by which the Shares of the Funds are converted into cash. None of Bloomberg, UBS AG, UBS Securities or any of their subsidiaries or affiliates shall have any obligation or liability, including, without limitation, to Fund shareholders, in connection with the administration, marketing or trading of the Funds. Notwithstanding any of the foregoing, UBS AG, UBS Securities and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Licensee, but which may be similar to and competitive with the Funds. In addition, UBS AG, UBS Securities and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Bloomberg Commodity Index
SM
, Bloomberg WTI Crude Oil Subindex
SM
, Bloomberg Natural Gas Subindex
SM
Bloomberg Gold Subindex
SM
and Bloomberg Silver Subindex
SM
), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Bloomberg Commodity Index
SM
, the Bloomberg WTI Crude Oil Subindex
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
, the Bloomberg Silver Subindex
SM
and Fund shares.
This Annual Report on Form
10-K
relates only to the Funds and does not relate to the exchange-traded physical commodities underlying any of the Bloomberg Commodity Index
SM
, the Bloomberg WTI Crude Oil Subindex
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
or the Bloomberg Silver Subindex
SM
components. Purchasers of the Shares should not conclude that the inclusion of a futures contract in the Bloomberg Commodity Index
SM
, the Bloomberg WTI Crude Oil Subindex
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
, or the Bloomberg Silver Subindex
SM
is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by Bloomberg, UBS AG, UBS Securities or any of their subsidiaries or affiliates. The information in this Annual Report on Form
10-K
regarding the components of the Bloomberg Commodity Index
SM
, the Bloomberg WTI Crude Oil Subindex
SM
, Bloomberg Natural Gas Subindex
SM
, Bloomberg Gold Subindex
SM
and Bloomberg Silver Subindex
SM
has been derived solely from publicly available documents. None of Bloomberg, UBS AG, UBS Securities or any of their subsidiaries or affiliates has made any due diligence inquiries with respect to the Bloomberg Commodity Index
SM
, the Bloomberg WTI Crude Oil Subindex
SM
, Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
or the Bloomberg Silver Subindex
SM
components in connection with the Funds. None of Bloomberg, UBS AG, UBS Securities or any of their subsidiaries or affiliates makes any representation that these publicly available documents or any other publicly available information regarding the Bloomberg Commodity Index
SM
, the Bloomberg WTI Crude Oil Subindex
SM
, Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
or the Bloomberg Silver Subindex
SM
components, including without limitation a description of factors that affect the prices of such components, are accurate or complete.

NONE OF BLOOMBERG, UBS AG, UBS SECURITIES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE BLOOMBERG COMMODITY INDEX
SM
, THE BLOOMBERG WTI CRUDE OIL SUBINDEX
SM
, BLOOMBERG NATURAL GAS SUBINDEX
SM
, THE BLOOMBERG GOLD SUBINDEX
SM
OR THE BLOOMBERG SILVER SUBINDEX
SM
OR ANY DATA RELATED THERETO AND NONE OF BLOOMBERG, UBS AG, UBS SECURITIES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES SHALL HAVE ANY LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. NONE OF BLOOMBERG, UBS AG, UBS SECURITIES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE LICENSEE, FUND SHAREHOLDERS, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE BLOOMBERG COMMODITY INDEX
SM
, THE BLOOMBERG WTI CRUDE OIL SUBINDEX
SM
, BLOOMBERG NATURAL GAS SUBINDEX
SM
OR ANY DATA RELATED THERETO. NONE OF BLOOMBERG, UBS AG, UBS SECURITIES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE BLOOMBERG COMMODITY INDEX
SM
, THE BLOOMBERG WTI CRUDE OIL SUBINDEX
SM
, THE BLOOMBERG NATURAL GAS SUBINDEX
SM
, THE BLOOMBERG GOLD SUBINDEX
SM
OR THE BLOOMBERG SILVER SUBINDEX
SM
OR ANY DATA RELATED THERETO. WITHOUT LIMITING ANY OF THE FOREGOING, TO THE MAXIMUM EXTENT ALLOWED BY LAW, BLOOMBERG ITS LICENSORS (INCLUDING UBS AG AND UBS SECURITIES) AND THEIR RESPECTIVE EMPLOYEES, CONTRACTORS, AGENTS, SUPPLIERS AND VENDORS SHALL HAVE NO LIABILITY OR RESPONSIBILITY WHATSOEVER FOR ANY INJURY OR DAMAGES WHETHER DIRECT, INDIRECT, CONSEQUENTIAL, INCIDENTAL, PUNITIVE OR OTHERWISE ARISING IN CONNECTION WITH THE PRODUCTS OR THE BLOOMBERG COMMODITY INDEX
SM
, THE BLOOMBERG NATURAL GAS SUBINDEX
SM
, THE BLOOMBERG GOLD SUBINDEX
SM
OR THE BLOOMBERG SILVER SUBINDEX
SM
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

Euro
ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro are designed to correspond, before fees and expenses, to the inverse
(-1),
two times the inverse
(-2x),
or two times (2x), respectively, of the daily performance of the euro spot price versus the U.S. dollar. These Funds use the 4:00 p.m. (Eastern Time) euro/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.
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
At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2019, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, Spain and the Vatican City.
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

The level of each VIX Futures Index will be published by Bloomberg L.P. in real time and at the close of trading on each VIX Futures Index business day under the following ticker symbols:

Index	Bloomberg Ticker Symbol
S&P 500 VIX Short-Term Futures Index	SPVXSP
S&P 500 VIX Mid-Term Futures Index	SPVXMPID
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
While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected
30-day
volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on December 31, 2019, the VIX was 25.42 and the price of the January 2020 VIX futures contracts expiring on January 16, 2020 was 24.18. In this example, the price of the VIX represented the
30-day
implied, or “spot,” volatility (the volatility expected for the period from December 31, 2019 to January 16, 2019) of the S&P 500 and the March VIX futures contracts represented forward implied volatility (the volatility expected for the period from January 16, 2020 to February 13, 2020 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the
30-day
forward period covered by the VIX futures contract than in the
30-day
spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.
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

The S&P 500
The S&P 500 is an index that measures
large-cap
U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-
mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2019, the S&P 500 included companies with capitalizations between $2.3 billion and $785 billion. The average capitalization of the companies comprising the Index was approximately $43.7 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indicies have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indicies. S&P may from time-to-time,
in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.
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
NEITHER S&P DOW JONES INDICES NOR THIRD PARTY LICENSOR GURANTEES THE ADEQUACY, ACCURACY, TIMELINESS, AND/OR THE COMPLETENESS OF THE S&P 500 VIX MID-TERM FUTURES INDEX OR ANY DATA RELATED THERETO OR ANY COMMUNICATION INCLUDING BUT NOT LIMITED TO, ORAL OR WRITTEN COMMUNCATION, (INCLUDING ELECTRONIC COMMUNICATIONS) WITH RESEPECT THERETO. NEITHER S&P DOW JONES INDICES NOR Cboe SHALL BE SUBJECT TO ANY DAMANGES OR LIABILITY FOR ANY ERRORS, OMISSIONS, OR DELAYS THEREIN. S&P DOW JONES INDICES AND Cboe MAKES NO EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES, OF MERCHANTABILITY OR FITNESS FOR A PARCIULAR PRUPOSE OR USE AS TO RESULTS TO BE OBTAINED BY PROSHARES TRUST II, ON BEHALF OF ITS APPLICABLE SERIES, AND PROSHARE CAPITAL MANAGEMENT LLC, OWNERS OF THE FUND, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE S&P 500 VIX SHORT-TERM FUTURES ER MCAP INDEX OR WITH RESPECT TO ANY DATA RELATED THERETO. IN NO EVENT WHATSOEVER SHALL S&P DOW JONES INDICES OR Cboe, BE LIABLE FOR ANY INDEIRECT, SPECIAL, INCIDENTAL, PUNITIVE, OR CONSEQUENTIAL DAMAGES INCLUDING BUT NOT LIMITED TO, LOSS OF PROFITS, TRADING LOSSES, LOST TIME OR GOODWILL, EVEN IF THEY HAVE BEEN ADVISED OF THE POSSIBLITY OF SUCH DAMAGES, WHETHER IN CONTRACT, TORT, STRICT LIABILITY, OR OTHERWISE. THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS BETWEEN S&P DOW JONES INDICES AND PROSHARES TRUST II, ON BEHALF OF ITS APPLICABLE SERIES, OR PROSHARES CAPITAL MANAGEMENT LLC
,
OTHER THAN THE LICENSORS OF S&P DOW JONES INDICES.

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
If permitted by the Sponsor in its sole discretion with respect to a Fund, an Authorized Participant may also agree to enter into or arrange for an exchange of a futures contract for a related position (“EFCRP”) or block trade with the relevant Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an EFCRP to affect an order to redeem Creation Units.
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

Underlying Benchmark	Create/Redeem Cutoff	NAV Calculation Time
Silver	1:00 p.m. (Eastern Time)	1:25 p.m. (Eastern Time)
Gold	1:00 p.m. (Eastern Time)	1:30 p.m. (Eastern Time)
S&P 500 VIX Short-Term Futures Index	2:00 p.m. (Eastern Time)	4:15 p.m. (Eastern Time)
S&P 500 VIX Mid-Term Futures Index	2:00 p.m. (Eastern Time)	4:15 p.m. (Eastern Time)
Bloomberg WTI Crude Oil Subindex SM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Bloomberg Natural Gas Subindex SM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Australian dollar	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Euro	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Yen	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
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
None of the Sponsor, the Administrator, the Transfer Agent, the Distributor or the Custodian will be liable for the suspension or rejection of any purchase order.
Redemption Procedures
The procedures by which an Authorized Participant may redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day, an Authorized Participant may place an order with the Distributor to redeem one or more Creation Units. If a redemption order is received prior to the applicable cut-off
time, or earlier if the Exchange, or other exchange material to the valuation or operation of such Fund, closes before the cut-off
time, the day on which SEI receives a valid redemption order is the redemption order date. If the redemption order is received after the applicable cut-off
time, the redemption order date will be the next day. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual shareholders may not redeem directly from a Fund.
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
Delivery of Redemption Proceeds
The redemption proceeds due from a Fund are delivered to the Authorized Participant at noon (Eastern Time), on the second Business Day immediately following the redemption order date if, by such time on such Business Day immediately following the redemption order date, a Fund’s DTC account has been credited with the Creation Units to be redeemed. The Fund should be credited through: (1) the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment basis. If a Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent whole Creation Units are received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent any remaining whole Creation Units are received if: (1) the Sponsor receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine, and; (2) the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by noon (Eastern Time), on such next Business Day. Any further outstanding amount of the redemption order may be cancelled. The Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio.
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
NAV
The NAV in respect of a Fund means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open Financial Instruments, and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of each Fund is computed by dividing the value of the net assets of such Fund (
i.e.
, the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. Each Fund’s NAV is calculated on each day other than a day when the Exchange is closed for regular trading. The Funds compute their NAVs at the times set forth below, or an earlier time as set forth on www.ProShares.com if necessitated by the Exchange or other exchange material to the valuation or operation of such Fund closing early. Each Fund’s NAV is calculated only once each trading day.

Fund	NAV Calculation Time
ProShares UltraShort Silver and ProShares Ultra Silver	1:25 p.m. (Eastern Time)	*
ProShares UltraShort Gold and ProShares Ultra Gold	1:30 p.m. (Eastern Time)	*
ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil	2:30 p.m. (Eastern Time)
ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF	2:30 p.m. (Eastern Time)
ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas	2:30 p.m. (Eastern Time)
ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro	4:00 p.m. (Eastern Time)
ProShares UltraShort Australian Dollar	4:00 p.m. (Eastern Time)
ProShares UltraShort Yen and ProShares Ultra Yen	4:00 p.m. (Eastern Time)
ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and
ProShares Short VIX Short-Term Futures ETF	4:15 p.m. (Eastern Time)
ProShares VIX Mid-Term Futures ETF	4:15 p.m. (Eastern Time)
*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.
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

Licensing Fee
The Sponsor pays S&P a licensing fee for use of the VIX Futures Indexes as the benchmarks for the VIX Funds. The Sponsor pays Bloomberg a licensing fee for the Bloomberg Commodity Index
SM
, as well as each subindex that serves as a benchmark for a Commodity Index Fund.
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

•	The term “Natural Gas Fund” refers to ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas ;
•	The term “Oil Fund” refers to ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares UltraPro 3x Short Crude Oil ETF, and ProShares Ultra Bloomberg Crude Oil;
•	The term “Precious Metal Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver; and
•	The term “Currency Fund” refers to ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Euro and ProShares Ultra Yen.
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
Each of the Geared Funds is “geared” in the sense that each has an investment objective to correspond, before fees and expenses, to the one-half
inverse (
e.g.
,
-0.5x),
inverse (
e.g.
,
-1x),
an inverse multiple (
e.g.
,
-2x,
3x), or a multiple (
e.g.
, 1.5x, 2x, 3x), of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half
inverse (
e.g.
,
-0.5x),
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
The historical five year average volatility of the benchmarks utilized by the Funds ranges from 8.23% to 79.27%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2019
S&P 500 VIX Short-Term Futures Index	SPVXSP	79.27%
S&P 500 VIX Mid-Term Futures Index	SPVXMPID	32.42%
Bloomberg WTI Crude Oil Subindex SM	BCOMCL	36.72%
Bloomberg Natural Gas Subindex SM	BCOMNG	39.81%
Bloomberg Gold Subindex SM	BCOMGC	12.86%
Bloomberg Silver Subindex SM	BCOMSI	22.00%
The US dollar price of the euro	USDEUR	8.23%
The US dollar price of the Japanese yen	USDJPY	8.46%
The US dollar price of the Australian dollar	USDAUD	9.37%

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
one-half
the inverse
(-0.5x),
the inverse
(-1),
two times the inverse
(-2x),
two times (2x), one and
one-half
times (1.5x), three times the inverse
(-3x)
or three times (3x) the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the tables below show, with a benchmark volatility of 40%, such a fund would return 3.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (
i.e.
, return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (
i.e.
, return less than) the benchmark performance times the multiple stated as the daily fund objective.

3
5

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
(-3x)
of the Performance of a Benchmark for a Single Day.

		Benchmark Volatility
One Year Benchmark Performance	Three Times Inverse (-3x) One Year Benchmark Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	180%	1462.5%	1439.2%	1371.5%	1265.2%	1129.1%	973.9%	810.5%	649.2%	498.3%	363.6%	248.6%	154.4%	80.2%	23.8%	-17.4%
-55%	165%	997.4%	981.1%	933.5%	858.8%	763.2%	654.2%	539.5%	426.2%	320.2%	225.6%	144.9%	78.7%	26.6%	-13.0%	-42.0%
-50%	150%	700.0%	688.1%	653.4%	599.0%	529.3%	449.8%	366.2%	283.6%	206.3%	137.4%	78.5%	30.3%	-7.7%	-36.6%	-57.7%
-45%	135%	501.1%	492.1%	466.0%	425.1%	372.8%	313.1%	250.3%	188.2%	130.1%	78.3%	34.1%	-2.1%	-30.7%	-52.4%	-68.2%
-40%	120%	363.0%	356.1%	336.0%	304.5%	264.2%	218.2%	169.8%	122.0%	77.3%	37.4%	3.3%	-24.6%	-46.6%	-63.3%	-75.5%
-35%	105%	264.1%	258.7%	242.9%	218.1%	186.4%	150.3%	112.2%	74.6%	39.4%	8.0%	-18.8%	-40.7%	-58.0%	-71.1%	-80.7%
-30%	90%	191.5%	187.2%	174.6%	154.7%	129.3%	100.4%	69.9%	39.8%	11.6%	-13.5%	-34.9%	-52.5%	-66.4%	-76.9%	-84.6%
-25%	75%	137.0%	133.5%	123.2%	107.1%	86.5%	62.9%	38.1%	13.7%	-9.2%	-29.7%	-47.1%	-61.4%	-72.7%	-81.2%	-87.5%
-20%	60%	95.3%	92.4%	83.9%	70.6%	53.6%	34.2%	13.8%	-6.3%	-25.2%	-42.0%	-56.4%	-68.2%	-77.5%	-84.5%	-89.7%
-15%	45%	62.8%	60.4%	53.4%	42.3%	28.1%	11.9%	-5.1%	-21.9%	-37.7%	-51.7%	-63.7%	-73.5%	-81.2%	-87.1%	-91.4%
-10%	30%	37.2%	35.1%	29.2%	19.9%	7.9%	-5.7%	-20.1%	-34.2%	-47.5%	-59.3%	-69.4%	-77.7%	-84.2%	-89.1%	-92.7%
-5%	15%	16.6%	14.9%	9.8%	1.9%	-8.3%	-19.8%	-32.0%	-44.1%	-55.3%	-65.4%	-74.0%	-81.0%	-86.5%	-90.8%	-93.8%
0%	0%	0.0%	-1.5%	-5.8%	-12.6%	-21.3%	-31.3%	-41.7%	-52.0%	-61.7%	-70.3%	-77.7%	-83.7%	-88.5%	-92.1%	-94.7%
5%	-15%	-13.6%	-14.9%	-18.6%	-24.5%	-32.0%	-40.6%	-49.7%	-58.6%	-66.9%	-74.4%	-80.7%	-85.9%	-90.0%	-93.2%	-95.4%
10%	-30%	-24.9%	-26.0%	-29.2%	-34.4%	-40.9%	-48.4%	-56.2%	-64.0%	-71.2%	-77.7%	-83.2%	-87.8%	-91.3%	-94.0%	-96.0%
15%	-45%	-34.2%	-35.2%	-38.1%	-42.6%	-48.3%	-54.8%	-61.7%	-68.5%	-74.8%	-80.5%	-85.3%	-89.3%	-92.4%	-94.8%	-96.5%
20%	-60%	-42.1%	-43.0%	-45.5%	-49.4%	-54.5%	-60.2%	-66.3%	-72.3%	-77.8%	-82.8%	-87.1%	-90.6%	-93.3%	-95.4%	-96.9%
25%	-75%	-48.8%	-49.6%	-51.8%	-55.3%	-59.7%	-64.8%	-70.2%	-75.4%	-80.4%	-84.8%	-88.6%	-91.7%	-94.1%	-95.9%	-97.3%
30%	-90%	-54.5%	-55.2%	-57.1%	-60.2%	-64.2%	-68.7%	-73.5%	-78.2%	-82.6%	-86.5%	-89.8%	-92.6%	-94.8%	-96.4%	-97.6%
35%	-105%	-59.4%	-60.0%	-61.7%	-64.5%	-68.0%	-72.1%	-76.3%	-80.5%	-84.4%	-87.9%	-90.9%	-93.4%	-95.3%	-96.8%	-97.9%
40%	-120%	-63.6%	-64.1%	-65.7%	-68.2%	-71.3%	-75.0%	-78.8%	-82.5%	-86.0%	-89.2%	-91.9%	-94.1%	-95.8%	-97.1%	-98.1%
45%	-135%	-67.2%	-67.7%	-69.1%	-71.3%	-74.2%	-77.5%	-80.9%	-84.3%	-87.4%	-90.3%	-92.7%	-94.7%	-96.2%	-97.4%	-98.3%
50%	-150%	-70.4%	-70.8%	-72.1%	-74.1%	-76.7%	-79.6%	-82.7%	-85.8%	-88.7%	-91.2%	-93.4%	-95.2%	-96.6%	-97.7%	-98.4%
55%	-165%	-73.1%	-73.5%	-74.7%	-76.5%	-78.9%	-81.5%	-84.4%	-87.1%	-89.7%	-92.0%	-94.0%	-95.6%	-96.9%	-97.9%	-98.6%
60%	-180%	-75.6%	-75.9%	-77.0%	-78.7%	-80.8%	-83.2%	-85.8%	-88.3%	-90.7%	-92.8%	-94.6%	-96.0%	-97.2%	-98.1%	-98.7%

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
Other things being equal, more significant movement in the value of its benchmark up or down will require more significant adjustments to a Fund’s portfolio.
Because of this, it is unlikely that the Geared Funds will be perfectly exposed (
i.e.
,
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
Each Geared Fund seeks to rebalance its portfolio on a daily basis. The time and manner in which a Geared Fund rebalances its portfolio may vary from day to day at the discretion of the Sponsor, depending upon market conditions and other circumstances. Unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing. The effects of these trading costs have been estimated and included in the Breakeven Table.

For general correlation risks of the Funds, please see “Correlation Risks For All Funds.” below.
Intraday Price Performance Risk.
Each Geared Fund is typically rebalanced at or about the time of its NAV calculation time (which may be other than at the close of the U.S. equity markets). As such, the intraday position of the Geared Fund will generally be different from the Geared Fund’s stated daily investment objective (
i.e.
,
-0.5x,
-1x,
-2x,
-3x,
1.5x, 2x, or 3x). When Shares are bought intraday, the performance of a Geared Fund’s Shares until the Fund’s next NAV calculation will generally be greater than or less than the Geared Fund’s stated daily inverse, inverse multiple or multiple.
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
Because the Oil Funds offered hereby include a three times (3x) or three times inverse
(-3x)
multiplier, a
single-day
movement in the benchmark for one of these Funds approaching 33% at any point in the day could result in the total loss or almost total loss of an investment in such Fund if that movement is contrary to the investment objective of the Fund. This would be the case with downward single-day
or intraday movements in the benchmark in the case of the UltraPro Fund or upward single day or intraday movements in the benchmark in the case of the UltraPro Short Fund, even if the benchmark maintains a level greater than zero at all times and even if the benchmark subsequently moves in an opposite direction, eliminating all or a portion of the prior adverse movement. It is not possible to predict when sudden large changes in the daily movement of a benchmark may occur.
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

In periods of financial turmoil, capital can move quickly out of countries or geographic regions that are perceived to be more vulnerable to the effects of the crisis than other countries or geographic regions, with sudden and severely adverse consequences to the currencies of those countries or geographic regions. Each of these factors could have a negative impact on the value of a Currency Fund. These factors interrelate in complex ways, and the effect of one factor on the market value of a Currency Fund may offset or enhance the effect of another factor. All of these factors are, in turn, sensitive to the monetary, fiscal and trade policies pursued by the relevant countries and those of other countries important to international trade and finance. In addition, information relating to
non-U.S.
countries or currencies may not be as well-known or as rapidly or thoroughly reported as information regarding the U.S. or the U.S. dollar.
The value of the Shares of the VIX Futures Fund relates directly to the value of, and realized gain or loss from, the Financial Instruments and other assets held by the Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in Shares of the VIX Futures Fund
.
Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by the VIX Futures Fund, including, but not limited to:
•	Prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500, the equity securities included in the S&P 500 and prevailing market prices of options on the S&P 500, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 and the VIX or VIX futures contracts;

•	Interest rates, and investors’ expectations concerning interest rates;

•	Inflation rates and investors’ expectations concerning inflation rates;

•	Economic, financial, political, regulatory, geographical, judicial and other events that affect the level of the
Mid-Term
VIX Futures Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivatives markets;

•	The level of margin requirements;

•	The position limits imposed by futures exchanges and any position or risk limits imposed by FCMs and swap counterparties;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500; and

•	The level of contango or backwardation in the VIX futures contract market.

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
The benchmark used by each Oil Fund, the Bloomberg WTI Crude Oil Subindex
SM
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
Risks Specific to ProShares UltraShort Euro, ProShares Short Euro and ProShares Ultra Euro
The European financial markets and the value of the euro have experienced significant volatility, in part related to unemployment, budget deficits and economic downturns. In addition, several member countries of the Economic and Monetary Union of the EU have experienced credit rating downgrades, rising government debt levels and, for certain EU member countries (including Greece, Spain, Portugal, Ireland and Italy), weaknesses in sovereign debt. These events, along with decreasing imports or exports, changes in governmental or EU regulations on trade, the default or threat of default by an EU member country on its sovereign debt and/or an economic recession in an EU member country may continue to cause prolonged volatility in euro-related investments. The exit of the UK from membership in the EU (referred to as “Brexit”) in January 2020, may adversely impact the economy of the UK. The effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace and replicate.
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
Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by the VIX Futures Fund, including, but not limited to:
•	Prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500, the equity securities included in the S&P 500 and prevailing market prices of options on the S&P 500, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 and the VIX or VIX futures contracts;

•	Interest rates, and investors’ expectations concerning interest rates;

•	Inflation rates and investors’ expectations concerning inflation rates;

•	Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of the Mid-Term VIX Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivatives markets;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500;

•	The level of contango or backwardation in the VIX futures contract market;

•	The position limits imposed by FCMs; and
•	The level of margin requirements.
Margin requirements for VIX futures contracts and position limits imposed by exchanges and/or FCMs may limit the VIX Futures Fund’s ability to achieve sufficient exposure and prevent the Fund from achieving its investment objective.
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
An FCM may compute margin requirements multiple times par day. When a Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or initial margin, they involve a high degree of leverage. A Fund with open positions is subject to maintenance or variation margin on its open positions. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the FCM. If the margin call is not met within a reasonable time, the FCM may close out a Fund’s position. If a Fund has insufficient cash to meet daily variation margin requirements, it might need to sell Financial Instruments at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of a Fund’s NAV.
VIX futures contracts have been subject to periods of sudden and extreme volatility. As a result, margin requirements for VIX futures contracts are higher than the margin requirements for most other types of futures contracts. In addition, the FCMs utilized by the Fund may impose margin requirements in addition to those imposed by the clearinghouse. Margin requirements are subject to change, and may be raised in the future by either or both the clearinghouse and the FCMs. High margin requirements could prevent the Fund from obtaining sufficient exposure to VIX futures contracts and may adversely affect the Fund’s ability to achieve its investment objective. An FCM’s failure to return required margin to the Fund on a timely basis may cause the Fund to delay redemption settlement dates and/or restrict, postpone or limit the right of redemption.
Futures contracts are subject to liquidity risk. Certain of the FCMs utilized by the Fund have imposed their own “position limits” on the Fund. Position limits restrict the amount of exposure to futures contracts the Fund can obtain through such FCMs. As a result, the Fund may need to transact through a number of FCMs to achieve its investment objective. If enough FCMs are not willing to transact with the Fund, or if the position limits imposed by such FCMs do not provide sufficient exposure, the Fund may not be able to achieve its investment objective
Risks Related to All Funds
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
Other than for cash management purposes, the Funds are not actively managed by traditional methods (
e.g.
, by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions). Rather, the Sponsor seeks to cause the NAV to track the daily performance of a benchmark in accordance with each Fund’s investment objective, even during periods in which the benchmark is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time regardless of the performance of an underlying benchmark, due to the effects of daily rebalancing, volatility and compounding, as applicable (see “Correlation Risks Specific to the Geared Funds” in this Annual Report on Form
10-K
for additional details).
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
Certain of the Funds invest in or have exposure to futures contracts and are subject to risks related to “rolling” such futures contracts, which is the process by which a Fund closes out a futures position prior to its expiration month and purchases an identical futures contract with a later expiration date. The Funds do not intend to hold futures contracts through expiration, but instead intend to “roll” their respective positions as they approach expiration. The contractual obligations of a buyer or seller holding a futures contract to expiration may be satisfied by settling in cash as designated in the contract specifications. As explained further below, the price of futures contracts further from the expiration may be higher (a condition known as “contango”) or lower (a condition known as “backwardation”), which can impact the Funds’ returns.
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
There have been extended periods in which contango or backwardation have existed in the futures contract markets for various types of futures contracts and such periods can be expected to occur in the future. These extended periods have caused in the past, and may cause in the future, significant losses, and these periods can have as much or more impact over time than movements in the level of a Fund’s benchmark. Additionally, because of the frequency with which the Funds may roll futures contracts, the impact of such contango or backwardation on Fund performance may be greater than it would have been if the Funds rolled futures contracts less frequently.

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
The discontinuance of LIBOR could cause or contribute to market volatility and could affect the market value and/or liquidity of the Funds’ investments.
Shareholders should be aware that (i) relevant regulatory announcements about the phase out of LIBOR, (ii) the possibility of changes being made to the basis on which LIBOR is calculated and published (or its ceasing to be published), (iii) uncertainty as to whether or how any alternative reference rate may replace LIBOR and (iv) any other actions taken by IBA, the FCA or any other entity with respect to LIBOR or its replacement (if any), could cause or contribute to market volatility and could affect the market value and/or liquidity of the Funds’ investments. The unavailability or replacement of LIBOR may affect the valuation of certain Fund investments. Any pricing adjustments to a Fund’s investments resulting from a substitute reference rate may also adversely affect the Fund’s performance and/or NAV. However, it is not possible at this time to predict or ascertain what precise impact these will have on the Funds.
Possible illiquid markets may exacerbate losses.
Financial Instruments cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption can also make it difficult to liquidate a position or find a swap or forward contract counterparty at a reasonable cost.
Market illiquidity may cause losses for the Funds. The large size of the positions which the Funds may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Instruments related to one benchmark, which in many cases is highly concentrated. Limits imposed by counterparties, exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to lack of liquidity with respect to some Financial Instruments.

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
The Funds are subject to the fees and expenses described herein which are payable irrespective of a Fund’s returns, as well as the effects of commissions, trading spreads, and embedded financing, borrowing costs and fees associated with applicable swaps, forwards, futures contracts, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality, short-term fixed-income or similar securities. Additional charges may include other fees as applicable. These fees and expenses have a negative impact on the Funds returns.
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
In addition, for the VIX Futures Fund, the Chicago Board Options Exchange, Incorporated (“Cboe”) can make methodological changes to the calculation of the VIX that could affect the value of VIX futures contracts and, consequently, the value of the VIX Futures Fund’s Shares. There can be no assurance that Cboe will not change the VIX calculation methodology in a way which may affect the value of the VIX Futures Fund’s Shares. The Cboe may also alter, discontinue or suspend calculation or dissemination of the VIX and/or exercise settlement value. It is also possible that third party may attempt to manipulate the value of the VIX Futures Index or the VIX. Any of these actions could adversely affect the value of such Fund’s Shares. S&P Dow Jones Indices may also make changes to the equity securities underlying the S&P 500 or the futures contracts included in the Index, or make other methodological changes that could change the level of the S&P 500.
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
Title VII of the Dodd-Frank Act (“Title VII”) created a regulatory regime for derivatives, with the CFTC responsible for the regulation of swaps and the SEC responsible for the regulation of “security-based swaps.” The SEC requirements have largely yet to be made effective, but the CFTC requirements are largely in place. The CFTC requirements have included rules for some of the types of transactions in which the Funds will engage, including mandatory clearing and exchange trading for certain categories of swaps, reporting, and margin for OTC swaps. Title VII also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are, or will be, subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The regulatory requirements under Title VII continue to be developed and there may be further modifications that could materially and adversely impact the Funds, the markets in which a Fund trades and the counterparties with which the Fund engages in derivatives transactions.
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
Counterparty Credit Risk
The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearinghouse in a similar manner as the Funds would for futures contracts. In the case of OTC derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction – typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to OTC derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, or other reasons, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.
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
In addition, cleared derivatives benefit from daily
marking-to-market
and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent that a Fund enters into cleared swap transactions, the Fund will deposit collateral with a FCM in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions (described above) but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting clearing broker. OTC derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.
Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of a Fund, subject to applicable law.
The counterparty risk for cleared derivatives transactions is generally lower than for OTC derivatives. Once a transaction is cleared, the clearinghouse is substituted and is a Fund’s counterparty on the derivative. The clearinghouse guarantees the performance of the other side of the derivative. Nevertheless, some risk remains, as there is no assurance that the clearinghouse, or its members, will satisfy its obligations to a Fund.
As of December 31, 2019, the Funds’ approved counterparties for swap agreements and forward contracts are Royal Bank of Canada, Citibank N.A., UBS AG, Goldman Sachs & Co., Goldman Sachs International and Societe Generale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form
 10-K).
Each Fund’s portfolio holdings identity its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

More information about Royal Bank of Canada, including its current financial statements, may be found on the SEC’s EDGAR website under CIK No. 0001000275 (for Royal Bank of Canada). More information about Citibank N.A., including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0000036684 (for Citibank N.A.). More information about UBS AG, including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0001114446 (for UBS AG). More information about Goldman Sachs & Co., including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0000042352 (for Goldman Sachs & Co. LLC) More information about Goldman Sachs International, a U.K. broker-dealer and subsidiary of The Goldman Sachs Group, Inc., may also be found on the SEC’s EDGAR website under CIK No. 0000886982 (for The Goldman Sachs Group, Inc.). The Goldman Sachs Group, Inc. consolidates the financial statements of each of its subsidiaries, including Goldman Sachs & Co. and Goldman Sachs International, with its own. More information about Societe Generale, a French public limited company, including its current financial statements as filed with the AMF (the French securities regulator), may be found on Societe Generale’s website. Please note that the references to third-party websites have been provided solely for informational purposes. Neither the Funds nor the Sponsor endorses or is responsible for the content or information contained on any third-party website, including with respect to any financial statements. In addition, neither the Funds nor the Sponsor makes any warranty, express or implied or assumes any legal liability or responsibility for the accuracy, completeness or usefulness of any such information.
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
To the extent that an investor purchases a Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the returns of that Fund or its underlying benchmark and other asset classes, such historic correlation may not continue or may reverse itself. In this circumstance, the diversification or other benefits sought may be limited or nonexistent. The diversification or other benefits sought by an investor in a Fund may also become limited or cease to exist if the Sponsor determines to change the Fund’s benchmark or otherwise modify the Fund’s investment objective or strategy.
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
A change to the investment objective, benchmark or strategies or the liquidation of a Fund could occur at a time that is disadvantageous to shareholders. When a Fund’s assets are sold as part of the Fund’s liquidation, the resulting proceeds distributed to shareholders may be less than those that may be realized in a sale outside of a liquidation context.
Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.
A Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the Exchange or any other exchange, marketplace or trading center, deemed to affect the normal operations of any of the Funds, is closed, or when trading is restricted or suspended on such exchanges in any of the Funds’ futures contracts, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Funds. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.
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
Competing claims of intellectual property rights may affect the Funds and an investment in the shares.
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
Under normal circumstances, the NAV of a Fund reflects the value of the Financial Instruments held by the Fund, as of the time the NAV is calculated. The NAV of the Funds includes, in part, any unrealized profits or losses on open Financial Instrument positions. In certain circumstances (e.g., if the Sponsor believes market quotations do not accurately reflect fair value of an investment, or a trading halt closes an exchange or market early), the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such position for such day. The fair value of an investment determined by the Sponsor may be different from other value determinations of the same investment. Such fair value prices generally would be determined based on available inputs about the current value of the underlying Reference Assets and would be based on principles that the Sponsor deems fair and equitable. The valuation method or errors in calculation of a Fund’s NAV also may cause the Fund’s NAV to be overstated or understated and may affect the performance of the Fund and value of an investment in the Shares.
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

Additionally, Authorized Participants with large holdings may choose to terminate the Trust. This power may be exercised by a relatively small number of holders and, if exercised, investors may have to find another vehicle in which to invest and may have difficulty finding one offering the same features as the Trust
Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.
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
Trading in Shares of a Fund may be halted due to market conditions or, in light of the applicable Exchange rules and procedures, for reasons that, in the view of the applicable Exchange, make trading in Shares of a Fund inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified decline or rise in a market index (
e.g.
, the Dow Jones Industrial Average) or in the price of a Fund’s Shares. Additionally, the ability to short sell a Fund’s Shares may be restricted when there is a 10% or greater change from the previous day’s official closing price. There can be no assurance that the requirements necessary to maintain the listing of the Shares of a Fund will continue to be met or will remain unchanged.
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
Shareholders’ tax liability may exceed cash distributions on the Shares.
Shareholders of each Fund may be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. Each Fund does not currently expect to make distributions with respect to capital gains or ordinary income. Accordingly, shareholders of a Fund will not receive cash distributions equal to their share of the Fund’s taxable income or the tax liability that results from such income. A Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own Shares in a Fund at the beginning of a month and sell them during the month, you are generally still considered a shareholder through the end of that month.
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
Due to the investment strategy of the Funds, the Funds may realize and pass-through to Shareholders significant amounts of ordinary income and short-term capital gains as opposed to long-term capital gains, which generally are taxed at a preferential rate. A Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own shares in a Fund at the beginning of a month and sell them during the month, the fund will generally still consider you a shareholder through the end of that month.
A Fund may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gains to any shareholder and decreases in allocations of items of deduction, loss, or credit to any shareholder without any offset for any corresponding reductions in allocations of items of income or gain to any shareholder or increases in allocations of items of deduction, loss, or credit to any shareholder. If a Fund is required to pay any U.S. federal income taxes on any imputed underpayment, the resulting tax liability would reduce the net assets of the Fund and would likely have an adverse impact on the value of the Shares. Under certain circumstances, a Fund may be eligible to make an election to cause the shareholders to take into account the amount of any imputed underpayment, including any interest and penalties. However, there can be no assurance that such election will be made or effective. If the election is made, the Fund would be required to provide shareholders who owned beneficial interests in the Shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjustment Statements”). Those shareholders would be required to take the adjustment into account in the taxable year in which the Adjustment Statements are issued.
A Fund could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of Shares.
Each Fund has received an opinion of counsel that, under current U.S. federal income tax laws, such will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that, inter alia
, (i) at least 90 percent of such Fund’s annual gross income will be derived from qualifying income which includes dividends, interest, capital gains from the sale or other disposition of stocks and debt instruments and, in the case of a partnership a principal activity of which is the buying and selling of commodities or certain positions with respect to commodities, income and gains derived from certain swap agreements or regulated futures or forward contracts with respect to commodities, (ii) such Fund is organized and operated in accordance with its governing agreements and applicable law and (iii) such Fund does not elect to be taxed as a corporation for federal income tax purposes. Although the Sponsor anticipates that each Fund has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, such result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to their classification that each Fund is treated as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that a Fund is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, such Fund would be subject to tax on its net income for the year at the 21% corporate tax rate. In addition, although each Fund does not currently intend to make distributions with respect to Shares, any distributions would be taxable to shareholders as dividend income. Taxation of a Fund as a corporation could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of the Shares.
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
OTC swap agreements submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the CFTC, SEC and/or federal banking regulators. Swap dealers also typically demand the unilateral ability to increase a Fund’s collateral requirements for cleared swap agreements beyond any regulatory and clearinghouse minimums. Such requirements may make it more difficult and costly for investment funds, such as the Funds, to enter into customized transactions. They may also render certain strategies in which a Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If a Fund decides to execute swap agreements through an exchange or execution facility, the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.
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
Swap dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank. This has increased and will continue to increase swap dealers’ costs, and these increased costs are generally passed through to other market participants such as the Funds in the form of higher upfront and mark-to-market
margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

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
In addition, regulations adopted by U.S. federal banking regulators that began to take effect in 2019 will require certain bank-regulated swap dealer counterparties and certain of their affiliates and subsidiaries, including swap dealers, to include in certain financial contracts, including many derivatives contracts, such as swap agreements, terms that delay or restrict the rights of counterparties, such as a Fund, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in the United Kingdom and the European Union that applies to the Funds’ counterparties located in those jurisdictions. It is possible that these new requirements could adversely affect the Funds’ ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements.
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

CFTC rules require each registered FCM to establish risk-based limits on position and order size. As a result, the Trust’s FCMs may be required to reduce their internal limits on the size of the positions they will execute or clear for the Funds, and the Trust may seek to use additional FCMs, which may increase the costs for the Funds and adversely affect the value of the Shares.
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
The regulation of commodity interest transactions and markets, including under the Dodd-Frank Act, is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In particular, the Dodd-Frank Act has expanded the regulation of markets, market participants and financial instruments. The regulatory regime under the Dodd-Frank Act has imposed additional compliance and legal burdens on participants in the markets for futures and other commodity interests. For example, under the Dodd-Frank Act new capital and risk requirements have been imposed on market intermediaries. Those requirements may cause the cost of trading to increase for market participants, like the Funds, that must interact with those intermediaries to carry out their trading activities. These increased costs can detract from the Funds’ performance.
A Fund’s performance could be adversely affected if the FCM reduces its internal risk limits for the Fund.
Further, CFTC rules require clearing member FCMs to establish risk-based limits on position and order size. As a result, the Trust’s FCMs may be required to reduce their internal limits on the size of the positions they will execute or clear for the Funds, and the Funds’ ability to transact in futures contracts could be reduced. Under these circumstances, the Trust may seek to use additional FCMs, which may increase the costs for the Funds, make the Funds’ trading less efficient or more prone to error, or adversely affect the value of the Shares.
The Funds and the Sponsor are subject to extensive legal and regulatory requirements.
The Funds are subject to a comprehensive scheme of regulation under the federal commodity futures trading and securities laws, as well as futures exchange rules and the rules and listing standards for their Shares. Each of the Funds and the Sponsor could each be subject to sanctions for a failure to comply with those requirements, which could adversely affect the Funds’ financial performance and their ability to pursue their investment objectives. In addition, the SEC, CFTC, and exchanges are empowered to intervene in their respective markets in response to extreme market conditions. Those interventions could adversely affect the Funds’ ability to pursue their investment objectives and could lead to losses for the Funds and their shareholders.
In addition, each of the Funds is subject to significant disclosure, internal control, governance, and financial reporting requirements because the Shares are publicly traded.

6
0

For example, the Funds are responsible for establishing and maintaining internal controls over financial reporting. Under this requirement, the Funds must adopt, implement and maintain an internal control system designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. The Funds are also required to adopt, implement, and maintain disclosure controls and procedures that are designed to ensure information required to be disclosed by the Funds in reports that they file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. There is a risk that the Funds’ internal controls over financial reporting and disclosure controls and procedures could fail to operate as designed or otherwise fail to satisfy SEC requirements. Such a failure could result in the reporting or disclosure of incorrect information or a failure to report information on a timely basis. Such a failure could be to the disadvantage of shareholders and could expose the Funds to penalties or otherwise adversely affect each of the Fund’s status under the federal securities laws and SEC regulations. Any internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation and other disclosure matters.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Not applicable.
Item 3. Legal Proceedings.
The Sponsor and the Trust are named as defendants in the following purported class action lawsuits filed in the United States District Court for the Southern District of New York on the following dates: (i) on January 29, 2019 and captioned
Ford v. ProShares Trust II et al
.; (ii) on February 27, 2019 and captioned
Bittner v. ProShares Trust II, et al
.; and (iii) on March 1, 2019 and captioned
Mareno v. ProShares Trust II, et al
. The allegations in the complaints are substantially the same, namely that the defendants violated Sections 11 and 15 of the 1933 Act, Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act, and Items 303 and 105 of Regulation S-K, 17 C.F.R. §§ 229.303(a)(3)(ii)), 229.105 by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the actions, along with a number of others. The Court consolidated the three actions and appointed lead plaintiffs and lead counsel. On January 3, 2020, the Court granted defendants’ motion to dismiss the consolidated class action in its entirety and ordered the case closed. On January 31, 2020, plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. The Trust and Sponsor will continue to vigorously defend against this lawsuit. The Trust and the Sponsor cannot predict the outcome of this action. ProShares Short VIX Short-Term Futures ETF may incur expenses in defending against such claims.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
a)	The Shares of each Fund that has commenced investment operations are listed on the NYSE Arca. The dates the Shares of each Fund began trading on the NYSE Arca and their symbols are indicated below:

Fund	Commencement of Operations	Ticker Symbol
ProShares Short Euro	June 26, 2012	EUFX
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL
ProShares Ultra Euro	November 25, 2008	ULE
ProShares Ultra Gold	December 3, 2008	UGL
ProShares Ultra Silver	December 3, 2008	AGQ
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY
ProShares Ultra Yen	November 25, 2008	YCL
ProShares UltraPro 3x Crude Oil ETF	March 24, 2017	OILU
ProShares UltraPro 3x Short Crude Oil ETF	March 24, 2017	OILD
ProShares UltraShort Australian Dollar	July 17, 2012	CROC
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD
ProShares UltraShort Euro	November 25, 2008	EUO
ProShares UltraShort Gold	December 3, 2008	GLL
ProShares UltraShort Silver	December 3, 2008	ZSL
ProShares UltraShort Yen	November 25, 2008	YCS
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY
The approximate number of holders of the Shares of each Fund as of December 31, 2019 was as follows:

Fund	Number of Holders
ProShares Short Euro	262
ProShares Short VIX Short-Term Futures ETF	11,794
ProShares Ultra Bloomberg Crude Oil	27,384
ProShares Ultra Bloomberg Natural Gas	3,935
ProShares Ultra Euro	796
ProShares Ultra Gold	5,703
ProShares Ultra Silver	19,106
ProShares Ultra VIX Short-Term Futures ETF	40,762
ProShares Ultra Yen	220
ProShares UltraPro 3x Crude Oil ETF	4,101
ProShares UltraPro 3x Short Crude Oil ETF	2,521
ProShares UltraShort Australian Dollar	195
ProShares UltraShort Bloomberg Crude Oil	5,571
ProShares UltraShort Bloomberg Natural Gas	981
ProShares UltraShort Euro	5,387
ProShares UltraShort Gold	1,476
ProShares UltraShort Silver	1,496
ProShares UltraShort Yen	1,701
ProShares VIX Mid-Term Futures ETF	3,124
ProShares VIX Short-Term Futures ETF	15,912
Total Trust:	152,427

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2019. The Funds have no obligation to make periodic distributions to Shareholders.
b)	Not applicable.

Title of Securities Registered	Amount Registered as of December 31, 2019	Shares Sold For the Three Months Ended December 31, 2019	Sale Price of Shares Sold For the Three Months Ended December 31, 2019	Shares Sold For the Year Ended December 31, 2019	Sale Price of Shares Sold For the Year Ended December 31, 2019
ProShares Short Euro
Common Units of Beneficial Interest	$140,213,786	—	$—	300,000	$13,205,150
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$8,945,616,566	350,000	$22,279,185	1,500,000	$84,372,594
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$3,767,599,303	8,400,000	$132,246,531	34,050,000	$569,843,253
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$353,205,850	4,600,000	$50,401,495	8,250,000	$115,544,309
ProShares Ultra Euro
Common Units of Beneficial Interest	$90,976,566	50,000	$678,115	100,000	$1,422,682
ProShares Ultra Gold
Common Units of Beneficial Interest	$246,598,845	50,000	$2,448,525	900,000	$38,466,355
ProShares Ultra Silver
Common Units of Beneficial Interest	$1,200,576,548	250,000	$7,276,965	2,300,000	$62,741,459
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$6,661,218,948	27,900,000	$504,882,722	83,750,000	$2,454,259,697
ProShares Ultra Yen
Common Units of Beneficial Interest	$132,956,903	100,000	$5,563,743	200,000	$11,322,305

Title of Securities Registered	Amount Registered as of December 31, 2019	Shares Sold For the Three Months Ended December 31, 2019	Sale Price of Shares Sold For the Three Months Ended December 31, 2019	Shares Sold For the Year Ended December 31, 2019	Sale Price of Shares Sold For the Year Ended December 31, 2019
ProShares UltraPro 3x Crude Oil ETF
Common Units of Beneficial Interest	$829,485,301	6,050,000	$91,792,208	15,150,000	$251,308,636
ProShares UltraPro 3x Short Crude Oil ETF
Common Units of Beneficial Interest	$908,565,729	10,850,000	$145,081,783	20,600,000	$304,935,397
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$162,940,781	—	$—	50,000	$3,004,977
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$1,353,775,887	9,250,000	$126,711,618	25,950,000	$397,696,425
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$663,864,980	400,000	$11,096,468	1,200,000	$30,089,484
ProShares UltraShort Euro
Common Units of Beneficial Interest	$1,857,267,878	600,000	$16,398,643	1,050,000	$27,861,560
ProShares UltraShort Gold
Common Units of Beneficial Interest	$197,613,808	50,000	$2,867,682	600,000	$39,522,691
ProShares UltraShort Silver
Common Units of Beneficial Interest	$887,571,447	150,000	$4,694,420	1,000,000	$35,269,175
ProShares UltraShort Yen
Common Units of Beneficial Interest	$906,315,192	—	$—	450,000	$34,403,213
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$471,970,126	275,000	$6,458,915	1,400,000	$31,405,087
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,157,471,315	9,800,000	$150,212,946	30,800,000	$623,530,990

Total Trust:		79,125,000	$1,281,091,964	229,600,000	$5,130,205,439

c)	From October 1, 2019 through December 31, 2019, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short Euro
10/01/19 to 10/31/19	350,000	$46.31
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	—	$—
ProShares Short VIX Short-Term Futures ETF
10/01/19 to 10/31/19	1,450,000	$57.00
11/01/19 to 11/30/19	850,000	$59.90
12/01/19 to 12/31/19	—	$—
ProShares Ultra Bloomberg Crude Oil
10/01/19 to 10/31/19	5,400,000	$16.82
11/01/19 to 11/30/19	3,350,000	$18.06
12/01/19 to 12/31/19	3,550,000	$19.52
ProShares Ultra Bloomberg Natural Gas
10/01/19 to 10/31/19	350,000	$13.47
11/01/19 to 11/30/19	550,000	$14.99
12/01/19 to 12/31/19	250,000	$9.88
ProShares Ultra Euro
10/01/19 to 10/31/19	—	$—
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	—	$—
ProShares Ultra Gold
10/01/19 to 10/31/19	150,000	$48.29
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	—	$—
ProShares Ultra Silver
10/01/19 to 10/31/19	100,000	$31.19
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	—	$—
ProShares Ultra VIX Short-Term Futures ETF
10/01/19 to 10/31/19	5,400,000	$28.50
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	4,400,000	$17.38
ProShares Ultra Yen
10/01/19 to 10/31/19	—	$—
11/01/19 to 11/30/19	50,000	$55.68
12/01/19 to 12/31/19	—	$—
ProShares UltraPro 3x Crude Oil ETF
10/01/19 to 10/31/19	3,600,000	$16.34
11/01/19 to 11/30/19	2,750,000	$18.28
12/01/19 to 12/31/19	2,050,000	$20.15
ProShares UltraPro 3x Short Crude Oil ETF
10/01/19 to 10/31/19	2,750,000	$17.87
11/01/19 to 11/30/19	1,650,000	$13.61
12/01/19 to 12/31/19	1,750,000	$12.94

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort Australian Dollar
10/01/19 to 10/31/19	50,000	$60.98
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	—	$—
ProShares UltraShort Bloomberg Crude Oil
10/01/19 to 10/31/19	2,550,000	$16.63
11/01/19 to 11/30/19	500,000	$14.78
12/01/19 to 12/31/19	1,550,000	$14.70
ProShares UltraShort Bloomberg Natural Gas
10/01/19 to 10/31/19	100,000	$28.30
11/01/19 to 11/30/19	200,000	$31.22
12/01/19 to 12/31/19	50,000	$35.31
ProShares UltraShort Euro
10/01/19 to 10/31/19	150,000	$27.35
11/01/19 to 11/30/19	700,000	$27.59
12/01/19 to 12/31/19	100,000	$27.19
ProShares UltraShort Gold
10/01/19 to 10/31/19	—	$—
11/01/19 to 11/30/19	50,000	$57.78
12/01/19 to 12/31/19	—	$—
ProShares UltraShort Silver
10/01/19 to 10/31/19	100,000	$27.55
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	50,000	$30.20
ProShares UltraShort Yen
10/01/19 to 10/31/19	—	$—
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	50,000	$77.03
ProShares VIX Mid-Term Futures ETF
10/01/19 to 10/31/19	25,000	$22.92
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	—	$—
ProShares VIX Short-Term Futures ETF
10/01/19 to 10/31/19	1,075,000	$21.85
11/01/19 to 11/30/19	—	$—
12/01/19 to 12/31/19	1,575,000	$13.81

Item 6.	Selected Financial Data.

Financial Highlights for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form
10-K.

PROSHARES SHORT EURO

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$2,289,155	$8,631,926	$8,041,728	$15,859,440	$17,524,993
Total shareholders’ equity at end of period	2,282,195	8,619,686	7,991,880	15,770,088	17,510,898
Net investment income (loss)	176,251	44,457	(37,627)	(122,728)	(178,761)
Net realized and unrealized gain (loss)	1,002,978	583,349	(1,461,940)	553,281	1,417,580
Net income (loss)	1,179,229	627,806	(1,499,567)	430,553	1,238,819
Net increase (decrease) in net asset value per share	2.54	3.14	(5.10)	1.28	3.72

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$284,649,062	$360,341,566	$816,337,770	$228,630,598	$674,236,256
Total shareholders’ equity at end of period	284,437,179	344,596,263	770,163,871	228,075,387	642,811,361
Net investment income (loss)	1,162,163	(2,209,355)	(5,373,544)	(5,396,850)	(5,798,200)
Net realized and unrealized gain (loss)	150,375,598	(1,917,289,617)	924,694,573	419,316,869	96,936,157
Net income (loss)	151,537,761	(1,919,498,972)	919,321,029	413,920,019	91,137,957
Net increase (decrease) in net asset value per share	23.26	(466.84)	326.74	80.83	(21.16)

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$310,368,837	$441,765,830	$534,325,767	$962,419,733	$859,276,004
Total shareholders’ equity at end of period	309,844,582	368,399,654	524,445,526	933,731,860	783,922,475
Net investment income (loss)	3,864,584	3,022,808	(1,379,461)	(6,631,380)	(8,473,155)
Net realized and unrealized gain (loss)	253,585,147	(139,204,737)	35,389,465	225,050,768	(863,611,244)
Net income (loss)	257,449,731	(136,181,929)	34,010,004	218,419,388	(872,084,399)
Net increase (decrease) in net asset value per share	7.31	(10.60)	0.32	(1.81)	(76.33)

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$45,196,991	$17,951,294	$67,524,849	$44,767,860	$38,879,917
Total shareholders’ equity at end of period	45,160,205	14,617,440	63,268,950	43,203,386	38,851,184
Net investment income (loss)	162,388	96,319	(233,762)	(384,486)	(761,335)
Net realized and unrealized gain (loss)	(24,707,604)	3,545,801	(36,107,690)	13,794,133	(59,570,610)
Net income (loss)	(24,545,216)	3,642,120	(36,341,452)	13,409,647	(60,331,945)
Net increase (decrease) in net asset value per share	(16.88)	(7.36)	(61.60)	1.39	(215.40)

PROSHARES ULTRA EURO

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$6,209,342	$7,554,617	$9,656,271	$12,500,772	$12,437,492
Total shareholders’ equity at end of period	6,204,424	7,544,569	9,591,516	11,914,585	10,857,730
Net investment income (loss)	58,528	30,823	(29,782)	(74,522)	(104,071)
Net realized and unrealized gain (loss)	(670,417)	(1,269,677)	3,049,926	(1,039,312)	(1,274,395)
Net income (loss)	(611,889)	(1,238,854)	3,020,144	(1,113,834)	(1,378,466)
Net increase (decrease) in net asset value per share	(1.30)	(2.35)	3.42	(1.49)	(4.36)

PROSHARES ULTRA GOLD

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$110,810,975	$87,308,381	$93,779,522	$96,632,172	$72,172,441
Total shareholders’ equity at end of period	110,726,032	83,523,294	93,708,748	92,127,200	69,864,815
Net investment income (loss)	902,937	625,631	(136,329)	(650,951)	(796,424)
Net realized and unrealized gain (loss)	23,404,029	(6,664,992)	19,581,562	3,617,098	(22,915,651)
Net income (loss)	24,306,966	(6,039,361)	19,445,233	2,966,147	(23,712,075)
Net increase (decrease) in net asset value per share	12.09	(2.76)	6.98	3.17	(10.27)

PROSHARES ULTRA SILVER

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$239,830,381	$202,021,571	$261,786,204	$296,979,700	$239,160,686
Total shareholders’ equity at end of period	239,254,842	201,824,376	258,244,696	275,779,940	216,416,642
Net investment income (loss)	1,856,270	1,469,179	(409,752)	(2,179,392)	(2,507,859)
Net realized and unrealized gain (loss)	38,597,244	(52,558,544)	10,949,744	63,914,077	(88,492,326)
Net income (loss)	40,453,514	(51,089,365)	10,539,992	61,734,685	(91,000,185)
Net increase (decrease) in net asset value per share	5.31	(7.16)	0.11	6.38	(12.31)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$562,277,336	$222,583,868	$394,379,433	$552,972,566	$560,771,363
Total shareholders’ equity at end of period	527,636,003	214,304,871	394,035,141	515,758,754	547,708,740
Net investment income (loss)	95,052	(3,145,671)	(4,896,061)	(8,936,777)	(7,410,148)
Net realized and unrealized gain (loss)	(690,606,892)	455,645,412	(1,047,275,669)	(1,587,220,286)	(419,888,086)
Net income (loss)	(690,511,840)	452,499,741	(1,052,171,730)	(1,596,157,063)	(427,298,234)
Net increase (decrease) in net asset value per share	(68.79)	29.79	(817.96)	(13,172.38)	(48,688.01)

PROSHARES ULTRA YEN

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$5,595,968	$5,756,235	$2,901,405	$5,887,949	$5,483,876
Total shareholders’ equity at end of period	5,580,964	5,751,716	2,864,269	5,540,957	5,473,848
Net investment income (loss)	38,514	(983)	(21,882)	(45,847)	(44,423)
Net realized and unrealized gain (loss)	(129,576)	41,854	260,916	113,155	(196,091)
Net income (loss)	(91,062)	40,871	239,034	67,308	(240,514)
Net increase (decrease) in net asset value per share	(1.70)	0.21	1.89	0.68	(1.72)

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

	Year Ended December 31, 2019	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Total assets	$73,000,005	$87,728,540	$11,335,483
Total shareholders’ equity at end of period	70,859,329	87,667,042	11,335,483
Net investment income (loss)	730,081	(38,284)	(119,518)
Net realized and unrealized gain (loss)	99,897,682	(62,304,155)	7,436,616
Net income (loss)	100,627,763	(62,342,439)	7,317,098
Net increase (decrease) in net asset value per share	8.39	(24.70)	12.78

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

	Year Ended December 31, 2019	Year Ended December 31, 2018	January 13, 2017 (Inception) through December 31, 2017
Total assets	$91,463,267	$18,772,977	$21,688,274
Total shareholders’ equity at end of period	91,389,147	18,665,099	21,161,176
Net investment income (loss)	103,397	(108,691)	(110,590)
Net realized and unrealized gain (loss)	(17,779,115)	17,384,911	(10,034,783)
Net income (loss)	(17,675,718)	17,276,220	(10,145,373)
Net increase (decrease) in net asset value per share	(39.13)	7.47	(57.68)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$5,651,054	$11,068,693	$13,766,301	$16,658,768	$20,477,446
Total shareholders’ equity at end of period	5,608,612	11,060,333	13,702,102	16,613,473	20,460,679
Net investment income (loss)	80,325	36,746	(46,774)	(145,652)	(209,987)
Net realized and unrealized gain (loss)	97,591	1,534,232	(2,943,227)	(1,183,820)	3,166,384
Net income (loss)	177,916	1,570,978	(2,990,001)	(1,329,472)	2,956,397
Net increase (decrease) in net asset value per share	0.79	9.63	(9.71)	(3.08)	7.08

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$129,574,044	$114,514,333	$257,334,914	$213,341,677	$96,858,373
Total shareholders’ equity at end of period	125,451,681	114,377,311	225,843,284	200,958,303	95,897,894
Net investment income (loss)	709,799	1,038,630	(355,651)	(1,408,964)	(2,166,211)
Net realized and unrealized gain (loss)	(45,316,202)	16,471,427	(27,449,491)	(90,265,381)	57,732,875
Net income (loss)	(44,606,403)	17,510,057	(27,805,142)	(91,674,345)	55,566,664
Net increase (decrease) in net asset value per share	(17.60)	5.48	(7.39)	(34.90)	27.61

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$12,532,289	$22,163,554	$7,009,957	$4,042,309	$11,260,804
Total shareholders’ equity at end of period	12,515,603	17,825,441	6,902,743	4,038,794	10,462,856
Net investment income (loss)	29,417	(4,454)	(54,451)	(122,172)	(177,124)
Net realized and unrealized gain (loss)	9,121,181	(2,213,011)	4,146,852	2,578,744	8,800,372
Net income (loss)	9,150,598	(2,217,465)	4,092,401	2,456,572	8,623,248
Net increase (decrease) in net asset value per share	16.92	(17.87)	16.38	(23.43)	18.54

PROSHARES ULTRASHORT EURO

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$123,046,852	$158,275,753	$209,513,363	$356,811,359	$556,539,359
Total shareholders’ equity at end of period	120,581,173	154,120,159	202,548,197	349,392,650	522,306,518
Net investment income (loss)	1,528,830	1,324,494	(396,715)	(2,764,657)	(5,000,587)
Net realized and unrealized gain (loss)	12,993,771	23,822,591	(62,222,928)	19,174,666	86,176,969
Net income (loss)	14,522,601	25,147,085	(62,619,643)	16,410,009	81,176,382
Net increase (decrease) in net asset value per share	2.53	3.06	(5.87)	1.54	3.95

PROSHARES ULTRASHORT GOLD

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$22,262,798	$19,105,095	$33,013,345	$63,709,441	$75,031,735
Total shareholders’ equity at end of period	21,047,560	18,098,997	31,497,410	63,653,647	74,971,764
Net investment income (loss)	186,714	171,341	(60,865)	(461,423)	(703,582)
Net realized and unrealized gain (loss)	(5,733,559)	1,796,398	(11,543,036)	(11,000,717)	16,807,446
Net income (loss)	(5,546,845)	1,967,739	(11,603,901)	(11,462,140)	16,103,864
Net increase (decrease) in net asset value per share	(20.26)	2.81	(20.86)	(24.55)	19.23

PROSHARES ULTRASHORT SILVER

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$15,813,405	$13,578,709	$19,713,505	$23,037,206	$56,035,123
Total shareholders’ equity at end of period	13,834,163	11,768,863	14,806,259	23,017,656	55,987,938
Net investment income (loss)	131,913	112,472	(36,600)	(255,853)	(516,464)
Net realized and unrealized gain (loss)	(4,741,974)	4,905,754	(1,980,408)	(20,928,956)	14,943,700
Net income (loss)	(4,610,061)	5,018,226	(2,017,008)	(21,184,809)	14,427,236
Net increase (decrease) in net asset value per share	(10.37)	5.42	(5.60)	(27.27)	6.77

PROSHARES ULTRASHORT YEN

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$38,165,164	$59,214,608	$134,986,033	$277,139,658	$261,207,696
Total shareholders’ equity at end of period	38,132,320	55,363,675	131,077,453	276,781,747	237,372,900
Net investment income (loss)	555,474	607,874	(355,974)	(1,609,562)	(3,623,678)
Net realized and unrealized gain (loss)	1,240,842	(2,528,655)	(23,960,625)	8,431,035	(3,541,134)
Net income (loss)	1,796,316	(1,920,781)	(24,316,599)	6,821,473	(7,164,812)
Net increase (decrease) in net asset value per share	2.48	(1.04)	(5.31)	(7.70)	(1.39)

PROSHARES VIX MID-TERM FUTURES ETF

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$47,145,739	$57,571,528	$27,429,888	$47,936,506	$27,671,016
Total shareholders’ equity at end of period	45,986,584	56,299,121	26,347,948	45,818,914	27,650,638
Net investment income (loss)	493,213	116,328	(81,807)	(294,491)	(240,600)
Net realized and unrealized gain (loss)	(12,266,525)	10,305,853	(26,246,741)	(12,029,971)	(3,939,933)
Net income (loss)	(11,773,312)	10,422,181	(26,328,548)	(12,324,462)	(4,180,533)
Net increase (decrease) in net asset value per share	(5.38)	5.36	(20.85)	(11.82)	(9.64)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total assets	$292,836,738	$155,107,403	$141,228,210	$174,247,783	$105,350,240
Total shareholders’ equity at end of period	279,792,503	149,547,115	137,741,560	174,160,146	105,272,823
Net investment income (loss)	2,153,399	366,665	(293,186)	(1,436,647)	(1,150,794)
Net realized and unrealized gain (loss)	(227,121,451)	112,056,276	(198,310,919)	(194,856,158)	(26,753,742)
Net income (loss)	(224,968,052)	112,422,941	(198,604,105)	(196,292,805)	(27,904,536)
Net increase (decrease) in net asset value per share	(26.28)	15.24	(61.52)	(179.98)	(153.80)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2019, 2018 and 2017, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2019	Interest Income Year Ended December 31, 2018
ProShares Short Euro	$314,021	$123,954
ProShares Short VIX Short-Term Futures ETF	5,618,666	5,721,966
ProShares Ultra Bloomberg Crude Oil	7,627,706	7,041,517
ProShares Ultra Bloomberg Natural Gas	589,183	489,924
ProShares Ultra Euro	121,071	112,904
ProShares Ultra Gold	1,798,692	1,437,347
ProShares Ultra Silver	3,823,565	3,490,072
ProShares Ultra VIX Short-Term Futures ETF	7,903,309	3,853,146
ProShares Ultra Yen	78,463	26,930
ProShares UltraPro 3x Crude Oil ETF*	2,114,130	351,928
ProShares UltraPro 3x Short Crude Oil ETF*	562,435	190,658
ProShares UltraShort Australian Dollar	159,039	119,098
ProShares UltraShort Bloomberg Crude Oil	1,570,676	2,758,399
ProShares UltraShort Bloomberg Natural Gas	167,939	121,027
ProShares UltraShort Euro	2,822,207	3,045,321
ProShares UltraShort Gold	380,158	423,926
ProShares UltraShort Silver	279,294	309,090
ProShares UltraShort Yen	1,007,112	1,399,342
ProShares VIX Mid-Term Futures ETF	903,643	368,351
ProShares VIX Short-Term Futures ETF	4,458,270	1,594,294

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

Off-Balance
Sheet Arrangements and Contractual Obligations
As of February 21, 2020, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended December 31, 2019.
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
Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
For
discussion
of 2018
results
and comparison with 2017
results
refer to
“Management’s Discussion
and
Analysis
of Financial
Conditions
and
Results
of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$8,619,686	$7,991,880
NAV end of period	$2,282,195	$8,619,686
Percentage change in NAV	(73.5)%	7.9%
Shares outstanding beginning of period	200,000	200,000
Shares outstanding end of period	50,000	200,000
Percentage change in shares outstanding	(75.0)%	—
Shares created	300,000	—
Shares redeemed	450,000	—
Per share NAV beginning of period	$43.10	$39.96
Per share NAV end of period	$45.64	$43.10
Percentage change in per share NAV	5.9%	7.9%
Percentage change in benchmark	(2.1)%	(4.5)%
Benchmark annualized volatility	5.1%	7.2%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 50,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2018, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares during the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.9% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 7.9% for the year ended December 31, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 2.1% for the year ended December 31, 2019, as compared to the benchmark’s decline of 4.5% for the year ended December 31, 2018, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$176,251	$44,457
Management fee	135,292	78,253
Brokerage commissions	2,478	1,244
Net realized gain (loss)	973,665	459,984
Change in net unrealized appreciation (depreciation)	29,313	123,365
Net income (loss)	$1,179,229	$627,806

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to the timing of shareholder activity during the year ended December 31, 2019.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$344,596,263	$770,163,871
NAV end of period	$284,437,179	$344,596,263
Percentage change in NAV	(17.5)%	(55.3)%
Shares outstanding beginning of period	8,134,307	1,512,500
Shares outstanding end of period	4,334,307	8,134,307
Percentage change in shares outstanding	(46.7)%	437.8%
Shares created	1,500,000	19,000,000
Shares redeemed	5,300,000	12,378,193
Per share NAV beginning of period	$42.36	$509.20
Per share NAV end of period	$65.62	$42.36
Percentage change in per share NAV	54.9%	(91.7)%
Percentage change in benchmark	(67.8)%	68.1%
Benchmark annualized volatility	60.4%	118.0%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,134,307 outstanding Shares at December 31, 2018 to 4,334,307 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to close of business on February 27, 2018, and one-half
the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period . The decrease in the Fund’s NAV was offset by an increase from 1,512,500 outstanding Shares to 8,134,307 outstanding Shares during the year ended at December 31, 2018.

For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark prior to close of business on February 27, 2018, and to 0.5x of the inverse of the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV increase of 54.9% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 91.7% for the year ended December 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 67.8% for the year ended December 31, 2019, as compared to the benchmark’s rise of 68.1% for the year ended December 31, 2018, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$1,162,163	$(2,209,355)
Management fee	3,333,950	5,617,477
Brokerage commissions	723,282	2,162,086
Non-recurring fees and expenses	398,550	—
Net realized gain (loss)	125,641,839	(1,885,823,832)
Change in net unrealized appreciation (depreciation)	24,733,759	(31,465,785)
Net income (loss)	$151,537,761	$(1,919,498,972)

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, due to a decrease in the value of the futures prices during the year ended December 31, 2019.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$368,399,654	$524,445,526
NAV end of period	$309,844,582	$368,399,654
Percentage change in NAV	(15.9)%	(29.8)%
Shares outstanding beginning of period	28,211,317	22,161,317
Shares outstanding end of period	15,211,317	28,211,317
Percentage change in shares outstanding	(46.1)%	27.3%
Shares created	34,050,000	24,600,000
Shares redeemed	47,050,000	18,550,000
Per share NAV beginning of period	$13.06	$23.66
Per share NAV end of period	$20.37	$13.06
Percentage change in per share NAV	56.0%	(44.8)%
Percentage change in benchmark	34.4%	(20.5)%
Benchmark annualized volatility	33.7%	31.1%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 28,211,317 outstanding Shares at December 31, 2018 to 15,211,317 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 22,161,317 outstanding Shares to 28,211,317 outstanding Shares during the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 56.0% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 44.8% for the year ended December 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s rise of 34.4% for the year ended December 31, 2019, as compared to the benchmark’s decline of 20.5% for the year ended December 31, 2018, can be attributed to an increase in the value of WTI Crude Oil during the year ended at December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$3,864,584	$3,022,808
Management fee	3,612,580	3,918,014
Brokerage commissions	150,542	100,695
Net realized gain (loss)	144,188,809	21,754,687
Change in net unrealized appreciation (depreciation)	109,396,338	(160,959,424)
Net income (loss)	$257,449,731	$(136,181,929)

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, due to an increase in the value of WTI Crude Oil during the year ended December 31, 2019.
ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$14,617,440	$63,268,950
NAV end of period	$45,160,205	$14,617,440
Percentage change in NAV	208.9%	(76.9)%
Shares outstanding beginning of period	578,150	1,938,434
Shares outstanding end of period	5,378,150	578,150
Percentage change in shares outstanding	830.2%	(70.2)%
Shares created	8,250,000	1,600,000
Shares redeemed	3,450,000	2,960,284
Per share NAV beginning of period	$25.28	$32.64
Per share NAV end of period	$8.40	$25.28
Percentage change in per share NAV	(66.8)%	(22.5)%
Percentage change in benchmark	(37.2)%	(0.1)%
Benchmark annualized volatility	36.1%	45.8%

During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 578,150 outstanding Shares at December 31, 2018 to 5,378,150 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,938,434 outstanding Shares to 578,150 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Natural Gas Subindex
SM
.

For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 66.8% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 22.5% for the year ended December 31, 2018, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 37.2% for the year ended December 31, 2019, as compared to the benchmark’s decline of 0.1% for the year ended December 31, 2018, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$162,388	$96,319
Management fee	297,043	305,706
Brokerage commissions	129,752	87,899
Net realized gain (loss)	(32,380,218)	21,092,833
Change in net unrealized appreciation (depreciation)	7,672,614	(17,547,032)
Net income (loss)	$(24,545,216)	$3,642,120

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a greater decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2019.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$7,544,569	$9,591,516
NAV end of period	$6,204,424	$7,544,569
Percentage change in NAV	(17.8)%	(21.3)%
Shares outstanding beginning of period	500,000	550,000
Shares outstanding end of period	450,000	500,000
Percentage change in shares outstanding	(10.0)%	(9.1)%
Shares created	100,000	150,000
Shares redeemed	150,000	200,000
Per share NAV beginning of period	$15.09	$17.44
Per share NAV end of period	$13.79	$15.09
Percentage change in per share NAV	(8.6)%	(13.5)%
Percentage change in benchmark	(2.1)%	(4.5)%
Benchmark annualized volatility	5.1%	7.2%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at December 31, 2018 to 450,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 550,000 outstanding Shares to 500,000 outstanding Shares during the year December 31, 2018.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.6% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 13.5% for the year ended December 31, 2018, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 2.1% for the year ended December 31, 2019, as compared to the benchmark’s decline of 4.5% for the year ended December 31, 2018, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$58,528	$30,823
Management fee	62,543	82,081
Net realized gain (loss)	(722,691)	(1,063,816)
Change in net unrealized appreciation (depreciation)	52,274	(205,861)
Net income (loss)	$(611,889)	$(1,238,854)

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2019.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$83,523,294	$93,708,748
NAV end of period	$110,726,032	$83,523,294
Percentage change in NAV	32.6%	(10.9)%
Shares outstanding beginning of period	2,250,000	2,350,000
Shares outstanding end of period	2,250,000	2,250,000
Percentage change in shares outstanding	—	(4.3)%
Shares created	900,000	550,000
Shares redeemed	900,000	650,000
Per share NAV beginning of period	$37.12	$39.88
Per share NAV end of period	$49.21	$37.12
Percentage change in per share NAV	32.6%	(6.9)%
Percentage change in benchmark	18.0%	(0.9)%
Benchmark annualized volatility	11.5%	9.0%

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
During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2018 to December 31, 2019. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,350,000 outstanding Shares to 2,250,000 outstanding Shares during the year ended at December 31, 2018.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 32.6% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 6.9% for the year ended December 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The new benchmark’s rise of 18.0% for the year ended December 31, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 0.9% for the year ended December 31, 2018, can be attributed to an increase in the value of gold futures contracts during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$902,937	$625,631
Management fee	884,410	811,581
Brokerage commissions	11,345	135
Net realized gain (loss)	19,588,339	(7,345,178)
Change in net unrealized appreciation (depreciation)	3,815,690	680,186
Net income (loss)	$24,306,966	$(6,039,361)

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in the value of futures prices during the year ended December 31, 2019.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$201,824,376	$258,244,696
NAV end of period	$239,254,842	$201,824,376
Percentage change in NAV	18.5%	(21.8)%
Shares outstanding beginning of period	7,646,526	7,696,526
Shares outstanding end of period	7,546,526	7,646,526
Percentage change in shares outstanding	(1.3)%	(0.6)%
Shares created	2,300,000	2,100,000
Shares redeemed	2,400,000	2,150,000
Per share NAV beginning of period	$26.39	$33.55
Per share NAV end of period	$31.70	$26.39
Percentage change in per share NAV	20.1%	(21.3)%
Percentage change in benchmark	13.9%	(8.3)%
Benchmark annualized volatility	19.6%	13.8%

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
During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 7,646,526 outstanding Shares at December 31, 2018 to 7,546,526 outstanding Shares at December 31, 2019. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the silver bullion as measured by the London Silver Price. The decrease in the Fund’s NAV also resulted in part from a decrease from 7,696,526 outstanding Shares to 7,646,526 outstanding Shares during the year ended at December 31, 2018.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 20.1% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 21.3% for the year ended December 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The new benchmark’s rise of 13.9% for the year ended December 31, 2019, as compared to the former London Silver Price benchmark’s decline of 8.3% for the year ended December 31, 2018, can be attributed to an increase in the value of silver futures contracts during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$1,856,270	$1,469,179
Management fee	1,928,478	2,020,586
Brokerage commissions	38,814	307
Net realized gain (loss)	34,374,143	(57,489,729)
Change in net unrealized appreciation (depreciation)	4,223,101	4,931,185
Net income (loss)	$40,453,514	$(51,089,365)

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in the value of futures prices during the year ended December 31, 2019.

ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$214,304,871	$394,035,141
NAV end of period	$527,636,003	$214,304,871
Percentage change in NAV	146.2%	(45.6)%
Shares outstanding beginning of period	2,630,912	7,625,448
Shares outstanding end of period	41,630,912	2,630,912
Percentage change in shares outstanding	1,482.4%	(65.5)%
Shares created	83,750,000	38,280,000
Shares redeemed	44,750,000	43,274,536
Per share NAV beginning of period	$81.46	$51.67
Per share NAV end of period	$12.67	$81.46
Percentage change in per share NAV	(84.4)%	57.7%
Percentage change in benchmark	(67.8)%	68.1%
Benchmark annualized volatility	60.4%	118.0%

During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 2,630,912 outstanding Shares at December 31, 2018 to 41,630,912 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,625,448 outstanding Shares to 2,630,912 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index prior to close of business on February 27, 2018, and 1.5x the daily performance of the S&P 500 VIX Short-Term Futures Index, effective as of the close of business, February 27, 2018, through the end of the reporting period.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark prior to close of business on February 27, 2018, and 1.5x the daily performance of its benchmark as of the close of business, February 27, 2018, through the end of the reporting period. The Fund’s per Share NAV decrease of 84.4% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 57.7% for the year ended December 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 67.8% for the year ended December 31, 2019, as compared to the benchmark’s rise of 68.1% for the year ended December 31, 2018, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$95,052	$(3,145,671)
Management fee	4,819,171	3,966,185
Brokerage commissions	2,936,813	3,032,632
Non-recurring fees and expenses	27,508	—
Net realized gain (loss)	(612,840,041)	389,993,011
Change in net unrealized appreciation (depreciation)	(77,766,851)	65,652,401
Net income (loss)	$(690,511,840)	$452,499,741

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a decrease in the value of the futures prices during the year ended December 31, 2019.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$5,751,716	$2,864,269
NAV end of period	$5,580,964	$5,751,716
Percentage change in NAV	(3.0)%	100.8%
Shares outstanding beginning of period	99,970	49,970
Shares outstanding end of period	99,970	99,970
Percentage change in shares outstanding	—	100.1%
Shares created	200,000	50,000
Shares redeemed	200,000	—
Per share NAV beginning of period	$57.53	$57.32
Per share NAV end of period	$55.83	$57.53
Percentage change in per share NAV	(3.0)%	0.4%
Percentage change in benchmark	0.9%	2.8%
Benchmark annualized volatility	5.7%	6.6%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2018 to December 31, 2019. By comparison, during the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares to 99,970 outstanding Shares at December 31, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 0.4% for the year ended December 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s rise of 0.9% for the year ended December 31, 2019, as compared to the benchmark’s rise of 2.8% for the year ended December 31, 2018, can be attributed to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$38,514	$(983)
Management fee	39,949	27,913
Net realized gain (loss)	57,990	(170,364)
Change in net unrealized appreciation (depreciation)	(187,566)	212,218
Net income (loss)	$(91,062)	$40,871

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2019.

ProShares UltraPro 3x Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$87,667,042	$11,335,483
NAV end of period	$70,859,329	$87,667,042
Percentage change in NAV	(19.2)%	673.4%
Shares outstanding beginning of period	6,700,000	300,008
Shares outstanding end of period	3,300,000	6,700,000
Percentage change in shares outstanding	(50.7)%	2,133.3%
Shares created	15,150,000	7,250,000
Shares redeemed	18,550,000	850,008
Per share NAV beginning of period	$13.08	$37.78
Per share NAV end of period	$21.47	$13.08
Percentage change in per share NAV	64.1%	(65.4)%
Percentage change in benchmark	34.4%	(20.5)%
Benchmark annualized volatility	33.7%	31.1%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,700,000 outstanding Shares at December 31, 2018 to 3,300,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 300,008 outstanding Shares to 6,700,000 outstanding Shares at December 31, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 64.1% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 65.4% for the year ended December 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s rise of 34.4% for the year ended December 31, 2019, as compared to the benchmark’s decline of 20.5% for the year ended December 31, 2018, can be attributed to an increase in the value of WTI Crude Oil during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$730,081	$(38,284)
Management fee	1,049,564	277,762
Brokerage commissions	334,485	86,561
Offering costs	—	52,846
Limitation by Sponsor	—	(26,957)
Net realized gain (loss)	69,178,251	(37,435,672)
Change in net unrealized appreciation (depreciation)	30,719,431	(24,868,483)
Net income (loss)	$100,627,763	$(62,342,439)

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in the value of WTI Crude Oil during the year ended December 31, 2019.

ProShares UltraPro 3x Short Crude Oil ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$18,665,099	$21,161,176
NAV end of period	$91,389,147	$18,665,099
Percentage change in NAV	389.6%	(11.8)%
Shares outstanding beginning of period	374,906	500,002
Shares outstanding end of period	8,574,906	374,906
Percentage change in shares outstanding	2,187.2%	(25.0)%
Shares created	20,600,000	2,637,500
Shares redeemed	12,400,000	2,762,596
Per share NAV beginning of period	$49.79	$42.32
Per share NAV end of period	$10.66	$49.79
Percentage change in per share NAV	(78.6)%	17.7%
Percentage change in benchmark	34.4%	(20.5)%
Benchmark annualized volatility	33.7%	31.1%

During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 374,906 outstanding Shares at December 31, 2018 to 8,574,906 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,002 outstanding Shares to 374,906 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 78.6% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 17.7% for the year ended December 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s rise of 34.4% for the year ended December 31, 2019, as compared to the benchmark’s decline of 20.5% for the year ended December 31, 2018, can be attributed to an increase in the value of WTI Crude Oil during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$103,397	$(108,691)
Management fee	312,430	176,390
Brokerage commissions	146,608	70,338
Offering costs	—	52,797
Limitation by Sponsor	—	(176)
Net realized gain (loss)	(2,404,520)	7,377,281
Change in net unrealized appreciation (depreciation)	(15,374,595)	10,007,630
Net income (loss)	$(17,675,718)	$17,276,220

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in the value of WTI Crude Oil during the year ended December 31, 2019.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$11,060,333	$13,702,102
NAV end of period	$5,608,612	$11,060,333
Percentage change in NAV	(49.3)%	(19.3)%
Shares outstanding beginning of period	200,000	300,000
Shares outstanding end of period	100,000	200,000
Percentage change in shares outstanding	(50.0)%	(33.3)%
Shares created	50,000	100,000
Shares redeemed	150,000	200,000
Per share NAV beginning of period	$55.30	$45.67
Per share NAV end of period	$56.09	$55.30
Percentage change in per share NAV	1.4%	21.1%
Percentage change in benchmark	(0.4)%	(9.7)%
Benchmark annualized volatility	6.9%	8.7%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 100,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was partially offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares to 200,000 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.4% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 21.1% for the year ended December 31, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 0.4% for the year ended December 31, 2019, as compared to the benchmark’s decline of 9.7% for the year ended December 31, 2018, can be attributed to a lesser decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$80,325	$36,746
Management fee	72,858	75,944
Brokerage commissions	5,856	6,408
Net realized gain (loss)	833,199	128,204
Change in net unrealized appreciation (depreciation)	(735,608)	1,406,028
Net income (loss)	$177,916	$1,570,978

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a lesser decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2019.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$114,377,311	$225,843,284
NAV end of period	$125,451,681	$114,377,311
Percentage change in NAV	9.7%	(49.4)%
Shares outstanding beginning of period	3,839,884	9,289,884
Shares outstanding end of period	10,289,884	3,839,884
Percentage change in shares outstanding	168.0%	(58.7)%
Shares created	25,950,000	13,300,000
Shares redeemed	19,500,000	18,750,000
Per share NAV beginning of period	$29.79	$24.31
Per share NAV end of period	$12.19	$29.79
Percentage change in per share NAV	(59.1)%	22.5%
Percentage change in benchmark	34.4%	(20.5)%
Benchmark annualized volatility	33.7%	31.1%

During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,839,884 outstanding Shares at December 31, 2018 to 10,289,884 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,289,884 outstanding Shares to 3,839,884 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 59.1% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 22.5% for the year ended December 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s rise of 34.4% for the year ended December 31, 2019, as compared to the benchmark’s decline of 20.5% for the year ended December 31, 2018, can be attributed to an increase in the value of WTI Crude Oil during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$709,799	$1,038,630
Management fee	769,401	1,663,576
Brokerage commissions	91,476	56,193
Net realized gain (loss)	(14,247,456)	(42,039,983)
Change in net unrealized appreciation (depreciation)	(31,068,746)	58,511,410
Net income (loss)	$(44,606,403)	$17,510,057

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in the value of WTI Crude Oil during the year ended December 31, 2019.

ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$17,825,441	$6,902,743
NAV end of period	$12,515,603	$17,825,441
Percentage change in NAV	(29.8)%	158.2%
Shares outstanding beginning of period	824,832	174,832
Shares outstanding end of period	324,832	824,832
Percentage change in shares outstanding	(60.6)%	371.8%
Shares created	1,200,000	2,500,000
Shares redeemed	1,700,000	1,850,000
Per share NAV beginning of period	$21.61	$39.48
Per share NAV end of period	$38.53	$21.61
Percentage change in per share NAV	78.3%	(45.3)%
Percentage change in benchmark	(37.2)%	(0.1)%
Benchmark annualized volatility	36.1%	45.8%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 824,832 outstanding Shares at December 31, 2018 to 324,832 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 174,832 outstanding Shares to 824,832 outstanding Shares at December 31, 2018. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 78.3% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 45.3% for the year ended December 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 37.2% for the year ended December 31, 2019, as compared to the benchmark’s decline of 0.1% for the year ended December 31, 2018, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$29,417	$(4,454)
Management fee	83,978	84,418
Brokerage commissions	54,544	41,063
Net realized gain (loss)	19,286,567	(14,147,964)
Change in net unrealized appreciation (depreciation)	(10,165,386)	11,934,953
Net income (loss)	$9,150,598	$(2,217,465)

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a greater decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2019.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$154,120,159	$202,548,197
NAV end of period	$120,581,173	$154,120,159
Percentage change in NAV	(21.8)%	(23.9)%
Shares outstanding beginning of period	6,350,000	9,550,000
Shares outstanding end of period	4,500,000	6,350,000
Percentage change in shares outstanding	(29.1)%	(33.5)%
Shares created	1,050,000	1,700,000
Shares redeemed	2,900,000	4,900,000
Per share NAV beginning of period	$24.27	$21.21
Per share NAV end of period	$26.80	$24.27
Percentage change in per share NAV	10.4%	14.4%
Percentage change in benchmark	(2.1)%	(4.5)%
Benchmark annualized volatility	5.1%	7.2%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,350,000 outstanding Shares at December 31, 2018 to 4,500,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,550,000 outstanding Shares to 6,350,000 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.4% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 14.4% for the year ended December 31, 2018, was primarily due to lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 2.1% for the year ended December 31, 2019, as compared to the benchmark’s decline of 4.5% for the year ended December 31, 2018, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$1,528,830	$1,324,494
Management fee	1,293,377	1,720,827
Net realized gain (loss)	13,747,208	18,953,236
Change in net unrealized appreciation (depreciation)	(753,437)	4,869,355
Net income (loss)	$14,522,601	$25,147,085

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2019.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$18,098,997	$31,497,410
NAV end of period	$21,047,560	$18,098,997
Percentage change in NAV	16.3%	(42.5)%
Shares outstanding beginning of period	246,978	446,978
Shares outstanding end of period	396,977	246,978
Percentage change in shares outstanding	60.7%	(44.7)%
Shares created	600,000	250,000
Shares redeemed	450,001	450,000
Per share NAV beginning of period	$73.28	$70.47
Per share NAV end of period	$53.02	$73.28
Percentage change in per share NAV	(27.6)%	4.0%
Percentage change in benchmark	18.0%	(0.9)%
Benchmark annualized volatility	11.5%	9.0%

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
During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 246,978 outstanding Shares at December 31, 2018 to 396,977 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 446,978 outstanding Shares to 246,977 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.6% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 4.0% for the year ended December 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The new benchmark’s rise of 18.0% for the year ended December 31, 2019, as compared to the former LBMA Gold Price benchmark’s decline of 0.9% for the year ended December 31, 2018, can be attributed to an increase in the value of gold futures contracts during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$186,714	$171,341
Management fee	188,089	252,524
Brokerage commissions	5,355	61
Net realized gain (loss)	(5,192,568)	1,323,731
Change in net unrealized appreciation (depreciation)	(540,991)	472,667
Net income (loss)	$(5,546,845)	$1,967,739

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in the value of the futures prices during the year ended December 31, 2019.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$11,768,863	$14,806,259
NAV end of period	$13,834,163	$11,768,863
Percentage change in NAV	17.5%	(20.5)%
Shares outstanding beginning of period	316,976	466,976
Shares outstanding end of period	516,976	316,976
Percentage change in shares outstanding	63.1%	(32.1)%
Shares created	1,000,000	800,000
Shares redeemed	800,000	950,000
Per share NAV beginning of period	$37.13	$31.71
Per share NAV end of period	$26.76	$37.13
Percentage change in per share NAV	(27.9)%	17.1%
Percentage change in benchmark	13.9%	(8.3)%
Benchmark annualized volatility	19.6%	13.8%

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
During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 316,976 outstanding Shares at December 31, 2018 to 516,976 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 466,976 outstanding Shares to 316,976 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.9% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 17.1% for the year ended December 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.

The new benchmark’s rise of 13.9% for the year ended December 31, 2019, as compared to the former London Silver Price benchmark’s decline of 8.3% for the year ended December 31, 2018, can be attributed to an increase in the value of silver futures contracts during the year ended December 31, 2019.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$131,913	$112,472
Management fee	139,668	196,546
Brokerage commissions	7,713	72
Net realized gain (loss)	(4,544,543)	5,022,945
Change in net unrealized appreciation (depreciation)	(197,432)	(117,191)
Net income (loss)	$(4,610,062)	$5,018,226

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in the value of the spot silver in U.S. dollar terms during the year ended December 31, 2019.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$55,363,675	$131,077,453
NAV end of period	$38,132,320	$55,363,675
Percentage change in NAV	(31.1)%	(57.8)%
Shares outstanding beginning of period	749,290	1,749,290
Shares outstanding end of period	499,290	749,290
Percentage change in shares outstanding	(33.4)%	(57.2)%
Shares created	450,000	100,000
Shares redeemed	700,000	1,100,000
Per share NAV beginning of period	$73.89	$74.93
Per share NAV end of period	$76.37	$73.89
Percentage change in per share NAV	3.4%	(1.4)%
Percentage change in benchmark	0.9%	2.8%
Benchmark annualized volatility	5.7%	6.6%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 749,290 outstanding Shares at December 31, 2018 to 499,290 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2018, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,749,290 outstanding Shares to 749,290 outstanding Shares at December 31, 2018. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.4% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV decrease of 1.4% for the year ended December 31, 2018, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s rise of 0.9% for the year ended December 31, 2019, as compared to the benchmark’s rise of 2.8% for the year ended December 31, 2018, can be attributed to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$555,474	$607,874
Management fee	451,638	791,468
Net realized gain (loss)	(1,979,679)	2,111,630
Change in net unrealized appreciation (depreciation)	3,220,521	(4,640,285)
Net income (loss)	$1,796,316	$(1,920,781)

The Fund’s net income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2019.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$56,299,121	$26,347,948
NAV end of period	$45,986,584	$56,299,121
Percentage change in NAV	(18.3)%	113.7%
Shares outstanding beginning of period	2,112,403	1,237,403
Shares outstanding end of period	2,162,403	2,112,403
Percentage change in shares outstanding	2.4%	70.7%
Shares created	1,400,000	2,325,000
Shares redeemed	1,350,000	1,450,000
Per share NAV beginning of period	$26.65	$21.29
Per share NAV end of period	$21.27	$26.65
Percentage change in per share NAV	(20.2)%	25.2%
Percentage change in benchmark	(19.3)%	27.2%
Benchmark annualized volatility	25.3%	39.8%

During the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,112,403 outstanding Shares at December 31, 2018 to 2,162,403 outstanding Shares at December 31, 2019. By comparison, during the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from an increase from 1,237,403 outstanding Shares to 2,112,403 outstanding Shares at December 31, 2018. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.2% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 25.2% for the year ended December 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 19.3% for the year ended December 31, 2019, as compared to the benchmark’s rise of 27.2% for the year ended December 31, 2018, can be attributed to a decrease in the value of the futures prices during the year ended December 31, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$493,213	$116,328
Management fee	380,474	221,717
Brokerage commissions	29,956	30,306
Net realized gain (loss)	(6,228,644)	4,332,654
Change in net unrealized appreciation (depreciation)	(6,037,881)	5,973,199
Net income (loss)	$(11,773,312)	$10,422,181

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a decrease in the value of the futures prices during the year ended December 31, 2019.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
NAV beginning of period	$149,547,115	$137,741,560
NAV end of period	$279,792,503	$149,547,115
Percentage change in NAV	87.1%	8.6%
Shares outstanding beginning of period	3,876,317	5,901,317
Shares outstanding end of period	22,751,317	3,876,317
Percentage change in shares outstanding	486.9%	(34.3)%
Shares created	30,800,000	8,275,000
Shares redeemed	11,925,000	10,300,000
Per share NAV beginning of period	$38.58	$23.34
Per share NAV end of period	$12.30	$38.58
Percentage change in per share NAV	(68.1)%	65.3%
Percentage change in benchmark	(67.8)%	68.1%
Benchmark annualized volatility	60.4%	118.0%

During the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,876,317 outstanding Shares at December 31, 2018 to 22,751,317 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2018, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 5,901,317 outstanding Shares to 3,876,317 outstanding Shares at December 31, 2018.
For the years ended December 31, 2019 and 2018, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 68.1% for the year ended December 31, 2019, as compared to the Fund’s per Share NAV increase of 65.3% for the year ended December 31, 2018, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2019.
The benchmark’s decline of 67.8% for the year ended December 31, 2019, as compared to the benchmark’s rise of 68.1% for the year ended December 31, 2018, can be attributed to a decrease in the value of the futures prices during the year ended December 31, 2019.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net investment income (loss)	$2,153,399	$366,665
Management fee	2,038,850	1,046,876
Brokerage commissions	253,057	176,459
Net realized gain (loss)	(194,350,788)	89,901,119
Change in net unrealized appreciation (depreciation)	(32,770,663)	22,155,157
Net income (loss)	$(224,968,052)	$112,422,941

The Fund’s net income decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a decrease in the value of the futures prices during the year ended December 31, 2019.
ALL REFERENCES TO LBMA GOLD PRICE PM ARE USED WITH THE PERMISSION OF ICE BENCHMARK ADMINISTRATION LIMITED AND HAVE BEEN PROVIDED FOR INFORMATIONAL PURPOSES ONLY. ICE BENCHMARK ADMINISTRATION LIMITED ACCEPTS NO LIABILITY OR RESPONSIBILITY FOR THE ACCURACY OF THE PRICES OR THE UNDERLYING PRODUCT TO WHICH THE PRICES MAY BE.
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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of December 31, 2019 and 2018, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of December 31, 2019 and 2018, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2020	16	$1.13	125,000	$(2,256,400)

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2019	60	$1.15	125,000	$(8,641,875)

The December 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of December 31, 2019 and 2018, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2020	5,442	$14.63	1,000	$(79,589,250)
VIX Futures (Cboe)	Short	February 2020	3,764	16.63	1,000	(62,576,500)

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2019	4,103	$24.18	1,000	$(99,190,025)
VIX Futures (Cboe)	Short	February 2019	3,282	22.28	1,000	(73,106,550)

The December 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of December 31, 2019 and 2018, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2020	554	$60.77	1,000	$33,666,580

Swap Agreements as of December 31, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$90.3776	$172,174,920
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	90.3776	120,411,487
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	90.3776	115,540,626
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	90.3776	64,308,537
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	90.3776	113,574,303

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2019	3,121	$45.72	1,000	$142,692,120

Swap Agreements as of December 31, 2018
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Long	$68.6586	$192,061,821
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	68.6586	112,179,333
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	68.6586	113,997,533
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	68.6586	38,382,074
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	68.6586	137,242,162

The December 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2019 and 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of December 31, 2019 and 2018, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2020	4,185	$2.16	10,000	$90,312,300

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2019	1,025	$2.85	10,000	$29,222,750

The December 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of December 31, 2019 and 2018, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2019

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/10/20	5,436,377	1.1121	$6,045,958
Euro	UBS AG	Long	01/10/20	5,589,416	1.1123	6,217,058

Foreign Currency Forward Contracts as of December 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/11/19	7,046,525	1.1425	$8,050,889
Euro	UBS AG	Long	01/11/19	6,507,700	1.1414	7,427,758
Euro	Goldman Sachs International	Short	01/11/19	(206,300)	1.1363	(234,428)
Euro	UBS AG	Short	01/11/19	(203,200)	1.1371	(231,052)

The December 31, 2019 and 2018 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of December 31, 2019 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. As of December 31, 2018 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2020	438	$1,523.10	100	$66,711,780

Swap Agreements as of December 31, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$174.6300	$60,437,683
Bloomberg Gold Subindex	Goldman Sachs International	Long	174.6300	44,172,192
Bloomberg Gold Subindex	UBS AG	Long	174.6300	50,125,199

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2019	47	$1,282.70	100	$6,022,110

Forward Agreements as of December 31, 2018
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A.	Long	$1,279.65	$64,366,395
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,279.71	48,862,980
0.995 Fine Troy Ounce Gold	Societe Generale	Long	1,279.64	1,279,640
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,279.62	48,497,598

The December 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2019 and 2018 forward and swap notional values equal units multiplied by the forward or swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap and forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of December 31, 2019 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. As of December 31, 2018, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2020	1,316	$17.92	5,000	$117,920,180

Swap Agreements as of December 31, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$170.1072	$152,640,569
Bloomberg Silver Subindex	Goldman Sachs International	Long	170.1072	83,225,484
Bloomberg Silver Subindex	UBS AG	Long	170.1072	124,680,616

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2019	129	$15.55	5,000	$10,023,300

Forward Agreements as of December 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Long	$15.4734	$146,687,832
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	15.4746	124,892,402
0.999 Fine Troy Ounce Silver	Societe Generale	Long	15.4732	1,547,320
0.999 Fine Troy Ounce Silver	UBS AG	Long	15.4747	120,486,014

The December 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2019 and 2018 forward and swap notional values equal units multiplied by the forward or swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap and forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of December 31, 2019 and 2018, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2020	29,402	$14.63	1,000	$430,004,250
VIX Futures (Cboe)	Long	February 2020	20,358	16.63	1,000	338,451,750

Swap Agreements as of December 31, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$14.9650	$23,078,793

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2019	5,932	$24.18	1,000	$143,406,100
VIX Futures (Cboe)	Long	February 2019	4,746	22.28	1,000	105,717,150

Swap Agreements as of December 31, 2018

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath S&P 500 VIX Short-Term Futures ETN IOPV	Goldman Sachs International	Long	$46.8826	$72,301,516

The December 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2019 and 2018 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Yen:
As of December 31, 2019 and 2018, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2019

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/20	325,804,302	0.009213	$3,001,477
Yen	UBS AG	Long	01/10/20	888,782,738	0.009214	8,189,206
Yen	UBS AG	Short	01/10/20	(6,892,531)	0.009164	(63,163)

Foreign Currency Forward Contracts as of December 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/11/19	314,867,300	0.008893	$2,800,074
Yen	UBS AG	Long	01/11/19	955,546,600	0.009017	8,615,742
Yen	UBS AG	Short	01/11/19	(10,055,200)	0.008921	(89,698)

The December 31, 2019 and 2018 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraPro 3x Crude Oil ETF
As of December 31, 2019 and 2018, the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2020	3,498	$60.77	1,000	$212,573,460

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2019	5,751	$45.72	1,000	$262,935,720

The December 31, 2019 and 2018 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraPro 3x Short Crude Oil ETF
As of December 31, 2019 and 2018, the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2020	4,511	$60.77	1,000	$(274,133,470)

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2019	1,225	$45.72	1,000	$(56,007,000)

The December 31, 2019 and 2018 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Australian Dollar:
As of December 31, 2019 and 2018, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2020	160	$70.31	1,000	$(11,260,800)

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2019	315	$70.54	1,000	$(22,313,800)

The December 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Crude Oil:
As of December 31, 2019 and 2018, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2020	1,864	$60.77	1,000	$(113,275,280)

Swap Agreements as of December 31, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$90.3776	$(39,727,981)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	90.3776	(37,407,865)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	90.3776	(31,487,418)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	90.3776	(9,213,127)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	90.3776	(19,757,339)

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2019	641	$45.72	1,000	$(29,306,520)

Swap Agreements as of December 31, 2018

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$68.6586	$ (67,986,223)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	68.6586	(43,744,157)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	68.6586	(31,327,722)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	68.6586	(13,980,566)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	68.6586	(42,493,832

The December 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2019 and 2018 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Natural Gas:
As of December 31, 2019 and 2018, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2020	1,160	$2.16	10,000	$(25,032,800)

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2019	1,250	$2.85	10,000	$(35,637,500)

The December 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of December 31, 2019 and 2018, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2019

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/10/20	19,396,955	1.1162	$21,651,280
Euro	Goldman Sachs International	Short	01/10/20	(112,762,143)	1.1121	(125,406,162)
Euro	UBS AG	Short	01/10/20	(122,358,446)	1.1121	(136,077,171)

Foreign Currency Forward Contracts as of December 31, 2018

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/11/19	11,497,100	1.1418	$13,127,174
Euro	UBS AG	Long	01/11/19	33,071,100	1.1451	37,868,488
Euro	Goldman Sachs International	Short	01/11/19	(152,127,525)	1.1422	(173,757,198)
Euro	UBS AG	Short	01/11/19	(161,054,700)	1.1407	(183,722,475)

The December 31, 2019 and 2018 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:
As of December 31, 2019 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. As of December 31, 2018 ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2020	76	$1,523.10	100	$(11,575,560)

Swap Agreements as of December 31, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$174.6300	$(13,940,590)
Bloomberg Gold Subindex	Goldman Sachs International	Short	174.6300	(6,884,579)
Bloomberg Gold Subindex	UBS AG	Short	174.6300	(9,756,431)

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2019	10	$1,282.70	100	$(1,281,300)

Forward Agreements as of December 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Citibank N.A	Short	$1,279.65	$(14,332,080)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,279.71	(9,723,237)
0.995 Fine Troy Ounce Gold	Societe Generale	Short	1,279.64	(1,279,640)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,279.62	(9,533,169)

The December 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2019 and 2018 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap and forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:
As of December 31, 2019 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. As of December 31, 2018 ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2020	27	$17.92	5,000	$(2,419,335)

Swap Agreements as of December 31, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$170.1072	$(9,595,700)
Bloomberg Silver Subindex	Goldman Sachs International	Short	170.1072	(4,926,137)
Bloomberg Silver Subindex	UBS AG	Short	170.1072	(10,687,683)

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2019	11	$15.55	5,000	$(854,700)

Forward Agreements as of December 31, 2018

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Citibank N.A.	Short	$15.4734	$(6,173,887)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	15.4746	(8,658,038)
0.999 Fine Troy Ounce Silver	Societe Generale	Short	15.4732	(1,547,320)
0.999 Fine Troy Ounce Silver	UBS AG	Short	15.4747	(6,298,203)

The December 31, 2019 and 2018 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2019 and 2018 short forward and swap notional values equal units multiplied by the forward or swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, swap or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of December 31, 2019 and 2018 the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2019 and 2018, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2019

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	01/10/20	1,025,624,482	0.009170	$9,404,720
Yen	Goldman Sachs International	Short	01/10/20	(4,448,656,033)	0.009213	(40,983,307)
Yen	UBS AG	Short	01/10/20	(4,893,578,348)	0.009211	(45,072,829)

Foreign Currency Forward Contracts as of December 31, 2018

	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/11/19	1,459,634,700	0.008901	$12,991,545
Yen	UBS AG	Long	01/11/19	2,446,453,800	0.008985	21,980,969
Yen	Goldman Sachs International	Short	01/11/19	(7,490,711,300)	0.008893	(66,611,796)
Yen	UBS AG	Short	01/11/19	(8,547,990,500)	0.008888	(75,970,705)

The December 31, 2019 and 2018 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares VIX Mid-Term Futures ETF
As of December 31, 2019 and 2018, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2020	511	$17.43	1,000	$8,904,175
VIX Futures (Cboe)	Long	May 2020	865	17.58	1,000	15,202,375
VIX Futures (Cboe)	Long	June 2020	865	17.88	1,000	15,461,875
VIX Futures (Cboe)	Long	July 2020	354	18.13	1,000	6,416,250

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2019	503	$20.98	1,000	$10,550,425
VIX Futures (Cboe)	Long	May 2019	906	20.75	1,000	18,799,500
VIX Futures (Cboe)	Long	June 2019	906	20.55	1,000	18,618,300
VIX Futures (Cboe)	Long	July 2019	403	20.68	1,000	8,332,025

The December 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF
As of December 31, 2019 and 2018, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2019 and 2018, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2020	10,706	$14.63	1,000	$156,575,250
VIX Futures (Cboe)	Long	February 2020	7,415	16.63	1,000	123,274,375

Futures Positions as of December 31, 2018

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2019	3,561	$24.18	1,000	$86,087,175
VIX Futures (Cboe)	Long	February 2019	2,849	22.28	1,000	63,461,475

The December 31, 2019 and 2018 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
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

For Geared Funds, the impact of the index’s movements each day also affects whether the Fund’s portfolio needs to be rebalanced. For example, if the index for an Ultra Fund or UltraPro Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund or UltraPro Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds or UltraPro Short Funds will generally decrease when the Index rises on a given day, to the extent there are not offsetting factors. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day. As a result, the Fund’s short exposure may need to be increased.
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

Item 8. Financial Statements and Supplementary Data.
Statement of Operations for the three month periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, September 30, 2019 and 2018, and December 31, 2019 and 2018 and the years ended December 31, 2019 and 2018 for each Fund, as applicable.
PROSHARES SHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$37,625	$71,866	$60,251	$6,509	$176,251

Net realized and unrealized gain (loss)	$350,977	$(157,901)	$963,281	$(153,379)	$1,002,978
Net income (loss)	$388,602	$(86,035)	$1,023,532	$(146,870)	$1,179,229
Net increase (decrease) in net asset value per share	$1.33	$(0.18)	$2.38	$(0.99)	$2.54

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$934	$7,908	$11,261	$24,354	$44,457

Net realized and unrealized gain (loss)	$(142,252)	$460,859	$87,653	$177,089	$583,349
Net income (loss)	$(141,318)	$468,767	$98,914	$201,443	$627,806
Net increase (decrease) in net asset value per share	$(0.71)	$2.35	$0.49	$1.01	$3.14

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$45,436	$725,505	$366,033	$25,189	$1,162,163

Net realized and unrealized gain (loss)	$81,676,814	$15,996,074	$(4,250,833)	$56,953,543	$150,375,598
Net income (loss)	$81,722,250	$16,721,579	$(3,884,800)	$56,978,732	$151,537,761
Net increase (decrease) in net asset value per share	$9.95	$2.20	$(0.58)	$11.69	$23.26

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(1,750,599)	$(645,154)	$(101,161)	$287,559	$(2,209,355)

Net realized and unrealized gain (loss)	$(1,937,523,391)	$70,228,943	$71,756,231	$(121,751,400)	$(1,917,289,617)
Net income (loss)	$(1,939,273,990)	$69,583,789	$71,655,070	$(121,463,841)	$(1,919,498,972)
Net increase (decrease) in net asset value per share	$(462.82)	$4.72	$8.00	$(16.74)	$(466.84)

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$1,095,944	$1,231,167	$964,368	$573,105	$3,864,584

Net realized and unrealized gain (loss)	$219,922,437	$(11,746,328)	$(44,341,886)	$89,750,924	$253,585,147
Net income (loss)	$221,018,381	$(10,515,161)	$(43,377,518)	$90,324,029	$257,449,731
Net increase (decrease) in net asset value per share	$8.46	$(1.89)	$(3.55)	$4.29	$7.31

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$334,994	$650,229	$907,471	$1,130,114	$3,022,808

Net realized and unrealized gain (loss)	$74,009,930	$103,315,781	$17,868,429	$(334,398,877)	$(139,204,737)
Net income (loss)	$74,344,924	$103,966,010	$18,775,900	$(333,268,763)	$(136,181,929)
Net increase (decrease) in net asset value per share	$3.82	$6.85	$1.43	$(22.70)	$(10.60)

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$44,045	$49,884	$64,345	$4,114	$162,388

Net realized and unrealized gain (loss)	$(2,956,899)	$(8,646,662)	$1,504,321	$(14,608,364)	$(24,707,604)
Net income (loss)	$(2,912,854)	$(8,596,778)	$1,568,666	$(14,604,250)	$(24,545,216)
Net increase (decrease) in net asset value per share	$(4.95)	$(6.48)	$(0.98)	$(4.47)	$(16.88)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$7,455	$21,771	$30,444	$36,649	$96,319

Net realized and unrealized gain (loss)	$(3,836,207)	$1,576,734	$1,494,408	$4,310,866	$3,545,801
Net income (loss)	$(3,828,752)	$1,598,505	$1,524,852	$4,347,515	$3,642,120
Net increase (decrease) in net asset value per share	$(5.16)	$1.80	$1.06	$(5.06)	$(7.36)

PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$20,829	$18,923	$12,333	$6,443	$58,528

Net realized and unrealized gain (loss)	$(452,758)	$75,978	$(546,620)	$252,983	$(670,417)
Net income (loss)	$(431,929)	$94,901	$(534,287)	$259,426	$(611,889)
Net increase (decrease) in net asset value per share	$(0.80)	$0.21	$(1.33)	$0.62	$(1.30)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$1,487	$3,336	$8,290	$17,710	$30,823

Net realized and unrealized gain (loss)	$318,529	$(1,063,679)	$(199,010)	$(325,517)	$(1,269,677)
Net income (loss)	$320,016	$(1,060,343)	$(190,720)	$(307,807)	$(1,238,854)
Net increase (decrease) in net asset value per share	$0.66	$(2.01)	$(0.39)	$(0.61)	$(2.35)

PROSHARES ULTRA GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$212,786	$228,086	$254,636	$207,429	$902,937

Net realized and unrealized gain (loss)	$279,826	$12,185,406	$4,937,206	$6,001,591	$23,404,029
Net income (loss)	$492,612	$12,413,492	$5,191,842	$6,209,020	$24,306,966
Net increase (decrease) in net asset value per share	$0.20	$6.46	$2.75	$2.68	$12.09

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$87,511	$174,419	$187,472	$176,229	$625,631

Net realized and unrealized gain (loss)	$3,647,616	$(11,510,819)	$(9,205,070)	$10,403,281	$(6,664,992)
Net income (loss)	$3,735,127	$(11,336,400)	$(9,017,598)	$10,579,510	$(6,039,361)
Net increase (decrease) in net asset value per share	$1.56	$(4.95)	$(4.00)	$4.63	$(2.76)

PROSHARES ULTRA SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$445,559	$512,068	$489,406	$409,237	$1,856,270

Net realized and unrealized gain (loss)	$(13,588,404)	$485,637	$33,071,129	$18,628,882	$38,597,244
Net income (loss)	$(13,142,845)	$997,705	$33,560,535	$19,038,119	$40,453,514
Net increase (decrease) in net asset value per share	$(1.87)	$.10	$4.59	$2.49	$5.31

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$214,408	$386,411	$489,197	$379,163	$1,469,179

Net realized and unrealized gain (loss)	$(19,015,679)	$(9,668,809)	$(50,021,707)	$26,147,651	$(52,558,544)
Net income (loss)	$(18,801,271)	$(9,282,398)	$(49,532,510)	$26,526,814	$(51,089,365)
Net increase (decrease) in net asset value per share	$(2.72)	$(1.45)	$(6.36)	$3.37	$(7.16)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$(150,629)	$507,125	$128,125	$(389,569)	$95,052

Net realized and unrealized gain (loss)	$(234,281,324)	$(94,539,260)	$(10,108,464)	$(351,677,844)	$(690,606,892)
Net income (loss)	$(234,431,953)	$(94,032,135)	$(9,980,339)	$(352,067,413)	$(690,511,840)
Net increase (decrease) in net asset value per share	$(42.46)	$(8.63)	$(4.99)	$(12.71)	$(68.79)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(1,067,496)	$(1,082,646)	$(1,124,013)	$128,484	$(3,145,671)

Net realized and unrealized gain (loss)	$484,076,554	$(148,750,315)	$(230,179,281)	$350,498,454	$455,645,412
Net income (loss)	$483,009,058	$(149,832,961)	$(231,303,294)	$350,626,938	$452,499,741
Net increase (decrease) in net asset value per share	$43.35	$(33.76)	$(24.76)	$44.96	$29.79

PROSHARES ULTRA YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$14,571	$9,668	$8,446	$5,829	$38,514

Net realized and unrealized gain (loss)	$(189,904)	$154,832	$(38,615)	$(55,889)	$(129,576)
Net income (loss)	$(175,333)	$164,500	$(30,169)	$(50,060)	$(91,062)
Net increase (decrease) in net asset value per share	$(1.88)	$2.44	$(1.03)	$(1.23)	$(1.70)

11
7

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(3,069)	$(2,527)	$(1,364)	$5,977	$(983)

Net realized and unrealized gain (loss)	$310,931	$(277,136)	$(177,347)	$185,406	$41,854
Net income (loss)	$307,862	$(279,663)	$(178,711)	$191,383	$40,871
Net increase (decrease) in net asset value per share	$6.16	$(5.60)	$(3.57)	$3.22	$0.21

PROSHARES ULTRAPRO 3X CRUDE OIL ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$252,849	$260,997	$166,187	$50,048	$730,081

Net realized and unrealized gain (loss)	$86,429,677	$(9,317,208)	$(20,140,427)	$42,925,640	$99,897,682
Net income (loss)	$86,682,526	$(9,056,211)	$(19,974,240)	$42,975,688	$100,627,763
Net increase (decrease) in net asset value per share	$13.87	$(4.41)	$(7.12)	$6.05	$8.39

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(31,115)	$(64,951)	$3,898	$53,884	$(38,284)

Net realized and unrealized gain (loss)	$3,206,782	$8,642,480	$4,526,787	$(78,680,204)	$(62,304,155)
Net income (loss)	$3,175,667	$8,577,529	$4,530,685	$(78,626,320)	$(62,342,439)
Net increase (decrease) in net asset value per share	$8.52	$16.48	$2.36	$(52.06)	$(24.70)

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$24,014	$37,229	$36,261	$5,893	$103,397

Net realized and unrealized gain (loss)	$(11,765,350)	$112,611	$17,342,394	$(23,468,770)	$(17,779,115)
Net income (loss)	$(11,741,336)	$149,840	$17,378,655	$(23,462,877)	$(17,675,718)
Net increase (decrease) in net asset value per share	$(29.17)	$(0.82)	$(2.77)	$(6.37)	$(39.13)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(67,214)	$(65,455)	$(8,035)	$32,013	$(108,691)

Net realized and unrealized gain (loss)	$(5,422,950)	$(8,500,464)	$(2,905,992)	$34,214,317	$17,384,911
Net income (loss)	$(5,490,164)	$(8,565,919)	$(2,914,027)	$34,246,330	$17,276,220
Net increase (decrease) in net asset value per share	$(11.52)	$(11.49)	$(2.90)	$33.38	$7.47

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$25,789	$25,895	$19,953	$8,688	$80,325

Net realized and unrealized gain (loss)	$(314,459)	$175,523	$663,547	$(427,020)	$97,591
Net income (loss)	$(288,670)	$201,418	$683,500	$(418,332)	$177,916
Net increase (decrease) in net asset value per share	$(0.88)	$1.34	$4.75	$(4.42)	$0.79

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$135	$4,750	$9,501	$22,360	$36,746

Net realized and unrealized gain (loss)	$71,892	$509,518	$371,946	$580,876	$1,534,232
Net income (loss)	$72,027	$514,268	$381,447	$603,236	$1,570,978
Net increase (decrease) in net asset value per share	$1.42	$3.43	$2.19	$2.59	$9.63

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$185,815	$215,797	$200,283	$107,904	$709,799

Net realized and unrealized gain (loss)	$(42,073,393)	$7,580,828	$10,965,855	$(21,789,492)	$(45,316,202)
Net income (loss)	$(41,887,578)	$7,796,625	$11,166,138	$(21,681,588)	$(44,606,403)
Net increase (decrease) in net asset value per share	$(12.90)	$(0.03)	$(0.46)	$(4.21)	$(17.60)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$189,482	$343,498	$350,275	$155,375	$1,038,630

Net realized and unrealized gain (loss)	$(32,789,044)	$(49,301,579)	$(9,315,729)	$107,877,779	$16,471,427
Net income (loss)	$(32,599,562)	$(48,958,081)	$(8,965,454)	$108,033,154	$17,510,057
Net increase (decrease) in net asset value per share	$(4.35)	$(5.03)	$(1.34)	$16.20	$5.48

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$19,484	$11,719	$4,656	$(6,442)	$29,417

Net realized and unrealized gain (loss)	$1,002,714	$2,903,656	$723,285	$4,491,526	$9,121,181
Net income (loss)	$1,022,198	$2,915,375	$727,941	$4,485,084	$9,150,598
Net increase (decrease) in net asset value per share	$1.04	$8.10	$(1.33)	$9.11	$16.92

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(9,587)	$(2,564)	$1,662	$6,035	$(4,454)

Net realized and unrealized gain (loss)	$1,678,891	$(587,894)	$(278,829)	$(3,025,179)	$(2,213,011)
Net income (loss)	$1,669,304	$(590,458)	$(277,167)	$(3,019,144)	$(2,217,465)
Net increase (decrease) in net asset value per share	$3.40	$(4.29)	$(2.99)	$(13.99)	$(17.87)

PROSHARES ULTRASHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$434,473	$471,256	$371,679	$251,422	$1,528,830

Net realized and unrealized gain (loss)	$7,754,055	$(1,896,379)	$12,977,337	$(5,841,242)	$12,993,771
Net income (loss)	$8,188,528	$(1,425,123)	$13,349,016	$(5,589,820)	$14,522,601
Net increase (decrease) in net asset value per share	$1.40	$(0.28)	$2.63	$(1.22)	$2.53

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$168,129	$322,447	$376,603	$457,315	$1,324,494

Net realized and unrealized gain (loss)	$(8,816,475)	$22,599,812	$3,375,847	$6,663,407	$23,822,591
Net income (loss)	$(8,648,346)	$22,922,259	$3,752,450	$7,120,722	$25,147,085
Net increase (decrease) in net asset value per share	$(0.88)	$2.46	$0.51	$0.97	$3.06

PROSHARES ULTRASHORT GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$47,471	$52,582	$53,681	$32,980	$186,714

Net realized and unrealized gain (loss)	$(290,878)	$(3,257,747)	$(767,290)	$(1,417,644)	$(5,733,559)
Net income (loss)	$(243,407)	$(3,205,165)	$(713,609)	$(1,384,664)	$(5,546,845)
Net increase (decrease) in net asset value per share	$(0.86)	$(11.28)	$(4.58)	$(3.54)	$(20.26)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$22,378	$47,828	$51,360	$49,775	$171,341

Net realized and unrealized gain (loss)	$(1,361,639)	$3,454,273	$2,987,259	$(3,283,495)	$1,796,398
Net income (loss)	$(1,339,261)	$3,502,101	$3,038,619	$(3,233,720)	$1,967,739
Net increase (decrease) in net asset value per share	$(3.33)	$8.51	$8.75	$(11.12)	$2.81

PROSHARES ULTRASHORT SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$31,554	$42,177	$40,671	$17,511	$131,913

Net realized and unrealized gain (loss)	$745,325	$(596,758)	$(2,836,930)	$(2,053,612)	$(4,741,975)
Net income (loss)	$776,879	$(554,581)	$(2,796,259)	$(2,036,100)	$(4,610,061)
Net increase (decrease) in net asset value per share	$2.05	$(0.96)	$(8.35)	$(3.11)	$(10.37)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$13,187	$33,075	$41,266	$24,944	$112,472

Net realized and unrealized gain (loss)	$1,107,177	$811,275	$5,482,203	$(2,494,901)	$4,905,754
Net income (loss)	$1,120,364	$844,350	$5,523,469	$(2,469,957)	$5,018,226
Net increase (decrease) in net asset value per share	$2.22	$0.84	$8.79	$(6.43)	$5.42

PROSHARES ULTRASHORT YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$167,574	$175,443	$137,637	$74,820	$555,474

Net realized and unrealized gain (loss)	$2,090,200	$(2,316,880)	$605,022	$862,500	$1,240,842
Net income (loss)	$2,257,774	$(2,141,437)	$742,659	$937,320	$1,796,316
Net increase (decrease) in net asset value per share	$2.58	$(3.01)	$1.27	$1.64	$2.48

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$81,401	$151,662	$178,878	$195,933	$607,874

Net realized and unrealized gain (loss)	$(11,656,244)	$7,918,559	$4,795,653	$(3,586,623)	$(2,528,655)
Net income (loss)	$(11,574,843)	$8,070,221	$4,974,531	$(3,390,690)	$(1,920,781)
Net increase (decrease) in net asset value per share	$(7.73)	$6.29	$4.72	$(4.32)	$(1.04)

PROSHARES VIX MID-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$149,266	$133,606	$129,497	$80,844	$493,213

Net realized and unrealized gain (loss)	$(10,628,469)	$(852,138)	$4,127,635	$(4,913,553)	$(12,266,525)
Net income (loss)	$(10,479,203)	$(718,532)	$4,257,132	$(4,832,709)	$(11,773,312)
Net increase (decrease) in net asset value per share	$(5.01)	$(0.22)	$2.08	$(2.23)	$(5.38)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(4,487)	$2,771	$20,539	$97,505	$116,328

Net realized and unrealized gain (loss)	$8,636,903	$(2,832,596)	$(2,176,011)	$6,677,557	$10,305,853
Net income (loss)	$8,632,416	$(2,829,825)	$(2,155,472)	$6,775,062	$10,422,181
Net increase (decrease) in net asset value per share	$5.32	$(3.58)	$(2.46)	$6.08	$5.36

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$476,702	$724,602	$615,421	$336,674	$2,153,399

Net realized and unrealized gain (loss)	$(76,190,815)	$(23,082,821)	$(2,496,651)	$(125,351,164)	$(227,121,451)
Net income (loss)	$(75,714,113)	$(22,358,219)	$(1,881,230)	$(125,014,490)	$(224,968,052)
Net increase (decrease) in net asset value per share	$(14.50)	$(3.22)	$(1.67)	$(6.89)	$(26.28)

	Three Months Ended (unaudited)				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net investment income (loss)	$(47,426)	$(16,991)	$50,013	$381,069	$366,665

Net realized and unrealized gain (loss)	$91,294,868	$(23,350,906)	$(41,230,299)	$85,342,613	$112,056,276
Net income (loss)	$91,247,442	$(23,367,897)	$(41,180,286)	$85,723,682	$112,422,941
Net increase (decrease) in net asset value per share	$16.42	$(9.34)	$(8.57)	$16.73	$15.24

See the Index to Financial Statements on Page 130 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2019, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.
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
Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2019. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled
Internal Control – Integrated Framework (2013)
. Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
12
2

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
As of December 31, 2019, the Sponsor serves as the Trust’s commodity pool operator.
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

Background and Principals
As of December 31, 2019, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.
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
Michael L. Sapir
, Chairman and Chief Executive Officer and a listed Principal of the Sponsor since August 14, 2008; Chairman and Chief Executive Officer and a member of PFA since April 1997, and a listed Principal of PFA since November 26, 2012; and Chairman and Chief Executive Officer and a member of PSA since January 2005 and a listed Principal of PSA since January 14, 2014. As Chairman and Chief Executive Officer of the Sponsor, PFA and PSA, Mr. Sapir’s responsibilities include oversight of all aspects of the Sponsor, PFA and PSA, respectively.
Louis M. Mayberg
, a member and a listed Principal of the Sponsor since June 9, 2008; a member of PFA since April 1997 and a listed Principal of PFA since November 26, 2012; and a member of PSA since January 2005 and a listed Principal of PSA since January 14, 2014. Mr. Mayberg served as Principal Executive Officer of the Trust from June 2008 to December 2013.
William E. Seale, Ph.D
., a member of the Sponsor and a listed Principal of the Sponsor since June 11, 1999; a member of PFA since April 1997 and a listed Principal of PFA since November 8, 2013; and a member of PSA since April 2005 and a listed Principal of PSA since January 14, 2014. Dr. Seale served as Chief Investment Officer of PFA from January 2003 to July 2005 and from October 2006 to June 2008 and as Director of Portfolio from January 1997 to January 2003. Dr. Seale served as Chief Investment Officer of PSA from October 2006 to June 2008. In these roles, Dr. Seale’s responsibilities included oversight of the investment management activities of the respective entities. Dr. Seale is a former commissioner of the CFTC.
Sapir Family Trust
, a listed Principal of the Sponsor. The Sapir Family Trust has an ownership interest in the Sponsor and PSA. The Sapir Family Trust has a passive ownership interest in the Sponsor and exercises no management authority over the Funds.
Northstar Trust
, a listed Principal of the Sponsor. Northstar Trust has an ownership interest in the Sponsor and PFA. Northstar Trust has a passive ownership interest in the Sponsor and exercises no management authority over the Funds.
Timothy N. Coakley
, Chief Financial Officer and a listed Principal of the Sponsor since March 7, 2014; Chief Financial Officer and a listed Principal of PFA since March 11, 2014; and Chief Financial Officer and a listed Principal of PSA since March 11, 2014. As Chief Financial Officer of the Sponsor, Mr. Coakley’s responsibilities include oversight of the financial matters of the Sponsor.
Edward J. Karpowicz
, Principal Financial Officer of the Trust since July 2008 and a listed principal of the Sponsor since September 18, 2013. Mr. Karpowicz has been employed by PFA since July 2002 and PSA since its inception as Vice President of Financial Administration.
Todd B. Johnson
, Principal Executive Officer of the Trust since January 2014; Chief Investment Officer of the Sponsor since February 27, 2009, a registered swap associated person of the Sponsor since January 4, 2013, a registered associated person of the Sponsor since January 29, 2010, and a listed principal of the Sponsor since January 16, 2009. As Principal Executive Officer of the Trust, Mr. Johnson’s responsibilities include oversight of the operations of the Trust. As Chief Investment Officer of the Sponsor, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PFA and PSA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. In addition, Mr. Johnson has been listed as a principal and associated person of PSA since January 14, 2014. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005.

Hratch Najarian
, Director, Portfolio Management of the Sponsor since August 2013 and a listed principal of the Sponsor since October 15, 2013. In these roles, Mr. Najarian’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Najarian also serves as Director, Portfolio Management of PFA and PSA since August 2013, and is listed as a principal of PFA since January 8, 2014 and a principal and associated person of PSA since January 14, 2014. Mr. Najarian served as Senior Portfolio Manager of PSA from December 2009 through September 2013. He also served as Senior Portfolio Manager of PFA from December 2009 through September 2013, as Portfolio Manager of PFA from May 2007 through November 2009, and as Associate Portfolio Manager of PFA from November 2004 through April 2007.
Alexander Ilyasov,
Senior Portfolio Manager of the Sponsor since August 22, 2016. In this role, Mr. Ilyasov’s responsibilities include oversight of the investment management activities of the VIX Futures Funds and certain other series of the Trust. Mr. Ilyasov also serves as a Senior Portfolio Manager of PFA since October 2013 and has served as Portfolio Manager of PSA since October 2013.
Ryan T. Dofflemeyer
, Portfolio Manager of the Sponsor since January 3, 2011, a registered associated person and an NFA associate member of the Sponsor since October 26, 2010. In these roles, Mr. Dofflemeyer’s responsibilities include day-to-day portfolio management of the VIX Funds, the Commodity Index Funds, the Commodity Funds and certain other series of the Trust. Mr. Dofflemeyer has been registered as an associated person of PFA since December 5, 2012. Mr. Dofflemeyer also serves as a Portfolio Manager of PFA since August 2007 and was a Portfolio Analyst between October 2003 and August 2007. In addition, Mr. Dofflemeyer also serves as Portfolio Manager for Horizon BetaPro Funds (investment funds) since May 2008 and served as a Portfolio Manager of PSA from March 2010 through September 2013. Mr. Dofflemeyer worked as a Research Assistant for the Investment Company Institute (investment funds trade organization) from September 2001 to August 2003.
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
Victor M. Frye
, a listed principal of the Sponsor since December 2, 2008, a listed principal of PFA since November 26, 2012, and a listed principal of PSA since January 14, 2014. Mr. Frye’s responsibilities include the review and approval of advertising material of the Sponsor. Mr. Frye has been employed as Chief Compliance Officer of PFA since October 2002 and of PSA since December 2004.
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
The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2019, the following represents Management Fees earned by the Sponsor:

Fund	Amount
ProShares Short Euro	$135,292
ProShares Short VIX Short-Term Futures ETF	3,333,950
ProShares Ultra Bloomberg Crude Oil	3,612,580
ProShares Ultra Bloomberg Natural Gas	297,043
ProShares Ultra Euro	62,543
ProShares Ultra Gold	884,410
ProShares Ultra Silver	1,928,478
ProShares Ultra VIX Short-Term Futures ETF	4,819,171
ProShares Ultra Yen	39,949
ProShares UltraPro 3x Crude Oil ETF	1,049,564
ProShares UltraPro 3x Short Crude Oil ETF	312,430
ProShares UltraShort Australian Dollar	72,858
ProShares UltraShort Bloomberg Crude Oil	769,401
ProShares UltraShort Bloomberg Natural Gas	83,978
ProShares UltraShort Euro	1,293,377
ProShares UltraShort Gold	188,089
ProShares UltraShort Silver	139,668
ProShares UltraShort Yen	451,638
ProShares VIX Mid-Term Futures ETF	380,474
ProShares VIX Short-Term Futures ETF	2,038,850

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not applicable.
Item 14. Principal Accounting Fees and Services.
(1) to (4).	Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$730,400	$810,400
Audit-Related Fees	—	34,000
Tax Fees	3,158,000	3,207,930
All Other Fees	—	—

Total Trust:	$3,888,400	$4,052,330

12
7

Audit fees for the year ended December 31, 2019 consist of fees paid to PwC for the audit of the Funds’ December 31, 2019 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2018 consist of fees paid to PwC for the audit of the Funds’ December 31, 2018 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.
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

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Form of Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.

(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.

(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.

(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.

(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.

(6)	Filed herewith.

Item 16. Form 10-K Summary.
Not applicable.

ProShares Trust II
Financial Statements as of December 31, 2019
Index

Documents	Page
Report of Independent Registered Public Accounting Firm	131
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

ProShares Short Euro	134
ProShares Short VIX Short-Term Futures ETF	140
ProShares Ultra Bloomberg Crude Oil	146
ProShares Ultra Bloomberg Natural Gas	152
ProShares Ultra Euro	158
ProShares Ultra Gold	164
ProShares Ultra Silver	170
ProShares Ultra VIX Short-Term Futures ETF	176
ProShares Ultra Yen	182
ProShares UltraPro 3x Crude Oil ETF	188
ProShares UltraPro 3x Short Crude Oil ETF	194
ProShares UltraShort Australian Dollar	200
ProShares UltraShort Bloomberg Crude Oil	206
ProShares UltraShort Bloomberg Natural Gas	212
ProShares UltraShort Euro	218
ProShares UltraShort Gold	224
ProShares UltraShort Silver	230
ProShares UltraShort Yen	236
ProShares VIX Mid-Term Futures ETF	242
ProShares VIX Short-Term Futures ETF	248
ProShares Trust II	254
Notes to Financial Statements	258

Report of Independent Registered Public Accounting Firm
To the Sponsor of ProShares Trust II and Shareholders of each of the individual twenty funds listed below, comprising ProShares Trust II
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual twenty funds listed below comprising ProShares Trust II (hereafter collectively referred to as the “Trust”), as of December 31, 2019 and 2018,
and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a), (b) and (c) below, including the related notes (collectively referred to as the “financial statements”).
We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the twenty funds listed below as of December 31, 2019 and 2018
,
and the combined and individual results of their operations and their cash flows for the respective periods described in (a), (b) and (c) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual twenty funds listed below maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the COSO.

ProShares Short Euro (a)	ProShares UltraShort Australian Dollar (a)
ProShares Short VIX Short-Term Futures ETF (a)	ProShares UltraShort Bloomberg Crude Oil (a)
ProShares Ultra Bloomberg Crude Oil (a)	ProShares UltraShort Bloomberg Natural Gas (a)
ProShares Ultra Bloomberg Natural Gas (a)	ProShares UltraShort Euro (a)
ProShares Ultra Euro (a)	ProShares UltraShort Gold (a)
ProShares Ultra Gold (a)	ProShares UltraShort Silver (a)
ProShares Ultra Silver (a)	ProShares UltraShort Yen (a)
ProShares Ultra VIX Short-Term Futures ETF (a)	ProShares VIX Mid-Term Futures ETF (a)
ProShares Ultra Yen (a)	ProShares VIX Short-Term Futures ETF (a)
ProShares UltraPro 3x Crude Oil ETF (b)
ProShares UltraPro 3x Short Crude Oil ETF (b)	ProShares Trust II (“combined”) (c)

(a)	Statements of financial condition, including the schedules of investments, as of December 31, 2019 and 2018, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019

(b)	Statements of financial condition, including the schedules of investments, as of December 31, 2019 and 2018, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2019 and for the period January 13, 2017 (inception) through December 31, 2017

(c)	Combined statements of financial condition as of December 31, 2019 and 2018, and the related combined statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019

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
Our audits of the combined Trust’s and each of the individual fund’s financial statements included performing procedures to assess the risks of material misstatement of the combined Trust’s and each of the individual fund’s financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined Trust’s and each of the individual fund’s financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined Trust’s and each of the individual fund’s financial statements. Our audits of internal control over financial reporting included obtaining an understanding of the combined Trust’s and each of the individual fund’s internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audits of the combined Trust’s and each of the individual fund’s financial statements that were communicated or required to be communicated to those charged with governance and that (i) relate to accounts or disclosures that are material to the combined Trust’s and each of the individual fund’s financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 28, 2020
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
We have served as the auditor of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since 2017.

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $745,775 and $599,431, respectively)	$745,805	$599,429
Cash	1,509,236	7,873,056
Segregated cash balances with brokers for futures contracts	31,680	151,800
Interest receivable	2,434	7,641

Total assets	2,289,155	8,631,926

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,100	5,250
Payable to Sponsor	1,860	6,990

Total liabilities	6,960	12,240

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,282,195	8,619,686

Total liabilities and shareholders’ equity	$2,289,155	$8,631,926

Shares outstanding	50,000	200,000

Net asset value per share	$45.64	$43.10

Market value per share (Note 2)	$45.69	$43.08

See accompanying notes to financial statements.

13
4

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 33 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.514% due 02/06/20	$365,000	$364,469
1.519% due 02/13/20	382,000	381,336

Total short-term U.S. government and agency obligations (cost $745,775)		$745,805

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires March 2020	16	$2,256,400	$(14,000)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

13
5

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 7 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
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

13
6

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$314,021	$123,954	$75,953

Expenses
Management fee	135,292	78,253	111,736
Brokerage commissions	2,478	1,244	1,844

Total expenses	137,770	79,497	113,580

Net investment income (loss)	176,251	44,457	(37,627)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	972,479	459,984	(1,161,987)
Short-term U.S. government and agency obligations	1,186	—	(384)

Net realized gain (loss)	973,665	459,984	(1,162,371)

Change in net unrealized appreciation (depreciation) on
Futures contracts	29,281	123,007	(299,188)
Short-term U.S. government and agency obligations	32	358	(381)

Change in net unrealized appreciation (depreciation)	29,313	123,365	(299,569)

Net realized and unrealized gain (loss)	1,002,978	583,349	(1,461,940)

Net income (loss)	$1,179,229	$627,806	$(1,499,567)

See accompanying notes to financial statements.

13
7

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$8,619,686	$7,991,880	$15,770,088

Addition of 300,000, – and – shares, respectively	13,205,150	—	—
Redemption of 450,000, – and 150,000 shares, respectively	(20,721,870)	—	(6,278,641)

Net addition (redemption) of (150,000), – and (150,000) shares, respectively	(7,516,720)	—	(6,278,641)

Net investment income (loss)	176,251	44,457	(37,627)
Net realized gain (loss)	973,665	459,984	(1,162,371)
Change in net unrealized appreciation (depreciation)	29,313	123,365	(299,569)

Net income (loss)	1,179,229	627,806	(1,499,567)

Shareholders’ equity, end of period	$2,282,195	$8,619,686	$7,991,880

See accompanying notes to financial statements.

13
8

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$1,179,229	$627,806	$(1,499,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(411,178,062)	(371,708,641)	(52,920,382)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	411,237,264	378,200,000	59,163,769
Net amortization and accretion on short-term U.S. government and agency obligations	(204,360)	(94,195)	(75,559)
Net realized gain (loss) on investments	(1,186)	—	384
Change in unrealized appreciation (depreciation) on investments	(32)	(358)	381
Decrease (Increase) in interest receivable	5,207	(7,641)	—
Increase (Decrease) in payable to Sponsor	(5,130)	453	(6,149)
Increase (Decrease) in payable on futures contracts	(150)	(38,061)	(33,355)

Net cash provided by (used in) operating activities	1,032,780	6,979,363	4,629,522

Cash flow from financing activities
Proceeds from addition of shares	13,205,150	—	—
Payment on shares redeemed	(20,721,870)	—	(6,278,641)

Net cash provided by (used in) financing activities	(7,516,720)	—	(6,278,641)

Net increase (decrease) in cash	(6,483,940)	6,979,363	(1,649,119)
Cash, beginning of period	8,024,856	1,045,493	2,694,612

Cash, end of period	$1,540,916	$8,024,856	$1,045,493

See accompanying notes to financial statements.

1
39

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $56,926,750 and $–, respectively)	$56,929,436	$—
Cash	113,044,890	180,835,767
Segregated cash balances with brokers for futures contracts	54,499,197	116,062,688
Receivable on open futures contracts	60,052,325	63,300,889
Interest receivable	123,214	142,222

Total assets	284,649,062	360,341,566

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	15,448,037
Payable to Sponsor	211,883	297,266

Total liabilities	211,883	15,745,303

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	284,437,179	344,596,263

Total liabilities and shareholders’ equity	$284,649,062	$360,341,566

Shares outstanding	4,334,307	8,134,307

Net asset value per share	$65.62	$42.36

Market value per share (Note 2)	$65.23	$42.30

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 20 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.547% due 01/30/20 †	$42,000,000	$41,951,238
1.462% due 02/06/20 †	15,000,000	14,978,198

Total short-term U.S. government and agency obligations (cost $56,926,750)		$56,929,436

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe , expires January 2020	5,442	$79,589,250	$10,424,889
VIX Futures - Cboe , expires February 2020	3,764	62,576,500	(170,017)

			$10,254,872

^^	Rates shown represent discount rate at the time of purchase.

†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe , expires January 2019	4,103	$99,190,025	$(15,386,661)
VIX Futures - Cboe , expires February 2019	3,282	73,106,550	910,460

			$(14,476,201)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$5,618,666	$5,721,966	$6,001,679

Expenses
Management fee	3,333,950	5,617,477	7,147,223
Brokerage commissions	723,282	2,162,086	4,226,442
Brokerage fees	721	151,758	1,558
Non-recurring fees and expenses	398,550	—	—

Total expenses	4,456,503	7,931,321	11,375,223

Net investment income (loss)	1,162,163	(2,209,355)	(5,373,544)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	125,639,084	(1,885,564,719)	897,400,516
Short-term U.S. government and agency obligations	2,755	(259,113)	(443)

Net realized gain (loss)	125,641,839	(1,885,823,832)	897,400,073

Change in net unrealized appreciation (depreciation) on
Futures contracts	24,731,073	(31,517,650)	27,351,060
Short-term U.S. government and agency obligations	2,686	51,865	(56,560)

Change in net unrealized appreciation (depreciation)	24,733,759	(31,465,785)	27,294,500

Net realized and unrealized gain (loss)	150,375,598	(1,917,289,617)	924,694,573

Net income (loss)	$151,537,761	$(1,919,498,972)	$919,321,029

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$344,596,263	$770,163,871	$228,075,387

Addition of 1,500,000, 19,000,000 and 13,137,500 shares, respectively	84,372,594	2,433,234,181	3,985,678,031
Redemption of 5,300,000, 12,378,193 and 12,875,000 shares, respectively	(296,069,439)	(939,302,817)	(4,362,910,576)

Net addition (redemption) of (3,800,000), 6,621,807 and 262,500 shares, respectively	(211,696,845)	1,493,931,364	(377,232,545)

Net investment income (loss)	1,162,163	(2,209,355)	(5,373,544)
Net realized gain (loss)	125,641,839	(1,885,823,832)	897,400,073
Change in net unrealized appreciation (depreciation)	24,733,759	(31,465,785)	27,294,500

Net income (loss)	151,537,761	(1,919,498,972)	919,321,029

Shareholders’ equity, end of period	$284,437,179	$344,596,263	$770,163,871

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$151,537,761	$(1,919,498,972)	$919,321,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,155,156,465)	(23,270,517,650)	(7,250,717,757)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,100,473,064	23,768,116,025	6,931,640,345
Net amortization and accretion on short-term U.S. government and agency obligations	(2,240,594)	(2,894,979)	(5,493,799)
Net realized gain (loss) on investments	(2,755)	259,113	443
Change in unrealized appreciation (depreciation) on investments	(2,686)	(51,865)	56,560
Decrease (Increase) in receivable on futures contracts	3,248,564	(42,542,039)	(19,699,432)
Decrease (Increase) in interest receivable	19,008	(142,222)	—
Increase (Decrease) in payable to Sponsor	(85,383)	(530,173)	597,228
Increase (Decrease) in payable on futures contracts	(15,448,037)	14,919,287	203,750

Net cash provided by (used in) operating activities	82,342,477	(1,452,883,475)	575,908,367

Cash flow from financing activities
Proceeds from addition of shares	84,372,594	2,433,234,181	3,985,678,031
Payment on shares redeemed	(296,069,439)	(984,120,527)	(4,318,092,866)

Net cash provided by (used in) financing activities	(211,696,845)	1,449,113,654	(332,414,835)

Net increase (decrease) in cash	(129,354,368)	(3,769,821)	243,493,532
Cash, beginning of period	296,898,455	300,668,276	57,174,744

Cash, end of period	$167,544,087	$296,898,455	$300,668,276

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 200,101,525 and $ 280,497,709 , respectively)	$200,115,463	$280,502,900
Cash	86,168,083	123,257,905
Segregated cash balances with brokers for futures contracts	2,147,480	13,563,407
Segregated cash balances with brokers for swap agreements	—	11,197,000
Unrealized appreciation on swap agreements	21,814,590	—
Receivable from capital shares sold	—	12,991,664
Receivable on open futures contracts	—	190,440
Interest receivable	123,221	62,514

Total assets	310,368,837	441,765,830

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	266,056	311,815
Payable to Sponsor	258,199	287,236
Unrealized depreciation on swap agreements	—	72,767,125

Total liabilities	524,255	73,366,176

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	309,844,582	368,399,654

Total liabilities and shareholders’ equity	$310,368,837	$441,765,830

Shares outstanding	15,211,317	28,211,317

Net asset value per share	$20.37	$13.06

Market value per share (Note 2)	$20.46	$13.30

See accompanying notes to financial statements.

14
6

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 65 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.609 % due 01/09/20 †	$39,000,000	$38,989,536
1.547 % due 01/30/20 †	57,000,000	56,933,823
1.514 % due 02/06/20	50,952,000	50,877,941
1.587 % due 02/13/20 †	53,407,000	53,314,163

Total short-term U.S. government and agency obligations (cost $ 200,101,525 )		$200,115,463

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2020	554	$33,666,580	$765,575

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/06/20	$172,174,920	$6,039,121
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	120,411,487	4,393,163
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	01/06/20	115,540,626	4,210,281
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	64,308,537	2,253,037
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	113,574,303	4,918,988

			Total Unrealized Appreciation	$21,814,590

†
All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**
For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

14
7

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 76 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607 % due 01/03/19 †	$15,000,000	$14,999,078
2.287 % due 01/17/19 †	91,000,000	90,912,794
2.260 % due 01/31/19 †	90,000,000	89,834,697
2.400 % due 02/14/19 †	85,000,000	84,756,331

Total short-term U.S. government and agency obligations (cost $ 280,497,709 )		$280,502,900

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2019	3,121	$142,692,120	$(14,040,301)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/07/19	$192,061,821	$(22,752,565)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	112,179,333	(15,691,687)
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	01/07/19	113,997,533	(13,836,386)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	38,382,074	(5,206,589)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	137,242,162	(15,279,898)

			Total Unrealized Depreciation	$(72,767,125)

†	All or partial amount pledged as collateral for swap agreements.
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

14
8

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$7,627,706	$7,041,517	$5,982,049

Expenses
Management fee	3,612,580	3,918,014	7,120,247
Brokerage commissions	150,542	100,695	241,263

Total expenses	3,763,122	4,018,709	7,361,510

Net investment income (loss)	3,864,584	3,022,808	(1,379,461)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	22,428,157	(3,149,395)	28,048,922
Swap agreements	121,742,316	24,906,389	(5,902,710)
Short-term U.S. government and agency obligations	18,336	(2,307)	(14,496)

Net realized gain (loss)	144,188,809	21,754,687	22,131,716

Change in net unrealized appreciation (depreciation) on
Futures contracts	14,805,876	(25,986,280)	6,408,814
Swap agreements	94,581,715	(135,005,486)	6,879,790
Short-term U.S. government and agency obligations	8,747	32,342	(30,855)

Change in net unrealized appreciation (depreciation)	109,396,338	(160,959,424)	13,257,749

Net realized and unrealized gain (loss)	253,585,147	(139,204,737)	35,389,465

Net income (loss)	$257,449,731	$(136,181,929)	$34,010,004

See accompanying notes to financial statements.

1
49

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$368,399,654	$524,445,526	$933,731,860

Addition of 34,050,000, 24,600,000 and 68,500,000 shares, respectively	569,843,253	518,136,436	1,156,816,574
Redemption of 47,050,000, 18,550,000 and 86,352,616 shares, respectively	(885,848,056)	(538,000,379)	(1,600,112,912)

Net addition (redemption) of (13,000,000), 6,050,000 and (17,852,616) shares, respectively	(316,004,803)	(19,863,943)	(443,296,338)

Net investment income (loss)	3,864,584	3,022,808	(1,379,461)
Net realized gain (loss)	144,188,809	21,754,687	22,131,716
Change in net unrealized appreciation (depreciation)	109,396,338	(160,959,424)	13,257,749

Net income (loss)	257,449,731	(136,181,929)	34,010,004

Shareholders’ equity, end of period	$309,844,582	$368,399,654	$524,445,526

See accompanying notes to financial statements.

15
0

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$257,449,731	$(136,181,929)	$34,010,004
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,985,480,476)	(15,528,795,124)	(6,401,999,444)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,072,626,713	15,714,465,442	6,833,376,973
Net amortization and accretion on short-term U.S. government and agency obligations	(6,731,717)	(6,627,281)	(5,888,775)
Net realized gain (loss) on investments	(18,336)	2,307	14,496
Change in unrealized appreciation (depreciation) on investments	(94,590,462)	134,973,144	(6,848,935)
Decrease (Increase) in receivable on futures contracts	190,440	2,051,561	(2,242,001)
Decrease (Increase) in interest receivable	(60,707)	(62,514)	—
Increase (Decrease) in payable to Sponsor	(29,037)	(128,585)	(397,278)
Increase (Decrease) in brokerage commissions payable	—	—	(2,332)
Increase (Decrease) in payable on futures contracts	(45,759)	311,815	(1,993,438)

Net cash provided by (used in) operating activities	243,310,390	180,008,836	448,029,270

Cash flow from financing activities
Proceeds from addition of shares	582,834,917	505,144,772	1,156,816,574
Payment on shares redeemed	(885,848,056)	(547,464,799)	(1,616,527,496)

Net cash provided by (used in) financing activities	(303,013,139)	(42,320,027)	(459,710,922)

Net increase (decrease) in cash	(59,702,749)	137,688,809	(11,681,652)
Cash, beginning of period	148,018,312	10,329,503	22,011,155

Cash, end of period	$88,315,563	$148,018,312	$10,329,503

See accompanying notes to financial statements.

15
1

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 27,528,924 and $ 8,380,716 , respectively)	$27,530,314	$8,380,427
Cash	7,072,257	731,158
Segregated cash balances with brokers for futures contracts	10,546,805	6,299,444
Receivable from capital shares sold	—	2,528,757
Receivable on open futures contracts	37,024	—
Interest receivable	10,591	11,508

Total assets	45,196,991	17,951,294

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	3,309,741
Payable to Sponsor	36,786	24,113

Total liabilities	36,786	3,333,854

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,160,205	14,617,440

Total liabilities and shareholders’ equity	$45,196,991	$17,951,294

Shares outstanding	5,378,150	578,150

Net asset value per share	$8.40	$25.28

Market value per share (Note 2)	$8.34	$25.82

See accompanying notes to financial statements.

15
2

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 61 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607 % due 01/09/20	$6,000,000	$5,998,390
1.547 % due 01/30/20	5,500,000	5,493,615
1.514 % due 02/06/20	7,843,000	7,831,600
1.519 % due 02/13/20	8,221,000	8,206,709

Total short-term U.S. government and agency obligations (cost $ 27,528,924 )		$27,530,314

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2020	4,185	$90,312,300	$(2,652,228)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

15
3

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 57 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.635 % due 01/03/19	$800,000	$799,951
1.884 % due 01/17/19	700,000	699,329
1.924 % due 01/31/19	900,000	898,347
2.362 % due 02/14/19	6,000,000	5,982,800

Total short-term U.S. government and agency obligations (cost $ 8,380,716 )		$8,380,427

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2019	1,025	$29,222,750	$(10,323,163)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

15
4

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$589,183	$489,924	$339,079

Expenses
Management fee	297,043	305,706	446,589
Brokerage commissions	129,752	87,899	126,252

Total expenses	426,795	393,605	572,841

Net investment income (loss)	162,388	96,319	(233,762)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(32,380,194)	21,092,864	(40,793,265)
Short-term U.S. government and agency obligations	(24)	(31)	(1,021)

Net realized gain (loss)	(32,380,218)	21,092,833	(40,794,286)

Change in net unrealized appreciation (depreciation) on
Futures contracts	7,670,935	(17,548,973)	4,689,090
Short-term U.S. government and agency obligations	1,679	1,941	(2,494)

Change in net unrealized appreciation (depreciation)	7,672,614	(17,547,032)	4,686,596

Net realized and unrealized gain (loss)	(24,707,604)	3,545,801	(36,107,690)

Net income (loss)	$(24,545,216)	$3,642,120	$(36,341,452)

See accompanying notes to financial statements.

15
5

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$14,617,440	$63,268,950	$43,203,386

Addition of 8,250,000 , 1,600,000 and 2,510,000 shares, respectively	115,544,309	53,884,378	106,004,594
Redemption of 3,450,000 , 2,960,284 and 1,030,000 shares, respectively	(60,456,328)	(106,178,008)	(49,597,578)

Net addition (redemption) of 4,800,000 , (1,360,284) and 1,480,000 shares, respectively	55,087,981	(52,293,630)	56,407,016

Net investment income (loss)	162,388	96,319	(233,762)
Net realized gain (loss)	(32,380,218)	21,092,833	(40,794,286)
Change in net unrealized appreciation (depreciation)	7,672,614	(17,547,032)	4,686,596

Net income (loss)	(24,545,216)	3,642,120	(36,341,452)

Shareholders’ equity, end of period	$45,160,205	$14,617,440	$63,268,950

See accompanying notes to financial statements.

15
6

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(24,545,216)	$3,642,120	$(36,341,452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(409,196,437)	(1,789,009,201)	(400,640,972)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	390,337,650	1,831,997,907	386,173,028
Net amortization and accretion on short-term U.S. government and agency obligations	(289,445)	(405,867)	(313,279)
Net realized gain (loss) on investments	24	31	1,021
Change in unrealized appreciation (depreciation) on investments	(1,679)	(1,941)	2,494
Decrease (Increase) in receivable on futures contracts	(37,024)	1,520,156	(1,520,156)
Decrease (Increase) in interest receivable	917	(11,508)	—
Increase (Decrease) in payable to Sponsor	12,673	(19,992)	8,069
Increase (Decrease) in brokerage commissions payable	—	—	(433)
Increase (Decrease) in payable on futures contracts	(3,309,741)	3,309,741	(1,528,005)

Net cash provided by (used in) operating activities	(47,028,278)	51,021,446	(54,159,685)

Cash flow from financing activities
Proceeds from addition of shares	118,073,066	51,682,061	105,678,154
Payment on shares redeemed	(60,456,328)	(110,389,802)	(45,385,784)

Net cash provided by (used in) financing activities	57,616,738	(58,707,741)	60,292,370

Net increase (decrease) in cash	10,588,460	(7,686,295)	6,132,685
Cash, beginning of period	7,030,602	14,716,897	8,584,212

Cash, end of period	$17,619,062	$7,030,602	$14,716,897

See accompanying notes to financial statements.

15
7

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 3,970,204 and $ 1,496,665 , respectively)	$3,970,412	$1,496,658
Cash	1,206,437	5,068,270
Segregated cash balances with brokers for foreign currency forward contracts	921,000	921,000
Unrealized appreciation on foreign currency forward contracts	109,997	61,971
Interest receivable	1,496	6,718

Total assets	6,209,342	7,554,617

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,918	6,015
Unrealized depreciation on foreign currency forward contracts	—	4,033

Total liabilities	4,918	10,048

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,204,424	7,544,569

Total liabilities and shareholders’ equity	$6,209,342	$7,554,617

Shares outstanding	450,000	500,000

Net asset value per share	$13.79	$15.09

Market value per share (Note 2)	$13.77	$15.12

See accompanying notes to financial statements.

15
8

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 64 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607 % due 01/09/20	$1,000,000	$999,732
1.547 % due 01/30/20	1,000,000	998,839
1.514 % due 02/06/20	964,000	962,599
1.519 % due 02/13/20	1,011,000	1,009,242

Total short-term U.S. government and agency obligations (cost $ 3,970,204 )		$3,970,412

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/10/20	5,436,377	$6,100,637	$54,679
Euro with UBS AG	01/10/20	5,589,416	6,272,376	55,318

			Total Unrealized Appreciation	$109,997

^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

1
59

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 20 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.635 % due 01/03/19	$200,000	$199,988
1.884 % due 01/17/19	100,000	99,904
1.924 % due 01/31/19	200,000	199,633
2.427 % due 02/14/19	1,000,000	997,133

Total short-term U.S. government and agency obligations (cost $ 1,496,665 )		$1,496,658

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/11/19	7,046,525	$8,079,203	$28,315
Euro with UBS AG	01/11/19	6,507,700	7,461,414	33,656

			Total Unrealized Appreciation	$61,971

Contracts to Sell
Euro with Goldman Sachs International	01/11/19	(206,300)	$(236,533)	$(2,106)
Euro with UBS AG	01/11/19	(203,200)	(232,979)	(1,927)

			Total Unrealized Depreciation	$(4,033)

^	The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

16
0

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$121,071	$112,904	$94,761

Expenses
Management fee	62,543	82,081	124,543

Total expenses	62,543	82,081	124,543

Net investment income (loss)	58,528	30,823	(29,782)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(722,691)	(1,063,823)	2,212,313
Short-term U.S. government and agency obligations	—	7	(87)

Net realized gain (loss)	(722,691)	(1,063,816)	2,212,226

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	52,059	(206,214)	838,162
Short-term U.S. government and agency obligations	215	353	(462)

Change in net unrealized appreciation (depreciation)	52,274	(205,861)	837,700

Net realized and unrealized gain (loss)	(670,417)	(1,269,677)	3,049,926

Net income (loss)	$(611,889)	$(1,238,854)	$3,020,144

See accompanying notes to financial statements.

16
1

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$7,544,569	$9,591,516	$11,914,585

Addition of 100,000, 150,000 and 1,600,000 shares, respectively	1,422,682	2,653,492	25,220,169
Redemption of 150,000, 200,000 and 1,900,000 shares, respectively	(2,150,938)	(3,461,585)	(30,563,382)

Net addition (redemption) of (50,000), (50,000) and (300,000) shares, respectively	(728,256)	(808,093)	(5,343,213)

Net investment income (loss)	58,528	30,823	(29,782)
Net realized gain (loss)	(722,691)	(1,063,816)	2,212,226
Change in net unrealized appreciation (depreciation)	52,274	(205,861)	837,700

Net income (loss)	(611,889)	(1,238,854)	3,020,144

Shareholders’ equity, end of period	$6,204,424	$7,544,569	$9,591,516

See accompanying notes to financial statements.

16
2

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(611,889)	$(1,238,854)	$3,020,144
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(69,587,460)	(444,810,526)	(57,793,329)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	67,150,000	450,399,612	62,783,137
Net amortization and accretion on short-term U.S. government and agency obligations	(36,079)	(89,149)	(94,761)
Net realized gain (loss) on investments	—	(7)	87
Change in unrealized appreciation (depreciation) on investments	(52,274)	205,861	(837,700)
Decrease (Increase) in interest receivable	5,222	(6,718)	—
Increase (Decrease) in payable to Sponsor	(1,097)	(1,283)	(2,331)

Net cash provided by (used in) operating activities	(3,133,577)	4,458,936	7,075,247

Cash flow from financing activities
Proceeds from addition of shares	1,422,682	2,653,492	25,220,169
Payment on shares redeemed	(2,150,938)	(3,461,585)	(30,563,382)

Net cash provided by (used in) financing activities	(728,256)	(808,093)	(5,343,213)

Net increase (decrease) in cash	(3,861,833)	3,650,843	1,732,034
Cash, beginning of period	5,989,270	2,338,427	606,393

Cash, end of period	$2,127,437	$5,989,270	$2,338,427

See accompanying notes to financial statements.

16
3

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 66,174,584 and $ 41,941,207 , respectively)	$66,177,998	$41,941,734
Cash	36,455,823	32,035,747
Segregated cash balances with brokers for futures contracts	2,070,900	179,296
Segregated cash balances with brokers for forward agreements	—	8,883,000
Unrealized appreciation on swap agreements	5,890,260	—
Unrealized appreciation on forward agreements	—	4,253,301
Receivable on open futures contracts	170,073	—
Interest receivable	45,921	15,303

Total assets	110,810,975	87,308,381

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,712,654
Payable on open futures contracts	—	7,990
Payable to Sponsor	84,943	64,443

Total liabilities	84,943	3,785,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	110,726,032	83,523,294

Total liabilities and shareholders’ equity	$110,810,975	$87,308,381

Shares outstanding	2,250,000	2,250,000

Net asset value per share	$49.21	$37.12

Market value per share (Note 2)	$49.05	$37.41

See accompanying notes to financial statements.

16
4

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 60 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607 % due 01/09/20 †	$14,000,000	$13,996,244
1.547 % due 01/30/20 †	19,000,000	18,977,940
1.514 % due 02/06/20	16,237,000	16,213,400
1.519 % due 02/13/20	17,020,000	16,990,414

Total short-term U.S. government and agency obligations (cost $ 66,174,584 )		$66,177,998

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2020	438	$66,711,780	$2,248,514

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/20	$60,437,683	$2,300,665
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/20	44,172,192	1,681,492
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/20	50,125,199	1,908,103

			Total Unrealized Appreciation	$5,890,260

†
All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**
For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

16
5

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 50 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607 % due 01/03/19 †	$2,000,000	$1,999,877
2.307 % due 01/17/19 †	28,000,000	27,973,167
1.898 % due 01/31/19 †	3,000,000	2,994,490
2.349 % due 02/14/19 †	9,000,000	8,974,200

Total short-term U.S. government and agency obligations (cost $ 41,941,207 )		$41,941,734

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2019	47	$6,022,110	$72,670

Forward Agreements
^

	Rate Paid (Received) *	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	2.85%	01/07/19	$50,300	$64,366,395	$1,682,026
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	3.30	01/07/19	36,620	46,862,980	1,223,528
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	3.02	01/07/19	1,000	1,279,640	61,260
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	2.90	01/07/19	37,900	48,497,598	1,286,487

				Total Unrealized Appreciation	$4,253,301

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
**
For forward agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

16
6

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$1,798,692	$1,437,347	$766,560

Expenses
Management fee	884,410	811,581	902,841
Brokerage commissions	11,345	135	48

Total expenses	895,755	811,716	902,889

Net investment income (loss)	902,937	625,631	(136,329)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,697,508	(21,640)	2,839
Swap agreements	12,099,826	—	—
Forward agreements	4,790,603	(7,323,366)	11,481,571
Short-term U.S. government and agency obligations	402	(172)	691

Net realized gain (loss)	19,588,339	(7,345,178)	11,485,101

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,175,844	67,190	24,440
Swap agreements	5,890,260	—	—
Forward agreements	(4,253,301)	606,946	8,077,462
Short-term U.S. government and agency obligations	2,887	6,050	(5,441)

Change in net unrealized appreciation (depreciation)	3,815,690	680,186	8,096,461

Net realized and unrealized gain (loss)	23,404,029	(6,664,992)	19,581,562

Net income (loss)	$24,306,966	$(6,039,361)	$19,445,233

See accompanying notes to financial statements.

16
7

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$83,523,294	$93,708,748	$92,127,200

Addition of 900,000, 550,000 and 650,000 shares, respectively	38,466,355	20,994,687	23,949,465
Redemption of 900,000, 650,000 and 1,100,000 shares, respectively	(35,570,583)	(25,140,780)	(41,813,150)

Net addition (redemption) of –, (100,000) and (450,000) shares, respectively	2,895,772	(4,146,093)	(17,863,685)

Net investment income (loss)	902,937	625,631	(136,329)
Net realized gain (loss)	19,588,339	(7,345,178)	11,485,101
Change in net unrealized appreciation (depreciation)	3,815,690	680,186	8,096,461

Net income (loss)	24,306,966	(6,039,361)	19,445,233

Shareholders’ equity, end of period	$110,726,032	$83,523,294	$93,708,748

See accompanying notes to financial statements.

16
8

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$24,306,966	$(6,039,361)	$19,445,233
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(909,144,427)	(4,562,780,642)	(909,157,323)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	886,380,072	4,611,119,917	916,390,856
Net amortization and accretion on short-term U.S. government and agency obligations	(1,468,620)	(1,390,287)	(766,506)
Net realized gain (loss) on investments	(402)	172	(691)
Change in unrealized appreciation (depreciation) on investments	(1,639,846)	(612,996)	(8,072,021)
Decrease (Increase) in receivable on futures contracts	(170,073)	2,420	(2,420)
Decrease (Increase) in interest receivable	(30,618)	(15,303)	—
Increase (Decrease) in payable to Sponsor	20,500	(6,331)	(1,811)
Increase (Decrease) in payable on futures contracts	(7,990)	7,990	(1,280)

Net cash provided by (used in) operating activities	(1,754,438)	40,285,579	17,834,037

Cash flow from financing activities
Proceeds from addition of shares	38,466,355	20,994,687	23,949,465
Payment on shares redeemed	(39,283,237)	(21,428,126)	(41,813,150)

Net cash provided by (used in) financing activities	(816,882)	(433,439)	(17,863,685)

Net increase (decrease) in cash	(2,571,320)	39,852,140	(29,648)
Cash, beginning of period	41,098,043	1,245,903	1,275,551

Cash, end of period	$38,526,723	$41,098,043	$1,245,903

See accompanying notes to financial statements.

1
69

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 135,537,081 and $ 123,793,893 , respectively)	$135,544,101	$123,795,806
Cash	71,876,942	29,951,685
Segregated cash balances with brokers for futures contracts	7,181,720	521,057
Segregated cash balances with brokers for forward agreements	—	21,435,000
Unrealized appreciation on swap agreements	25,135,898	—
Unrealized appreciation on forward agreements	—	26,301,717
Interest receivable	91,720	16,306

Total assets	239,830,381	202,021,571

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	398,936	47,576
Payable to Sponsor	176,603	149,619

Total liabilities	575,539	197,195

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	239,254,842	201,824,376

Total liabilities and shareholders’ equity	$239,830,381	$202,021,571

Shares outstanding	7,546,526	7,646,526

Net asset value per share	$31.70	$26.39

Market value per share (Note 2)	$31.65	$26.37

See accompanying notes to financial statements.

17
0

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 57 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607 % due 01/09/20 †	$29,000,000	$28,992,219
1.547 % due 01/30/20 †	40,000,000	39,953,560
1.514 % due 02/06/20	32,568,000	32,520,662
1.519 % due 02/13/20	34,137,000	34,077,660

Total short-term U.S. government and agency obligations (cost $ 135,537,081 )		$135,544,101

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2020	1,316	$117,920,180	$5,724,549

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/20	$152,640,569	$10,329,244
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/20	83,225,484	5,925,755
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/20	124,680,616	8,880,899

			Total Unrealized Appreciation	$ 25,135,898

†
All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**
For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

17
1

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 61 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607 % due 01/03/19 †	$8,000,000	$7,999,508
2.285 % due 01/17/19 †	47,000,000	46,954,960
2.241 % due 01/31/19 †	38,000,000	37,930,206
2.364 % due 02/14/19 †	31,000,000	30,911,132

Total short-term U.S. government and agency obligations (cost $ 123,793,893 )		$123,795,806

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2019	129	$10,023,300	$340,736

Forward Agreements
^

	Rate Paid (Received) *	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	3.05%	01/07/19	$9,480,000	$146,687,832	$9,662,061
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	3.65	01/07/19	8,070,800	124,892,402	8,418,745
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	3.17	01/07/19	100,000	1,547,320	118,797
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	3.68	01/07/19	7,786,000	120,486,014	8,102,114

				Total Unrealized Appreciation	$ 26,301,717

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

17
2

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$3,823,565	$3,490,072	$2,142,183

Expenses
Management fee	1,928,478	2,020,586	2,551,877
Brokerage commissions	38,814	307	58
Brokerage fees	3	—	—

Total expenses	1,967,295	2,020,893	2,551,935

Net investment income (loss)	1,856,270	1,469,179	(409,752)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,780,204	(32,131)	(21,522)
Swap agreements	(779,534)	—	—
Forward agreements	32,366,374	(57,456,395)	(31,741,312)
Short-term U.S. government and agency obligations	7,099	(1,203)	207

Net realized gain (loss)	34,374,143	(57,489,729)	(31,762,627)

Change in net unrealized appreciation (depreciation) on
Futures contracts	5,383,813	339,136	28,960
Swap agreements	25,135,898	—	—
Forward agreements	(26,301,717)	4,566,383	42,711,523
Short-term U.S. government and agency obligations	5,107	25,666	(28,112)

Change in net unrealized appreciation (depreciation)	4,223,101	4,931,185	42,712,371

Net realized and unrealized gain (loss)	38,597,244	(52,558,544)	10,949,744

Net income (loss)	$40,453,514	$(51,089,365)	$10,539,992

See accompanying notes to financial statements.

17
3

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$201,824,376	$258,244,696	$275,779,940

Addition of 2,300,000 , 2,100,000 and 1,550,000 shares, respectively	62,741,459	56,650,169	50,514,699
Redemption of 2,400,000, 2,150,000 and 2,100,000 shares, respectively	(65,764,507)	(61,981,124)	(78,589,935)

Net addition (redemption) of (100,000), (50,000) and (550,000) shares, respectively	(3,023,048)	(5,330,955)	(28,075,236)

Net investment income (loss)	1,856,270	1,469,179	(409,752)
Net realized gain (loss)	34,374,143	(57,489,729)	(31,762,627)
Change in net unrealized appreciation (depreciation)	4,223,101	4,931,185	42,712,371

Net income (loss)	40,453,514	(51,089,365)	10,539,992

Shareholders’ equity, end of period	$239,254,842	$201,824,376	$258,244,696

See accompanying notes to financial statements.

17
4

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$40,453,514	$(51,089,365)	$10,539,992
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,737,254,759)	(7,425,415,370)	(2,227,503,877)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,728,644,437	7,540,649,737	2,289,337,181
Net amortization and accretion on short-term U.S. government and agency obligations	(3,125,767)	(3,423,994)	(2,142,126)
Net realized gain (loss) on investments	(7,099)	1,203	(207)
Change in unrealized appreciation (depreciation) on investments	1,160,712	(4,592,049)	(42,683,411)
Decrease (Increase) in receivable on futures contracts	—	2,220	(2,220)
Decrease (Increase) in interest receivable	(75,414)	(16,306)	—
Increase (Decrease) in payable to Sponsor	26,984	(37,038)	(34,624)
Increase (Decrease) in payable on futures contracts	351,360	47,576	(2,290)

Net cash provided by (used in) operating activities	30,173,968	56,126,614	27,508,418

Cash flow from financing activities
Proceeds from addition of shares	62,741,459	56,650,169	50,514,699
Payment on shares redeemed	(65,764,507)	(65,335,975)	(75,235,084)

Net cash provided by (used in) financing activities	(3,023,048)	(8,685,806)	(24,720,385)

Net increase (decrease) in cash	27,150,920	47,440,808	2,788,033
Cash, beginning of period	51,907,742	4,466,934	1,678,901

Cash, end of period	$79,058,662	$51,907,742	$4,466,934

See accompanying notes to financial statements.

17
5

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 179,736,532 and $–, respectively)	$179,749,262	$—
Cash	179,318,928	104,967,557
Segregated cash balances with brokers for futures contracts	175,258,401	70,020,038
Segregated cash balances with brokers for swap agreements	6,984,000	27,933,000
Receivable from capital shares sold	87,500	8,149,949
Receivable on open futures contracts	20,666,579	11,407,017
Interest receivable	212,666	106,307

Total assets	562,277,336	222,583,868

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	34,019,820	6,745,146
Payable to Sponsor	411,729	202,902
Unrealized depreciation on swap agreements	209,784	1,330,949

Total liabilities	34,641,333	8,278,997

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	527,636,003	214,304,871

Total liabilities and shareholders’ equity	$562,277,336	$222,583,868

Shares outstanding	41,630,912	2,630,912

Net asset value per share	$12.67	$81.46

Market value per share (Note 2)	$12.89	$81.73

See accompanying notes to financial statements.

17
6

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 34 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.547% due 01/30/20 †	$83,000,000	$82,903,637
1.462% due 02/06/20 †	50,000,000	49,927,325
1.618% due 02/13/20 †	47,000,000	46,918,300

Total short-term U.S. government and agency obligations (cost $ 179,736,532 )		$179,749,262

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - C boe , expires January 2020	29,402	$430,004,250	$(44,377,309)
VIX Futures - C boe , expires February 2020	20,358	338,451,750	(2,019,472)

			$(46,396,781)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	2.61%	01/29/20	$23,078,793	$(209,784)

			Total Unrealized Depreciation	$(209,784)

†
All or partial amount pledged as collateral for futures contracts.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**
For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

17
7

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - C boe , expires January 2019	5,932	$143,406,100	$33,798,582
VIX Futures - C boe , expires February 2019	4,746	105,717,150	(1,294,617)

			$32,503,965

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on iPath S&P 500 VIX Short-Term Futures ETN IOPV	2.51%	01/26/19	$72,301,516	$(1,330,949)

			Total Unrealized Depreciation	$(1,330,949)

^	The positions and counterparties herein are as of December 31, 2018. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*	Reflects the floating financing rate, as of December 31, 2018, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

17
8

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$7,903,309	$3,853,146	$3,040,059

Expenses
Management fee	4,819,171	3,966,185	3,960,999
Brokerage commissions	2,936,813	3,032,632	3,970,588
Brokerage fees	24,765	—	4,533
Non-recurring fees and expenses	27,508	—	—

Total expenses	7,808,257	6,998,817	7,936,120

Net investment income (loss)	95,052	(3,145,671)	(4,896,061)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(561,156,010)	379,449,269	(1,020,750,851)
Swap agreements	(51,702,622)	10,551,473	—
Short-term U.S. government and agency obligations	18,591	(7,731)	(21,942)

Net realized gain (loss)	(612,840,041)	389,993,011	(1,020,772,793)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(78,900,746)	66,970,085	(26,493,883)
Swap agreements	1,121,165	(1,330,949)	—
Short-term U.S. government and agency obligations	12,730	13,265	(8,993)

Change in net unrealized appreciation (depreciation)	(77,766,851)	65,652,401	(26,502,876)

Net realized and unrealized gain (loss)	(690,606,892)	455,645,412	(1,047,275,669)

Net income (loss)	$(690,511,840)	$452,499,741	$(1,052,171,730)

See accompanying notes to financial statements.

1
79

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$214,304,871	$394,035,141	$515,758,754

Addition of 83,750,000, 38,280,000 and 17,117,000 shares, respectively	2,454,259,697	2,228,542,993	2,602,989,881
Redemption of 44,750,000, 43,274,536 and 10,084,629 shares, respectively	(1,450,416,725)	(2,860,773,004)	(1,672,541,764)

Net addition (redemption) of 39,000,000, (4,994,536) and 7,032,371 shares, respectively	1,003,842,972	(632,230,011)	930,448,117

Net investment income (loss)	95,052	(3,145,671)	(4,896,061)
Net realized gain (loss)	(612,840,041)	389,993,011	(1,020,772,793)
Change in net unrealized appreciation (depreciation)	(77,766,851)	65,652,401	(26,502,876)

Net income (loss)	(690,511,840)	452,499,741	(1,052,171,730)

Shareholders’ equity, end of period	$527,636,003	$214,304,871	$394,035,141

See accompanying notes to financial statements.

18
0

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(690,511,840)	$452,499,741	$(1,052,171,730)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,261,759,239)	(15,074,656,207)	(4,416,383,420)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,085,520,200	15,363,705,730	4,566,387,313
Net amortization and accretion on short-term U.S. government and agency obligations	(3,478,902)	(1,510,857)	(2,896,165)
Net realized gain (loss) on investments	(18,591)	7,731	21,942
Change in unrealized appreciation (depreciation) on investments	(1,133,895)	1,317,684	8,993
Decrease (Increase) in receivable on futures contracts	(9,259,562)	6,171,434	18,388,740
Decrease (Increase) in interest receivable	(106,359)	(106,307)	—
Increase (Decrease) in payable to Sponsor	208,827	(141,390)	(79,981)
Increase (Decrease) in payable on futures contracts	27,274,674	6,745,146	—

Net cash provided by (used in) operating activities	(853,264,687)	754,032,705	(886,724,308)

Cash flow from financing activities
Proceeds from addition of shares	2,462,322,146	2,220,909,974	2,602,472,951
Payment on shares redeemed	(1,450,416,725)	(2,860,773,004)	(1,709,331,303)

Net cash provided by (used in) financing activities	1,011,905,421	(639,863,030)	893,141,648

Net increase (decrease) in cash	158,640,734	114,169,675	6,417,340
Cash, beginning of period	202,920,595	88,750,920	82,333,580

Cash, end of period	$361,561,329	$202,920,595	$88,750,920

See accompanying notes to financial statements.

18
1

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,808,030 and $–, respectively)	$1,808,104	$—
Cash	3,283,138	2,419,531
Segregated cash balances with brokers for foreign currency forward contracts	500,000	307,000
Unrealized appreciation on foreign currency forward contracts	—	179,187
Receivable from capital shares sold	—	2,846,576
Interest receivable	4,726	3,941

Total assets	5,595,968	5,756,235

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,475	2,443
Unrealized depreciation on foreign currency forward contracts	10,529	2,076

Total liabilities	15,004	4,519

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,580,964	5,751,716

Total liabilities and shareholders’ equity	$5,595,968	$5,756,235

Shares outstanding	99,970	99,970

Net asset value per share	$55.83	$57.53

Market value per share (Note 2)	$55.83	$57.55

See accompanying notes to financial statements.

18
2

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 32 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.514% due 02/06/20	$884,000	$882,715
1.519% due 02/13/20	927,000	925,389

Total short-term U.S. government and agency obligations (cost $ 1,808,030 )		$1,808,104

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/10/20	325,804,302	$2,999,073	$(2,404)
Yen with UBS AG	01/10/20	888,782,738	8,181,365	(7,841)

				$(10,245)

Contracts to Sell
Yen with UBS AG	01/10/20	(6,892,531)	$(63,447)	$(284)

				$(284)

			Total Unrealized Depreciation	$(10,529)

^	The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

18
3

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018
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

18
4

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$78,463	$26,930	$28,639

Expenses
Management fee	39,949	27,913	50,521

Total expenses	39,949	27,913	50,521

Net investment income (loss)	38,514	(983)	(21,882)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	58,152	(170,364)	(46,195)
Short-term U.S. government and agency obligations	(162)	—	(83)

Net realized gain (loss)	57,990	(170,364)	(46,278)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(187,640)	211,935	307,252
Short-term U.S. government and agency obligations	74	283	(58)

Change in net unrealized appreciation (depreciation)	(187,566)	212,218	307,194

Net realized and unrealized gain (loss)	(129,576)	41,854	260,916

Net income (loss)	$(91,062)	$40,871	$239,034

See accompanying notes to financial statements.

18
5

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$5,751,716	$2,864,269	$5,540,957

Addition of 200,000, 50,000 and – shares, respectively	11,322,305	2,846,576	—
Redemption of 200,000, – and 50,000 shares, respectively	(11,401,995)	—	(2,915,722)

Net addition (redemption) of –, 50,000 and (50,000) shares, respectively	(79,690)	2,846,576	(2,915,722)

Net investment income (loss)	38,514	(983)	(21,882)
Net realized gain (loss)	57,990	(170,364)	(46,278)
Change in net unrealized appreciation (depreciation)	(187,566)	212,218	307,194

Net income (loss)	(91,062)	40,871	239,034

Shareholders’ equity, end of period	$5,580,964	$5,751,716	$2,864,269

See accompanying notes to financial statements.

18
6

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(91,062)	$40,871	$239,034
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(42,675,552)	(41,486,414)	(16,968,159)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	40,888,736	43,500,000	20,281,603
Net amortization and accretion on short-term U.S. government and agency obligations	(21,376)	(15,370)	(28,639)
Net realized gain (loss) on investments	162	—	83
Change in unrealized appreciation (depreciation) on investments	187,566	(212,218)	(307,194)
Decrease (Increase) in interest receivable	(785)	(3,941)	—
Increase (Decrease) in payable to Sponsor	2,032	131	(2,225)

Net cash provided by (used in) operating activities	(1,710,279)	1,823,059	3,214,503

Cash flow from financing activities
Proceeds from addition of shares	14,168,881	—	—
Payment on shares redeemed	(11,401,995)	—	(2,915,722)

Net cash provided by (used in) financing activities	2,766,886	—	(2,915,722)

Net increase (decrease) in cash	1,056,607	1,823,059	298,781
Cash, beginning of period	2,726,531	903,472	604,691

Cash, end of period	$3,783,138	$2,726,531	$903,472

See accompanying notes to financial statements.

18
7

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $47,190,714 and $20,979,000, respectively)	$47,193,110	$20,979,876
Cash	12,393,273	38,690,241
Segregated cash balances with brokers for futures contracts	13,388,080	24,892,125
Receivable from capital shares sold	—	2,597,148
Receivable on open futures contracts	—	551,842
Interest receivable	25,542	17,308

Total assets	73,000,005	87,728,540

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,075,764	—
Payable to Sponsor	64,912	61,498

Total liabilities	2,140,676	61,498

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	70,859,329	87,667,042

Total liabilities and shareholders’ equity	$73,000,005	$87,728,540

Shares outstanding	3,300,000	6,700,000

Net asset value per share	$21.47	$13.08

Market value per share (Note 2)	$21.60	$13.47

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 67 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$9,000,000	$8,997,585
1.547% due 01/30/20	13,000,000	12,984,908
1.514% due 02/06/20	12,328,000	12,310,081
1.519% due 02/13/20	12,923,000	12,900,536

Total short-term U.S. government and agency obligations (cost $47,190,714)		$47,193,110

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2020	3,498	$212,573,460	$7,266,550

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 24 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.342% due 01/17/19	$21,000,000	$20,979,876

Total short-term U.S. government and agency obligations (cost $20,979,000)		$20,979,876

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2019	5,751	$262,935,720	$(23,451,361)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,		January 13, 2017 (Inception) through December 31, 2017
	2019	2018
Investment Income
Interest	$2,114,130	$351,928	$9,696

Expenses
Management fee	1,049,564	277,762	—
Brokerage commissions	334,485	86,561	34,408
Brokerage fees	—	—	67
Offering costs	—	52,846	119,081
Limitation by Sponsor	—	(26,957)	(24,342)

Total expenses	1,384,049	390,212	129,214

Net investment income (loss)	730,081	(38,284)	(119,518)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	69,170,933	(37,435,672)	6,018,618
Short-term U.S. government and agency obligations	7,318	—	—

Net realized gain (loss)	69,178,251	(37,435,672)	6,018,618

Change in net unrealized appreciation (depreciation) on
Futures contracts	30,717,911	(24,869,359)	1,417,998
Short-term U.S. government and agency obligations	1,520	876	—

Change in net unrealized appreciation (depreciation)	30,719,431	(24,868,483)	1,417,998

Net realized and unrealized gain (loss)	99,897,682	(62,304,155)	7,436,616

Net income (loss)	$100,627,763	$(62,342,439)	$7,317,098

See accompanying notes to financial statements.

19
1

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,		January 13, 2017 (Inception) through December 31, 2017
	2019	2018
Shareholders’ equity, beginning of period	$87,667,042	$11,335,483	$—

Addition of 15,150,000, 7,250,000 and 1,750,008 shares, respectively	251,308,636	186,003,485	40,659,738
Redemption of 18,550,000, 850,008 and 1,450,000 shares, respectively	(368,744,112)	(47,329,487)	(36,641,353)

Net addition (redemption) of (3,400,000), 6,399,992 and 300,008 shares, respectively	(117,435,476)	138,673,998	4,018,385

Net investment income (loss)	730,081	(38,284)	(119,518)
Net realized gain (loss)	69,178,251	(37,435,672)	6,018,618
Change in net unrealized appreciation (depreciation)	30,719,431	(24,868,483)	1,417,998

Net income (loss)	100,627,763	(62,342,439)	7,317,098

Shareholders’ equity, end of period	$70,859,329	$87,667,042	$11,335,483

See accompanying notes to financial statements.

19
2

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,		January 13, 2017 (Inception) through December 31, 2017
	2019	2018
Cash flow from operating activities
Net income (loss)	$100,627,763	$(62,342,439)	$7,317,098
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,874,262,579)	(2,621,719,773)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,849,526,465	2,601,000,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(1,468,282)	(259,227)	—
Net realized gain (loss) on investments	(7,318)	—	—
Change in unrealized appreciation (depreciation) on investments	(1,520)	(876)	—
Decrease (Increase) in receivable on futures contracts	551,842	(262,447)	(289,395)
Decrease (Increase) in receivable in Limitation by Sponsor	—	24,342	(24,342)
Decrease (Increase) in interest receivable	(8,234)	(17,308)	—
Cash paid for offering costs	—	—	(171,927)
Amortization of offering costs	—	52,846	119,081
Increase (Decrease) in payable to Sponsor	3,414	61,498	—
Increase (Decrease) in payable on futures contracts	2,075,764	—	—

Net cash provided by (used in) operating activities	77,037,315	(83,463,384)	6,950,515

Cash flow from financing activities
Proceeds from addition of shares	253,905,784	183,406,337	40,659,738
Payment on shares redeemed	(368,744,112)	(47,329,487)	(36,641,353)

Net cash provided by (used in) financing activities	(114,838,328)	136,076,850	4,018,385

Net increase (decrease) in cash	(37,801,013)	52,613,466	10,968,900
Cash, beginning of period	63,582,366	10,968,900	—

Cash, end of period	$25,781,353	$63,582,366	$10,968,900

See accompanying notes to financial statements.

19
3

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 57,372,196 and $–, respectively)	$57,375,132	$—
Cash	14,418,802	13,456,117
Segregated cash balances with brokers for futures contracts	17,524,681	5,303,112
Securities sold receivable	3,883	—
Receivable on open futures contracts	2,120,078	—
Interest receivable	20,691	13,748

Total assets	91,463,267	18,772,977

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	89,382
Payable to Sponsor	74,120	18,496

Total liabilities	74,120	107,878

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	91,389,147	18,665,099

Total liabilities and shareholders’ equity	$91,463,267	$18,772,977

Shares outstanding	8,574,906	374,906

Net asset value per share	$10.66	$49.79

Market value per share (Note 2)	$10.58	$48.43

See accompanying notes to financial statements.

19
4

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 63 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$13,000,000	$12,996,512
1.547% due 01/30/20	13,000,000	12,984,907
1.514% due 02/06/20	15,352,000	15,329,686
1.519% due 02/13/20	16,092,000	16,064,027

Total short-term U.S. government and agency obligations (cost $ 57,372,196 )		$57,375,132

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2020	4,511	$274,133,470	$(8,358,056)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

19
5

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2019	1,225	$56,007,000	$7,019,475

See accompanying notes to financial statements.

19
6

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,		January 13, 2017 (Inception) through December 31, 2017
	2019	2018
Investment Income
Interest	$562,435	$190,658	$5,930

Expenses
Management fee	312,430	176,390	—
Brokerage commissions	146,608	70,338	32,624
Brokerage fees	—	—	135
Offering costs	—	52,797	119,070
Limitation by Sponsor	—	(176)	(35,309)

Total expenses	459,038	299,349	116,520

Net investment income (loss)	103,397	(108,691)	(110,590)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,410,550)	7,377,281	(7,046,628)
Short-term U.S. government and agency obligations	6,030	—	—

Net realized gain (loss)	(2,404,520)	7,377,281	(7,046,628)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(15,377,531)	10,007,630	(2,988,155)
Short-term U.S. government and agency obligations	2,936	—	—

Change in net unrealized appreciation (depreciation)	(15,374,595)	10,007,630	(2,988,155)

Net realized and unrealized gain (loss)	(17,779,115)	17,384,911	(10,034,783)

Net income (loss)	$(17,675,718)	$17,276,220	$(10,145,373)

See accompanying notes to financial statements.

19
7

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,		January 13, 2017 (Inception) through December 31, 2017
	2019	2018
Shareholders’ equity, beginning of period	$18,665,099	$21,161,176	$–

Addition of 20,600,000, 2,637,500 and 575,002 shares, respectively	304,935,397	62,030,238	38,429,372
Redemption of 12,400,000, 2,762,596 and 75,000 shares, respectively	(214,535,631)	(81,802,535)	(7,122,823)

Net addition (redemption) of 8,200,000 , (125,096) and 500,002 shares, respectively	90,399,766	(19,772,297)	31,306,549

Net investment income (loss)	103,397	(108,691)	(110,590)
Net realized gain (loss)	(2,404,520)	7,377,281	(7,046,628)
Change in net unrealized appreciation (depreciation)	(15,374,595)	10,007,630	(2,988,155)

Net income (loss)	(17,675,718)	17,276,220	(10,145,373)

Shareholders’ equity, end of period	$91,389,147	$18,665,099	$21,161,176

See accompanying notes to financial statements.

19
8

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,		January 13, 2017 (Inception) through December 31, 2017
	2019	2018
Cash flow from operating activities
Net income (loss)	$(17,675,718)	$17,276,220	$(10,145,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(450,571,483)	(1,258,898,672)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	393,485,809	1,259,000,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(280,492)	(101,328)	—
Net realized gain (loss) on investments	(6,030)	—	—
Change in unrealized appreciation (depreciation) on investments	(2,936)	—	—
Decrease (Increase) in securities sold receivable	(3,883)	—	—
Decrease (Increase) in receivable on futures contracts	(2,120,078)	—	—
Decrease (Increase) in receivable in Limitation by Sponsor	—	35,309	(35,309)
Decrease (Increase) in interest receivable	(6,943)	(13,748)	—
Cash paid for offering costs	—	—	(171,867)
Amortization of offering costs	—	52,797	119,070
Increase (Decrease) in payable to Sponsor	55,624	18,496	—
Increase (Decrease) in payable on futures contracts	(89,382)	(437,716)	527,098

Net cash provided by (used in) operating activities	(77,215,512)	16,931,358	(9,706,381)

Cash flow from financing activities
Proceeds from addition of shares	304,935,397	62,030,238	38,429,372
Payment on shares redeemed	(214,535,631)	(81,802,535)	(7,122,823)

Net cash provided by (used in) financing activities	90,399,766	(19,772,297)	31,306,549

Net increase (decrease) in cash	13,184,254	(2,840,939)	21,600,168
Cash, beginning of period	18,759,229	21,600,168	—

Cash, end of period	$31,943,483	$18,759,229	$21,600,168

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 3,931,268 and $ 299,548 , respectively)	$3,931,474	$299,537
Cash	1,506,673	10,321,256
Segregated cash balances with brokers for futures contracts	211,200	433,125
Receivable on open futures contracts	—	6,300
Interest receivable	1,707	8,475

Total assets	5,651,054	11,068,693

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	37,725	—
Payable to Sponsor	4,717	8,360

Total liabilities	42,442	8,360

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,608,612	11,060,333

Total liabilities and shareholders’ equity	$5,651,054	$11,068,693

Shares outstanding	100,000	200,000

Net asset value per share	$56.09	$55.30

Market value per share (Note 2)	$55.88	$54.92

See accompanying notes to financial statements.

20
0

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 70 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$1,000,000	$999,732
1.547% due 01/30/20	1,000,000	998,839
1.514% due 02/06/20	945,000	943,626
1.519% due 02/13/20	991,000	989,277

Total short-term U.S. government and agency obligations (cost $ 3,931,268 )		$3,931,474

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires March 2020	160	$11,260,800	$(224,000)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

20
1

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 3 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.884% due 01/17/19	$100,000	$99,904
1.924% due 01/31/19	200,000	199,633

Total short-term U.S. government and agency obligations (cost $ 299,548 )		$299,537

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires March 2019	315	$22,213,800	$511,825

^^	Rates shown represent discount rate at the time of purchase .

See accompanying notes to financial statements.

20
2

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$159,039	$119,098	$85,306

Expenses
Management fee	72,858	75,944	123,234
Brokerage commissions	5,856	6,408	8,846

Total expenses	78,714	82,352	132,080

Net investment income (loss)	80,325	36,746	(46,774)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	833,171	128,451	(866,771)
Short-term U.S. government and agency obligations	28	(247)	(178)

Net realized gain (loss)	833,199	128,204	(866,949)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(735,825)	1,405,045	(2,075,560)
Short-term U.S. government and agency obligations	217	983	(718)

Change in net unrealized appreciation (depreciation)	(735,608)	1,406,028	(2,076,278)

Net realized and unrealized gain (loss)	97,591	1,534,232	(2,943,227)

Net income (loss)	$177,916	$1,570,978	$(2,990,001)

See accompanying notes to financial statements.

20
3

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$11,060,333	$13,702,102	$16,613,473

Addition of 50,000, 100,000 and 100,000 shares, respectively	3,004,977	5,028,505	4,801,797
Redemption of 150,000, 200,000 and 100,000 shares, respectively	(8,634,614)	(9,241,252)	(4,723,167)

Net addition (redemption) of (100,000), (100,000) and – shares, respectively	(5,629,637)	(4,212,747)	78,630

Net investment income (loss)	80,325	36,746	(46,774)
Net realized gain (loss)	833,199	128,204	(866,949)
Change in net unrealized appreciation (depreciation)	(735,608)	1,406,028	(2,076,278)

Net income (loss)	177,916	1,570,978	(2,990,001)

Shareholders’ equity, end of period	$5,608,612	$11,060,333	$13,702,102

See accompanying notes to financial statements.

20
4

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$177,916	$1,570,978	$(2,990,001)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(132,612,765)	(304,025,708)	(88,399,815)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	129,028,715	315,798,003	89,408,839
Net amortization and accretion on short-term U.S. government and agency obligations	(47,642)	(87,192)	(84,205)
Net realized gain (loss) on investments	(28)	247	178
Change in unrealized appreciation (depreciation) on investments	(217)	(983)	718
Decrease (Increase) in receivable on futures contracts	6,300	(6,300)	—
Decrease (Increase) in interest receivable	6,768	(8,475)	—
Increase (Decrease) in payable to Sponsor	(3,643)	(2,889)	(1,706)
Increase (Decrease) in payable on futures contracts	37,725	(52,950)	20,610

Net cash provided by (used in) operating activities	(3,406,871)	13,184,731	(2,045,382)

Cash flow from financing activities
Proceeds from addition of shares	3,004,977	5,028,505	4,801,797
Payment on shares redeemed	(8,634,614)	(9,241,252)	(4,723,167)

Net cash provided by (used in) financing activities	(5,629,637)	(4,212,747)	78,630

Net increase (decrease) in cash	(9,036,508)	8,971,984	(1,966,752)
Cash, beginning of period	10,754,381	1,782,397	3,749,149

Cash, end of period	$1,717,873	$10,754,381	$1,782,397

See accompanying notes to financial statements.

20
5

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 62,196,121 and $ 27,967,127 , respectively)	$62,199,283	$27,967,534
Cash	50,856,757	22,869,986
Segregated cash balances with brokers for futures contracts	7,239,420	2,746,147
Segregated cash balances with brokers for swap agreements	3,813,000	14,356,000
Unrealized appreciation on swap agreements	—	20,646,726
Receivable from capital shares sold	4,267,015	25,458,885
Receivable on open futures contracts	1,144,404	432,627
Interest receivable	54,165	36,428

Total assets	129,574,044	114,514,333

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	48,600
Payable to Sponsor	88,432	88,422
Unrealized depreciation on swap agreements	4,033,931	—

Total liabilities	4,122,363	137,022

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	125,451,681	114,377,311

Total liabilities and shareholders’ equity	$129,574,044	$114,514,333

Shares outstanding	10,289,884	3,839,884

Net asset value per share	$12.19	$29.79

Market value per share (Note 2)	$12.15	$29.28

See accompanying notes to financial statements.

20
6

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 50 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$13,000,000	$12,996,512
1.547% due 01/30/20 †	15,000,000	14,982,585
1.514% due 02/06/20	16,734,000	16,709,677
1.519% due 02/13/20 †	17,541,000	17,510,509

Total short-term U.S. government and agency obligations (cost $ 62,196,121 )		$62,199,283

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2020	1,864	$113,275,280	$(3,118,689)

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/06/20	$(39,727,981)	$(1,401,797)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	(37,407,865)	(793,395)
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	01/06/20	(31,487,418)	(815,341)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	(9,213,127)	(325,459)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	(19,757,339)	(697,939)

			Total Unrealized Depreciation	$(4,033,931)

†
All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.

*
Reflects the floating financing rate, as of December 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**
For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

20
7

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 24 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/03/19 †	$5,000,000	$4,999,692
2.212% due 01/17/19 †	15,000,000	14,985,625
1.898% due 01/31/19 †	5,000,000	4,990,817
2.427% due 02/14/19	3,000,000	2,991,400

Total short-term U.S. government and agency obligations (cost $ 27,967,127 )		$27,967,534

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2019	641	$29,306,520	$3,272,155

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/07/19	$(67,986,223)	$8,336,367
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	(43,744,157)	2,752,372
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	01/07/19	(31,327,722)	4,237,960
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	(13,980,566)	1,891,050
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/07/19	(42,493,832)	3,428,977

			Total Unrealized Appreciation	$20,646,726

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

20
8

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$1,570,676	$2,758,399	$1,661,295

Expenses
Management fee	769,401	1,663,576	1,934,688
Brokerage commissions	91,476	56,193	82,258

Total expenses	860,877	1,719,769	2,016,946

Net investment income (loss)	709,799	1,038,630	(355,651)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,850,702)	(3,836,970)	(599,457)
Swap agreements	(400,998)	(38,203,116)	(5,891,603)
Short-term U.S. government and agency obligations	4,244	103	(448)

Net realized gain (loss)	(14,247,456)	(42,039,983)	(6,491,508)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(6,390,844)	7,234,803	(2,535,833)
Swap agreements	(24,680,657)	51,253,868	(18,400,261)
Short-term U.S. government and agency obligations	2,755	22,739	(21,889)

Change in net unrealized appreciation (depreciation)	(31,068,746)	58,511,410	(20,957,983)

Net realized and unrealized gain (loss)	(45,316,202)	16,471,427	(27,449,491)

Net income (loss)	$(44,606,403)	$17,510,057	$(27,805,142)

See accompanying notes to financial statements.

2
09

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$114,377,311	$225,843,284	$200,958,303

Addition of 25,950,000, 13,300,000 and 14,500,000 shares, respectively	397,696,425	247,024,351	510,910,744
Redemption of 19,500,000, 18,750,000 and 11,550,000 shares, respectively	(342,015,652)	(376,000,381)	(458,220,621)

Net addition (redemption) of 6,450,000, (5,450,000) and 2,950,000 shares, respectively	55,680,773	(128,976,030)	52,690,123

Net investment income (loss)	709,799	1,038,630	(355,651)
Net realized gain (loss)	(14,247,456)	(42,039,983)	(6,491,508)
Change in net unrealized appreciation (depreciation)	(31,068,746)	58,511,410	(20,957,983)

Net income (loss)	(44,606,403)	17,510,057	(27,805,142)

Shareholders’ equity, end of period	$125,451,681	$114,377,311	$225,843,284

See accompanying notes to financial statements.

21
0

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(44,606,403)	$17,510,057	$(27,805,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,412,477,845)	(6,792,763,547)	(2,520,968,339)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,379,275,846	7,020,979,617	2,474,635,036
Net amortization and accretion on short-term U.S. government and agency obligations	(1,022,751)	(2,513,939)	(1,641,472)
Net realized gain (loss) on investments	(4,244)	(103)	448
Change in unrealized appreciation (depreciation) on investments	24,677,902	(51,276,607)	18,422,150
Decrease (Increase) in receivable on futures contracts	(711,777)	(432,627)	—
Decrease (Increase) in interest receivable	(17,737)	(36,428)	—
Increase (Decrease) in payable to Sponsor	10	(102,279)	27,810
Increase (Decrease) in payable on futures contracts	(48,600)	(645,187)	680,185

Net cash provided by (used in) operating activities	(54,935,599)	190,718,957	(56,649,324)

Cash flow from financing activities
Proceeds from addition of shares	418,888,295	221,565,466	510,910,744
Payment on shares redeemed	(342,015,652)	(376,000,381)	(458,220,621)

Net cash provided by (used in) financing activities	76,872,643	(154,434,915)	52,690,123

Net increase (decrease) in cash	21,937,044	36,284,042	(3,959,201)
Cash, beginning of period	39,972,133	3,688,091	7,647,292

Cash, end of period	$61,909,177	$39,972,133	$3,688,091

See accompanying notes to financial statements.

21
1

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 5,154,603 and $ 299,715 , respectively)	$5,154,876	$299,714
Cash	4,438,331	11,046,280
Segregated cash balances with brokers for futures contracts	2,932,560	7,709,942
Receivable on open futures contracts	—	3,096,239
Interest receivable	6,522	11,379

Total assets	12,532,289	22,163,554

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,321,588
Payable on open futures contracts	6,826	—
Payable to Sponsor	9,860	16,525

Total liabilities	16,686	4,338,113

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	12,515,603	17,825,441

Total liabilities and shareholders’ equity	$12,532,289	$22,163,554

Shares outstanding	324,832	824,832

Net asset value per share	$38.53	$21.61

Market value per share (Note 2)	$38.82	$21.22

See accompanying notes to financial statements.

21
2

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 41 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.629% due 01/09/20	$1,600,000	$1,599,571
1.514% due 02/06/20	1,739,000	1,736,472
1.519% due 02/13/20	1,822,000	1,818,833

Total short-term U.S. government and agency obligations (cost $ 5,154,603 )		$5,154,876

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2020	1,160	$25,032,800	$672,329

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

21
3

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 2 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.635% due 01/03/19	$100,000	$99,994
1.884% due 01/17/19	100,000	99,904
1.924% due 01/31/19	100,000	99,816

Total short-term U.S. government and agency obligations (cost $ 299,715 )		$299,714

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2019	1,250	$35,637,500	$10,837,989

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

21
4

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$167,939	$121,027	$38,651

Expenses
Management fee	83,978	84,418	63,534
Brokerage commissions	54,544	41,063	29,529
Brokerage fees	—	—	39

Total expenses	138,522	125,481	93,102

Net investment income (loss)	29,417	(4,454)	(54,451)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	19,286,567	(14,147,964)	4,762,532
Short-term U.S. government and agency obligations	—	—	(783)

Net realized gain (loss)	19,286,567	(14,147,964)	4,761,749

Change in net unrealized appreciation (depreciation) on
Futures contracts	(10,165,660)	11,935,038	(615,018)
Short-term U.S. government and agency obligations	274	(85)	121

Change in net unrealized appreciation (depreciation)	(10,165,386)	11,934,953	(614,897)

Net realized and unrealized gain (loss)	9,121,181	(2,213,011)	4,146,852

Net income (loss)	$9,150,598	$(2,217,465)	$4,092,401

See accompanying notes to financial statements.

21
5

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$17,825,441	$6,902,743	$4,038,794

Addition of 1,200,000, 2,500,000 and 650,000 shares, respectively	30,089,484	53,822,972	23,216,158
Redemption of 1,700,000, 1,850,000 and 650,000 shares, respectively	(44,549,920)	(40,682,809)	(24,444,610)

Net addition (redemption) of (500,000), 650,000 and – shares, respectively	(14,460,436)	13,140,163	(1,228,452)

Net investment income (loss)	29,417	(4,454)	(54,451)
Net realized gain (loss)	19,286,567	(14,147,964)	4,761,749
Change in net unrealized appreciation (depreciation)	(10,165,386)	11,934,953	(614,897)

Net income (loss)	9,150,598	(2,217,465)	4,092,401

Shareholders’ equity, end of period	$12,515,603	$17,825,441	$6,902,743

See accompanying notes to financial statements.

21
6

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$9,150,598	$(2,217,465)	$4,092,401
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(202,154,543)	(695,820,495)	(98,949,414)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	197,350,000	699,600,000	97,881,796
Net amortization and accretion on short-term U.S. government and agency obligations	(50,345)	(79,553)	(33,644)
Net realized gain (loss) on investments	—	—	783
Change in unrealized appreciation (depreciation) on investments	(274)	85	(121)
Decrease (Increase) in receivable on futures contracts	3,096,239	(3,096,239)	105,872
Decrease (Increase) in interest receivable	4,857	(11,379)	—
Increase (Decrease) in payable to Sponsor	(6,665)	13,415	(261)
Increase (Decrease) in brokerage commissions and fees payable	—	—	(144)
Increase (Decrease) in payable on futures contracts	6,826	(104,104)	104,104

Net cash provided by (used in) operating activities	7,396,693	(1,715,735)	3,201,372

Cash flow from financing activities
Proceeds from addition of shares	30,089,484	53,822,972	23,216,158
Payment on shares redeemed	(48,871,508)	(36,361,221)	(24,444,610)

Net cash provided by (used in) financing activities	(18,782,024)	17,461,751	(1,228,452)

Net increase (decrease) in cash	(11,385,331)	15,746,016	1,972,920
Cash, beginning of period	18,756,222	3,010,206	1,037,286

Cash, end of period	$7,370,891	$18,756,222	$3,010,206

See accompanying notes to financial statements.

21
7

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 78,586,073 and $ 121,798,837 , respectively)	$78,590,100	$121,801,685
Cash	44,280,278	33,215,995
Segregated cash balances with brokers for foreign currency forward contracts	—	3,138,000
Unrealized appreciation on foreign currency forward contracts	115,751	104,074
Interest receivable	60,723	15,999

Total assets	123,046,852	158,275,753

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,427,020
Payable to Sponsor	99,508	128,696
Unrealized depreciation on foreign currency forward contracts	2,366,171	1,599,878

Total liabilities	2,465,679	4,155,594

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	120,581,173	154,120,159

Total liabilities and shareholders’ equity	$123,046,852	$158,275,753

Shares outstanding	4,500,000	6,350,000

Net asset value per share	$26.80	$24.27

Market value per share (Note 2)	$26.80	$24.25

See accompanying notes to financial statements.

21
8

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 65 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$16,000,000	$15,995,707
1.547% due 01/30/20 †	22,000,000	21,974,458
1.514% due 02/06/20	19,864,000	19,835,128
1.519% due 02/13/20 †	20,821,000	20,784,807

Total short-term U.S. government and agency obligations (cost $ 78,586,073 )		$78,590,100

Foreign Currency Forward Contracts ^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	01/10/20	19,396,955	$21,767,031	$115,751

			Total Unrealized Appreciation	$115,751

Contracts to Sell
Euro with Goldman Sachs International	01/10/20	(112,762,143)	$(126,540,324)	$(1,134,162)
Euro with UBS AG	01/10/20	(122,358,446)	(137,309,180)	(1,232,009)

			Total Unrealized Depreciation	$(2,366,171)

†
All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

2
19

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 79 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.689% due 01/03/19 †	$6,000,000	$5,999,631
2.305% due 01/17/19 †	43,000,000	42,958,793
2.297% due 01/31/19 †	51,000,000	50,906,328
2.363% due 02/14/19 †	22,000,000	21,936,933

Total short-term U.S. government and agency obligations (cost $ 121,798,837 )		$121,801,685

Foreign Currency Forward Contracts ^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/11/19	11,497,100	$13,182,017	$54,842
Euro with UBS AG	01/11/19	33,071,100	37,917,719	49,232

			Total Unrealized Appreciation	$104,074

Contracts to Sell
Euro with Goldman Sachs International	01/11/19	(152,127,525)	$(174,422,043)	$(664,844)
Euro with UBS AG	01/11/19	(161,054,700)	(184,657,508)	(935,034)

			Total Unrealized Depreciation	$(1,599,878)

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

22
0

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$2,822,207	$3,045,321	$2,048,455

Expenses
Management fee	1,293,377	1,720,827	2,445,170

Total expenses	1,293,377	1,720,827	2,445,170

Net investment income (loss)	1,528,830	1,324,494	(396,715)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	13,745,299	18,953,455	(39,691,680)
Short-term U.S. government and agency obligations	1,909	(219)	(3,785)

Net realized gain (loss)	13,747,208	18,953,236	(39,695,465)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(754,616)	4,848,465	(22,507,200)
Short-term U.S. government and agency obligations	1,179	20,890	(20,263)

Change in net unrealized appreciation (depreciation)	(753,437)	4,869,355	(22,527,463)

Net realized and unrealized gain (loss)	12,993,771	23,822,591	(62,222,928)

Net income (loss)	$14,522,601	$25,147,085	$(62,619,643)

See accompanying notes to financial statements.

22
1

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$154,120,159	$202,548,197	$349,392,650

Addition of 1,050,000, 1,700,000 and 2,400,000 shares, respectively	27,861,560	37,244,830	54,352,755
Redemption of 2,900,000, 4,900,000 and 5,750,000 shares, respectively	(75,923,147)	(110,819,953)	(138,577,565)

Net addition (redemption) of (1,850,000), (3,200,000) and (3,350,000) shares, respectively	(48,061,587)	(73,575,123)	(84,224,810)

Net investment income (loss)	1,528,830	1,324,494	(396,715)
Net realized gain (loss)	13,747,208	18,953,236	(39,695,465)
Change in net unrealized appreciation (depreciation)	(753,437)	4,869,355	(22,527,463)

Net income (loss)	14,522,601	25,147,085	(62,619,643)

Shareholders’ equity, end of period	$120,581,173	$154,120,159	$202,548,197

See accompanying notes to financial statements.

22
2

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$14,522,601	$25,147,085	$(62,619,643)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,454,451,994)	(5,771,042,956)	(2,213,830,667)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,500,077,958	5,856,785,001	2,348,460,695
Net amortization and accretion on short-term U.S. government and agency obligations	(2,411,291)	(2,752,893)	(2,048,455)
Net realized gain (loss) on investments	(1,909)	219	3,785
Change in unrealized appreciation (depreciation) on investments	753,437	(4,869,355)	22,527,463
Decrease (Increase) in interest receivable	(44,724)	(15,999)	—
Increase (Decrease) in payable to Sponsor	(29,188)	(42,899)	(119,503)

Net cash provided by (used in) operating activities	58,414,890	103,208,203	92,373,675

Cash flow from financing activities
Proceeds from addition of shares	27,861,560	37,244,830	54,352,755
Payment on shares redeemed	(78,350,167)	(108,392,933)	(145,349,037)

Net cash provided by (used in) financing activities	(50,488,607)	(71,148,103)	(90,996,282)

Net increase (decrease) in cash	7,926,283	32,060,100	1,377,393
Cash, beginning of period	36,353,995	4,293,895	2,916,502

Cash, end of period	$44,280,278	$36,353,995	$4,293,895

See accompanying notes to financial statements.

22
3

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ 12,354,582 and $ 3,989,775 , respectively)	$12,355,192	$3,989,563
Cash	8,993,715	12,563,184
Segregated cash balances with brokers for futures contracts	358,200	38,148
Segregated cash balances with brokers for forward agreements	—	2,502,000
Segregated cash balances with brokers for swap agreements	544,000	—
Receivable on open futures contracts	—	1,700
Interest receivable	11,691	10,500

Total assets	22,262,798	19,105,095

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	25,211	—
Payable to Sponsor	17,218	15,312
Unrealized depreciation on swap agreements	1,172,809	—
Unrealized depreciation on forward agreements	—	990,786

Total liabilities	1,215,238	1,006,098

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	21,047,560	18,098,997

Total liabilities and shareholders’ equity	$22,262,798	$19,105,095

Shares outstanding	396,977	246,978

Net asset value per share	$53.02	$73.28

Market value per share (Note 2)	$53.21	$72.84

See accompanying notes to financial statements.

22
4

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 59 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$2,000,000	$1,999,463
1.547% due 01/30/20 †	3,000,000	2,996,517
1.514% due 02/06/20	3,599,000	3,593,769
1.519% due 02/13/20 †	3,772,000	3,765,443

Total short-term U.S. government and agency obligations (cost $ 12,354,582 )		$12,355,192

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2020	76	$11,575,560	$(391,570)

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/20	$(13,940,590)	$(534,714)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/06/20	(6,884,579)	(263,870)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/20	(9,756,431)	(374,225)

			Total Unrealized Depreciation	$(1,172,809)

†
All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**
For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

22
5

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 22 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.885% due 01/31/19 †	$1,000,000	$998,163
2.349% due 02/14/19 †	3,000,000	2,991,400

Total short-term U.S. government and agency obligations (cost $ 3,989,775 )		$3,989,563

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2019	10	$1,281,300	$(31,780)

Forward Agreements ^

	Rate Paid (Received) *	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.995 Fine Troy Ounce Gold	(2.35)%	01/07/19	$(11,200)	$(14,332,080)	$(380,655)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(2.45)	01/07/19	(7,598)	(9,723,237)	(258,134)
Forward agreements with Societe Generale based on 0.995 Fine Troy Ounce Gold	(2.12)	01/07/19	(1,000)	(1,279,640)	(63,076)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(2.10)	01/07/19	(7,450)	(9,533,169)	(288,921)

				Total Unrealized Depreciation	$(990,786)

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
**
For forward agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

22
6

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$380,158	$423,926	$283,917

Expenses
Management fee	188,089	252,524	344,734
Brokerage commissions	5,355	61	48

Total expenses	193,444	252,585	344,782

Net investment income (loss)	186,714	171,341	(60,865)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,183,722)	21,620	(2,987)
Swap agreements	(2,891,389)	—	—
Forward agreements	(1,118,149)	1,301,959	(6,990,570)
Short-term U.S. government and agency obligations	692	152	(1,208)

Net realized gain (loss)	(5,192,568)	1,323,731	(6,994,765)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(359,790)	(26,320)	(24,440)
Swap agreements	(1,172,809)	—	—
Forward agreements	990,786	497,473	(4,521,825)
Short-term U.S. government and agency obligations	822	1,514	(2,006)

Change in net unrealized appreciation (depreciation)	(540,991)	472,667	(4,548,271)

Net realized and unrealized gain (loss)	(5,733,559)	1,796,398	(11,543,036)

Net income (loss)	$(5,546,845)	$1,967,739	$(11,603,901)

See accompanying notes to financial statements.

22
7

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$18,098,997	$31,497,410	$63,653,647

Addition of 600,000, 250,000 and 350,000 shares, respectively	39,522,691	16,527,151	26,178,336
Redemption of 450,001, 450,000 and 600,000 shares, respectively	(31,027,283)	(31,893,303)	(46,730,672)

Net addition (redemption) of 149,999, (200,000) and (250,000) shares, respectively	8,495,408	(15,366,152)	(20,552,336)

Net investment income (loss)	186,714	171,341	(60,865)
Net realized gain (loss)	(5,192,568)	1,323,731	(6,994,765)
Change in net unrealized appreciation (depreciation)	(540,991)	472,667	(4,548,271)

Net income (loss)	(5,546,845)	1,967,739	(11,603,901)

Shareholders’ equity, end of period	$21,047,560	$18,098,997	$31,497,410

See accompanying notes to financial statements.

22
8

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(5,546,845)	$1,967,739	$(11,603,901)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(348,134,747)	(1,471,021,129)	(259,713,980)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	339,976,425	1,499,398,357	288,557,288
Net amortization and accretion on short-term U.S. government and agency obligations	(205,793)	(387,225)	(283,867)
Net realized gain (loss) on investments	(692)	(152)	1,208
Change in unrealized appreciation (depreciation) on investments	181,201	(498,987)	4,523,831
Decrease (Increase) in receivable on futures contracts	1,700	(1,700)	1,280
Decrease (Increase) in interest receivable	(1,191)	(10,500)	–
Increase (Decrease) in payable to Sponsor	1,906	(9,944)	(30,538)
Increase (Decrease) in payable on futures contracts	25,211	(2,420)	2,420

Net cash provided by (used in) operating activities	(13,702,825)	29,434,039	21,453,741

Cash flow from financing activities
Proceeds from addition of shares	39,522,691	16,527,151	26,178,336
Payment on shares redeemed	(31,027,283)	(31,893,303)	(46,730,672)

Net cash provided by (used in) financing activities	8,495,408	(15,366,152)	(20,552,336)

Net increase (decrease) in cash	(5,207,417)	14,067,887	901,405
Cash, beginning of period	15,103,332	1,035,445	134,040

Cash, end of period	$9,895,915	$15,103,332	$1,035,445

See accompanying notes to financial statements.

2
29

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,162,163 and $3,294,789, respectively)	$9,162,867	$3,294,766
Cash	5,300,012	5,677,665
Segregated cash balances with brokers for futures contracts	148,200	44,431
Segregated cash balances with brokers for forward agreements	—	4,554,000
Segregated cash balances with brokers for swap agreements	1,198,000	—
Receivable on open futures contracts	4,800	—
Interest receivable	4,326	7,847

Total assets	15,818,205	13,578,709

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	18,516	5,720
Payable to Sponsor	11,622	11,115
Unrealized depreciation on swap agreements	1,953,904	—
Unrealized depreciation on forward agreements	—	1,793,011

Total liabilities	1,984,042	1,809,846

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	13,834,163	11,768,863

Total liabilities and shareholders’ equity	$15,818,205	$13,578,709

Shares outstanding	516,976	316,976

Net asset value per share	$26.76	$37.13

Market value per share (Note 2)	$26.80	$37.10

See accompanying notes to financial statements.

23
0

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$2,000,000	$1,999,463
1.547% due 01/30/20	2,000,000	1,997,678
1.564% due 02/06/20 †	2,526,000	2,522,329
1.565% due 02/13/20 †	2,648,000	2,643,397

Total short-term U.S. government and agency obligations (cost $9,162,163)		$9,162,867

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2020	27	$2,419,335	$(82,181)

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/20	$(9,595,700)	$(788,313)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/06/20	(4,926,137)	(401,324)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/20	(10,687,683)	(764,267)

			Total Unrealized Depreciation	$(1,953,904)

†
All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2019, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**
For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

23
1

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
(28% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/03/19	$700,000	$699,957
1.856 % due 01/17/19	700,000	699,329
1.898 % due 01/31/19 †	900,000	898,347
2.427 % due 02/14/19	1,000,000	997,133

Total short-term U.S. government and agency obligations (cost $ 3,294,789 )		$3,294,766

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2019	11	$854,700	$(44,917)

Forward Agreements ^

	Rate Paid (Received) *	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Forward agreements with Citibank, N.A. based on 0.999 Fine Troy Ounce Silver	(2.55)%	01/07/19	$(399,000)	$(6,173,887)	$(566,050)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(2.80)	01/07/19	(559,500)	(8,658,038)	(605,756)
Forward agreements with Societe Generale based on 0.999 Fine Troy Ounce Silver	(2.27)	01/07/19	(100,000)	(1,547,320)	(119,953)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(2.78)	01/07/19	(407,000)	(6,298,203)	(501,252)

				Total Unrealized Depreciation	$(1,793,011)

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
**
For forward agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

23
2

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$279,294	$309,090	$157,745

Expenses
Management fee	139,668	196,546	194,297
Brokerage commissions	7,713	72	48

Total expenses	147,381	196,618	194,345

Net investment income (loss)	131,913	112,472	(36,600)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(409,222)	19,939	21,156
Swap agreements	(1,991,050)	—	—
Forward agreements	(2,144,498)	5,005,037	1,132,237
Short-term U.S. government and agency obligations	226	(2,031)	(932)

Net realized gain (loss)	(4,544,544)	5,022,945	1,152,461

Change in net unrealized appreciation (depreciation) on
Futures contracts	(37,264)	(43,267)	(28,960)
Swap agreements	(1,953,904)	—	—
Forward agreements	1,793,011	(76,848)	(3,100,409)
Short-term U.S. government and agency obligations	727	2,924	(3,500)

Change in net unrealized appreciation (depreciation)	(197,430)	(117,191)	(3,132,869)

Net realized and unrealized gain (loss)	(4,741,974)	4,905,754	(1,980,408)

Net income (loss)	$(4,610,061)	$5,018,226	$(2,017,008)

See accompanying notes to financial statements.

23
3

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$11,768,863	$14,806,259	$23,017,656

Addition of 1,000,000, 800,000 and 850,000 shares, respectively	35,269,175	27,656,086	26,717,920
Redemption of 800,000, 950,000 and 1,000,000 shares, respectively	(28,593,814)	(35,711,708)	(32,912,309)

Net addition (redemption) of 200,000, (150,000) and (150,000) shares, respectively	6,675,361	(8,055,622)	(6,194,389)

Net investment income (loss)	131,913	112,472	(36,600)
Net realized gain (loss)	(4,544,544)	5,022,945	1,152,461
Change in net unrealized appreciation (depreciation)	(197,430)	(117,191)	(3,132,869)

Net income (loss)	(4,610,061)	5,018,226	(2,017,008)

Shareholders’ equity, end of period	$13,834,163	$11,768,863	$14,806,259

See accompanying notes to financial statements.

23
4

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(4,610,061)	$5,018,226	$(2,017,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(259,643,345)	(906,025,439)	(205,796,774)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	253,938,061	921,367,007	209,150,487
Net amortization and accretion on short-term U.S. government and agency obligations	(161,864)	(285,580)	(157,687)
Net realized gain (loss) on investments	(226)	2,031	932
Change in unrealized appreciation (depreciation) on investments	160,166	73,924	3,103,909
Decrease (Increase) in receivable on futures contracts	(4,800)	—	2,290
Decrease (Increase) in interest receivable	3,521	(7,847)	—
Increase (Decrease) in payable to Sponsor	507	(5,971)	(2,464)
Increase (Decrease) in payable on futures contracts	12,796	3,500	2,220

Net cash provided by (used in) operating activities	(10,305,245)	20,139,851	4,285,905

Cash flow from financing activities
Proceeds from addition of shares	35,269,175	27,656,086	26,717,920
Payment on shares redeemed	(28,593,814)	(38,883,485)	(29,740,532)

Net cash provided by (used in) financing activities	6,675,361	(11,227,399)	(3,022,612)

Net increase (decrease) in cash	(3,629,884)	8,912,452	1,263,293
Cash, beginning of period	10,276,096	1,363,644	100,351

Cash, end of period	$6,646,212	$10,276,096	$1,363,644

See accompanying notes to financial statements.

23
5

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $25,541,523 and $34,950,807, respectively)	$25,542,823	$34,951,229
Cash	12,507,112	21,879,254
Segregated cash balances with brokers for foreign currency forward contracts	—	1,691,000
Unrealized appreciation on foreign currency forward contracts	95,899	678,152
Interest receivable	19,330	14,973

Total assets	38,165,164	59,214,608

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	32,844	49,037
Unrealized depreciation on foreign currency forward contracts	—	3,801,896

Total liabilities	32,844	3,850,933

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	38,132,320	55,363,675

Total liabilities and shareholders’ equity	$38,165,164	$59,214,608

Shares outstanding	499,290	749,290

Net asset value per share	$76.37	$73.89

Market value per share (Note 2)	$76.35	$73.86

See accompanying notes to financial statements.

23
6

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(67% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$5,000,000	$4,998,658
1.547% due 01/30/20 †	7,000,000	6,991,873
1.514% due 02/06/20	6,627,000	6,617,368
1.519% due 02/13/20	6,947,000	6,934,924

Total short-term U.S. government and agency obligations (cost $25,541,523)		$25,542,823

Foreign Currency Forward Contracts ^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	01/10/20	1,025,624,482	$9,441,012	$36,292

				$36,292

Contracts to Sell
Yen with Goldman Sachs International	01/10/20	(4,448,656,033)	$(40,950,479)	$32,828
Yen with UBS AG	01/10/20	(4,893,578,348)	(45,046,049)	26,779

				$59,607

			Total Unrealized Appreciation	$95,899

†
All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^
Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

23
7

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 63 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.689 % due 01/03/19 †	$2,000,000	$1,999,877
2.307 % due 01/17/19 †	23,000,000	22,977,959
1.976 % due 01/31/19 †	2,000,000	1,996,327
2.349 % due 02/14/19 †	8,000,000	7,977,066

Total short-term U.S. government and agency obligations (cost $ 34,950,807 )		$34,951,229

Foreign Currency Forward Contracts ^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/11/19	1,459,634,700	$13,322,009	$330,465
Yen with UBS AG	01/11/19	2,446,453,800	22,328,658	347,687

			Total Unrealized Appreciation	$678,152

Contracts to Sell
Yen with Goldman Sachs International	01/11/19	(7,490,711,300)	$(68,367,332)	$(1,755,536)
Yen with UBS AG	01/11/19	(8,547,990,500)	(78,017,066)	(2,046,360)

			Total Unrealized Depreciation	$(3,801,896)

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

23
8

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$1,007,112	$1,399,342	$1,446,842

Expenses
Management fee	451,638	791,468	1,802,816

Total expenses	451,638	791,468	1,802,816

Net investment income (loss)	555,474	607,874	(355,974)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,979,140)	2,111,627	(8,729,472)
Short-term U.S. government and agency obligations	(539)	3	(4,001)

Net realized gain (loss)	(1,979,679)	2,111,630	(8,733,473)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,219,643	(4,651,007)	(15,217,674)
Short-term U.S. government and agency obligations	878	10,722	(9,478)

Change in net unrealized appreciation (depreciation)	3,220,521	(4,640,285)	(15,227,152)

Net realized and unrealized gain (loss)	1,240,842	(2,528,655)	(23,960,625)

Net income (loss)	$1,796,316	$(1,920,781)	$(24,316,599)

See accompanying notes to financial statements.

2
39

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$55,363,675	$131,077,453	$276,781,747

Addition of 450,000, 100,000 and 1,000,000 shares, respectively	34,403,213	7,078,646	76,657,434
Redemption of 700,000, 1,100,000 and 2,700,000 shares, respectively	(53,430,884)	(80,871,643)	(198,045,129)

Net addition (redemption) of (250,000), (1,000,000) and (1,700,000) shares, respectively	(19,027,671)	(73,792,997)	(121,387,695)

Net investment income (loss)	555,474	607,874	(355,974)
Net realized gain (loss)	(1,979,679)	2,111,630	(8,733,473)
Change in net unrealized appreciation (depreciation)	3,220,521	(4,640,285)	(15,227,152)

Net income (loss)	1,796,316	(1,920,781)	(24,316,599)

Shareholders’ equity, end of period	$38,132,320	$55,363,675	$131,077,453

See accompanying notes to financial statements.

24
0

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$1,796,316	$(1,920,781)	$(24,316,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(669,716,446)	(3,738,985,179)	(1,735,928,862)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	679,904,665	3,837,199,781	1,862,630,186
Net amortization and accretion on short-term U.S. government and agency obligations	(779,474)	(1,320,754)	(1,446,842)
Net realized gain (loss) on investments	539	(3)	4,001
Change in unrealized appreciation (depreciation) on investments	(3,220,521)	4,640,285	15,227,152
Decrease (Increase) in interest receivable	(4,357)	(14,973)	—
Increase (Decrease) in payable to Sponsor	(16,193)	(57,826)	(125,628)

Net cash provided by (used in) operating activities	7,964,529	99,540,550	116,043,408

Cash flow from financing activities
Proceeds from addition of shares	34,403,213	7,078,646	76,657,434
Payment on shares redeemed	(53,430,884)	(84,631,626)	(194,285,146)

Net cash provided by (used in) financing activities	(19,027,671)	(77,552,980)	(117,627,712)

Net increase (decrease) in cash	(11,063,142)	21,987,570	(1,584,304)
Cash, beginning of period	23,570,254	1,582,684	3,166,988

Cash, end of period	$12,507,112	$23,570,254	$1,582,684

See accompanying notes to financial statements.

24
1

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $13,979,509 and $–, respectively)	$13,980,559	$—
Cash	27,654,022	48,860,400
Segregated cash balances with brokers for futures contracts	5,476,631	8,682,024
Interest receivable	34,527	29,104

Total assets	47,145,739	57,571,528

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	674,832
Payable on open futures contracts	1,129,877	565,495
Payable to Sponsor	29,278	32,080

Total liabilities	1,159,155	1,272,407

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,986,584	56,299,121

Total liabilities and shareholders’ equity	$47,145,739	$57,571,528

Shares outstanding	2,162,403	2,112,403

Net asset value per share	$21.27	$26.65

Market value per share (Note 2)	$21.29	$26.74

See accompanying notes to financial statements.

24
2

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 30 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.547 % due 01/30/20	$7,000,000	$6,991,873
1.462 % due 02/06/20 †	3,000,000	2,995,639
1.618 % due 02/13/20	4,000,000	3,993,047

Total short-term U.S. government and agency obligations (cost $ 13,979,509 )		$13,980,559

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - C boe , expires April 2020	511	$8,904,175	$(863,150)
VIX Futures - C boe , expires May 2020	865	15,202,375	(874,085)
VIX Futures - C boe , expires June 2020	865	15,461,875	(549,720)
VIX Futures - C boe , expires July 2020	354	6,416,250	6,130

			$(2,280,825)

† All or partial amount pledged as collateral for futures contracts. ^^ Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

24
3

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - C boe , expires April 2019	503	$10,550,425	$1,677,781
VIX Futures - C boe , expires May 2019	906	18,799,500	1,368,915
VIX Futures - C boe , expires June 2019	906	18,618,300	841,460
VIX Futures - C boe , expires July 2019	403	8,332,025	(130,050)

			$3,758,106

See accompanying notes to financial statements.

24
4

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$903,643	$368,351	$256,920

Expenses
Management fee	380,474	221,717	317,739
Brokerage commissions	29,956	30,306	20,988

Total expenses	410,430	252,023	338,727

Net investment income (loss)	493,213	116,328	(81,807)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,228,652)	4,332,654	(25,319,770)
Short-term U.S. government and agency obligations	8	—	(377)

Net realized gain (loss)	(6,228,644)	4,332,654	(25,320,147)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(6,038,931)	5,973,386	(927,035)
Short-term U.S. government and agency obligations	1,050	(187)	441

Change in net unrealized appreciation (depreciation)	(6,037,881)	5,973,199	(926,594)

Net realized and unrealized gain (loss)	(12,266,525)	10,305,853	(26,246,741)

Net income (loss)	$(11,773,312)	$10,422,181	$(26,328,548)

See accompanying notes to financial statements.

24
5

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$56,299,121	$26,347,948	$45,818,914

Addition of 1,400,000, 2,325,000 and 950,000 shares, respectively	31,405,087	56,218,143	26,311,779
Redemption of 1,350,000, 1,450,000 and 800,000 shares, respectively	(29,944,312)	(36,689,151)	(19,454,197)

Net addition (redemption) of 50,000, 875,000 and 150,000 shares, respectively	1,460,775	19,528,992	6,857,582

Net investment income (loss)	493,213	116,328	(81,807)
Net realized gain (loss)	(6,228,644)	4,332,654	(25,320,147)
Change in net unrealized appreciation (depreciation)	(6,037,881)	5,973,199	(926,594)

Net income (loss)	(11,773,312)	10,422,181	(26,328,548)

Shareholders’ equity, end of period	$45,986,584	$56,299,121	$26,347,948

See accompanying notes to financial statements.

24
6

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(11,773,312)	$10,422,181	$(26,328,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,178,141,659)	(2,159,804,178)	(943,753,668)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,164,579,598	2,181,000,000	968,489,510
Net amortization and accretion on short-term U.S. government and agency obligations	(417,440)	(202,494)	(243,058)
Net realized gain (loss) on investments	(8)	—	377
Change in unrealized appreciation (depreciation) on investments	(1,050)	187	(441)
Decrease (Increase) in receivable on futures contracts	—	170,015	72,526
Decrease (Increase) in interest receivable	(5,423)	(29,104)	—
Increase (Decrease) in payable to Sponsor	(2,802)	8,449	(8,941)
Increase (Decrease) in payable on futures contracts	564,382	565,495	—

Net cash provided by (used in) operating activities	(25,197,714)	32,130,551	(1,772,243)

Cash flow from financing activities
Proceeds from addition of shares	31,405,087	56,218,143	26,311,779
Payment on shares redeemed	(30,619,144)	(37,072,628)	(20,480,908)

Net cash provided by (used in) financing activities	785,943	19,145,515	5,830,871

Net increase (decrease) in cash	(24,411,771)	51,276,066	4,058,628
Cash, beginning of period	57,542,424	6,266,358	2,207,730

Cash, end of period	$33,130,653	$57,542,424	$6,266,358

See accompanying notes to financial statements.

24
7

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $96,862,355 and $114,780,333, respectively)	$96,868,817	$114,785,002
Cash	87,829,341	23,538,353
Segregated cash balances with brokers for futures contracts	107,106,000	15,855,066
Receivable on open futures contracts	909,042	912,016
Interest receivable	123,538	16,966

Total assets	292,836,738	155,107,403

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	12,920,593	5,489,302
Payable to Sponsor	123,642	70,986

Total liabilities	13,044,235	5,560,288

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	279,792,503	149,547,115

Total liabilities and shareholders’ equity	$292,836,738	$155,107,403

Shares outstanding	22,751,317	3,876,317

Net asset value per share	$12.30	$38.58

Market value per share (Note 2)	$12.43	$38.61

See accompanying notes to financial statements.

24
8

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 35 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.547 % due 01/30/20	$53,000,000	$52,938,467
1.462 % due 02/06/20 †	24,000,000	23,965,116
1.618 % due 02/13/20	20,000,000	19,965,234

Total short-term U.S. government and agency obligations (cost $ 96,862,355 )		$96,868,817

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - CBOE, expires January 2020	10,706	$156,575,250	$(15,238,139)
VIX Futures - CBOE, expires February 2020	7,415	123,274,375	(155,872)

			$(15,394,011)

† All or partial amount pledged as collateral for futures contracts. ^^ Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

2
49

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 77 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.314 % due 01/17/19 †	$50,000,000	$49,952,085
2.326 % due 01/31/19 †	40,000,000	39,926,532
2.389 % due 02/28/19	25,000,000	24,906,385

Total short-term U.S. government and agency obligations (cost $ 114,780,333 )		$114,785,002

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - C boe , expires January 2019	3,561	$86,087,175	$18,392,959
VIX Futures - C boe , expires February 2019	2,849	63,461,475	(1,014,514)

			$17,378,445

† All or partial amount pledged as collateral for futures contracts. ^^ Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

25
0

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Investment Income
Interest	$4,458,270	$1,594,294	$1,238,374

Expenses
Management fee	2,038,850	1,046,876	1,353,339
Brokerage commissions	253,057	176,459	174,838
Brokerage fees	12,964	4,294	3,383

Total expenses	2,304,871	1,227,629	1,531,560

Net investment income (loss)	2,153,399	366,665	(293,186)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(194,363,991)	89,903,111	(194,005,568)
Short-term U.S. government and agency obligations	13,203	(1,992)	(772)

Net realized gain (loss)	(194,350,788)	89,901,119	(194,006,340)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(32,772,456)	22,140,322	(4,293,225)
Short-term U.S. government and agency obligations	1,793	14,835	(11,354)

Change in net unrealized appreciation (depreciation)	(32,770,663)	22,155,157	(4,304,579)

Net realized and unrealized gain (loss)	(227,121,451)	112,056,276	(198,310,919)

Net income (loss)	$(224,968,052)	$112,422,941	$(198,604,105)

See accompanying notes to financial statements.

25
1

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
Shareholders’ equity, beginning of period	$149,547,115	$137,741,560	$174,160,146

Addition of 30,800,000 , 8,275,000 and 7,750,000 shares, respectively	623,530,990	234,775,305	318,930,520
Redemption of 11,925,000 , 10,300,000 and 3,901,046 shares, respectively	(268,317,550)	(335,392,691)	(156,745,001)

Net addition (redemption) of 18,875,000 , (2,025,000) and 3,848,954 shares, respectively	355,213,440	(100,617,386)	162,185,519

Net investment income (loss)	2,153,399	366,665	(293,186)
Net realized gain (loss)	(194,350,788)	89,901,119	(194,006,340)
Change in net unrealized appreciation (depreciation)	(32,770,663)	22,155,157	(4,304,579)

Net income (loss)	(224,968,052)	112,422,941	(198,604,105)

Shareholders’ equity, end of period	$279,792,503	$149,547,115	$137,741,560

See accompanying notes to financial statements.

25
2

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$(224,968,052)	$112,422,941	$(198,604,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,733,756,719)	(5,723,838,427)	(1,819,678,736)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,754,942,777	5,744,914,327	1,834,013,986
Net amortization and accretion on short-term U.S. government and agency obligations	(3,254,877)	(1,002,455)	(1,201,747)
Net realized gain (loss) on investments	(13,203)	1,992	772
Change in unrealized appreciation (depreciation) on investments	(1,793)	(14,835)	11,354
Decrease (Increase) in receivable on futures contracts	2,974	1,755,458	1,816,796
Decrease (Increase) in interest receivable	(106,572)	(16,966)	—
Increase (Decrease) in payable to Sponsor	52,656	16,049	(32,700)
Increase (Decrease) in payable on futures contracts	7,431,291	5,489,302	—

Net cash provided by (used in) operating activities	(199,671,518)	139,727,386	(183,674,380)

Cash flow from financing activities
Proceeds from addition of shares	623,530,990	234,775,305	318,930,520
Payment on shares redeemed	(268,317,550)	(338,824,404)	(153,313,288)

Net cash provided by (used in) financing activities	355,213,440	(104,049,099)	165,617,232

Net increase (decrease) in cash	155,541,922	35,678,287	(18,057,148)
Cash, beginning of period	39,393,419	3,715,132	21,772,280

Cash, end of period	$194,935,341	$39,393,419	$3,715,132

See accompanying notes to financial statements.

25
3

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,084,860,512 and $785,069,552, respectively)	$1,084,925,128	$785,085,860
Cash	770,114,050	729,259,407
Segregated cash balances with brokers for futures contracts	406,121,155	272,501,850
Segregated cash balances with brokers for forward agreements	—	37,374,000
Segregated cash balances with brokers for foreign currency forward contracts	1,421,000	6,057,000
Segregated cash balances with brokers for swap agreements	12,539,000	53,486,000
Unrealized appreciation on swap agreements	52,840,748	20,646,726
Unrealized appreciation on forward agreements	—	30,555,018
Unrealized appreciation on foreign currency forward contracts	321,647	1,023,384
Receivable from capital shares sold	4,354,515	54,572,979
Securities sold receivable	3,883	—
Receivable on open futures contracts	85,104,325	79,899,070
Interest receivable	978,751	555,187

Total assets	2,418,724,202	2,071,016,481

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	11,136,094
Payable on open futures contracts	50,904,424	32,074,054
Payable to Sponsor	1,747,549	1,541,554
Unrealized depreciation on swap agreements	7,370,428	74,098,074
Unrealized depreciation on forward agreements	—	2,783,797
Unrealized depreciation on foreign currency forward contracts	2,376,700	5,407,883

Total liabilities	62,399,101	127,041,456

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,356,325,101	1,943,975,025

Total liabilities and shareholders’ equity	$2,418,724,202	$2,071,016,481

Shares outstanding	130,367,767	75,842,768

See accompanying notes to financial statements.

25
4

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017 *
Investment Income
Interest	$42,299,579	$32,979,194	$25,704,093
Expenses
Management fee	21,893,743	23,335,844	30,996,127
Brokerage commissions	4,922,076	5,852,459	8,950,082
Brokerage fees	38,453	156,052	9,715
Offering costs	—	105,643	238,151
Limitation by Sponsor	—	(27,133)	(59,651)
Non-recurring fees and expenses	426,058	—	—

Total expenses	27,280,330	29,422,865	40,134,424

Net investment income (loss)	15,019,249	3,556,329	(14,430,331)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(568,174,940)	(1,441,403,318)	(354,314,223)
Swap agreements	76,076,549	(2,745,254)	(11,794,313)
Forward agreements	33,894,330	(58,472,765)	(26,118,074)
Foreign currency forward contracts	11,101,620	19,830,895	(46,255,034)
Short-term U.S. government and agency obligations	81,302	(274,781)	(50,042)

Net realized gain (loss)	(447,021,139)	(1,483,065,223)	(438,531,686)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(65,264,314)	26,203,793	(360,935)
Swap agreements	98,921,668	(85,082,567)	(11,520,471)
Forward agreements	(27,771,221)	5,593,954	43,166,751
Foreign currency forward contracts	2,329,446	203,179	(36,579,460)
Short-term U.S. government and agency obligations	48,308	207,334	(202,002)

Change in net unrealized appreciation (depreciation)	8,263,887	(52,874,307)	(5,496,117)

Net realized and unrealized gain (loss)	(438,757,252)	(1,535,939,530)	(444,027,803)

Net income (loss)	$(423,738,003)	$(1,532,383,201)	$(458,458,134)

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

25
5

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2019	2018	2017*
Shareholders’ equity, beginning of period	$1,943,975,025	$2,947,278,212	$3,276,337,487

Addition of 229,600,000, 125,567,500 and 135,939,510 shares, respectively	5,130,205,439	6,250,352,624	9,098,339,966
Redemption of 175,075,001 , 123,725,617 and 144,218,291 shares, respectively	(4,294,117,360)	(5,721,272,610)	(8,968,941,107)

Net addition (redemption) of 54,524,999 , 1,841,883 and (8,278,781) shares, respectively	836,088,079	529,080,014	129,398,859

Net investment income (loss)	15,019,249	3,556,329	(14,430,331)
Net realized gain (loss)	(447,021,139)	(1,483,065,223)	(438,531,686)
Change in net unrealized appreciation (depreciation)	8,263,887	(52,874,307)	(5,496,117)

Net income (loss)	(423,738,003)	(1,532,383,201)	(458,458,134)

Shareholders’ equity, end of period	$2,356,325,101	$1,943,975,025	$2,947,278,212

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

25
6

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017 *
Cash flow from operating activities
Net income (loss)	$(423,738,003)	$(1,532,383,201)	$(458,458,134)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(27,697,357,002)	(99,953,125,278)	(31,621,104,918)
Proceeds from sales or maturities of short-term U.S government and agency obligations	27,425,344,455	101,639,196,463	32,238,762,028
Net amortization and accretion on short-term U.S government and agency obligations	(27,697,111)	(25,444,619)	(24,840,586)
Net realized gain (loss) on investments	(81,302)	274,781	50,042
Change in unrealized appreciation (depreciation) on investments	(73,528,201)	79,078,100	5,135,182
Decrease (Increase) in securities sold receivable	(3,883)	—	—
Decrease (Increase) in receivable on futures contracts	(5,205,255)	(34,668,088)	(3,368,120)
Decrease (Increase) in receivable in Limitation by Sponsor	—	59,651	(59,651)
Decrease (Increase) in interest receivable	(423,564)	(555,187)	—
Cash paid for offering costs	—	—	(343,794)
Amortization of offering costs	—	105,643	238,151
Increase (Decrease) in payable to Sponsor	205,995	(968,109)	(213,033)
Increase (Decrease) in brokerage commissions and fees payable	—	—	(2,909)
Increase (Decrease) in payable on futures contracts	18,830,370	30,119,414	(2,017,981)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	—

Net cash provided by (used in) operating activities	(783,653,501)	201,689,570	133,776,277

Cash flow from financing activities
Proceeds from addition of shares	5,180,423,903	6,196,623,015	9,097,496,596
Payment on shares redeemed	(4,305,253,454)	(5,783,407,073)	(8,967,195,585)

Net cash provided by (used in) financing activities	875,170,449	413,215,942	130,301,011

Net increase (decrease) in cash	91,516,948	614,905,512	264,077,288
Cash, beginning of period	1,098,678,257	483,772,745	219,695,457

Cash, end of period	$1,190,195,205	$1,098,678,257	$483,772,745

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF since January 13, 2017 (inception date).

See accompanying notes to financial statements.

25
7

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2019
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2019, the following twenty
series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
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

25
8

Share Splits and Reverse Share Splits
The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2017, 2018, and 2019. There were no Share splits or reverse Share splits for the Funds during the year ended December 31, 2019. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

2
59

Statement of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2019 and 2018, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2019 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
ProShares UltraShort Silver, ProShares Ultra Silver	1:00 p.m.	1:25 p.m.	December 31, 2019
ProShares UltraShort Gold, ProShares Ultra Gold	1:00 p.m.	1:30 p.m.	December 31, 2019
ProShares UltraShort Bloomberg Crude Oil,
ProShares Ultra Bloomberg Crude Oil,	2:00 p.m.	2:30 p.m.	December 31, 2019
ProShares UltraPro 3x Short Crude Oil ETF,
ProShares UltraPro 3x Crude Oil ETF
ProShares UltraShort Bloomberg Natural Gas,
ProShares Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 31, 2019
ProShares UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	December 31, 2019
ProShares Short Euro
ProShares UltraShort Euro,
ProShares Ultra Euro	3:00 p.m.	4:00 p.m.	December 31, 2019
ProShares UltraShort Yen,
ProShares Ultra Yen	3:00 p.m.	4:00 p.m.	December 31, 2019
ProShares VIX Short-Term Futures ETF,
ProShares Ultra VIX Short-Term Futures ETF,
ProShares Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 31, 2019
ProShares VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	December 31, 2019

*	Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the twelve months ended December 31, 2019.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2019.
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

26
0

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

26
1

The following table summarizes the valuation of investments at December 31, 2019 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$745,805	$(14,000)	$—	$—	$731,805
ProShares Short VIX Short-Term Futures ETF	56,929,436	10,254,872	—	—	67,184,308
ProShares Ultra Bloomberg Crude Oil	200,115,463	765,575	—	21,814,590	222,695,628
ProShares Ultra Bloomberg Natural Gas	27,530,314	(2,652,228)	—	—	24,878,086
ProShares Ultra Euro	3,970,412	—	109,997	—	4,080,409
ProShares Ultra Gold	66,177,998	2,248,514	—	5,890,260	74,316,772
ProShares Ultra Silver	135,544,101	5,724,549	—	25,135,898	166,404,548
ProShares Ultra VIX Short-Term Futures ETF	179,749,262	(46,396,781)	—	(209,784)	133,142,697
ProShares Ultra Yen	1,808,104	—	(10,529)	—	1,797,575
ProShares UltraPro 3x Crude Oil ETF	47,193,110	7,266,550	—	—	54,459,660
ProShares UltraPro 3x Short Crude Oil ETF	57,375,132	(8,358,056)	—	—	49,017,076
ProShares UltraShort Australian Dollar	3,931,474	(224,000)	—	—	3,707,474
ProShares UltraShort Bloomberg Crude Oil	62,199,283	(3,118,689)	—	(4,033,931)	55,046,663
ProShares UltraShort Bloomberg Natural Gas	5,154,876	672,329	—	—	5,827,205
ProShares UltraShort Euro	78,590,100	—	(2,250,420)	—	76,339,680
ProShares UltraShort Gold	12,355,192	(391,570)	—	(1,172,809)	10,790,813
ProShares UltraShort Silver	9,162,867	(82,181)	—	(1,953,904)	7,126,782
ProShares UltraShort Yen	25,542,823	—	95,899	—	25,638,722
ProShares VIX Mid-Term Futures ETF	13,980,559	(2,280,825)	—	—	11,699,734
ProShares VIX Short-Term Futures ETF	96,868,817	(15,394,011)	—	—	81,474,806

Total Trust	$1,084,925,128	$(51,979,952)	$(2,055,053)	$45,470,320	$1,076,360,443

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

26
2

The following table summarizes the valuation of investments at December 31, 2018 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$599,429	$(43,281)	$—	$—	$—	$556,148
ProShares Short VIX Short-Term Futures ETF	—	(14,476,201)	—	—	—	(14,476,201)
ProShares Ultra Bloomberg Crude Oil	280,502,900	(14,040,301)	—	—	(72,767,125)	193,695,474
ProShares Ultra Bloomberg Natural Gas	8,380,427	(10,323,163)	—	—	—	(1,942,736)
ProShares Ultra Euro	1,496,658	—	—	57,938	—	1,554,596
ProShares Ultra Gold	41,941,734	72,670	4,253,301	—	—	46,267,705
ProShares Ultra Silver	123,795,806	340,736	26,301,717	—	—	150,438,259
ProShares Ultra VIX Short-Term Futures ETF	—	32,503,965	—	—	(1,330,949)	31,173,016
ProShares Ultra Yen	—	—	—	177,111	—	177,111
ProShares UltraPro 3x Crude Oil ETF	20,979,876	(23,451,361)	—	—	—	(2,471,485)
ProShares UltraPro 3x Short Crude Oil ETF	—	7,019,475	—	—	—	7,019,475
ProShares UltraShort Australian Dollar	299,537	511,825	—	—	—	811,362
ProShares UltraShort Bloomberg Crude Oil	27,967,534	3,272,155	—	—	20,646,726	51,886,415
ProShares UltraShort Bloomberg Natural Gas	299,714	10,837,989	—	—	—	11,137,703
ProShares UltraShort Euro	121,801,685	—	—	(1,495,804)	—	120,305,881
ProShares UltraShort Gold	3,989,563	(31,780)	(990,786)	—	—	2,966,997
ProShares UltraShort Silver	3,294,766	(44,917)	(1,793,011)	—	—	1,456,838
ProShares UltraShort Yen	34,951,229	—	—	(3,123,744)	—	31,827,485
ProShares VIX Mid-Term Futures ETF	—	3,758,106	—	—	—	3,758,106
ProShares VIX Short-Term Futures ETF	114,785,002	17,378,445	—	—	—	132,163,447

Total Trust	$785,085,860	$13,284,362	$27,771,221	$(4,384,499)	$(53,451,348)	$768,305,596
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

26
3

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

26
4

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2019 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

26
5

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2019, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresh
olds.
In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2019, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of December 31, 2019

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$10,424,889	*		$170,017	*
	ProShares Ultra VIX Short-Term Futures ETF		—			46,606,565	*
	ProShares VIX Mid-Term Futures ETF		6,130	*		2,286,955	*
	ProShares VIX Short-Term Futures ETF		—			15,394,011	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		22,580,165	*		—
	ProShares Ultra Bloomberg Natural Gas		—			2,652,228	*
	ProShares Ultra Gold		8,138,774	*		—
	ProShares Ultra Silver		30,860,447	*		—
	ProShares UltraPro 3x Crude Oil ETF		7,266,550	*		—
	ProShares UltraPro 3x Short Crude Oil ETF		—			8,358,056	*
	ProShares UltraShort Bloomberg Crude Oil		—			7,152,620	*
	ProShares UltraShort Bloomberg Natural Gas		672,329	*		—
	ProShares UltraShort Gold		—			1,564,379	*
	ProShares UltraShort Silver		—			2,036,085	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			14,000	*
	ProShares Ultra Euro		109,997			—
	ProShares Ultra Yen		—			10,529
	ProShares UltraShort Australian Dollar		—			224,000	*
	ProShares UltraShort Euro		115,751			2,366,171
	ProShares UltraShort Yen		95,899			—

		Total Trust	$80,270,931	*		$88,835,616	*
*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

26
7

Fair Value of Derivative Instruments as of December 31, 2018

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$910,460	*		$15,386,661	*
	ProShares Ultra VIX Short-Term Futures ETF		33,798,582	*		2,625,566	*
	ProShares VIX Mid-Term Futures ETF		3,888,156	*		130,050	*
	ProShares VIX Short-Term Futures ETF		18,392,959	*		1,014,514	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		—			86,807,426	*
	ProShares Ultra Bloomberg Natural Gas		—			10,323,163	*
	ProShares Ultra Gold		4,325,971	*		—
	ProShares Ultra Silver		26,642,453	*		—
	ProShares UltraPro 3x Crude Oil ETF		—			23,451,361	*
	ProShares UltraPro 3x Short Crude Oil ETF		7,019,475	*		—
	ProShares UltraShort Bloomberg Crude Oil		23,918,881	*		—
	ProShares UltraShort Bloomberg Natural Gas		10,837,989	*		—
	ProShares UltraShort Gold		—			1,022,566	*
	ProShares UltraShort Silver		—			1,837,928	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			43,281	*
	ProShares Ultra Euro		61,971			4,033
	ProShares Ultra Yen		179,187			2,076
	ProShares UltraShort Australian Dollar		511,825	*		—
	ProShares UltraShort Euro		104,074			1,599,878
	ProShares UltraShort Yen		678,152			3,801,896

		Total Trust	$131,270,135	*		$148,050,399	*
*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

26
8

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$125,639,084	$24,731,073
		ProShares Ultra VIX Short-Term Futures ETF	(612,858,632)	(77,779,581)
		ProShares VIX Mid-Term Futures ETF	(6,228,652)	(6,038,931)
		ProShares VIX Short-Term Futures ETF	(194,363,991)	(32,772,456)
Commodities Contracts	Net realized gain (loss) on futures contracts, forward and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts, forward and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	144,170,473	109,387,591
		ProShares Ultra Bloomberg Natural Gas	(32,380,194)	7,670,935
		ProShares Ultra Gold	19,587,937	3,812,803
		ProShares Ultra Silver	34,367,044	4,217,994
		ProShares UltraPro 3x Crude Oil ETF	69,170,933	30,717,911
		ProShares UltraPro 3x Short Crude Oil ETF	(2,410,550)	(15,377,531)
		ProShares UltraShort Bloomberg Crude Oil	(14,251,700)	(31,071,501)
		ProShares UltraShort Bloomberg Natural Gas	19,286,567	(10,165,660)
		ProShares UltraShort Gold	(5,193,260)	(541,813)
		ProShares UltraShort Silver	(4,544,770)	(198,157)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation (depreciation) on futures and/or foreign currency forward contracts
		ProShares Short Euro	972,479	29,281
		ProShares Ultra Euro	(722,691)	52,059
		ProShares Ultra Yen	58,152	(187,640)
		ProShares UltraShort Australian Dollar	833,171	(735,825)
		ProShares UltraShort Euro	13,745,299	(754,616)
		ProShares UltraShort Yen	(1,979,140)	3,219,643

		Total Trust	$(447,102,441)	$8,215,579

2
69

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2018

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(1,885,564,719)	$(31,517,650)
		ProShares Ultra VIX Short-Term Futures ETF	390,000,742	65,639,136
		ProShares VIX Mid-Term Futures ETF	4,332,654	5,973,386
		ProShares VIX Short-Term Futures ETF	89,903,111	22,140,322

Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation/ depreciation on futures contracts, swap and/ or forward agreements
		ProShares Ultra Bloomberg Crude Oil	21,756,994	(160,991,766)
		ProShares Ultra Bloomberg Natural Gas	21,092,864	(17,548,973)
		ProShares Ultra Gold	(7,345,006)	674,136
		ProShares Ultra Silver	(57,488,526)	4,905,519
		ProShares UltraPro 3x Crude Oil ETF	(37,435,672)	(24,869,359)
		ProShares UltraPro 3x Short Crude Oil ETF	7,377,281	10,007,630
		ProShares UltraShort Bloomberg Crude Oil	(42,040,086)	58,488,671
		ProShares UltraShort Bloomberg Natural Gas	(14,147,964)	11,935,038
		ProShares UltraShort Gold	1,323,579	471,153
		ProShares UltraShort Silver	5,024,976	(120,115)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	459,984	123,007
		ProShares Ultra Euro	(1,063,823)	(206,214)
		ProShares Ultra Yen	(170,364)	211,935
		ProShares UltraShort Australian Dollar	128,451	1,405,045
		ProShares UltraShort Euro	18,953,455	4,848,465
		ProShares UltraShort Yen	2,111,627	(4,651,007)

		Total Trust	$(1,482,790,442)	$(53,081,641)

The Effect of Derivative Instruments on the Statements of Operations
For the year ended December 31, 2017

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts	ProShares Short VIX Short-Term Futures ETF	$897,400,516	$27,351,060
		ProShares Ultra VIX Short-Term Futures ETF	(1,020,750,851)	(26,493,883)
		ProShares VIX Mid-Term Futures ETF	(25,319,770)	(927,035)
		ProShares VIX Short-Term Futures ETF	(194,005,568)	(4,293,225)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation (depreciation) on futures contracts, swap and/or forward agreements	ProShares Ultra Bloomberg Crude Oil	22,146,212	13,288,604
		ProShares Ultra Bloomberg Natural Gas	(40,793,265)	4,689,090
		ProShares Ultra Gold	11,484,410	8,101,902
		ProShares Ultra Silver	(31,762,834)	42,740,483
		ProShares UltraPro 3x Crude Oil ETF	6,018,618	1,417,998
		ProShares UltraPro 3x Short Crude Oil ETF	(7,046,628)	(2,988,155)
		ProShares UltraShort Bloomberg Crude Oil	(6,491,060)	(20,936,094)
		ProShares UltraShort Bloomberg Natural Gas	4,762,532	(615,018)
		ProShares UltraShort Gold	(6,993,557)	(4,546,265)
		ProShares UltraShort Silver	1,153,393	(3,129,369)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation (depreciation) on futures and/or foreign currency forward contracts	ProShares Short Euro	(1,161,987)	(299,188)
		ProShares Ultra Euro	2,212,313	838,162
		ProShares Ultra Yen	(46,195)	307,252
		ProShares UltraShort Australian Dollar	(866,771)	(2,075,560)
		ProShares UltraShort Euro	(39,691,680)	(22,507,200)
		ProShares UltraShort Yen	(8,729,472)	(15,217,674)

		Total Trust	$(438,481,644)	$(5,294,115)

27
1

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2019.

Fair Values of Derivative Instruments as of December 31, 2019
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$21,814,590	$—	$21,814,590	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	109,997	—	109,997	—	—	—
ProShares Ultra Gold
Swap agreements	5,890,260	—	5,890,260	—	—	—
ProShares Ultra Silver
Swap agreements	25,135,898	—	25,135,898	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	209,784	—	209,784
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	10,529	—	10,529
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	4,033,931	—	4,033,931
ProShares UltraShort Euro
Foreign currency forward contracts	115,751	—	115,751	2,366,171	—	2,366,171
ProShares UltraShort Gold
Swap agreements	—	—	—	1,172,809	—	1,172,809
ProShares UltraShort Silver
Swap agreements	—	—	—	1,953,904	—	1,953,904
ProShares UltraShort Yen
Foreign currency forward contracts	95,899	—	95,899	—	—	—

27
2

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2019. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2019
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$6,039,121	$—	$(6,039,121)	$—
Goldman Sachs International	4,393,163	(4,393,163)	—	—
Royal Bank of Canada	4,210,281	—	(4,210,281)	—
Societe Generale	2,253,037	(2,253,037)	—	—
UBS AG	4,918,988	(4,918,988)	—	—
ProShares Ultra Euro
Goldman Sachs International	54,679	—	—	54,679
UBS AG	55,318	—	—	55,318
ProShares Ultra Gold
Citibank, N.A.	2,300,665	—	(1,960,000)	340,665
Goldman Sachs International	1,681,492	(1,489,073)	—	192,419
UBS AG	1,908,103	(1,638,362)	—	269,741
ProShares Ultra Silver
Citibank, N.A.	10,329,244	—	(10,329,244)	—
Goldman Sachs International	5,925,755	(5,925,755)	—	—
UBS AG	8,880,899	(8,880,899)	—	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(209,784)	—	209,784	—
ProShares Ultra Yen
Goldman Sachs International	(2,404)	—	2,404	—
UBS AG	(8,125)	—	8,125	—
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	(1,401,797)	1,401,797	—	—
Goldman Sachs International	(793,395)	793,395	—	—
Royal Bank of Canada	(815,341)	815,341	—	—
Societe Generale	(325,459)	—	325,459	—
UBS AG	(697,939)	—	697,939	—
ProShares UltraShort Euro
Goldman Sachs International	(1,134,162)	1,134,162	—	—
UBS AG	(1,116,258)	1,116,258	—	—
ProShares UltraShort Gold
Citibank, N.A.	(534,714)	534,714	—	—
Goldman Sachs International	(263,870)	263,870	—	—
UBS AG	(374,225)	—	374,225	—
ProShares UltraShort Silver
Citibank, N.A.	(788,313)	788,313	—	—
Goldman Sachs International	(401,324)	—	401,324	—
UBS AG	(764,267)	764,267	—	—
ProShares UltraShort Yen
Goldman Sachs International	32,828	(32,828)	—	—
UBS AG	63,071	(63,071)	—	—

27
3

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

27
4

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

27
5

NOTE 4 – AGREEMENTS
Management Fee
Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to
0.85
% per annum of its average daily NAV of such Fund.
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

27
6

Brown Brothers Harriman and Co. (“BBH&Co.”) served as administrator of the Funds and the Trust until replaced by BNY Mellon on October 1, 2018.
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
BBH&Co. served as transfer agent of the Fund and the Trust until replaced by BNY Mellon on October 1, 2018.
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

27
7

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
Transaction fees for the for the years ended December 31, 2019, 2018 and 2017 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
ProShares Short Euro	$—	$—	$—
ProShares Short VIX Short-Term Futures ETF	189,274	699,323	1,008,452
ProShares Ultra Bloomberg Crude Oil	57,619	235,966	610,969
ProShares Ultra Bloomberg Natural Gas	5,580	16,562	15,937
ProShares Ultra Euro	—	—	—
ProShares Ultra Gold	1,632	10,139	14,460
ProShares Ultra Silver	7,332	26,173	28,622
ProShares Ultra VIX Short-Term Futures ETF	1,925,312	2,194,669	1,036,162
ProShares Ultra Yen	—	—	—
ProShares UltraPro 3x Crude Oil ETF	24,934	81,882	25,455
ProShares UltraPro 3x Short Crude Oil ETF	8,919	46,345	14,096
ProShares UltraShort Australian Dollar	—	—	—
ProShares UltraShort Bloomberg Crude Oil	27,697	135,524	207,707
ProShares UltraShort Bloomberg Natural Gas	1,378	9,616	4,713
ProShares UltraShort Euro	—	—	—
ProShares UltraShort Gold	1,606	10,644	15,945
ProShares UltraShort Silver	—	—	—
ProShares UltraShort Yen	—	—	—
ProShares VIX Mid-Term Futures ETF	18,415	27,723	13,605
ProShares VIX Short-Term Futures ETF	205,080	160,987	142,380

Total Trust	$2,474,778	$3,655,553	$3,138,503

27
8

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the year ended December 31, 2019:
For the Year Ended December 31, 2019

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$13.06	$25.28	$15.09	$37.12
Net investment income (loss)	0.55	0.18	0.19	0.07	0.13	0.42
Net realized and unrealized gain (loss)#	1.99	23.08	7.12	(16.95)	(1.43)	11.67
Change in net asset value from operations	2.54	23.26	7.31	(16.88)	(1.30)	12.09
Net asset value, at December 31, 2019	$45.64	$65.62	$20.37	$8.40	$13.79	$49.21
Market value per share, at December 31, 2018 †	$43.08	$42.30	$13.30	$25.82	$15.12	$37.41
Market value per share, at December 31, 2019 †	$45.69	$65.23	$20.46	$8.34	$13.77	$49.05
Total Return, at net asset value	5.9%	54.9%	56.0%	(66.8)%	(8.6)%	32.6%
Total Return, at market value	6.0%	54.2%	53.8%	(67.7)%	(8.9)%	31.1%
Ratios to Average Net Assets
Expense ratio	0.97%	1.27%^^	0.99%	1.37%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.24%	0.33%	1.02%	0.52%	0.89%	0.97%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†
Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^^
Expense ratio, excluding
non-recurring
fees and expense is
1.16
%.

2
79

For the Year Ended December 31, 2019

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Net investment income (loss)	0.25	0.01	0.52	0.14	0.05	0.59
Net realized and unrealized gain (loss)#	5.06	(68.80)	(2.22)	8.25	(39.18)	0.20
Change in net asset value from operations	5.31	(68.79)	(1.70)	8.39	(39.13)	0.79
Net asset value, at December 31, 2019	$31.70	$12.67	$55.83	$21.47	$10.66	$56.09
Market value per share, at December 31, 2018 †	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Market value per share, at December 31, 2019 †	$31.65	$12.89	$55.83	$21.60	$10.58	$55.88
Total Return, at net asset value	20.1%	(84.4)%	(3.0)%	64.1%	(78.6)%	1.4%
Total Return, at market value	20.0%	(84.2)%	(3.0)%	60.4%	(78.2)%	1.7%
Ratios to Average Net Assets
Expense ratio	0.97%	1.54%^^	0.95%	1.25%	1.40%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.91%	0.02%	0.92%	0.66%	0.31%	1.05%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†
Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^^
Expense ratio, excluding
non-recurring
fees and expense is
1.53
%.

28
0

For the Year Ended December 31, 2019

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Net investment income (loss)	0.14	0.08	0.29	0.59	0.31	0.87
Net realized and unrealized gain (loss)#	(17.74)	16.84	2.24	(20.85)	(10.68)	1.61
Change in net asset value from operations	(17.60)	16.92	2.53	(20.26)	(10.37)	2.48
Net asset value, at December 31, 2019	$12.19	$38.53	$26.80	$53.02	$26.76	$76.37
Market value per share, at December 31, 2018 †	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Market value per share, at December 31, 2019 †	$12.15	$38.82	$26.80	$53.21	$26.80	$76.35
Total Return, at net asset value	(59.1)%	78.3%	10.4%	(27.6)%	(27.9)%	3.4%
Total Return, at market value	(58.5)%	82.9%	10.5%	(26.9)%	(27.8)%	3.4%
Ratios to Average Net Assets
Expense ratio	1.06%	1.57%	0.95%	0.98%	1.00%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.88%	0.33%	1.12%	0.94%	0.90%	1.17%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†
Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

28
1

For the Year Ended December 31, 2019

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2018	$26.65	$38.58
Net investment income (loss)	0.25	0.18
Net realized and unrealized gain (loss)#	(5.63)	(26.46)
Change in net asset value from operations	(5.38)	(26.28)
Net asset value, at December 31, 2019	$21.27	$12.30
Market value per share, at December 31, 2018 †	$26.74	$38.61
Market value per share, at December 31, 2019 †	$21.29	$12.43
Total Return, at net asset value	(20.2)%	(68.1)%
Total Return, at market value	(20.4)%	(67.8)%
Ratios to Average Net Assets
Expense ratio	0.92%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.10%	0.90%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†
Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

28
2

Selected data for a Share outstanding throughout the year ended December 31, 2018:
For the Year Ended December 31, 2018

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$509.20	$23.66	$32.64	$17.44	$39.88
Net investment income (loss)	0.22	(0.23)	0.20	0.09	0.06	0.28
Net realized and unrealized gain (loss)#	2.92	(466.61)	(10.80)	(7.45)	(2.41)	(3.04)
Change in net asset value from operations	3.14	(466.84)	(10.60)	(7.36)	(2.35)	(2.76)
Net asset value, at December 31, 2018	$43.10	$42.36	$13.06	$25.28	$15.09	$37.12
Market value per share, at December 31, 2017 †	$39.99	$512.84	$23.44	$32.50	$17.46	$40.67
Market value per share, at December 31, 2018 †	$43.08	$42.30	$13.30	$25.82	$15.12	$37.41
Total Return, at net asset value	7.9%	(91.7)%	(44.8)%	(22.5)%	(13.5)%	(6.9)%
Total Return, at market value	7.7%	(91.8)%	(43.3)%	(20.6)%	(13.4)%	(8.0)%
Ratios to Average Net Assets
Expense ratio	0.97%	1.34%	0.97%	1.22%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.54%	(0.37)%	0.73%	0.30%	0.36%	0.73%

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

28
3

For the Year Ended December 31, 2018

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78	$42.32	$45.67
Net investment income (loss)	0.20	(0.40)	(0.02)	(0.04)	(0.12)	0.23
Net realized and unrealized gain (loss)#	(7.36)	30.19	0.23	(24.66)	7.59	9.40
Change in net asset value from operations	(7.16)	29.79	0.21	(24.70)	7.47	9.63
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Market value per share, at December 31, 2017 †	$33.85	$51.05	$57.45	$37.23	$42.88	$45.72
Market value per share, at December 31, 2018 †	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Total Return, at net asset value	(21.3)%	57.7%	0.4%	(65.4)%	17.7%	21.1%
Total Return, at market value	(22.1)%	60.1%	0.2%	(63.8)%	12.9%	20.1%
Ratios to Average Net Assets
Expense ratio	0.95%	1.68%	0.95%	1.22%	1.24%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.69%	(0.75)%	(0.03)%	(0.12)%	(0.45)%	0.46%

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

28
4

For the Year Ended December 31, 2018

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income (loss)	0.11	(0.01)	0.16	0.47	0.20	0.53
Net realized and unrealized gain (loss)#	5.37	(17.86)	2.90	2.34	5.22	(1.57)
Change in net asset value from operations	5.48	(17.87)	3.06	2.81	5.42	(1.04)
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Market value per share, at December 31, 2017 †	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at December 31, 2018 †	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Total Return, at net asset value	22.5%	(45.3)%	14.4%	4.0%	17.1%	(1.4)%
Total Return, at market value	19.2%	(46.5)%	14.4%	5.4%	18.2%	(1.5)%
Ratios to Average Net Assets
Expense ratio	0.98%	1.41%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.59%	(0.05)%	0.73%	0.64%	0.55%	0.73%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†
Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

28
5

For the Year Ended December 31, 2018

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2017	$21.29	$23.34
Net investment income (loss)	0.10	0.08
Net realized and unrealized gain (loss)#	5.26	15.16
Change in net asset value from operations	5.36	15.24
Net asset value, at December 31, 2018	$26.65	$38.58
Market value per share, at December 31, 2017 †	$21.15	$23.15
Market value per share, at December 31, 2018 †	$26.74	$38.61
Total Return, at net asset value	25.2%	65.3%
Total Return, at market value	26.4%	66.8%
Ratios to Average Net Assets
Expense ratio	0.97%	1.00%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	0.45%	0.30%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†
Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

28
6

Selected data for a Share outstanding throughout the year ended December 31, 2017
For the Year Ended December 31, 2017

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2016	$45.06	$182.46	$23.34	$94.24	$14.02	$32.90
Net investment income (loss)	(0.14)	(2.41)	(0.03)	(0.23)	(0.04)	(0.06)
Net realized and unrealized gain (loss)#	(4.96)	329.15	0.35	(61.37)	3.46	7.04
Change in net asset value from operations	(5.10)	326.74	0.32	(61.60)	3.42	6.98
Net asset value, at December 31, 2017	$39.96	$509.20	$23.66	$32.64	$17.44	$39.88
Market value per share, at December 31, 2016 †	$45.12	$181.96	$23.36	$94.80	$14.09	$33.20
Market value per share, at December 31, 2017 †	$39.99	$512.84	$23.44	$32.50	$17.46	$40.67
Total Return, at net asset value	(11.3)%	179.0%	1.4%	(65.4)%	24.4%	21.2%
Total Return, at market value	(11.4)%	181.8%	0.3%	(65.7)%	23.9%	22.5%
Ratios to Average Net Assets
Expense ratio	0.97%	1.51%	0.98%	1.22%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.32)%	(0.71)%	(0.18)%	(0.50)%	(0.23)%	(0.14)%
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

28
7

For the Year Ended December 31, 2017

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraPro 3x Crude Oil ETF +		UltraPro 3x Short Crude Oil ETF *+		UltraShort Australian Dollar
Net asset value, at December 31, 2016	$33.44	$869.63	$55.43	$25.00		$100.00		$55.38
Net investment income (loss)	(0.05)	(1.66)	(0.24)	(0.21)		(0.66)		(0.17)
Net realized and unrealized gain (loss)#	0.16	(816.30)	2.13	12.99		(57.02)		(9.54)
Change in net asset value from operations	0.11	(817.96)	1.89	12.78		(57.68)		(9.71)
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78		$42.32		$45.67
Market value per share, at December 31, 2016 †	$32.09	$875.00	$55.52	$25.00		$100.00		$55.24
Market value per share, at December 31, 2017 †	$33.85	$51.05	$57.45	$37.23		$42.88		$45.72
Total Return, at net asset value	0.3%	(94.1)%	3.4%	51.1	% ^	(57.7	)% ^	(17.5)%
Total Return, at market value	5.5%	(94.2)%	3.5%	48.9	% ^	(57.1	)% ^	(17.2)%
Ratios to Average Net Assets
Expense ratio	0.95%	1.90%	0.95%	1.30	% **	1.32	% **	1.02%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95	% **	0.95	% **	0.95%
Net investment income gain (loss)	(0.15)%	(1.17)%	(0.41)%	(1.20	)% **	(1.25	)% **	(0.36)%
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
**
Percentages are annualized.

28
8

For the Year Ended December 31, 2017

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2016	$31.70	$23.10	$27.08	$91.33	$37.31	$80.24
Net investment income (loss)	(0.06)	(0.27)	(0.04)	(0.13)	(0.06)	(0.14)
Net realized and unrealized gain (loss)#	(7.33)	16.65	(5.83)	(20.73)	(5.54)	(5.17)
Change in net asset value from operations	(7.39)	16.38	(5.87)	(20.86)	(5.60)	(5.31)
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Market value per share, at December 31, 2016 †	$31.65	$23.05	$27.08	$90.54	$38.76	$80.25
Market value per share, at December 31, 2017 †	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Total Return, at net asset value	(23.3)%	70.9%	(21.7)%	(22.8)%	(15.0)%	(6.6)%
Total Return, at market value	(22.4)%	72.0%	(21.7)%	(23.7)%	(19.0)%	(6.6)%
Ratios to Average Net Assets
Expense ratio	0.99%	1.39%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.17)%	(0.81)%	(0.15)%	(0.17)%	(0.18)%	(0.19)%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†
Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

2
89

For the Year Ended December 31, 2017

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at December 31, 2016	$42.14	$84.86
Net investment income (loss)	(0.06)	(0.07)
Net realized and unrealized gain (loss)#	(20.79)	(61.45)
Change in net asset value from operations	(20.85)	(61.52)
Net asset value, at December 31, 2017	$21.29	$23.34
Market value per share, at December 31, 2016 †	$42.34	$85.04
Market value per share, at December 31, 2017 †	$21.15	$23.15
Total Return, at net asset value	(49.5)%	(72.5)%
Total Return, at market value	(50.0)%	(72.8)%
Ratios to Average n et Assets
Expense ratio	0.91%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income (loss)	(0.22)%	(0.18)%
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

29
0

NOTE 8 – RISK
Correlation and Compounding Risk
The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ in amount and possibly even direction from one-half the inverse (-0.5x), the inverse (-1x), two times the inverse (-2x), three times the inverse (-3x), one and one-half times (1.5x), two times (2x) or three times of the return (3x) of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short, UltraShort and UltraPro Short Funds), as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Compounding is the cumulative effect of applying investment gains and losses and income to the principal amount invested over time. Gains or losses experienced over a given period will increase or reduce the principal amount invested from which the subsequent period’s returns are calculated. The effects of compounding will likely cause the performance of a Geared Fund to differ from the Geared Fund’s stated multiple times the return of its benchmark for the same period. The effect of compounding becomes more pronounced as benchmark volatility and holding period increase. The impact of compounding will impact each shareholder differently depending on the period of time an investment in a Geared Fund is held and the volatility of the benchmark during the holding period of an investment in the Geared Fund. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective over time.
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

29
1

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

29
2

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
In addition, cleared derivatives benefit from daily
marking-to-market
and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with a FCM in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting clearing broker. Derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.
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
50
% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. For the UltraPro Fund and UltraPro Short Fund, because the Funds include a three times (3x) or three times the inverse
(-3x)
multiplier, a single day movement in the benchmark approaching
33
% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if the benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day
or intraday movements in the underlying benchmark of an Ultra Fund and UltraPro Fund or upward single-day
or intraday movements in the benchmark of an UltraShort Fund and UltraPro Short Fund, even if the underlying benchmark maintains a level greater than zero at all times.
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

29
3

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

29
4

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: February 28, 2020

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: February 28, 2020

295