Form 10-Q
period 2020-03-31
ProShares Trust II
filed 2020-05-08
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020.
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
☒
  Yes
☐
  No
As of May xx, 2020, the registrant had xxx,xxx,xxx shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Index

Documents	Page
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statement of Change in Net Assets and Statements of Cash Flows:
ProShares Short Euro	4
ProShares Short VIX Short-Term Futures ETF	9
ProShares Ultra Bloomberg Crude Oil	14
ProShares Ultra Bloomberg Natural Gas	19
ProShares Ultra Euro	24
ProShares Ultra Gold	29
ProShares Ultra Silver	34
ProShares Ultra VIX Short-Term Futures ETF	39
ProShares Ultra Yen	44
ProShares UltraPro 3x Crude Oil ETF	49
ProShares UltraPro 3x Short Crude Oil ETF	54
ProShares UltraShort Australian Dollar	59
ProShares UltraShort Bloomberg Crude Oil	64
ProShares UltraShort Bloomberg Natural Gas	69
ProShares UltraShort Euro	74
ProShares UltraShort Gold	79
ProShares UltraShort Silver	84
ProShares UltraShort Yen	89
ProShares VIX Mid-Term Futures ETF	94
ProShares VIX Short-Term Futures ETF	99
ProShares Trust II	104
Notes to Financial Statements	108

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $745,775, respectively)	$—	$745,805
Cash	2,291,714	1,509,236
Segregated cash balances with brokers for futures contracts	40,205	31,680
Receivable on open futures contracts	2,975	—
Interest receivable	1,594	2,434

Total assets	2,336,488	2,289,155

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,100
Payable to Sponsor	3,645	1,860

Total liabilities	3,645	6,960

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,332,843	2,282,195

Total liabilities and shareholders’ equity	$2,336,488	$2,289,155

Shares outstanding	50,000	50,000

Net asset value per share	$46.66	$45.64

Market value per share (Note 2)	$45.09	$45.69

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures—CME, expires June 2020	17	$2,348,019	$53,324
See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$7,595	$65,178

Expenses
Management fee	5,503	26,985
Brokerage commissions	100	568

Total expenses	5,603	27,553

Net investment income (loss)	1,992	37,625

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(18,638)	147,106

Net realized gain (loss)	(18,638)	147,106

Change in net unrealized appreciation (depreciation) on
Futures contracts	67,324	204,137
Short-term U.S. government and agency obligations	(30)	(266)

Change in net unrealized appreciation (depreciation)	67,294	203,871

Net realized and unrealized gain (loss)	48,656	350,977

Net income (loss)	$50,648	$388,602

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$2,282,195	$8,619,686

Addition of – and 300,000 shares, respectively	—	13,205,150

Net addition (redemption) of – and 300,000 shares, respectively	—	13,205,150

Net investment income (loss)	1,992	37,625
Net realized gain (loss)	(18,638)	147,106
Change in net unrealized appreciation (depreciation)	67,294	203,871

Net income (loss)	50,648	388,602

Shareholders’ equity, end of period	$2,332,843	$22,213,438

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$50,648	$388,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(310,621,428)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	747,000	307,250,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,225)	(29,141)
Change in unrealized appreciation (depreciation) on investments	30	266
Decrease (Increase) in receivable on futures contracts	(2,975)	(20,893)
Decrease (Increase) in interest receivable	840	(9,697)
Increase (Decrease) in payable to Sponsor	1,785	6,644
Increase (Decrease) in payable on futures contracts	(5,100)	(5,250)

Net cash provided by (used in) operating activities	791,003	(3,040,897)

Cash flow from financing activities
Proceeds from addition of shares	—	13,205,150

Net cash provided by (used in) financing activities	—	13,205,150

Net increase (decrease) in cash	791,003	10,164,253
Cash, beginning of period	1,540,916	8,024,856

Cash, end of period	$2,331,919	$18,189,109

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $91,907,596 and $56,926,750, respectively)	$91,992,138	$56,929,436
Cash	388,828,545	113,044,890
Segregated cash balances with brokers for futures contracts	166,404,640	54,499,197
Receivable on open futures contracts	162,597,398	60,052,325
Interest receivable	77,906	123,214

Total assets	809,900,627	284,649,062

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	642,969	211,883

Total liabilities	642,969	211,883

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	809,257,658	284,437,179

Total liabilities and shareholders’ equity	$809,900,627	$284,649,062

Shares outstanding	26,084,307	4,334,307

Net asset value per share	$31.02	$65.62

Market value per share (Note 2)	$31.01	$65.23

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(11% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.586% due 04/23/20 †	$27,000,000	$26,999,093
1.564% due 05/07/20 †	15,000,000	14,998,950
0.648% due 05/21/20 †	50,000,000	49,994,095

Total short-term U.S. government and agency obligations (cost $91,907,596)		$91,992,138

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires April 2020	4,392	$205,435,800	$12,361,627
VIX Futures—Cboe, expires May 2020	4,878	199,632,150	18,867,047

			$31,228,674

†	All or partial amount pledged as collateral for futures contracts.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$749,861	$1,584,561

Expenses
Management fee	886,197	952,127
Brokerage commissions	189,532	188,424
Brokerage fees	29,728	24
Non-recurring fees and expenses	—	398,550

Total expenses	1,105,457	1,539,125

Net investment income (loss)	(355,596)	45,436

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(244,300,604)	59,105,354

Net realized gain (loss)	(244,300,604)	59,105,354

Change in net unrealized appreciation (depreciation) on
Futures contracts	20,973,802	22,576,820
Short-term U.S. government and agency obligations	81,856	(5,360)

Change in net unrealized appreciation (depreciation)	21,055,658	22,571,460

Net realized and unrealized gain (loss)	(223,244,946)	81,676,814

Net income (loss)	$(223,600,542)	$81,722,250

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$284,437,179	$344,596,263

Addition of 24,850,000 and 300,000 shares, respectively	883,568,508	14,869,996
Redemption of 3,100,000 and – shares, respectively	(135,147,487)	—

Net addition (redemption) of 21,750,000 and 300,000 shares, respectively	748,421,021	14,869,996

Net investment income (loss)	(355,596)	45,436
Net realized gain (loss)	(244,300,604)	59,105,354
Change in net unrealized appreciation (depreciation)	21,055,658	22,571,460

Net income (loss)	(223,600,542)	81,722,250

Shareholders’ equity, end of period	$809,257,658	$441,188,509

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(223,600,542)	$81,722,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(149,679,751)	(4,189,800,651)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	115,000,000	4,110,200,000
Net amortization and accretion on short-term U.S. government and agency obligations	(301,095)	(399,349)
Change in unrealized appreciation (depreciation) on investments	(81,856)	5,360
Decrease (Increase) in receivable on futures contracts	(102,545,073)	(20,752,398)
Decrease (Increase) in interest receivable	45,308	(161,473)
Increase (Decrease) in payable to Sponsor	431,086	52,483
Increase (Decrease) in payable on futures contracts	—	(6,564,113)
Increase (Decrease) in non-recurring fees and expenses payable	—	398,550

Net cash provided by (used in) operating activities	(360,731,923)	(25,299,341)

Cash flow from financing activities
Proceeds from addition of shares	883,568,508	14,869,996
Payment on shares redeemed	(135,147,487)	—

Net cash provided by (used in) financing activities	748,421,021	14,869,996

Net increase (decrease) in cash	387,689,098	(10,429,345)
Cash, beginning of period	167,544,087	296,898,455

Cash, end of period	$555,233,185	$286,469,110

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $175,553,872 and $200,101,525, respectively)	$175,922,699	$200,115,463
Cash	212,349,917	86,168,083
Segregated cash balances with brokers for futures contracts	106,291,500	2,147,480
Segregated cash balances with brokers for swap agreements	79,662,000	—
Unrealized appreciation on swap agreements	—	21,814,590
Receivable from capital shares sold	86,059,444	—
Receivable on open futures contracts	3,375,450	—
Interest receivable	96,924	123,221

Total assets	663,757,934	310,368,837

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	291,803	266,056
Payable to Sponsor	624,508	258,199
Unrealized depreciation on swap agreements	227,248,242	—

Total liabilities	228,164,553	524,255

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	435,593,381	309,844,582

Total liabilities and shareholders’ equity	$663,757,934	$310,368,837

Shares outstanding (Note 9)	10,848,453	608,453

Net asset value per share (Note 9)	$40.15	$509.23

Market value per share (Note 9) (Note 2)	$39.75	$511.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.553% due 04/23/20 †	$43,550,000	$43,548,537
1.556% due 05/21/20 †	67,558,000	67,550,021
1.541% due 06/18/20 †	64,841,000	64,824,141

Total short-term U.S. government and agency obligations (cost $175,553,872)		$175,922,699

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
WTI Crude Oil—NYMEX, expires May 2020	15,735	$322,252,800	$(72,948,143)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	04/06/20	$103,616,044	$(58,478,722)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/20	129,822,430	(48,452,020)
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	04/06/20	144,648,067	(50,981,260)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/20	32,149,931	(17,259,760)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/20	137,973,564	(52,076,480)

			Total Unrealized Depreciation	$(227,248,242)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$1,401,460	$2,140,385

Expenses
Management fee	870,239	1,025,194
Brokerage commissions	126,337	19,247

Total expenses	996,576	1,044,441

Net investment income (loss)	404,884	1,095,944

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(88,947,210)	9,725,095
Swap agreements	(416,644,056)	66,798,062
Short-term U.S. government and agency obligations	37,469	247

Net realized gain (loss)	(505,553,797)	76,523,404

Change in net unrealized appreciation (depreciation) on
Futures contracts	(73,713,718)	24,324,367
Swap agreements	(249,062,832)	119,079,996
Short-term U.S. government and agency obligations	354,889	(5,330)

Change in net unrealized appreciation (depreciation)	(322,421,661)	143,399,033

Net realized and unrealized gain (loss)	(827,975,458)	219,922,437

Net income (loss)	$(827,570,574)	$221,018,381

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$309,844,582	$368,399,654

Addition of 10,680,000 and 132,000 shares, respectively (Note 9)	1,058,330,164	56,961,229
Redemption of 440,000 and 470,000 shares, respectively (Note 9)	(105,010,791)	(221,091,968)

Net addition (redemption) of 10,240,000 and (338,000) shares, respectively (Note 9)	953,319,373	(164,130,739)

Net investment income (loss)	404,884	1,095,944
Net realized gain (loss)	(505,553,797)	76,523,404
Change in net unrealized appreciation (depreciation)	(322,421,661)	143,399,033

Net income (loss)	(827,570,574)	221,018,381

Shareholders’ equity, end of period	$435,593,381	$425,287,296

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(827,570,574)	$221,018,381
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(309,822,847)	(2,123,791,515)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	335,391,900	2,126,692,055
Net amortization and accretion on short-term U.S. government and agency obligations	(983,931)	(1,989,014)
Net realized gain (loss) on investments	(37,469)	(247)
Change in unrealized appreciation (depreciation) on investments	248,707,943	(119,074,666)
Decrease (Increase) in receivable on futures contracts	(3,375,450)	(1,664,247)
Decrease (Increase) in interest receivable	26,297	(11,990)
Increase (Decrease) in payable to Sponsor	366,309	60,891
Increase (Decrease) in payable on futures contracts	25,747	(311,815)

Net cash provided by (used in) operating activities	(557,272,075)	100,927,833

Cash flow from financing activities
Proceeds from addition of shares	972,270,720	69,952,893
Payment on shares redeemed	(105,010,791)	(210,331,237)

Net cash provided by (used in) financing activities	867,259,929	(140,378,344)

Net increase (decrease) in cash	309,987,854	(39,450,511)
Cash, beginning of period	88,315,563	148,018,312

Cash, end of period	$398,303,417	$108,567,801

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $15,966,475 and $27,528,924, respectively)	$15,997,651	$27,530,314
Cash	6,680,910	7,072,257
Segregated cash balances with brokers for futures contracts	5,582,680	10,546,805
Receivable on open futures contracts	—	37,024
Interest receivable	4,098	10,591

Total assets	28,265,339	45,196,991

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,533,810	—
Payable to Sponsor	59,912	36,786

Total liabilities	1,593,722	36,786

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,671,617	45,160,205

Total liabilities and shareholders’ equity	$28,265,339	$45,196,991

Shares outstanding (Note 9)	637,815	537,815

Net asset value per share (Note 9)	$41.82	$83.97

Market value per share (Note 9) (Note 2)	$42.60	$83.40

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(60% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.557% due 04/23/20	$8,000,000	$7,999,731
1.541% due 06/18/20	8,000,000	7,997,920

Total short-term U.S. government and agency obligations (cost $15,966,475)		$15,997,651

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires May 2020	3,249	$53,283,600	$(7,119,051)
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$139,339	$117,835

Expenses
Management fee	97,108	54,851
Brokerage commissions	44,582	18,939

Total expenses	141,690	73,790

Net investment income (loss)	(2,351)	44,045

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(22,819,605)	(13,301,838)
Short-term U.S. government and agency obligations	1,054	(59)

Net realized gain (loss)	(22,818,551)	(13,301,897)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,466,823)	10,344,940
Short-term U.S. government and agency obligations	29,786	58

Change in net unrealized appreciation (depreciation)	(4,437,037)	10,344,998

Net realized and unrealized gain (loss)	(27,255,588)	(2,956,899)

Net income (loss)	$(27,257,939)	$(2,912,854)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$45,160,205	$14,617,440

Addition of 225,000 and 130,000 shares, respectively (Note 9)	15,680,240	31,814,525
Redemption of 125,000 and 85,000 shares, respectively (Note 9)	(6,910,889)	(22,619,016)

Net addition (redemption) of 100,000 and 45,000 shares, respectively (Note 9)	8,769,351	9,195,509

Net investment income (loss)	(2,351)	44,045
Net realized gain (loss)	(22,818,551)	(13,301,897)
Change in net unrealized appreciation (depreciation)	(4,437,037)	10,344,998

Net income (loss)	(27,257,939)	(2,912,854)

Shareholders’ equity, end of period	$26,671,617	$20,900,095

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(27,257,939)	$(2,912,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(24,903,944)	(315,281,075)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	36,564,000	312,749,275
Net amortization and accretion on short-term U.S. government and agency obligations	(96,553)	(80,985)
Net realized gain (loss) on investments	(1,054)	59
Change in unrealized appreciation (depreciation) on investments	(29,786)	(58)
Decrease (Increase) in receivable on futures contracts	37,024	—
Decrease (Increase) in interest receivable	6,493	(4,389)
Increase (Decrease) in payable to Sponsor	23,126	(2,955)
Increase (Decrease) in payable on futures contracts	1,533,810	(2,565,179)

Net cash provided by (used in) operating activities	(14,124,823)	(8,098,161)

Cash flow from financing activities
Proceeds from addition of shares	15,680,240	34,343,282
Payment on shares redeemed	(6,910,889)	(22,619,016)

Net cash provided by (used in) financing activities	8,769,351	11,724,266

Net increase (decrease) in cash	(5,355,472)	3,626,105
Cash, beginning of period	17,619,062	7,030,602

Cash, end of period	$12,263,590	$10,656,707

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $3,970,204, respectively)	$—	$3,970,412
Cash	4,053,480	1,206,437
Segregated cash balances with brokers for foreign currency forward contracts	671,000	921,000
Unrealized appreciation on foreign currency forward contracts	4,798	109,997
Interest receivable	1,981	1,496

Total assets	4,731,259	6,209,342

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	658,298	—
Payable to Sponsor	7,684	4,918
Unrealized depreciation on foreign currency forward contracts	116,135	—

Total liabilities	782,117	4,918

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,949,142	6,204,424

Total liabilities and shareholders’ equity	$4,731,259	$6,209,342

Shares outstanding	300,000	450,000

Net asset value per share	$13.16	$13.79

Market value per share (Note 2)	$13.15	$13.77

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/03/20	5,798,921	$6,394,938	$(64,774)
Euro with UBS AG	04/03/20	5,578,220	6,151,552	(51,361)

			Total Unrealized Depreciation	$(116,135)

Contracts to Sell
Euro with Goldman Sachs International	04/03/20	(1,190,000)	$(1,312,309)	$49,776
Euro with UBS AG	04/03/20	(3,030,918)	(3,342,437)	(44,978)

			Total Unrealized Appreciation	$4,798

^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$15,801	$39,503

Expenses
Management fee	12,554	18,674

Total expenses	12,554	18,674

Net investment income (loss)	3,247	20,829

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(53,268)	(227,273)

Net realized gain (loss)	(53,268)	(227,273)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(221,334)	(225,476)
Short-term U.S. government and agency obligations	(208)	(9)

Change in net unrealized appreciation (depreciation)	(221,542)	(225,485)

Net realized and unrealized gain (loss)	(274,810)	(452,758)

Net income (loss)	$(271,563)	$(431,929)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$6,204,424	$7,544,569

Addition of 50,000 and 50,000 shares, respectively	669,855	744,567
Redemption of 200,000 and – shares, respectively	(2,653,574)	—

Net addition (redemption) of (150,000) and 50,000 shares, respectively	(1,983,719)	744,567

Net investment income (loss)	3,247	20,829
Net realized gain (loss)	(53,268)	(227,273)
Change in net unrealized appreciation (depreciation)	(221,542)	(225,485)

Net income (loss)	(271,563)	(431,929)

Shareholders’ equity, end of period	$3,949,142	$7,857,207

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(271,563)	$(431,929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,395,795)	(59,041,009)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,375,000	59,550,000
Net amortization and accretion on short-term U.S. government and agency obligations	(9,001)	(11,670)
Change in unrealized appreciation (depreciation) on investments	221,542	225,485
Decrease (Increase) in interest receivable	(485)	(4,646)
Increase (Decrease) in payable to Sponsor	2,766	434

Net cash provided by (used in) operating activities	3,922,464	286,665

Cash flow from financing activities
Proceeds from addition of shares	669,855	744,567
Payment on shares redeemed	(1,995,276)	—

Net cash provided by (used in) financing activities	(1,325,421)	744,567

Net increase (decrease) in cash	2,597,043	1,031,232

Cash, beginning of period	2,127,437	5,989,270

Cash, end of period	$4,724,480	$7,020,502

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $30,936,212 and $66,174,584, respectively)	$30,995,562	$66,177,998
Cash	91,711,354	36,455,823
Segregated cash balances with brokers for futures contracts	4,751,150	2,070,900
Segregated cash balances with brokers for swap agreements	12,775,802	—
Unrealized appreciation on swap agreements	—	5,890,260
Receivable on open futures contracts	—	170,073
Interest receivable	54,495	45,921

Total assets	140,288,363	110,810,975

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,978,828	—
Payable to Sponsor	202,939	84,943
Unrealized depreciation on swap agreements	9,624,800	—

Total liabilities	11,806,567	84,943

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	128,481,796	110,726,032

Total liabilities and shareholders’ equity	$140,288,363	$110,810,975

Shares outstanding	2,450,000	2,250,000

Net asset value per share	$52.44	$49.21

Market value per share (Note 2)	$52.00	$49.05

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(24% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.557% due 04/23/20 †	$16,000,000	$15,999,462
1.541% due 06/18/20 †	15,000,000	14,996,100

Total short-term U.S. government and agency obligations
(cost $30,936,212)		$30,995,562

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures—COMEX, expires June 2020	482	$76,956,120	$(1,389,722)

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/20	$62,978,399	$(3,248,824)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	04/06/20	62,167,791	(3,207,008)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/20	54,777,259	(3,168,968)

			Total Unrealized Depreciation	$(9,624,800)

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of March 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$414,684	$415,585

Expenses
Management fee	295,411	201,578
Brokerage commissions	10,365	1,221

Total expenses	305,776	202,799

Net investment income (loss)	108,908	212,786

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(68,161)	(7,753)
Swap agreements	21,566,217	(690,265)
Forward agreements	—	4,790,603

Net realized gain (loss)	21,498,056	4,092,585

Change in net unrealized appreciation (depreciation) on
Futures contracts	(3,638,236)	(278,031)
Swap agreements	(15,515,060)	719,893
Forward agreements	—	(4,253,301)
Short-term U.S. government and agency obligations	55,936	(1,320)

Change in net unrealized appreciation (depreciation)	(19,097,360)	(3,812,759)

Net realized and unrealized gain (loss)	2,400,696	279,826

Net income (loss)	$2,509,604	$492,612

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$110,726,032	$83,523,294

Addition of 1,150,000 and 50,000 shares, respectively	64,993,775	1,888,747
Redemption of 950,000 and 350,000 shares, respectively	(49,747,615)	(13,127,351)

Net addition (redemption) of 200,000 and (300,000) shares, respectively	15,246,160	(11,238,604)

Net investment income (loss)	108,908	212,786
Net realized gain (loss)	21,498,056	4,092,585
Change in net unrealized appreciation (depreciation)	(19,097,360)	(3,812,759)

Net income (loss)	2,509,604	492,612

Shareholders’ equity, end of period	$128,481,796	$72,777,302

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$2,509,604	$492,612
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(60,782,344)	(573,114,482)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	96,257,000	565,450,000
Net amortization and accretion on short-term U.S. government and agency obligations	(236,284)	(355,399)
Change in unrealized appreciation (depreciation) on investments	15,459,124	3,534,728
Decrease (Increase) in receivable on futures contracts	170,073	(54,498)
Decrease (Increase) in interest receivable	(8,574)	(10,793)
Increase (Decrease) in payable to Sponsor	117,996	1,794
Increase (Decrease) in payable on futures contracts	1,978,828	(7,990)

Net cash provided by (used in) operating activities	55,465,423	(4,064,028)

Cash flow from financing activities
Proceeds from addition of shares	64,993,775	1,888,747
Payment on shares redeemed	(49,747,615)	(9,375,620)

Net cash provided by (used in) financing activities	15,246,160	(7,486,873)

Net increase (decrease) in cash	70,711,583	(11,550,901)
Cash, beginning of period	38,526,723	41,098,043

Cash, end of period	$109,238,306	$29,547,142

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $60,873,358 and $135,537,081, respectively)	$60,991,159	$135,544,101
Cash	75,000,872	71,876,942
Segregated cash balances with brokers for futures contracts	9,615,375	7,181,720
Segregated cash balances with brokers for swap agreements	38,799,000	—
Unrealized appreciation on swap agreements	—	25,135,898
Receivable from capital shares sold	1,840,172	—
Receivable on open futures contracts	51,960	—
Interest receivable	58,363	91,720

Total assets	186,356,901	239,830,381

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	490,815	398,936
Payable to Sponsor	293,422	176,603
Unrealized depreciation on swap agreements	55,787,128	—

Total liabilities	56,571,365	575,539

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	129,785,536	239,254,842

Total liabilities and shareholders’ equity	$186,356,901	$239,830,381

Shares outstanding	7,046,526	7,546,526

Net asset value per share	$18.42	$31.70

Market value per share (Note 2)	$18.44	$31.65

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(47% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.557% due 04/23/20 †	$31,000,000	$30,998,959
1.541% due 06/18/20 †	30,000,000	29,992,200

Total short-term U.S. government and agency obligations
(cost $60,873,358)		$60,991,159

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures—COMEX, expires May 2020	906	$64,126,680	$1,474,963
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/20	$62,269,702	$(24,457,594)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	04/06/20	68,893,289	(14,118,753)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/06/20	64,040,895	(17,210,781)

			Total Unrealized Depreciation	$(55,787,128)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$776,287	$904,454

Expenses
Management fee	481,247	454,275
Brokerage commissions	18,208	4,617
Brokerage fees	—	3

Total expenses	499,455	458,895

Net investment income (loss)	276,832	445,559

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(9,641,976)	(255,114)
Swap agreements	5,944,322	(18,809,469)
Forward agreements	—	32,366,374
Short-term U.S. government and agency obligations	—	131

Net realized gain (loss)	(3,697,654)	13,301,922

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,249,586)	(998,532)
Swap agreements	(80,923,026)	412,579
Forward agreements	—	(26,301,717)
Short-term U.S. government and agency obligations	110,781	(2,656)

Change in net unrealized appreciation (depreciation)	(85,061,831)	(26,890,326)

Net realized and unrealized gain (loss)	(88,759,485)	(13,588,404)

Net income (loss)	$(88,482,653)	$(13,142,845)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$239,254,842	$201,824,376

Addition of 750,000 and 400,000 shares, respectively	14,162,113	10,636,282
Redemption of 1,250,000 and 1,050,000 shares, respectively	(35,148,766)	(27,746,242)

Net addition (redemption) of (500,000) and (650,000) shares, respectively	(20,986,653)	(17,109,960)

Net investment income (loss)	276,832	445,559
Net realized gain (loss)	(3,697,654)	13,301,922
Change in net unrealized appreciation (depreciation)	(85,061,831)	(26,890,326)

Net income (loss)	(88,482,653)	(13,142,845)

Shareholders’ equity, end of period	$129,785,536	$171,571,571

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(88,482,653)	$(13,142,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(113,569,175)	(874,413,274)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	188,705,000	895,129,481
Net amortization and accretion on short-term U.S. government and agency obligations	(472,102)	(822,726)
Net realized gain (loss) on investments	—	(131)
Change in unrealized appreciation (depreciation) on investments	80,812,245	25,891,794
Decrease (Increase) in receivable on futures contracts	(51,960)	(173,990)
Decrease (Increase) in interest receivable	33,357	(27,930)
Increase (Decrease) in payable to Sponsor	116,819	(3,743)
Increase (Decrease) in payable on futures contracts	91,879	(47,576)

Net cash provided by (used in) operating activities	67,183,410	32,389,060

Cash flow from financing activities
Proceeds from addition of shares	12,321,941	10,636,282
Payment on shares redeemed	(35,148,766)	(22,841,747)

Net cash provided by (used in) financing activities	(22,826,825)	(12,205,465)

Net increase (decrease) in cash	44,356,585	20,183,595
Cash, beginning of period	79,058,662	51,907,742

Cash, end of period	$123,415,247	$72,091,337

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $118,844,445 and $179,736,532, respectively)	$118,992,229	$179,749,262
Cash	318,964,759	179,318,928
Segregated cash balances with brokers for futures contracts	107,985,371	175,258,401
Segregated cash balances with brokers for swap agreements	41,423,000	6,984,000
Receivable from capital shares sold	—	87,500
Receivable on open futures contracts	61,533,414	20,666,579
Interest receivable	246,274	212,666

Total assets	649,145,047	562,277,336

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	33,162,297	34,019,820
Payable to Sponsor	978,381	411,729
Unrealized depreciation on swap agreements	22,183,877	209,784

Total liabilities	56,324,555	34,641,333

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	592,820,492	527,636,003

Total liabilities and shareholders’ equity	$649,145,047	$562,277,336

Shares outstanding	10,130,912	41,630,912

Net asset value per share	$58.52	$12.67

Market value per share (Note 2)	$58.56	$12.89

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(20% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.586% due 04/23/20 †	$55,000,000	$54,998,152
1.564% due 05/07/20 †	34,000,000	33,997,620
1.257% due 05/21/20 †	30,000,000	29,996,457

Total short-term U.S. government and agency obligations (cost $118,844,445)		$118,992,229

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires April 2020	8,867	$414,753,925	$228,821,148
VIX Futures—Cboe, expires May 2020	9,852	403,193,100	(76,861,975)

			$151,959,173

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	1.60%	04/16/20	$71,236,931	$(22,183,877)

			Total Unrealized Depreciation	$(22,183,877)

†	All or partial amount pledged as collateral for futures contracts.
^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
*	Reflects the floating financing rate, as of March 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$1,411,740	$1,418,106

Expenses
Management fee	1,383,275	965,532
Brokerage commissions	741,009	575,631
Brokerage fees	16,721	64
Non-recurring fees and expenses	—	27,508

Total expenses	2,141,005	1,568,735

Net investment income (loss)	(729,265)	(150,629)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	656,145,228	(166,136,201)
Swap agreements	69,940,003	(29,087,140)

Net realized gain (loss)	726,085,231	(195,223,341)

Change in net unrealized appreciation (depreciation) on
Futures contracts	198,355,954	(40,515,355)
Swap agreements	(21,974,093)	1,465,412
Short-term U.S. government and agency obligations	135,054	(8,040)

Change in net unrealized appreciation (depreciation)	176,516,915	(39,057,983)

Net realized and unrealized gain (loss)	902,602,146	(234,281,324)

Net income (loss)	$901,872,881	$(234,431,953)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$527,636,003	$214,304,871

Addition of 9,900,000 and 15,150,000 shares, respectively	359,090,211	728,577,548
Redemption of 41,400,000 and 3,750,000 shares, respectively	(1,195,778,603)	(161,207,220)

Net addition (redemption) of (31,500,000) and 11,400,000 shares, respectively	(836,688,392)	567,370,328

Net investment income (loss)	(729,265)	(150,629)
Net realized gain (loss)	726,085,231	(195,223,341)
Change in net unrealized appreciation (depreciation)	176,516,915	(39,057,983)

Net income (loss)	901,872,881	(234,431,953)

Shareholders’ equity, end of period	$592,820,492	$547,243,246

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$901,872,881	$(234,431,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(198,455,580)	(3,242,092,928)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	260,000,000	3,122,400,000
Net amortization and accretion on short-term U.S. government and agency obligations	(652,333)	(307,072)
Change in unrealized appreciation (depreciation) on investments	21,839,039	(1,457,372)
Decrease (Increase) in receivable on futures contracts	(40,866,835)	(8,126,997)
Decrease (Increase) in interest receivable	(33,608)	(148,485)
Increase (Decrease) in payable to Sponsor	566,652	224,392
Increase (Decrease) in payable on futures contracts	(857,523)	5,246,261
Increase (Decrease) in non-recurring fees and expenses payable	—	27,508

Net cash provided by (used in) operating activities	943,412,693	(358,666,646)

Cash flow from financing activities
Proceeds from addition of shares	359,177,711	736,727,497
Payment on shares redeemed	(1,195,778,603)	(161,207,220)

Net cash provided by (used in) financing activities	(836,600,892)	575,520,277

Net increase (decrease) in cash	106,811,801	216,853,631
Cash, beginning of period	361,561,329	202,920,595

Cash, end of period	$468,373,130	$419,774,226

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $1,808,030, respectively)	$—	$1,808,104
Cash	2,341,295	3,283,138
Segregated cash balances with brokers for foreign currency forward contracts	500,000	500,000
Interest receivable	1,552	4,726

Total assets	2,842,847	5,595,968

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,299	4,475
Unrealized depreciation on foreign currency forward contracts	29,768	10,529

Total liabilities	34,067	15,004

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,808,780	5,580,964

Total liabilities and shareholders’ equity	$2,842,847	$5,595,968

Shares outstanding	49,970	99,970

Net asset value per share	$56.21	$55.83

Market value per share (Note 2)	$56.19	$55.83

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/03/20	374,903,256	$3,486,705	$(19,468)
Yen with UBS AG	04/03/20	297,882,756	2,770,394	(9,374)

				$(28,842)

Contracts to Sell
Yen with Goldman Sachs International	04/03/20	(35,997,739)	$(334,789)	$3,094
Yen with UBS AG	04/03/20	(34,490,000)	(320,767)	(4,020)

				$(926)

			Total Net Unrealized Depreciation	$(29,768)

^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$8,867	$27,009

Expenses
Management fee	7,241	12,438

Total expenses	7,241	12,438

Net investment income (loss)	1,626	14,571

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(8,483)	(77,307)

Net realized gain (loss)	(8,483)	(77,307)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(19,239)	(112,597)
Short-term U.S. government and agency obligations	(74)	—

Change in net unrealized appreciation (depreciation)	(19,313)	(112,597)

Net realized and unrealized gain (loss)	(27,796)	(189,904)

Net income (loss)	$(26,170)	$(175,333)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$5,580,964	$5,751,716

Addition of – and 50,000 shares, respectively	—	2,922,854
Redemption of 50,000 and 50,000 shares, respectively	(2,746,014)	(2,935,727)

Net addition (redemption) of (50,000) and – shares, respectively	(2,746,014)	(12,873)

Net investment income (loss)	1,626	14,571
Net realized gain (loss)	(8,483)	(77,307)
Change in net unrealized appreciation (depreciation)	(19,313)	(112,597)

Net income (loss)	(26,170)	(175,333)

Shareholders’ equity, end of period	$2,808,780	$5,563,510

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(26,170)	$(175,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(99,700)	(35,346,606)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,911,000	35,350,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,270)	(3,394)
Change in unrealized appreciation (depreciation) on investments	19,313	112,597
Decrease (Increase) in interest receivable	3,174	(5,758)
Increase (Decrease) in payable to Sponsor	(176)	2,033

Net cash provided by (used in) operating activities	1,804,171	(66,461)

Cash flow from financing activities
Proceeds from addition of shares	—	5,769,430
Payment on shares redeemed	(2,746,014)	(2,935,727)

Net cash provided by (used in) financing activities	(2,746,014)	2,833,703

Net increase (decrease) in cash	(941,843)	2,767,242
Cash, beginning of period	3,783,138	2,726,531

Cash, end of period	$2,841,295	$5,493,773

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 In liquidation (unaudited)*	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $47,190,714, respectively)	$—	$47,193,110
Cash	38,092,738	12,393,273
Segregated cash balances with brokers for futures contracts	—	13,388,080
Interest receivable	5,599	25,542

Total assets	38,098,337	73,000,005

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	2,075,764
Payable to Sponsor	216,251	64,912

Total liabilities	216,251	2,140,676

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	37,882,086	70,859,329

Total liabilities and shareholders’ equity	$38,098,337	$73,000,005

Shares outstanding (Note 1)	177,650,000	3,300,000

Net asset value per share (Note 1)	$0.21	$21.47

Market value per share (Note 2) (Note 1)	$0.22	$21.60

*
This represents the Statement of Net Assets in Liquidation at March 31, 2020. The Fund adopted the liquidation basis of accounting on March 27, 2020, the date liquidation was determined to be imminent. References to “Shareholders’ equity” in the schedule above represent “Net assets” for the period in liquidation. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Period Ended March 27, 2020 *	Three Months Ended March 31, 2019
Investment Income
Interest	$346,326	$615,343

Expenses
Management fee	283,787	295,626
Brokerage commissions	208,628	66,868

Total expenses	492,415	362,494

Net investment income (loss)	(146,089)	252,849

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(398,871,687)	22,272,869
Swap agreements	(7,056,912)	—
Options	(8,765,000)	—
Short-term U.S. government and agency obligations	136,038	—

Net realized gain (loss)	(414,557,561)	22,272,869

Change in net unrealized appreciation (depreciation) on
Futures contracts	(7,266,550)	64,156,754
Short-term U.S. government and agency obligations	(2,396)	54

Change in net unrealized appreciation (depreciation)	(7,268,946)	64,156,808

Net realized and unrealized gain (loss)	(421,826,507)	86,429,677

Net income (loss)	$(421,972,596)	$86,682,526

*	The Fund adopted the liquidation basis of accounting on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

See accompanying notes to financial statements.
5
0

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Period Ended March 27, 2020 *	Three Months Ended March 31, 2019
Shareholders’ equity, beginning of period	$70,859,329	$87,667,042

Addition of 184,600,000 and 800,000 shares, respectively	414,019,676	16,301,816
Redemption of 10,250,000 and 2,750,000 shares, respectively	(24,998,273)	(62,636,309)

Net addition (redemption) of 174,350,000 and (1,950,000) shares, respectively	389,021,403	(46,334,493)

Net investment income (loss)	(146,089)	252,849
Net realized gain (loss)	(414,557,561)	22,272,869
Change in net unrealized appreciation (depreciation)	(7,268,946)	64,156,808

Net income (loss)	(421,972,596)	86,682,526

Shareholders’ equity, end of period	$37,908,136	$128,015,075

*	The Fund adopted the liquidation basis of accounting on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

See accompanying notes to financial statements.
5
1

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CHANGE IN NET ASSETS IN LIQUIDATION
(unaudited)

For the Period March 28, 2020 through March 31, 2020
Net assets, beginning of period*	$37,882,086

Addition of — shares	—
Redemption of — shares	—

Net addition (redemption) of — shares	—

Net investment income (loss)	—
Net realized gain (loss)	—
Change in net unrealized appreciation (depreciation)	—

Net income (loss)	—

Net assets, end of period	$37,882,086

*
Net assets, beginning of period, March 28, 2020, differs from Shareholders’ equity, end of period, March 27, 2020, due to implementation of the liquidation basis of accounting. A net adjustment of $(26,050) was recorded upon adoption of the liquidation basis of accounting. See Note 2 for an explanation of the reconciling items.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X CRUDE OIL ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Period Ended March 27, 2020 *	Three Months Ended March 31, 2019
Cash flow from operating activities
Net income (loss)	$(421,972,596)	$86,682,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(108,710,728)	(1,407,668,957)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	156,199,750	1,368,150,000
Net amortization and accretion on short-term U.S. government and agency obligations	(162,270)	(409,296)
Net realized gain (loss) on investments	(136,038)	—
Change in unrealized appreciation (depreciation) on investments	2,396	(54)
Decrease (Increase) in receivable on futures contracts	—	(6,639,043)
Decrease (Increase) in interest receivable	(7,008)	(58,228)
Increase (Decrease) in payable to Sponsor	152,239	44,230
Increase (Decrease) in payable on futures contracts	(2,075,764)	—

Net cash provided by (used in) operating activities	(376,710,019)	40,101,178

Cash flow from financing activities
Proceeds from addition of shares	411,032,263	18,898,964
Payment on shares redeemed	(24,998,273)	(59,941,252)

Net cash provided by (used in) financing activities	386,033,990	(41,042,288)

Net increase (decrease) in cash	9,323,971	(941,110)
Cash, beginning of period	25,781,353	63,582,366

Cash, end of period	$35,105,324	$62,641,256

*	The Fund adopted the liquidation basis of accounting on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
See accompanying notes to financial statements.
5
3

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 In liquidation (unaudited)*	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $57,372,196, respectively)	$—	$57,375,132
Cash	21,657,810	14,418,802
Segregated cash balances with brokers for futures contracts	—	17,524,681
Securities sold receivable	—	3,883
Receivable on open futures contracts	—	2,120,078
Interest receivable	6,329	20,691

Total assets	21,664,139	91,463,267

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	46,271	74,120

Total liabilities	46,271	74,120

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	21,617,868	91,389,147

Total liabilities and shareholders’ equity	$21,664,139	$91,463,267

Shares outstanding (Note 1)	474,906	8,574,906

Net asset value per share (Note 1)	$45.52	$10.66

Market value per share (Note 2) (Note 1)	$45.32	$10.58

*
This represents the Statement of Net Assets in Liquidation at March 31, 2020. The Fund adopted the liquidation basis of accounting on March 27, 2020, the date liquidation was determined to be imminent. References to “Shareholders’ equity” in the schedule above represent “Net assets” for the period in liquidation. See Note 1.

See accompanying notes to financial statements.
5
4

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Period Ended March 27, 2020 *	Three Months Ended March 31, 2019
Investment Income
Interest	$166,789	$71,505

Expenses
Management fee	117,259	34,303
Brokerage commissions	90,078	13,188

Total expenses	207,337	47,491

Net investment income (loss)	(40,548)	24,014

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	77,513,008	(2,268,796)
Swap agreements	6,721,993	—
Options	(942,000)	—
Short-term U.S. government and agency obligations	1,893	—

Net realized gain (loss)	83,294,894	(2,268,796)

Change in net unrealized appreciation (depreciation) on
Futures contracts	8,358,056	(9,496,353)
Short-term U.S. government and agency obligations	(2,936)	(201)

Change in net unrealized appreciation (depreciation)	8,355,120	(9,496,554)

Net realized and unrealized gain (loss)	91,650,014	(11,765,350)

Net income (loss)	$91,609,466	$(11,741,336)

*	The Fund adopted the liquidation basis of accounting on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
See accompanying notes to financial statements.
5
5

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Period Ended March 27, 2020 *	Three Months Ended March 31, 2019
Shareholders’ equity, beginning of period	$91,389,147	$18,665,099

Addition of 2,850,000 and 750,000 shares, respectively	59,484,110	18,656,682
Redemption of 10,950,000 and 300,000 shares, respectively	(220,861,845)	(8,573,185)

Net addition (redemption) of (8,100,000) and 450,000 shares, respectively	(161,377,735)	10,083,497

Net investment income (loss)	(40,548)	24,014
Net realized gain (loss)	83,294,894	(2,268,796)
Change in net unrealized appreciation (depreciation)	8,355,120	(9,496,554)

Net income (loss)	91,609,466	(11,741,336)

Shareholders’ equity, end of period	$21,620,878	$17,007,260

*	The Fund adopted the liquidation basis of accounting on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CHANGE IN NET ASSETS IN LIQUIDATION
(unaudited)

For the Period March 28, 2020 through March 31, 2020
Net assets, beginning of period*	$21,617,868

Addition of — shares	—
Redemption of — shares	—

Net addition (redemption) of — shares	—

Net investment income (loss)	—
Net realized gain (loss)	—
Change in net unrealized appreciation (depreciation)	—

Net income (loss)	—

Net assets, end of period	$21,617,868

*
Net assets, beginning of period, March 28, 2020, differs from Shareholders’ equity, end of period, March 27, 2020, due to implementation of the liquidation basis of accounting. A net adjustment of $(3,010) was recorded upon adoption of the liquidation basis of accounting. See Note 2 for an explanation of the reconciling items.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO 3X SHORT CRUDE OIL ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Period Ended March 27, 2020 *	Three Months Ended March 31, 2019
Cash flow from operating activities
Net income (loss)	$91,609,466	$(11,741,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(25,929,351)	(287,123,373)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	83,391,674	284,150,000
Net amortization and accretion on short-term U.S. government and agency obligations	(88,234)	(26,627)
Net realized gain (loss) on investments	(1,893)	—
Change in unrealized appreciation (depreciation) on investments	2,936	201
Decrease (Increase) in securities sold receivable	3,883	—
Decrease (Increase) in receivable on futures contracts	2,120,078	—
Decrease (Increase) in interest receivable	11,353	(3,878)
Increase (Decrease) in payable to Sponsor	(27,849)	(5,374)
Increase (Decrease) in payable on futures contracts	—	212,015

Net cash provided by (used in) operating activities	151,092,063	(14,538,372)

Cash flow from financing activities
Proceeds from addition of shares	59,484,110	18,656,682
Payment on shares redeemed	(218,585,513)	(8,573,185)

Net cash provided by (used in) financing activities	(159,101,403)	10,083,497

Net increase (decrease) in cash	(8,009,340)	(4,454,875)
Cash, beginning of period	31,943,483	18,759,229

Cash, end of period	$23,934,143	$14,304,354

*	The Fund adopted the liquidation basis of accounting on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $3,931,268, respectively)	$—	$3,931,474
Cash	6,751,510	1,506,673
Segregated cash balances with brokers for futures contracts	463,321	211,200
Receivable on open futures contracts	21,755	—
Interest receivable	4,200	1,707

Total assets	7,240,786	5,651,054

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	37,725
Payable to Sponsor	10,419	4,717

Total liabilities	10,419	42,442

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,230,367	5,608,612

Total liabilities and shareholders’ equity	$7,240,786	$5,651,054

Shares outstanding	100,000	100,000

Net asset value per share	$72.30	$56.09

Market value per share (Note 2)	$72.06	$55.88

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires June 2020	234	$14,374,620	$723,586

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$20,054	$48,542

Expenses
Management fee	15,130	21,080
Brokerage commissions	1,499	1,673

Total expenses	16,629	22,753

Net investment income (loss)	3,425	25,789

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	670,950	262,745

Net realized gain (loss)	670,950	262,745

Change in net unrealized appreciation (depreciation) on
Futures contracts	947,586	(577,215)
Short-term U.S. government and agency obligations	(206)	11

Change in net unrealized appreciation (depreciation)	947,380	(577,204)

Net realized and unrealized gain (loss)	1,618,330	(314,459)

Net income (loss)	$1,621,755	$(288,670)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$5,608,612	$11,060,333

Redemption of – and 50,000 shares, respectively	—	(2,609,016)

Net addition (redemption) of – and (50,000) shares, respectively	—	(2,609,016)

Net investment income (loss)	3,425	25,789
Net realized gain (loss)	670,950	262,745
Change in net unrealized appreciation (depreciation)	947,380	(577,204)

Net income (loss)	1,621,755	(288,670)

Shareholders’ equity, end of period	$7,230,367	$8,162,647

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$1,621,755	$(288,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(498,498)	(120,038,956)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,436,000	120,350,000
Net amortization and accretion on short-term U.S. government and agency obligations	(6,234)	(11,496)
Change in unrealized appreciation (depreciation) on investments	206	(11)
Decrease (Increase) in receivable on futures contracts	(21,755)	6,300
Decrease (Increase) in interest receivable	(2,493)	(6,324)
Increase (Decrease) in payable to Sponsor	5,702	(1,739)
Increase (Decrease) in payable on futures contracts	(37,725)	47,048

Net cash provided by (used in) operating activities	5,496,958	56,152

Cash flow from financing activities
Payment on shares redeemed	—	(2,609,016)

Net cash provided by (used in) financing activities	—	(2,609,016)

Net increase (decrease) in cash	5,496,958	(2,552,864)
Cash, beginning of period	1,717,873	10,754,381

Cash, end of period	$7,214,831	$8,201,517

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $6,993,476 and $62,196,121, respectively)	$6,999,765	$62,199,283
Cash	23,779,446	50,856,757
Segregated cash balances with brokers for futures contracts	26,420,800	7,239,420
Segregated cash balances with brokers for swap agreements	21,122,000	3,813,000
Unrealized appreciation on swap agreements	17,707,219	—
Receivable from capital shares sold	7,658,066	4,267,015
Receivable on open futures contracts	—	1,144,404
Interest receivable	28,015	54,165

Total assets	103,715,311	129,574,044

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,552,689	—
Payable on open futures contracts	953,702	—
Payable to Sponsor	114,897	88,432
Unrealized depreciation on swap agreements	—	4,033,931

Total liabilities	3,621,288	4,122,363

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	100,094,023	125,451,681

Total liabilities and shareholders’ equity	$103,715,311	$129,574,044

Shares outstanding	2,039,884	10,289,884

Net asset value per share	$49.07	$12.19

Market value per share (Note 2)	$49.99	$12.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(7% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.566% due 04/23/20 †	$7,000,000	$6,999,765

Total short-term U.S. government and agency obligations (cost $6,993,476)		$6,999,765

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires May 2020	3,923	$80,343,040	$51,718,391

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	04/06/20	$(23,689,605)	$12,708,382
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/20	(37,283,308)	5,655,721
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	04/06/20	(35,979,891)	1,266,918
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/20	(1,886,919)	1,012,123
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/06/20	(21,000,790)	(2,935,925)

			Total Unrealized Appreciation	$17,707,219

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of March 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$248,709	$361,771

Expenses
Management fee	202,369	166,326
Brokerage commissions	77,053	9,630

Total expenses	279,422	175,956

Net investment income (loss)	(30,713)	185,815

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	6,504,689	(3,189,732)
Swap agreements	45,169,333	(5,965,427)
Short-term U.S. government and agency obligations	(20)	—

Net realized gain (loss)	51,674,002	(9,155,159)

Change in net unrealized appreciation (depreciation) on
Futures contracts	54,837,080	(6,230,916)
Swap agreements	21,741,150	(26,686,116)
Short-term U.S. government and agency obligations	3,127	(1,202)

Change in net unrealized appreciation (depreciation)	76,581,357	(32,918,234)

Net realized and unrealized gain (loss)	128,255,359	(42,073,393)

Net income (loss)	$128,224,646	$(41,887,578)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$125,451,681	$114,377,311

Addition of 3,350,000 and 3,400,000 shares, respectively	71,229,475	66,476,301
Redemption of 11,600,000 and 2,750,000 shares, respectively	(224,811,779)	(63,139,347)

Net addition (redemption) of (8,250,000) and 650,000 shares, respectively	(153,582,304)	3,336,954

Net investment income (loss)	(30,713)	185,815
Net realized gain (loss)	51,674,002	(9,155,159)
Change in net unrealized appreciation (depreciation)	76,581,357	(32,918,234)

Net income (loss)	128,224,646	(41,887,578)

Shareholders’ equity, end of period	$100,094,023	$75,826,687

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$128,224,646	$(41,887,578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(32,897,274)	(875,151,345)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	88,246,647	881,400,000
Net amortization and accretion on short-term U.S. government and agency obligations	(146,748)	(273,587)
Net realized gain (loss) on investments	20	—
Change in unrealized appreciation (depreciation) on investments	(21,744,277)	26,687,318
Decrease (Increase) in receivable on futures contracts	1,144,404	432,627
Decrease (Increase) in interest receivable	26,150	(5,044)
Increase (Decrease) in payable to Sponsor	26,465	(34,103)
Increase (Decrease) in payable on futures contracts	953,702	440,081

Net cash provided by (used in) operating activities	163,833,735	(8,391,631)

Cash flow from financing activities
Proceeds from addition of shares	67,838,424	86,024,284
Payment on shares redeemed	(222,259,090)	(63,139,347)

Net cash provided by (used in) financing activities	(154,420,666)	22,884,937

Net increase (decrease) in cash	9,413,069	14,493,306
Cash, beginning of period	61,909,177	39,972,133

Cash, end of period	$71,322,246	$54,465,439

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,068 and $5,154,603, respectively)	$999,966	$5,154,876
Cash	12,126,232	4,438,331
Segregated cash balances with brokers for futures contracts	3,594,009	2,932,560
Receivable on open futures contracts	714,526	—
Interest receivable	6,652	6,522

Total assets	17,441,385	12,532,289

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	6,826
Payable to Sponsor	21,452	9,860

Total liabilities	21,452	16,686

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	17,419,933	12,515,603

Total liabilities and shareholders’ equity	$17,441,385	$12,532,289

Shares outstanding	274,832	324,832

Net asset value per share	$63.38	$38.53

Market value per share (Note 2)	$62.02	$38.82

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(6% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.566% due 04/23/20	$1,000,000	$999,966

Total short-term U.S. government and agency obligations (cost $999,068)		$999,966

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires May 2020	2,125	$34,850,000	$4,007,315
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$42,432	$59,875

Expenses
Management fee	32,430	28,691
Brokerage commissions	32,281	11,700

Total expenses	64,711	40,391

Net investment income (loss)	(22,279)	19,484

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,626,177	11,319,325

Net realized gain (loss)	5,626,177	11,319,325

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,334,986	(10,316,545)
Short-term U.S. government and agency obligations	625	(66)

Change in net unrealized appreciation (depreciation)	3,335,611	(10,316,611)

Net realized and unrealized gain (loss)	8,961,788	1,002,714

Net income (loss)	$8,939,509	$1,022,198

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$12,515,603	$17,825,441

Addition of 550,000 and 250,000 shares, respectively	29,104,581	4,113,610
Redemption of 600,000 and 500,000 shares, respectively	(33,139,760)	(9,941,758)

Net addition (redemption) of (50,000) and (250,000) shares, respectively	(4,035,179)	(5,828,148)

Net investment income (loss)	(22,279)	19,484
Net realized gain (loss)	5,626,177	11,319,325
Change in net unrealized appreciation (depreciation)	3,335,611	(10,316,611)

Net income (loss)	8,939,509	1,022,198

Shareholders’ equity, end of period	$17,419,933	$13,019,491

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$8,939,509	$1,022,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,990,772)	(188,831,817)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,160,924	188,150,000
Net amortization and accretion on short-term U.S. government and agency obligations	(14,617)	(18,468)
Change in unrealized appreciation (depreciation) on investments	(625)	66
Decrease (Increase) in receivable on futures contracts	(714,526)	2,729,545
Decrease (Increase) in interest receivable	(130)	(4,233)
Increase (Decrease) in payable to Sponsor	11,592	(7,532)
Increase (Decrease) in payable on futures contracts	(6,826)	—

Net cash provided by (used in) operating activities	12,384,529	3,039,759

Cash flow from financing activities
Proceeds from addition of shares	29,104,581	4,113,610
Payment on shares redeemed	(33,139,760)	(14,263,346)

Net cash provided by (used in) financing activities	(4,035,179)	(10,149,736)

Net increase (decrease) in cash	8,349,350	(7,109,977)
Cash, beginning of period	7,370,891	18,756,222

Cash, end of period	$15,720,241	$11,646,245

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $29,939,476 and $78,586,073, respectively)	$29,995,823	$78,590,100
Cash	66,546,079	44,280,278
Unrealized appreciation on foreign currency forward contracts	1,448,196	115,751
Interest receivable	32,838	60,723

Total assets	98,022,936	123,046,852

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,100,764	—
Payable to Sponsor	166,888	99,508
Unrealized depreciation on foreign currency forward contracts	560,685	2,366,171

Total liabilities	4,828,337	2,465,679

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	93,194,599	120,581,173

Total liabilities and shareholders’ equity	$98,022,936	$123,046,852

Shares outstanding	3,350,000	4,500,000

Net asset value per share	$27.82	$26.80

Market value per share (Note 2)	$27.76	$26.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.557% due 04/23/20 †	$16,000,000	$15,999,463
1.541% due 06/18/20 †	14,000,000	13,996,360

Total short-term U.S. government and agency obligations (cost $29,939,476)		$29,995,823

Foreign Currency Forward Contracts ^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/03/20	33,335,051	$36,761,245	$(601,773)
Euro with UBS AG	04/03/20	33,759,900	37,229,760	41,088

			Total Unrealized Depreciation	$(560,685)

Contracts to Sell
Euro with Goldman Sachs International	04/03/20	(76,098,314)	$(83,919,737)	$823,345
Euro with UBS AG	04/03/20	(160,480,099)	(176,974,323)	624,851

			Total Unrealized Appreciation	$1,448,196

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.
7
5

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$399,657	$774,618

Expenses
Management fee	263,442	340,145

Total expenses	263,442	340,145

Net investment income (loss)	136,215	434,473

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,047,283	3,329,242

Net realized gain (loss)	1,047,283	3,329,242

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,137,931	4,429,430
Short-term U.S. government and agency obligations	52,320	(4,617)

Change in net unrealized appreciation (depreciation)	3,190,251	4,424,813

Net realized and unrealized gain (loss)	4,237,534	7,754,055

Net income (loss)	$4,373,749	$8,188,528

See accompanying notes to financial statements.
7
6

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$120,581,173	$154,120,159

Addition of 200,000 and 250,000 shares, respectively	5,754,066	6,305,432
Redemption of 1,350,000 and 700,000 shares, respectively	(37,514,389)	(17,168,511)

Net addition (redemption) of (1,150,000) and (450,000) shares, respectively	(31,760,323)	(10,863,079)

Net investment income (loss)	136,215	434,473
Net realized gain (loss)	1,047,283	3,329,242
Change in net unrealized appreciation (depreciation)	3,190,251	4,424,813

Net income (loss)	4,373,749	8,188,528

Shareholders’ equity, end of period	$93,194,599	$151,445,608

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$4,373,749	$8,188,528
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(56,787,039)	(726,290,502)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	105,685,000	769,850,000
Net amortization and accretion on short-term U.S. government and agency obligations	(251,364)	(718,404)
Change in unrealized appreciation (depreciation) on investments	(3,190,251)	(4,424,813)
Decrease (Increase) in interest receivable	27,885	(17,707)
Increase (Decrease) in payable to Sponsor	67,380	(10,610)

Net cash provided by (used in) operating activities	49,925,360	46,576,492

Cash flow from financing activities
Proceeds from addition of shares	5,754,066	6,305,432
Payment on shares redeemed	(33,413,625)	(19,595,531)

Net cash provided by (used in) financing activities	(27,659,559)	(13,290,099)

Net increase (decrease) in cash	22,265,801	33,286,393
Cash, beginning of period	44,280,278	36,353,995

Cash, end of period	$66,546,079	$69,640,388

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION
	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,998,145 and $12,354,582, respectively)	$1,999,933	$12,355,192
Cash	12,674,867	8,993,715
Segregated cash balances with brokers for futures contracts	1,217,013	358,200
Segregated cash balances with brokers for swap agreements	1,599,000	544,000
Unrealized appreciation on swap agreements	861,874	—
Receivable from capital shares sold	2,300,715	—
Receivable on open futures contracts	71,561	—
Interest receivable	7,819	11,691

Total assets	20,732,782	22,262,798

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	135,552	25,211
Payable to Sponsor	28,186	17,218
Unrealized depreciation on swap agreements	—	1,172,809

Total liabilities	163,738	1,215,238

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,569,044	21,047,560

Total liabilities and shareholders’ equity	$20,732,782	$22,262,798

Shares outstanding	446,977	396,977

Net asset value per share	$46.02	$53.02

Market value per share (Note 2)	$46.28	$53.21

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(10% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.557% due 04/23/20 †	$2,000,000	$1,999,933

Total short-term U.S. government and agency obligations (cost $1,998,145)		$1,999,933

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures—COMEX, expires June 2020	127	$20,276,820	$249,543

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/20	$(9,571,739)	$490,737
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	04/06/20	(7,173,997)	368,034
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/20	(4,175,904)	3,103

			Total Unrealized Appreciation	$861,874

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of March 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$61,021	$95,211

Expenses
Management fee	43,239	46,962
Brokerage commissions	2,104	778

Total expenses	45,343	47,740

Net investment income (loss)	15,678	47,471

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,028,666)	(12,941)
Swap agreements	(3,902,216)	(37,814)
Forward agreements	—	(1,118,149)

Net realized gain (loss)	(5,930,882)	(1,168,904)

Change in net unrealized appreciation (depreciation) on
Futures contracts	641,113	69,214
Swap agreements	2,034,683	(182,087)
Forward agreements	—	990,786
Short-term U.S. government and agency obligations	1,178	113

Change in net unrealized appreciation (depreciation)	2,676,974	878,026

Net realized and unrealized gain (loss)	(3,253,908)	(290,878)

Net income (loss)	$(3,238,230)	$(243,407)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$21,047,560	$18,098,997

Addition of 200,000 and 100,000 shares, respectively	9,689,641	7,236,873
Redemption of 150,000 and 50,001 shares, respectively	(6,929,927)	(3,585,756)

Net addition (redemption) of 50,000 and 49,999 shares, respectively	2,759,714	3,651,117

Net investment income (loss)	15,678	47,471
Net realized gain (loss)	(5,930,882)	(1,168,904)
Change in net unrealized appreciation (depreciation)	2,676,974	878,026

Net income (loss)	(3,238,230)	(243,407)

Shareholders’ equity, end of period	$20,569,044	$21,506,707

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(3,238,230)	$(243,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(6,983,176)	(266,810,149)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	17,371,000	267,850,000
Net amortization and accretion on short-term U.S. government and agency obligations	(31,387)	(48,764)
Change in unrealized appreciation (depreciation) on investments	(2,035,861)	(808,812)
Decrease (Increase) in receivable on futures contracts	(71,561)	1,700
Decrease (Increase) in interest receivable	3,872	(9,637)
Increase (Decrease) in payable to Sponsor	10,968	(18)
Increase (Decrease) in payable on futures contracts	110,341	16,640

Net cash provided by (used in) operating activities	5,135,966	(52,447)

Cash flow from financing activities
Proceeds from addition of shares	7,388,926	3,615,910
Payment on shares redeemed	(6,929,927)	(3,585,756)

Net cash provided by (used in) financing activities	458,999	30,154

Net increase (decrease) in cash	5,594,965	(22,293)
Cash, beginning of period	9,895,915	15,103,332

Cash, end of period	$15,490,880	$15,081,039

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,077 and $9,162,163, respectively)	$999,966	$9,162,867
Cash	12,784,950	5,300,012
Segregated cash balances with brokers for futures contracts	1,658,250	148,200
Segregated cash balances with brokers for swap agreements	2,822,000	1,198,000
Unrealized appreciation on swap agreements	633,360	—
Receivable on open futures contracts	17,381	4,800
Interest receivable	6,659	4,326

Total assets	18,922,566	15,818,205

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	9,360	18,516
Payable to Sponsor	25,375	11,622
Unrealized depreciation on swap agreements	—	1,953,904

Total liabilities	34,735	1,984,042

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,887,831	13,834,163

Total liabilities and shareholders’ equity	$18,922,566	$15,818,205

Shares outstanding	516,976	516,976

Net asset value per share	$36.54	$26.76

Market value per share (Note 2)	$36.66	$26.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(5% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.548% due 04/23/20 †	$1,000,000	$999,966

Total short-term U.S. government and agency obligations (cost $999,077)		$999,966

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures—COMEX, expires May 2020	155	$10,970,900	$1,520,826

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/20	$(12,296,080)	$537,457
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	04/06/20	(7,543,899)	672,713
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/06/20	(6,961,822)	(576,810)

			Total Unrealized Depreciation	$633,360

†	All or partial amount pledged as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*	Reflects the floating financing rate, as of March 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$44,536	$70,114

Expenses
Management fee	37,136	37,211
Brokerage commissions	3,981	1,349

Total expenses	41,117	38,560

Net investment income (loss)	3,419	31,554

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,920,009	(204,534)
Swap agreements	(1,077,769)	958,890
Forward agreements	—	(2,144,498)

Net realized gain (loss)	842,240	(1,390,142)

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,603,007	443,525
Swap agreements	2,587,264	(100,891)
Forward agreements	—	1,793,011
Short-term U.S. government and agency obligations	185	(178)

Change in net unrealized appreciation (depreciation)	4,190,456	2,135,467

Net realized and unrealized gain (loss)	5,032,696	745,325

Net income (loss)	$5,036,115	$776,879

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$13,834,163	$11,768,863

Addition of 200,000 and 300,000 shares, respectively	5,962,843	11,229,394
Redemption of 200,000 and 100,000 shares, respectively	(5,945,290)	(3,521,220)

Net addition (redemption) of – and 200,000 shares, respectively	17,553	7,708,174

Net investment income (loss)	3,419	31,554
Net realized gain (loss)	842,240	(1,390,142)
Change in net unrealized appreciation (depreciation)	4,190,456	2,135,467

Net income (loss)	5,036,115	776,879

Shareholders’ equity, end of period	$18,887,831	$20,253,916

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$5,036,115	$776,879
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,386,262)	(199,723,449)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	12,574,000	200,050,000
Net amortization and accretion on short-term U.S. government and agency obligations	(24,652)	(31,762)
Change in unrealized appreciation (depreciation) on investments	(2,587,449)	(1,691,942)
Decrease (Increase) in receivable on futures contracts	(12,581)	—
Decrease (Increase) in interest receivable	(2,333)	(8,853)
Increase (Decrease) in payable to Sponsor	13,753	2,111
Increase (Decrease) in payable on futures contracts	(9,156)	119,644

Net cash provided by (used in) operating activities	10,601,435	(507,372)

Cash flow from financing activities
Proceeds from addition of shares	5,962,843	7,311,515
Payment on shares redeemed	(5,945,290)	(3,521,220)

Net cash provided by (used in) financing activities	17,553	3,790,295

Net increase (decrease) in cash	10,618,988	3,282,923
Cash, beginning of period	6,646,212	10,276,096

Cash, end of period	$17,265,200	$13,559,019

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $3,996,289 and $25,541,523, respectively)	$3,999,865	$25,542,823
Cash	26,229,713	12,507,112
Unrealized appreciation on foreign currency forward contracts	—	95,899
Interest receivable	13,405	19,330

Total assets	30,242,983	38,165,164

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	53,367	32,844
Unrealized depreciation on foreign currency forward contracts	603,446	—

Total liabilities	656,813	32,844

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	29,586,170	38,132,320

Total liabilities and shareholders’ equity	$30,242,983	$38,165,164

Shares outstanding	399,290	499,290

Net asset value per share	$74.10	$76.37

Market value per share (Note 2)	$74.11	$76.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(14% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.557% due 04/23/20 †	$4,000,000	$3,999,865

Total short-term U.S. government and agency obligations (cost $3,996,289)		$3,999,865

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/03/20	1,519,059,504	$14,127,679	$(382,275)
Yen with UBS AG	04/03/20	1,225,973,077	11,401,895	(23,698)

				$(405,973)

Contracts to Sell
Yen with Goldman Sachs International	04/03/20	(3,356,532,669)	$(31,216,696)	$88,401
Yen with UBS AG	04/03/20	(5,767,995,952)	(53,643,983)	(285,874)

				$(197,473)

			Total Net Unrealized Depreciation	$(603,446)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$126,183	$292,368

Expenses
Management fee	84,437	124,794

Total expenses	84,437	124,794

Net investment income (loss)	41,746	167,574

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(506,520)	(343,408)
Short-term U.S. government and agency obligations	—	(72)

Net realized gain (loss)	(506,520)	(343,480)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(699,345)	2,433,717
Short-term U.S. government and agency obligations	2,276	(37)

Change in net unrealized appreciation (depreciation)	(697,069)	2,433,680

Net realized and unrealized gain (loss)	(1,203,589)	2,090,200

Net income (loss)	$(1,161,843)	$2,257,774

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$38,132,320	$55,363,675

Addition of 50,000 and 400,000 shares, respectively	3,956,753	30,543,496
Redemption of 150,000 and 500,000 shares, respectively	(11,341,060)	(38,514,404)

Net addition (redemption) of (100,000) and (100,000) shares, respectively	(7,384,307)	(7,970,908)

Net investment income (loss)	41,746	167,574
Net realized gain (loss)	(506,520)	(343,480)
Change in net unrealized appreciation (depreciation)	(697,069)	2,433,680

Net income (loss)	(1,161,843)	2,257,774

Shareholders’ equity, end of period	$29,586,170	$49,650,541

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(1,161,843)	$2,257,774
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(12,760,075)	(523,240,489)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	34,374,000	522,500,872
Net amortization and accretion on short-term U.S. government and agency obligations	(68,691)	(240,064)
Net realized gain (loss) on investments	—	72
Change in unrealized appreciation (depreciation) on investments	697,069	(2,433,680)
Decrease (Increase) in interest receivable	5,925	(9,910)
Increase (Decrease) in payable to Sponsor	20,523	(5,965)

Net cash provided by (used in) operating activities	21,106,908	(1,171,390)

Cash flow from financing activities
Proceeds from addition of shares	3,956,753	30,543,496
Payment on shares redeemed	(11,341,060)	(38,514,404)

Net cash provided by (used in) financing activities	(7,384,307)	(7,970,908)

Net increase (decrease) in cash	13,722,601	(9,142,298)

Cash, beginning of period	12,507,112	23,570,254

Cash, end of period	$26,229,713	$14,427,956

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION
	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $14,578,166 and $13,979,509, respectively)	$14,598,956	$13,980,559
Cash	22,934,735	27,654,022
Segregated cash balances with brokers for futures contracts	2,009,118	5,476,631
Receivable from capital shares sold	2,905,264	—
Receivable on open futures contracts	2,635,835	—
Interest receivable	11,869	34,527

Total assets	45,095,777	47,145,739

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,129,877
Payable to Sponsor	61,391	29,278

Total liabilities	61,391	1,159,155

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,034,386	45,986,584

Total liabilities and shareholders’ equity	$45,095,777	$47,145,739

Shares outstanding	1,162,403	2,162,403

Net asset value per share	$38.74	$21.27

Market value per share (Note 2)	$38.44	$21.29

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.586% due 04/23/20	$6,000,000	$5,999,798
1.564% due 05/07/20 †	3,600,000	3,599,748
1.562% due 05/21/20 †	5,000,000	4,999,410

Total short-term U.S. government and agency obligations (cost $14,578,166)		$14,598,956

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures — Cboe, expires July 2020	228	$7,734,900	$3,843,545
VIX Futures — Cboe, expires August 2020	481	15,235,675	6,104,505
VIX Futures — Cboe, expires September 2020	481	14,478,100	3,952,620
VIX Futures — Cboe, expires October 2020	253	7,571,025	(218,365)

			$13,682,305

^^	Rates shown represent discount rate at the time of purchase.

†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$158,298	$265,413

Expenses
Management fee	94,284	105,811
Brokerage commissions	15,939	10,336
Brokerage fees	155	—

Total expenses	110,378	116,147

Net investment income (loss)	47,920	149,266

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,756,525	(4,202,020)

Net realized gain (loss)	7,756,525	(4,202,020)

Change in net unrealized appreciation (depreciation) on
Futures contracts	15,963,130	(6,425,779)
Short-term U.S. government and agency obligations	19,740	(670)

Change in net unrealized appreciation (depreciation)	15,982,870	(6,426,449)

Net realized and unrealized gain (loss)	23,739,395	(10,628,469)

Net income (loss)	$23,787,315	$(10,479,203)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$45,986,584	$56,299,121

Addition of 375,000 and 500,000 shares, respectively	10,708,061	11,369,035
Redemption of 1,375,000 and 250,000 shares, respectively	(35,447,574)	(6,062,484)

Net addition (redemption) of (1,000,000) and 250,000 shares, respectively	(24,739,513)	5,306,551

Net investment income (loss)	47,920	149,266
Net realized gain (loss)	7,756,525	(4,202,020)
Change in net unrealized appreciation (depreciation)	15,982,870	(6,426,449)

Net income (loss)	23,787,315	(10,479,203)

Shareholders’ equity, end of period	$45,034,386	$51,126,469

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$23,787,315	$(10,479,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(23,530,289)	(1,007,355,035)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	23,000,000	997,450,000
Net amortization and accretion on short-term U.S. government and agency obligations	(68,368)	(94,965)
Change in unrealized appreciation (depreciation) on investments	(19,740)	670
Decrease (Increase) in receivable on futures contracts	(2,635,835)	—
Decrease (Increase) in interest receivable	22,658	(32,288)
Increase (Decrease) in payable to Sponsor	32,113	(355)
Increase (Decrease) in payable on futures contracts	(1,129,877)	380,337

Net cash provided by (used in) operating activities	19,457,977	(20,130,839)

Cash flow from financing activities
Proceeds from addition of shares	7,802,797	11,369,035
Payment on shares redeemed	(35,447,574)	(6,737,316)

Net cash provided by (used in) financing activities	(27,644,777)	4,631,719

Net increase (decrease) in cash	(8,186,800)	(15,499,120)
Cash, beginning of period	33,130,653	57,542,424

Cash, end of period	$24,943,853	$42,043,304

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $85,867,918 and $96,862,355, respectively)	$85,993,594	$96,868,817
Cash	151,154,889	87,829,341
Segregated cash balances with brokers for futures contracts	6,912,242	107,106,000
Receivable on open futures contracts	138,472	909,042
Interest receivable	128,880	123,538

Total assets	244,328,077	292,836,738

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	10,007,973	—
Payable on open futures contracts	10,857,834	12,920,593
Payable to Sponsor	406,916	123,642

Total liabilities	21,272,723	13,044,235

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	223,055,354	279,792,503

Total liabilities and shareholders’ equity	$244,328,077	$292,836,738

Shares outstanding	5,876,317	22,751,317

Net asset value per share	$37.96	$12.30

Market value per share (Note 2)	$37.93	$12.43

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.586% due 04/23/20 †	$33,000,000	$32,998,891
1.564% due 05/07/20 †	20,000,000	19,998,600
1.562% due 05/21/20 †	33,000,000	32,996,103

Total short-term U.S. government and agency obligations (cost $85,867,918)		$85,993,594

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires April 2020	2,417	$113,055,175	$69,284,468
VIX Futures—Cboe, expires May 2020	2,684	109,842,700	(16,895,449)

			$52,389,019

^^	Rates shown represent discount rate at the time of purchase.

†	All or partial amount pledged as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest	$960,075	$852,206

Expenses
Management fee	626,516	361,703
Brokerage commissions	184,760	12,435
Brokerage fees	4,774	1,366

Total expenses	816,050	375,504

Net investment income (loss)	144,025	476,702

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	325,737,788	(54,906,584)

Net realized gain (loss)	325,737,788	(54,906,584)

Change in net unrealized appreciation (depreciation) on
Futures contracts	67,783,030	(21,279,791)
Short-term U.S. government and agency obligations	119,214	(4,440)

Change in net unrealized appreciation (depreciation)	67,902,244	(21,284,231)

Net realized and unrealized gain (loss)	393,640,032	(76,190,815)

Net income (loss)	$393,784,057	$(75,714,113)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
Shareholders’ equity, beginning of period	$279,792,503	$149,547,115

Addition of 6,800,000 and 6,225,000 shares, respectively	78,257,089	174,135,151
Redemption of 23,675,000 and 1,650,000 shares, respectively	(528,778,295)	(44,464,950)

Net addition (redemption) of (16,875,000) and 4,575,000 shares, respectively	(450,521,206)	129,670,201

Net investment income (loss)	144,025	476,702
Net realized gain (loss)	325,737,788	(54,906,584)
Change in net unrealized appreciation (depreciation)	67,902,244	(21,284,231)

Net income (loss)	393,784,057	(75,714,113)

Shareholders’ equity, end of period	$223,055,354	$203,503,203

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities
Net income (loss)	$393,784,057	$(75,714,113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(137,588,047)	(765,041,780)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	149,000,000	780,650,000
Net amortization and accretion on short-term U.S. government and agency obligations	(417,516)	(657,615)
Change in unrealized appreciation (depreciation) on investments	(119,214)	4,440
Decrease (Increase) in receivable on futures contracts	770,570	40,296
Decrease (Increase) in interest receivable	(5,342)	(49,354)
Increase (Decrease) in payable to Sponsor	283,274	13,262
Increase (Decrease) in payable on futures contracts	(2,062,759)	(1,938,430)

Net cash provided by (used in) operating activities	403,645,023	(62,693,294)

Cash flow from financing activities
Proceeds from addition of shares	78,257,089	174,135,151
Payment on shares redeemed	(518,770,322)	(44,464,950)

Net cash provided by (used in) financing activities	(440,513,233)	129,670,201

Net increase (decrease) in cash	(36,868,210)	66,976,907
Cash, beginning of period	194,935,341	39,393,419

Cash, end of period	$158,067,131	$106,370,326

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $639,453,573 and $1,084,860,512, respectively)	$640,479,306	$1,084,925,128
Cash	1,496,955,815	770,114,050
Segregated cash balances with brokers for futures contracts	442,945,674	406,121,155
Segregated cash balances with brokers for foreign currency forward contracts	1,171,000	1,421,000
Segregated cash balances with brokers for swap agreements	198,202,802	12,539,000
Unrealized appreciation on swap agreements	19,202,453	52,840,748
Unrealized appreciation on foreign currency forward contracts	1,452,994	321,647
Receivable from capital shares sold	100,763,661	4,354,515
Securities sold receivable	—	3,883
Receivable on open futures contracts	231,160,727	85,104,325
Interest receivable	795,452	978,751

Total assets	3,133,129,884	2,418,724,202

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	17,319,724	—
Payable on open futures contracts	49,414,001	50,904,424
Payable to Sponsor	3,969,172	1,747,549
Unrealized depreciation on swap agreements	314,844,047	7,370,428
Unrealized depreciation on foreign currency forward contracts	1,310,034	2,376,700

Total liabilities	386,856,978	62,399,101

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,746,272,906	2,356,325,101

Total liabilities and shareholders’ equity	$3,133,129,884	$2,418,724,202

Shares outstanding	249,889,568	110,924,568

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020 *	2019
Investment Income
Interest	$7,499,714	$10,219,582

Expenses
Management fee	5,838,804	5,274,306
Brokerage commissions	1,746,456	936,604
Brokerage fees	51,378	1,457
Non-recurring fees and expenses	—	426,058

Total expenses	7,636,638	6,638,425

Net investment income (loss)	(136,924)	3,581,157

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	315,177,827	(141,653,019)
Swap agreements	(279,339,085)	13,166,837
Forward agreements	—	33,894,330
Options	(9,707,000)	—
Foreign currency forward contracts	479,012	2,681,254
Short-term U.S. government and agency obligations	176,434	247

Net realized gain (loss)	26,787,188	(91,910,351)

Change in net unrealized appreciation (depreciation) on
Futures contracts	279,530,155	26,001,240
Swap agreements	(341,111,914)	94,708,786
Forward agreements	—	(27,771,221)
Foreign currency forward contracts	2,198,013	6,525,074
Short-term U.S. government and agency obligations	961,117	(34,156)

Change in net unrealized appreciation (depreciation)	(58,422,629)	99,429,723

Net realized and unrealized gain (loss)	(31,635,441)	7,519,372

Net income (loss)	$(31,772,365)	$11,100,529

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF through March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2020 *	2019
Shareholders’ equity, beginning of period	$2,356,325,101	$1,943,975,025

Addition of 246,780,000 and 29,537,000 shares, respectively	3,084,661,161	1,207,988,688
Redemption of 107,815,000 and 15,355,001 shares, respectively	(2,662,911,931)	(708,944,464)

Net addition (redemption) of 138,965,000 and 14,181,999 shares, respectively	421,749,230	499,044,224

Net investment income (loss)	(136,924)	3,581,157
Net realized gain (loss)	26,787,188	(91,910,351)
Change in net unrealized appreciation (depreciation)	(58,422,629)	99,429,723

Net income (loss)	(31,772,365)	11,100,529

Shareholders’ equity, end of period	$2,746,301,966	$2,454,119,778

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF through March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020 *	2019
Cash flow from operating activities
Net income (loss)	$(31,772,365)	$11,100,529
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,271,770,647)	(18,090,778,820)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,721,389,895	17,915,321,683
Net amortization and accretion on short-term U.S. government and agency obligations	(4,035,875)	(6,529,798)
Net realized gain (loss) on investments	(176,434)	(247)
Change in unrealized appreciation (depreciation) on investments	337,952,784	(73,428,483)
Decrease (Increase) in securities sold receivable	3,883	—
Decrease (Increase) in receivable on futures contracts	(146,056,402)	(34,221,598)
Decrease (Increase) in interest receivable	153,339	(590,617)
Increase (Decrease) in payable to Sponsor	2,222,523	335,880
Increase (Decrease) in payable on futures contracts	(1,490,423)	(4,978,327)
Increase (Decrease) in non-recurring fees and expenses payable	—	426,058

Net cash provided by (used in) operating activities	606,420,278	(283,343,740)

Cash flow from financing activities
Proceeds from addition of shares	2,985,264,602	1,249,111,923
Payment on shares redeemed	(2,643,315,875)	(694,255,890)

Net cash provided by (used in) financing activities	341,948,727	554,856,033

Net increase (decrease) in cash	948,369,005	271,512,293
Cash, beginning of period	1,190,195,205	1,098,678,257

Cash, end of period**	$2,138,564,210	$1,370,190,550

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF through March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

**	Cash, end of period includes cash balances for the liquidated funds as of March 27, 2020.
See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
NOTE 1 – ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2020, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
On March 15, 2020, ProShares Capital Management LLC announced that it plans to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD), together, the “liquidated funds”. The last day the liquidated funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidation were sent to shareholders on April 3, 2020 (the “Distribution Date”). From March 30, 2020 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on April 3, 2020.
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
Share Splits and Reverse Share Splits
There were no Share splits or reverse Share splits for the Funds for the three months ended March 31, 2020, or during the year ended December 31, 2019.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Each Fund is an investment company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services — Investment Companies.” As such, the Funds follow the investment company accounting and reporting guidance, including liquidation-basis adjustments required by Subtopic 205-30,
Liquidation Basis of Accounting.
The following is a summary of significant accounting policies followed by each Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The accompanying unaudited financial statements, and financial statements in liquidation, were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.
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
Basis of Presentation
Pursuant to rules and regulations of the SEC, these financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The financial statements in liquidation for ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF are also presented individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of each Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund.
Due to an ongoing review of market needs and shareholder feedback, the Sponsor approved a plan to liquidate ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF in an orderly manner. As a result, liquidation was determined to be imminent on March 27, 2020, and the liquidated funds adopted the liquidation basis of accounting. In adopting the liquidation basis of accounting, the liquidated funds recorded adjustments to the accrued income and for payments for brokerage commissions and fees for the month of March 2020. These payments reconcile the differences noted between ending shareholders’ equity while the funds were a going concern to beginning net assets when the funds adopted the liquidation basis of accounting, as presented in the financial statements above.
Under the liquidation basis of accounting, assets are measured at the estimated amount of cash or other consideration that the liquidated funds expected to collect in settling or disposing of the assets, and liabilities are measured at their estimated settlement amounts, including costs the liquidated funds incurred through the end of the liquidation (liquidation value). These amounts were undiscounted and are recorded to the extent the liquidated funds had a reasonable basis for estimation. Liabilities were recognized in accordance with the measurement and recognition provisions of GAAP applicable for going-concern entities. In addition, liabilities include costs to dispose of assets or other items the liquidated funds sold during the course of liquidation.

Under the plan of liquidation, the liquidated funds (1) sold their remaining investments, (2) collected any receivables as they became due, (3) used available cash to settle obligations, and (4) paid out distributions to the shareholders of the Funds. During this period, each liquidated fund was not managed in accordance with its investment objective. The Sponsor completed the liquidation of the Funds on April 3, 2020.
Statement of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2020 and 2019, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
The cash amount shown on the Combined Statements of Cash Flows includes the cash balances of the liquidated funds through March 27, 2020, the date of the liquidation.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2020 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	1:00 p.m.	1:25 p.m.	March 31, 2020
UltraShort Gold, Ultra Gold	1:00 p.m.	1:30 p.m.	March 31, 2020
UltraShort Bloomberg Crude Oil,
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	March 31, 2020
UltraPro 3x Short Crude Oil ETF,
UltraPro 3x Crude Oil ETF	2:00 p.m.	2:30 p.m.	March 27, 2020	**
UltraShort Bloomberg Natural Gas,
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31, 2020
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	March 31, 2020
Short Euro,
UltraShort Euro,
Ultra Euro	3:00 p.m.	4:00 p.m.	March 31, 2020
UltraShort Yen,
Ultra Yen	3:00 p.m.	4:00 p.m.	March 31, 2020
VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 31, 2020
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 31, 2020

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2020.

**	For purposes of creation and redemption of shares, the liquidated funds calculated their final NAVs on March 27, 2020, the last day the funds accepted creation orders.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2020.

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
Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are generally valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are generally valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.
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
1
1
1

The following table summarizes the valuation of investments at March 31, 2020 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$53,324	$—	$—	$53,324
ProShares Short VIX Short-Term Futures ETF	91,992,138	31,228,674	—	—	123,220,812
ProShares Ultra Bloomberg Crude Oil	175,922,699	(72,948,143)	—	(227,248,242)	(124,273,686)
ProShares Ultra Bloomberg Natural Gas	15,997,651	(7,119,051)	—	—	8,878,600
ProShares Ultra Euro	—	—	(111,337)	—	(111,337)
ProShares Ultra Gold	30,995,562	(1,389,722)	—	(9,624,800)	19,981,040
ProShares Ultra Silver	60,991,159	1,474,963	—	(55,787,128)	6,678,994
ProShares Ultra VIX Short-Term Futures ETF	118,992,229	151,959,173	—	(22,183,877)	248,767,525
ProShares Ultra Yen	—	—	(29,768)	—	(29,768)
ProShares UltraShort Australian Dollar	—	723,586	—	—	723,586
ProShares UltraShort Bloomberg Crude Oil	6,999,765	51,718,391	—	17,707,219	76,425,375
ProShares UltraShort Bloomberg Natural Gas	999,966	4,007,315	—	—	5,007,281
ProShares UltraShort Euro	29,995,823	—	887,511	—	30,883,334
ProShares UltraShort Gold	1,999,933	249,543	—	861,874	3,111,350
ProShares UltraShort Silver	999,966	1,520,826	—	633,360	3,154,152
ProShares UltraShort Yen	3,999,865	—	(603,446)	—	3,396,419
ProShares VIX Mid-Term Futures ETF	14,598,956	13,682,305	—	—	28,281,261
ProShares VIX Short-Term Futures ETF	85,993,594	52,389,019	—	—	138,382,613

Total Trust	$640,479,306	$227,550,203	$142,960	$(295,641,594)	$572,530,875
*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
The following table summarizes the valuation of investments at December 31, 2019 using the fair value hierarchy:

	Level I—Quoted Prices		Level II—Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$745,805	$(14,000)	$—	$—	$731,805
ProShares Short VIX Short-Term Futures ETF	56,929,436	10,254,872	—	—	67,184,308
ProShares Ultra Bloomberg Crude Oil	200,115,463	765,575	—	21,814,590	222,695,628

ProShares Ultra Bloomberg Natural Gas	$27,530,314	$(2,652,228)	$—	$—	$24,878,086
ProShares Ultra Euro	3,970,412	—	109,997	—	4,080,409
ProShares Ultra Gold	66,177,998	2,248,514	—	5,890,260	74,316,772
ProShares Ultra Silver	135,544,101	5,724,549	—	25,135,898	166,404,548
ProShares Ultra VIX Short-Term Futures ETF	179,749,262	(46,396,781)	—	(209,784)	133,142,697
ProShares Ultra Yen	1,808,104	—	(10,529)	—	1,797,575
ProShares UltraPro 3x Crude Oil ETF	47,193,110	7,266,550	—	—	54,459,660
ProShares UltraPro 3x Short Crude Oil ETF	57,375,132	(8,358,056)	—	—	49,017,076
ProShares UltraShort Australian Dollar	3,931,474	(224,000)	—	—	3,707,474
ProShares UltraShort Bloomberg Crude Oil	62,199,283	(3,118,689)	—	(4,033,931)	55,046,663
ProShares UltraShort Bloomberg Natural Gas	5,154,876	672,329	—	—	5,827,205
ProShares UltraShort Euro	78,590,100	—	(2,250,420)	—	76,339,680
ProShares UltraShort Gold	12,355,192	(391,570)	—	(1,172,809)	10,790,813
ProShares UltraShort Silver	9,162,867	(82,181)	—	(1,953,904)	7,126,782
ProShares UltraShort Yen	25,542,823	—	95,899	—	25,638,722
ProShares VIX Mid-Term Futures ETF	13,980,559	(2,280,825)	—	—	11,699,734
ProShares VIX Short-Term Futures ETF	96,868,817	(15,394,011)	—	—	81,474,806

Total Trust	$1,084,925,128	$(51,979,952)	$(2,055,053)	$45,470,320	$1,076,360,443
*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.
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
All open derivative positions at period end are reflected on each respective Fund’s Schedule of Investments. Certain Funds utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objectives during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period, except for as described below.
From the beginning of the reporting period until the close of business on March 15, 2020, the volume of the derivative exposure for each liquidated fund relative to its net assets was generally representative to its investment objective.
As discussed in Note 1, ProShares Capital Management LLC announced on March 15, 2020 that it planned to close and liquidate ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF. From this time through the effective end of the reporting period, the volume of the derivative exposure relative to the net assets was not generally representative to their current investment objectives. Each of the liquidated funds sought to use swaps with loss limits or option strategies in a manner designed to limit losses or otherwise prevent the liquidated fund’s net asset value from going to zero. Certain of these swaps or options strategies may have included provisions that limited the amount a liquidated fund could have gained. These strategies may not have prevented a liquidated fund from losing value and may have prevented a liquidated fund from achieving gains. These strategies were intended to allow a liquidated fund to preserve a minimal portion of its value in the event of significant adverse movements in a Fund’s benchmark.
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
Option Contracts
An option is a contract that gives the buyer the right, but not the obligation, to buy or sell a specified quantity of a commodity or other instrument at a specific (or strike) price within a specified period of time, regardless of the market price of that instrument. There are two types of options: calls and puts. A call option conveys to the option buyer the right to purchase a particular futures contract at a stated price at any time during the life of the option. A put option conveys to the option buyer the right to sell a particular futures contract at a stated price at any time during the life of the option. Options written by a Fund may be wholly or partially covered (meaning that the Fund holds an offsetting position) or uncovered. In the case of the purchase of an option, the risk of loss of an investor’s entire investment (i.e., the premium paid plus transaction charges) reflects the nature of an option as a wasting asset that may become worthless when the option expires. Where an option is written or granted (i.e., sold) uncovered, the seller may be liable to pay substantial additional margin, and the risk of loss is unlimited, as the seller will be obligated to deliver, or take delivery of, an asset at a predetermined price which may, upon exercise of the option, be significantly different from the market value.
When a Fund writes a call or put, an amount equal to the premium received is recorded and subsequently marked to market to reflect the current value of the option written. Premiums received from writing options which expire are treated as realized gains. Premiums received from writing options which are exercised or closed are added to the proceeds or offset against amounts paid on the underlying futures, swap, security or currency transaction to determine the realized gain (loss).
When a Fund purchases an option, the Fund pays a premium which is included as an asset on the Statement of Financial Condition and subsequently marked to market to reflect the current value of the option. Premiums paid for purchasing options which expire are treated as realized losses. The risk associated with purchasing put and call options is limited to the premium paid. Premiums paid for purchasing options which are exercised or closed are added to the amounts paid or offset against the proceeds on the underlying investment transaction to determine the realized gain (loss) when the underlying transaction is executed.
Certain options transactions may subject the writer (seller) to unlimited risk of loss in the event of an increase in the price of the contract to be purchased or delivered. The value of a Fund’s options transactions, if any, will be affected by, among other things, changes in the value of a Fund’s underlying benchmark relative to the strike price, changes in interest rates, changes in the actual and implied volatility of the Fund’s underlying benchmark, and the remaining time to until the options expire, or any combination thereof. The value of the options should not be expected to increase or decrease at the same rate as the level of the Fund’s underlying benchmark, which may contribute to tracking error. Options may be less liquid than certain other securities. A Fund’s ability to trade options will be dependent on the willingness of counterparties to trade such options with the Fund. In a less liquid market for options, a Fund may have difficulty closing out certain option positions at desired times and prices. A Fund may experience substantial downside from specific option positions and certain option positions may expire worthless.
Over-the-counter
options generally are not assignable except by agreement between the parties concerned, and no party or purchaser has any obligation to permit such assignments. The over-the-counter
market for options is relatively illiquid, particularly for relatively small transactions. The use of options transactions exposes a Fund to liquidity risk and counterparty credit risk, and in certain circumstances may expose the Fund to unlimited risk of loss. The Funds may buy and sell options on futures contracts, which may present even greater volatility and risk of loss.
Each Oil Fund may, but is not required to, seek to use swap agreements or options strategies that limit losses (i.e., have “floors”) or are otherwise designed to prevent the Fund’s net asset value from going to zero. These investment strategies will not prevent an Oil Fund from losing value, and their use may not prevent a Fund’s NAV from going to zero. Rather, they are intended to allow an Oil Fund to preserve a small portion of its value in the event of significant movements in its benchmark or Financial Instruments based on its benchmark. There can be no guarantee that an Oil Fund will be able to implement such strategies, continue to use such strategies, or that such strategies will be successful. Each Oil Fund will incur additional costs as a result of using such strategies. Use of strategies designed to limit losses may also place “caps” or “ceilings” on performance and could significantly limit Fund gains, could cause a Fund to perform in a manner not consistent with its investment objective and could otherwise have a significant impact on Fund performance.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2020 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2020, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2020, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

Fair Value of Derivative Instruments as of March 31, 2020

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$31,228,674	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		228,821,148	*		99,045,852	*
	ProShares VIX Mid-Term Futures ETF		13,900,670	*		218,365	*
	ProShares VIX Short-Term Futures ETF		69,284,468	*		16,895,449	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		—			300,196,385	*
	ProShares Ultra Bloomberg Natural Gas		—			7,119,051	*
	ProShares Ultra Gold		—			11,014,522	*
	ProShares Ultra Silver		1,474,963	*		55,787,128	*
	ProShares UltraShort Bloomberg Crude Oil		72,361,535	*		2,935,925	*
	ProShares UltraShort Bloomberg Natural Gas		4,007,315	*		—
	ProShares UltraShort Gold		1,111,417	*		—
	ProShares UltraShort Silver		2,730,996	*		576,810	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		53,324	*		—
	ProShares Ultra Euro		4,798			116,135
	ProShares Ultra Yen		—			29,768
	ProShares UltraShort Australian Dollar		723,586	*		—
	ProShares UltraShort Euro		1,448,196			560,685
	ProShares UltraShort Yen		—			603,446

		Total Trust	$427,151,090	*		$495,099,521	*

*	Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2019

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$10,424,889	*		$170,017	*
	ProShares Ultra VIX Short-Term Futures ETF		–			46,606,565	*
	ProShares VIX Mid-Term Futures ETF		6,130	*		2,286,955	*
	ProShares VIX Short-Term Futures ETF		–			15,394,011	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		22,580,165	*		–
	ProShares Ultra Bloomberg Natural Gas		–			2,652,228	*
	ProShares Ultra Gold		8,138,774	*		–
	ProShares Ultra Silver		30,860,447	*		–
	ProShares UltraPro 3x Crude Oil ETF		7,266,550	*		–
	ProShares UltraPro 3x Short Crude Oil ETF		–			8,358,056	*
	ProShares UltraShort Bloomberg Crude Oil		–			7,152,620	*
	ProShares UltraShort Bloomberg Natural Gas		672,329	*		–
	ProShares UltraShort Gold		–			1,564,379	*
	ProShares UltraShort Silver		–			2,036,085	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		–			14,000	*
	ProShares Ultra Euro		109,997			–
	ProShares Ultra Yen		–			10,529
	ProShares UltraShort Australian Dollar		–			224,000	*
	ProShares UltraShort Euro		115,751			2,366,171
	ProShares UltraShort Yen		95,899			–

		Total Trust	$80,270,931	*		$88,835,616	*

The Effect of Derivative Instruments on the Statement of Operations For the three months ended March 31, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(244,300,604)	$20,973,802
		ProShares Ultra VIX Short-Term Futures ETF	726,085,231	176,381,861
		ProShares VIX Mid-Term Futures ETF	7,756,525	15,963,130
		ProShares VIX Short-Term Futures ETF	325,737,788	67,783,030
Commodities Contracts	Net realized gain (loss) on futures contracts, options and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(505,591,266)	(322,776,550)
		ProShares Ultra Bloomberg Natural Gas	(22,819,605)	(4,466,823)
		ProShares Ultra Gold	21,498,056	(19,153,296)
		ProShares Ultra Silver	(3,697,654)	(85,172,612)
		ProShares UltraPro 3x Crude Oil ETF*	(414,693,599)	(7,266,550)
		ProShares UltraPro 3x Short Crude Oil ETF*	83,293,001	8,358,056
		ProShares UltraShort Bloomberg Crude Oil	51,674,022	76,578,230
		ProShares UltraShort Bloomberg Natural Gas	5,626,177	3,334,986
		ProShares UltraShort Gold	(5,930,882)	2,675,796
		ProShares UltraShort Silver	842,240	4,190,271
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(18,638)	67,324
		ProShares Ultra Euro	(53,268)	(221,334)
		ProShares Ultra Yen	(8,483)	(19,239)
		ProShares UltraShort Australian Dollar	670,950	947,586
		ProShares UltraShort Euro	1,047,283	3,137,931
		ProShares UltraShort Yen	(506,520)	(699,345)

		Total Trust	$26,610,754	$(59,383,746)

*	The operations include the activity through March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$59,105,354	$22,576,820
		ProShares Ultra VIX Short-Term Futures ETF	(195,223,341)	(39,049,943)
		ProShares VIX Mid-Term Futures ETF	(4,202,020)	(6,425,779)
		ProShares VIX Short-Term Futures ETF	(54,906,584)	(21,279,791)
Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation/ depreciation on futures contracts, swap and/ or forward agreements
		ProShares Ultra Bloomberg Crude Oil	76,523,157	143,404,363
		ProShares Ultra Bloomberg Natural Gas	(13,301,838)	10,344,940
		ProShares Ultra Gold	4,092,585	(3,811,439)
		ProShares Ultra Silver	13,301,791	(26,887,670)
		ProShares UltraPro 3x Crude Oil ETF	22,272,869	64,156,754
		ProShares UltraPro 3x Short Crude Oil ETF	(2,268,796)	(9,496,353)
		ProShares UltraShort Bloomberg Crude Oil	(9,155,159)	(32,917,032)

		ProShares UltraShort Bloomberg Natural Gas	$11,319,325	$(10,316,545)
		ProShares UltraShort Gold	(1,168,904)	877,913
		ProShares UltraShort Silver	(1,390,142)	2,135,645
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on futures and/ or foreign currency forward contracts
		ProShares Short Euro	147,106	204,137
		ProShares Ultra Euro	(227,273)	(225,476)
		ProShares Ultra Yen	(77,307)	(112,597)
		ProShares UltraShort Australian Dollar	262,745	(577,215)
		ProShares UltraShort Euro	3,329,242	4,429,430
		ProShares UltraShort Yen	(343,408)	2,433,717

		Total Trust	$(91,910,598)	$99,463,879

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2020.

Fair Values of Derivative Instruments as of March 31, 2020
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$227,248,242	$—	$227,248,242
ProShares Ultra Euro
Foreign currency forward contracts	4,798	—	4,798	116,135	—	116,135
ProShares Ultra Gold
Swap agreements	—	—	—	9,624,800	—	9,624,800
ProShares Ultra Silver
Swap agreements	—	—	—	55,787,128	—	55,787,128
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	22,183,877	—	22,183,877
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	29,768	—	29,768
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	17,707,219	—	17,707,219	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	1,448,196	—	1,448,196	560,685	—	560,685
ProShares UltraShort Gold
Swap agreements	861,874	—	861,874	—	—	—
ProShares UltraShort Silver
Swap agreements	633,360	—	633,360	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	—	—	—	603,446	—	603,446

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2020. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2020
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) /the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(58,478,722)	$15,368,722	$43,110,000	$—
Goldman Sachs International	(48,452,020)	35,057,020	13,395,000	—
Royal Bank of Canada	(50,981,260)	43,941,260	7,040,000	—
Societe Generale	(17,259,760)	6,932,760	10,327,000	—
UBS AG	(52,076,480)	15,774,141	5,790,000	(30,512,339)
ProShares Ultra Euro
Goldman Sachs International	(14,998)	—	14,998	—
UBS AG	(96,339)	—	96,339	—
ProShares Ultra Gold
Citibank, N.A.	(3,248,824)	3,248,824	—	—
Goldman Sachs International	(3,207,008)	—	3,207,008	—
UBS AG	(3,168,968)	—	3,168,968	—
ProShares Ultra Silver

Citibank, N.A.	$(24,457,594)	$21,217,594	$3,240,000	$—
Goldman Sachs International	(14,118,753)	280,753	13,838,000	—
UBS AG	(17,210,781)	—	17,210,781	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(22,183,877)	—	22,183,877	—
ProShares Ultra Yen
Goldman Sachs International	(16,374)	—	16,374	—
UBS AG	(13,394)	—	13,394	—
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	12,708,382	—	(10,480,000)	2,228,382
Goldman Sachs International	5,655,721	(5,655,721)	—	—
Royal Bank of Canada	1,266,918	—	(1,266,918)	—
Societe Generale	1,012,123	(779,583)	—	232,540
UBS AG	(2,935,925)	—	2,935,925	—
ProShares UltraShort Euro
Goldman Sachs International	221,572	—	—	221,572
UBS AG	665,939	(632,942)	—	32,997
ProShares UltraShort Gold
Citibank, N.A.	490,737	—	(100,000)	390,737
Goldman Sachs International	368,034	(368,034)	—	—
UBS AG	3,103	—	—	3,103
ProShares UltraShort Silver
Citibank, N.A.	537,457	—	(210,000)	327,457
Goldman Sachs International	672,713	(672,713)	—	—
UBS AG	(576,810)	576,810	—	—
ProShares UltraShort Yen
Goldman Sachs International	(293,874)	293,874	—	—
UBS AG	(309,572)	309,572	—	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2019:

Fair Values of Derivative Instruments as of December 31, 2019
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$21,814,590	$—	$21,814,590	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	109,997	—	109,997	—	—	—
ProShares Ultra Gold
Swap agreements	5,890,260	—	5,890,260	—	—	—
ProShares Ultra Silver
Swap agreements	25,135,898	—	25,135,898	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	209,784	—	209,784
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	10,529	—	10,529
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	4,033,931	—	4,033,931
ProShares UltraShort Euro
Foreign currency forward contracts	115,751	—	115,751	2,366,171	—	2,366,171
ProShares UltraShort Gold
Swap agreements	—	—	—	1,172,809	—	1,172,809
ProShares UltraShort Silver
Swap agreements	—	—	—	1,953,904	—	1,953,904
ProShares UltraShort Yen
Foreign currency forward contracts	95,899	—	95,899	—	—	—

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2019
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$6,039,121	$—	$(6,039,121)	$—
Goldman Sachs International	4,393,163	(4,393,163)	—	—
Royal Bank of Canada	4,210,281	—	(4,210,281)	—
Societe Generale	2,253,037	(2,253,037)	—	—
UBS AG	4,918,988	(4,918,988)	—	—
ProShares Ultra Euro
Goldman Sachs International	54,679	—	—	54,679
UBS AG	55,318	—	—	55,318
ProShares Ultra Gold
Citibank, N.A.	2,300,665	—	(1,960,000)	340,665

Goldman Sachs International	$1,681,492	$(1,489,073)	$—	$192,419
UBS AG	1,908,103	(1,638,362)	—	269,741
ProShares Ultra Silver
Citibank, N.A.	10,329,244	—	(10,329,244)	—
Goldman Sachs International	5,925,755	(5,925,755)	—	—
UBS AG	8,880,899	(8,880,899)	—	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(209,784)	—	209,784	—
ProShares Ultra Yen
Goldman Sachs International	(2,404)	—	2,404	—
UBS AG	(8,125)	—	8,125	—
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	(1,401,797)	1,401,797	—	—
Goldman Sachs International	(793,395)	793,395	—	—
Royal Bank of Canada	(815,341)	815,341	—	—
Societe Generale	(325,459)	—	325,459	—
UBS AG	(697,939)	—	697,939	—
ProShares UltraShort Euro
Goldman Sachs International	(1,134,162)	1,134,162	—	—
UBS AG	(1,116,258)	1,116,258	—	—
ProShares UltraShort Gold
Citibank, N.A.	(534,714)	534,714	—	—
Goldman Sachs International	(263,870)	263,870	—	—
UBS AG	(374,225)	—	374,225	—
ProShares UltraShort Silver
Citibank, N.A.	(788,313)	788,313	—	—
Goldman Sachs International	(401,324)	—	401,324	—
UBS AG	(764,267)	764,267	—	—
ProShares UltraShort Yen
Goldman Sachs International	32,828	(32,828)	—	—
UBS AG	63,071	(63,071)	—	—

NOTE 4 — AGREEMENTS
Management Fee
Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund.
The Sponsor stopped charging the Management Fee to the liquidated funds on March 27, 2020, the date it was determined that liquidation was imminent.
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
Transaction fees for the three months ended March 31, 2020 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Three Months Ended
Fund	March 31, 2020
ProShares Short Euro	$—
ProShares Short VIX Short-Term Futures ETF	519,580
ProShares Ultra Bloomberg Crude Oil	—
ProShares Ultra Bloomberg Natural Gas	—
ProShares Ultra Euro	—
ProShares Ultra Gold	—
ProShares Ultra Silver	—
ProShares Ultra VIX Short-Term Futures ETF	707,226
ProShares Ultra Yen	—
ProShares UltraPro 3x Crude Oil ETF*	—
ProShares UltraPro 3x Short Crude Oil ETF*	—
ProShares UltraShort Australian Dollar	—
ProShares UltraShort Bloomberg Crude Oil	—
ProShares UltraShort Bloomberg Natural Gas	—
ProShares UltraShort Euro	—
ProShares UltraShort Gold	—
ProShares UltraShort Silver	—
ProShares UltraShort Yen	—
ProShares VIX Mid-Term Futures ETF	13,720
ProShares VIX Short-Term Futures ETF	170,020

Total Trust	$1,410,546

*	The operations include the activity through March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended March 31, 2020
For the Three Months Ended March 31, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *		Ultra Euro	Ultra Gold
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97		$13.79	$49.21
Net investment income (loss)	0.04	(0.04)	0.20	(0.00	) +	0.01	0.05
Net realized and unrealized gain (loss)#	0.98	(34.56)	(469.28)	(42.15)		(0.64)	3.18
Change in net asset value from operations	1.02	(34.60)	(469.08)	(42.15)		(0.63)	3.23
Net asset value, at March 31, 2020	$46.66	$31.02	$40.15	$41.82		$13.16	$52.44
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40		$13.77	$49.05
Market value per share, at March 31, 2020 †	$45.09	$31.01	$39.75	$42.60		$13.15	$52.00
Total Return, at net asset value^	2.2%	(52.7)%	(92.1)%	(50.2)%		(4.6)%	6.6%
Total Return, at market value^	(1.3)%	(52.5)%	(92.2)%	(48.9)%		(4.5)%	6.0%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.19%	1.09%	1.39%		0.95%	0.98%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%		0.95%	0.95%
Net investment income gain (loss)	0.34%	(0.38)%	0.44%	(0.02)%		0.25%	0.35%
*	See Note 9 of these Notes to Financial Statements.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2020.
+	Amount greater than $(0.005).

For the Three Months Ended March 31, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF*		UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at December 31, 2019	$31.70	$12.67	$55.83	$21.47		$10.66	$56.09
Net investment income (loss)	0.04	(0.02)	0.03	(0.00	) +	(0.01)	0.03
Net realized and unrealized gain (loss)#	(13.32)	45.87	0.35	(21.26)		34.88	16.18
Change in net asset value from operations	(13.28)	45.85	0.38	(21.26)		34.87	16.21
Net asset value, at March 31, 2020	$18.42	$58.52	$56.21	$0.21	@	$45.53 @	$72.30
Market value per share, at December 31, 2019 †	$31.65	$12.89	$55.83	$21.60		$10.58	$55.88
Market value per share, at March 31, 2020 †	$18.44	$58.56	$56.19	$0.22		$45.32	$72.06
Total Return, at net asset value^	(41.9)%	361.9%	0.7%	(99.0)%		327.1%	28.9%
Total Return, at market value^	(41.7)%	354.3%	0.6%	(99.0)%		328.4%	29.0%
Ratios to Average Net Assets**
Expense ratio	0.99%	1.47%	0.95%	1.65%		1.68%	1.04%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%		0.95%	0.95%
Net investment income gain (loss)	0.55%	(0.50)%	0.21%	(0.49)%		(0.33)%	0.22%
*	The per share operating performance presented here is for the period ended March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2020.
+	Amount greater than $(0.005).
@	NAV on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

For the Three Months Ended March 31, 2020 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2019	$12.19	$38.53	$26.80	$53.02	$26.76	$76.37
Net investment income (loss)	(0.01)	(0.08)	0.03	0.04	0.01	0.09
Net realized and unrealized gain (loss)#	36.89	24.93	0.99	(7.04)	9.77	(2.36)
Change in net asset value from operations	36.88	24.85	1.02	(7.00)	9.78	(2.27)
Net asset value, at March 31, 2020	$49.07	$63.38	$27.82	$46.02	$36.54	$74.10
Market value per share, at December 31, 2019 †	$12.15	$38.82	$26.80	$53.21	$26.80	$76.35
Market value per share, at March 31, 2020 †	$49.99	$62.02	$27.76	$46.28	$36.66	$74.11
Total Return, at net asset value^	302.5%	64.5%	3.8%	(13.2)%	36.5%	(3.0)%
Total Return, at market value^	311.4%	59.8%	3.6%	(13.0)%	36.8%	(2.9)%
Ratios to Average Net Assets**
Expense ratio	1.31%	1.90%	0.95%	1.00%	1.05%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.14)%	(0.65)%	0.49%	0.34%	0.09%	0.47%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended March 31, 2020.

For the Three Months Ended March 31, 2020 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2019	$21.27	$12.30
Net investment income (loss)	0.03	0.01
Net realized and unrealized gain (loss)#	17.44	25.65
Change in net asset value from operations	17.47	25.66
Net asset value, at March 31, 2020	$38.74	$37.96
Market value per share, at December 31, 2019 †	$21.29	$12.43
Market value per share, at March 31, 2020 †	$38.44	$37.93
Total Return, at net asset value^	82.1%	208.6%
Total Return, at market value^	80.6%	205.1%
Ratios to Average Net Assets**
Expense ratio	1.00%	1.11%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	0.43%	0.20%

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended March 31, 2020.

Selected data for a Share outstanding throughout the three months ended March 31, 2019
For the Three Months Ended March 31, 2019 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$326.46	$252.83	$15.09	$37.12
Net investment income (loss)	0.14	0.01	1.14	0.44	0.04	0.09
Net realized and unrealized gain (loss)#	1.19	9.94	210.43	(49.99)	(0.84)	0.11
Change in net asset value from operations	1.33	9.95	211.57	(49.55)	(0.80)	0.20
Net asset value, at March 31, 2019	$44.43	$52.31	$538.03	$203.28	$14.29	$37.32
Market value per share, at December 31, 2018 †	$43.08	$42.30	$332.50	$258.20	$15.12	$37.41
Market value per share, at March 31, 2019 †	$44.41	$52.36	$538.25	$204.20	$14.31	$37.24
Total Return, at net asset value^	3.1%	23.5%	64.8%	(19.6)%	(5.3)%	0.5%
Total Return, at market value^	3.1%	23.8%	61.9%	(20.9)%	(5.4)%	(0.5)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.54%^^	0.97%	1.28%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.32%	0.05%	1.02%	0.76%	1.06%	1.00%
*	See Note 9 of these Notes to Financial Statements.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2019.
^^	Expense ratio, excluding non-recurring fees and expense is 1.14%.

For the Three Months Ended March 31, 2019 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Net investment income (loss)	0.06	(0.02)	0.15	0.04	0.04	0.15
Net realized and unrealized gain (loss)#	(1.93)	(42.44)	(2.03)	13.83	(29.21)	(1.03)
Change in net asset value from operations	(1.87)	(42.46)	(1.88)	13.87	(29.17)	(0.88)
Net asset value, at March 31, 2019	$24.52	$39.00	$55.65	$26.95	$20.62	$54.42
Market value per share, at December 31, 2018 †	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Market value per share, at March 31, 2019 †	$24.48	$38.90	$55.64	$26.97	$20.60	$54.41
Total Return, at net asset value^	(7.1)%	(52.1)%	(3.3)%	106.0%	(58.6)%	(1.6)%
Total Return, at market value^	(7.2)%	(52.4)%	(3.3)%	100.2%	(57.5)%	(0.9)%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.54%^^	0.95%	1.16%	1.32%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.93%	(0.15)%	1.11%	0.81%	0.67%	1.16%
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2019.
^^	Expense ratio, excluding non-recurring fees and expense is 1.52%.

For the Three Months Ended March 31, 2019 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Net investment income (loss)	0.05	0.03	0.07	0.17	0.07	0.23
Net realized and unrealized gain (loss)#	(12.95)	1.01	1.33	(1.03)	1.98	2.35
Change in net asset value from operations	(12.90)	1.04	1.40	(0.86)	2.05	2.58
Net asset value, at March 31, 2019	$16.89	$22.65	$25.67	$72.42	$39.18	$76.47
Market value per share, at December 31, 2018 †	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Market value per share, at March 31, 2019 †	$16.88	$22.51	$25.67	$72.61	$39.24	$76.44
Total Return, at net asset value^	(43.3)%	4.8%	5.8%	(1.2)%	5.5%	3.5%
Total Return, at market value^	(42.4)%	6.1%	5.9%	(0.3)%	5.8%	3.5%
Ratios to Average Net Assets**
Expense ratio	1.01%	1.34%	0.95%	0.97%	0.98%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.06%	0.65%	1.21%	0.96%	0.80%	1.28%
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2019.

For the Three Months Ended March 31, 2019 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2018	$26.65	$38.58
Net investment income (loss)	0.07	0.08
Net realized and unrealized gain (loss)#	(5.08)	(14.58)
Change in net asset value from operations	(5.01)	(14.50)
Net asset value, at March 31, 2019	$21.64	$24.08
Market value per share, at December 31, 2018 †	$26.74	$38.61
Market value per share, at March 31, 2019 †	$21.59	$24.02
Total Return, at net asset value^	(18.8)%	(37.6)%
Total Return, at market value^	(19.3)%	(37.8)%
Ratios to Average Net Assets**
Expense ratio	0.93%	0.88%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.20%	1.12%
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2019.

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
Natural Disaster/Epidemic Risk.
Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and can be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks previously mentioned, and result in significant breakdowns, delays, shutdowns, social isolation, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Funds may have difficulty achieving their investment objectives which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause substantial market volatility, exchange trading suspensions and closures and can impact the ability of the Funds to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, resulting in losses to your investment.
Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks
The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. The global economic shocks being experienced as of the date hereof may cause the underlying assumptions and expectations of the Funds to become outdated quickly or inaccurate, resulting in significant losses.
NOTE 9 – SUBSEQUENT EVENTS
Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:
On March 15, 2020 ProShares Capital Management LLC announced that it plans to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD). Each fund traded on NYSE Arca.
The last day the funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidations were sent to shareholders on April 3, 2020 (the “Distribution Date”). From March 30, 2020 through the Distribution Date, shares of the liquidated funds did not trade on NYSE Arca, nor was there a secondary market for the shares of the liquidated funds. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on April 3, 2020. These cash distributions are taxable events. Shareholders should consult their tax advisor about any potential tax consequences.
On April 3, 2020, the Trust announced a 1-for-25 reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Crude Oil (ticker symbol: UCO) and a 1-for-10 reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Natural Gas (ticker symbol: BOIL). The reverse splits were effective prior to market open on April 21, 2020, when the funds will begin trading at their post-split price. The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding and resulted in a proportionate increase in the price per share and the per share information of the two funds. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse splits.
For UCO and BOIL shareholders who hold quantities of shares that are not an exact multiple of the Reverse Split ratio (i.e., not a multiple of 25 or 10, respectively), the Reverse Split will result in the creation of a fractional share. Post-Reverse Split fractional shares will be redeemed for cash and sent to the shareholder’s broker of record. This redemption may cause some shareholders to realize gains or losses, which could be a taxable event for those shareholders.
In light of recent extraordinary conditions and volatility in crude oil markets and related Financial Instruments, each Oil Fund transitioned approximately 1/3 of its portfolio from exposure to July 2020 WTI crude oil futures contracts into longer-dated exposure, specifically exposure to September 2020 WTI crude oil futures contracts. Each Fund completed this transition by the close of business, April 24, 2020.
The Oil Funds exposure to longer-dated futures contracts could have a significant impact on the performance of the funds since these contracts currently are not included in the Funds’ benchmark, the Bloomberg WTI Crude Oil SubIndex. As a result, the performance of each Oil Fund should not be expected to correspond to two times (2x), or two times the inverse (-2x), as applicable, of the daily performance of its benchmark, and each Fund’s performance could differ significantly from its stated investment objective. In addition, to the extent an Oil Fund has exposure to longer-dated WTI crude oil futures contracts, the performance of the Fund should be expected to deviate to a greater extent from the “spot” price of WTI crude oil than if the Fund had exposure to shorter-dated futures contracts.

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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2020, the following twenty series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraPro 3x Short Crude Oil ETF, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares UltraPro 3x Crude Oil ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.”
On March 15, 2020 ProShares Capital Management LLC announced that it plans to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD). The last day the funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidation were sent to shareholders on or about April 3, 2020 (the “Distribution Date”). From March 30, 2020 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on April 3, 2020.
On April 3, 2020, the Trust announced a
1-for-25
reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Crude Oil (ticker symbol: UCO) and a
1-for-10
reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Natural Gas (ticker symbol: BOIL). The reverse splits were effective prior to market open on April 21, 2020, when the funds began trading at their post-split price. The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding and resulted in a proportionate increase in the price per share and per share information of these funds .Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse splits.
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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2020 and 2019, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2020	Interest Income Three Months Ended March 31, 2019
ProShares Short Euro	$7,595	$65,178
ProShares Short VIX Short-Term Futures ETF	749,861	1,584,561
ProShares Ultra Bloomberg Crude Oil	1,401,460	2,140,385
ProShares Ultra Bloomberg Natural Gas	139,339	117,835
ProShares Ultra Euro	15,801	39,503
ProShares Ultra Gold	414,684	415,585
ProShares Ultra Silver	776,287	904,454
ProShares Ultra VIX Short-Term Futures ETF	1,411,740	1,418,106
ProShares Ultra Yen	8,867	27,009
ProShares UltraPro 3x Crude Oil ETF*	346,326	615,343
ProShares UltraPro 3x Short Crude Oil ETF*	166,789	71,505
ProShares UltraShort Australian Dollar	20,054	48,542
ProShares UltraShort Bloomberg Crude Oil	248,709	361,771
ProShares UltraShort Bloomberg Natural Gas	42,432	59,875
ProShares UltraShort Euro	399,657	774,618
ProShares UltraShort Gold	61,021	95,211
ProShares UltraShort Silver	44,536	70,114
ProShares UltraShort Yen	126,183	292,368
ProShares VIX Mid-Term Futures ETF	158,298	265,413
ProShares VIX Short-Term Futures ETF	960,075	852,206
*	The operations include the activity through March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
Each Fund’s underlying swaps, futures, options, forward contracts and foreign currency forward contracts, as applicable, may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps and forward contracts are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.
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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of May 7, 2020, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2020.
Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.
Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$2,282,195	$8,619,686
NAV end of period	$2,332,843	$22,213,438
Percentage change in NAV	2.2%	157.7%
Shares outstanding beginning of period	50,000	200,000
Shares outstanding end of period	50,000	500,000
Percentage change in shares outstanding	—%	150.0%
Shares created	—	300,000
Shares redeemed	—	—
Per share NAV beginning of period	$45.64	$43.10
Per share NAV end of period	$46.66	$44.43
Percentage change in per share NAV	2.2%	3.1%
Percentage change in benchmark	(1.7)%	(2.1)%
Benchmark annualized volatility	9.8%	6.3%
During the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to March 31, 2020. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 200,000 outstanding Shares at December 31, 2018 to 500,000 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.2% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV increase of 3.1% for the three months ended March 31, 2019, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 1.7% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 2.1% for the three months ended March 31, 2019, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$1,992	$37,625
Management fee	5,503	26,985
Brokerage commission	100	568
Net realized gain (loss)	(18,638)	147,106
Change in net unrealized appreciation (depreciation)	67,294	203,871
Net Income (loss)	$50,648	$388,602
The Fund’s net income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2020.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$284,437,179	$344,596,263
NAV end of period	$809,257,658	$441,188,509
Percentage change in NAV	184.5%	28.0%
Shares outstanding beginning of period	4,334,307	8,134,307
Shares outstanding end of period	26,084,307	8,434,307
Percentage change in shares outstanding	501.8%	3.7%
Shares created	24,850,000	300,000
Shares redeemed	3,100,000	—
Per share NAV beginning of period	$65.62	$42.36
Per share NAV end of period	$31.02	$52.31
Percentage change in per share NAV	(52.7)%	23.5%
Percentage change in benchmark	209.3%	(37.4)%
Benchmark annualized volatility	140.6%	51.6%
During the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,334,307 outstanding Shares at December 31, 2019 to 26,084,307 outstanding Shares at March 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 0.5x the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 8,134,307 outstanding Shares at December 31, 2018 to 8,434,307 outstanding Shares at March 31, 2019.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.7% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV increase of 23.5% for the three months ended March 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.

The benchmark’s rise of 209.3% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 37.4% for the three months ended March 31, 2019, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$(355,596)	$45,436
Management fee	886,197	952,127
Brokerage commission	189,532	188,424
Non-recurring fees and expenses	—	398,550
Net realized gain (loss)	(244,300,604)	59,105,354
Change in net unrealized appreciation (depreciation)	21,055,658	22,571,460
Net Income (loss)	$(223,600,542)	$81,722,250

The Fund’s net income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an increase in the value of futures prices during the three months ended March 31, 2020.
ProShares Ultra Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$309,844,582	$368,399,654
NAV end of period	$435,593,381	$425,287,296
Percentage change in NAV	40.6%	15.4%
Shares outstanding beginning of period	608,453	1,128,453
Shares outstanding end of period	10,848,453	790,453
Percentage change in shares outstanding	1,683.0%	(30.0)%
Shares created	10,680,000	132,000
Shares redeemed	440,000	470,000
Per share NAV beginning of period	$509.23	$326.46
Per share NAV end of period	$40.15	$538.03
Percentage change in per share NAV	(92.1)%	64.8%
Percentage change in benchmark	(66.5)%	30.2%
Benchmark annualized volatility	59.5%	26.5%

During the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 608,453 outstanding Shares at December 31, 2019 to 10,848,453 outstanding Shares at March 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,128,453 outstanding Shares at December 31, 2018 to 790,453 outstanding Shares at March 31, 2019.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 92.1% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV increase of 64.8% for the three months ended March 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 66.5% for the three months ended March 31, 2020, as compared to the benchmark’s rise of 30.2% for the three months ended March 31, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$404,884	$1,095,944
Management fee	870,239	1,025,194
Brokerage commission	126,337	19,247
Net realized gain (loss)	(505,553,797)	76,523,404
Change in net unrealized appreciation (depreciation)	(322,421,661)	143,399,033
Net Income (loss)	$(827,570,574)	$221,018,381

The Fund’s net income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a decrease in the value of WTI Crude Oil during the three months ended March 31, 2020.
*	See Note 9 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$45,160,205	$14,617,440
NAV end of period	$26,671,617	$20,900,095
Percentage change in NAV	(40.9)%	43.0%
Shares outstanding beginning of period	537,815	57,815
Shares outstanding end of period	637,815	102,815
Percentage change in shares outstanding	18.6%	77.8%
Shares created	225,000	130,000
Shares redeemed	125,000	85,000
Per share NAV beginning of period	$83.97	$252.83
Per share NAV end of period	$41.82	$203.28
Percentage change in per share NAV	(50.2)%	(19.6)%
Percentage change in benchmark	(27.5)%	(7.9)%
Benchmark annualized volatility	44.0%	42.4%
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 537,815 outstanding Shares at December 31, 2019 to 637,815 outstanding Shares at March 31, 2020. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 57,815 outstanding Shares at December 31, 2018 to 102,815 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.2% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 19.6% for the three months ended March 31, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 27.5% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 7.9% for the three months ended March 31, 2019, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$(2,351)	$44,045
Management fee	97,108	54,851
Brokerage commission	44,582	18,939
Net realized gain (loss)	(22,818,551)	(13,301,897)
Change in net unrealized appreciation (depreciation)	(4,437,037)	10,344,998
Net Income (loss)	$(27,257,939)	$(2,912,854)
The Fund’s net income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a greater decrease in the value of Henry Hub Natural Gas during the three months ended March 31, 2020.
*	See Note 9 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
NAV beginning of period	$6,204,424		$7,544,569
NAV end of period	$3,949,142		$7,857,207
Percentage change in NAV	(36.3)%		4.1%
Shares outstanding beginning of period	450,000		500,000
Shares outstanding end of period	300,000		550,000
Percentage change in shares outstanding	(33.3)%		10.0%
Shares created	50,000		50,000
Shares redeemed	200,000		—
Per share NAV beginning of period	$13.79		$15.09
Per share NAV end of period	$13.16		$14.29
Percentage change in per share NAV	(4.5)%		(5.3)%
Percentage change in benchmark	(1.7	) %	(2.1)%
Benchmark annualized volatility	9.8%		6.3%
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2019 to 300,000 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 500,000 outstanding Shares at December 31, 2018 to 550,000 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.5% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 5.3% for the three months ended March 31, 2019, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 1.7% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 2.1% for the three months ended March 31, 2019, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$3,247	$20,829
Management fee	12,554	18,674
Net realized gain (loss)	(53,268)	(227,273)
Change in net unrealized appreciation (depreciation)	(221,542)	(225,485)
Net Income (loss)	$(271,563)	$(431,929)
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar, during the three months ended March 31, 2020.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$110,726,032	$83,523,294
NAV end of period	$128,481,796	$72,777,302
Percentage change in NAV	16.0%	(12.9)%
Shares outstanding beginning of period	2,250,000	2,250,000
Shares outstanding end of period	2,450,000	1,950,000
Percentage change in shares outstanding	8.9%	(13.3)%
Shares created	1,150,000	50,000
Shares redeemed	950,000	350,000
Per share NAV beginning of period	$49.21	$37.12
Per share NAV end of period	$52.44	$37.32
Percentage change in per share NAV	6.6%	0.5%
Percentage change in benchmark	4.5%	0.9%
Benchmark annualized volatility	28.2%	10.0%
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
During the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,250,000 outstanding Shares at December 31, 2019 to 2,450,000 outstanding Shares at March 31, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,250,000 outstanding Shares at December 31, 2018 to 1,950,000 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Gold Subindex
SM
.

For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.6% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV increase of 0.5% for the three months ended March 31, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s rise of 4.5% for the three months ended March 31, 2020, as compared to the benchmark’s rise of 0.9% for the three months ended March 31, 2019, can be attributed to a greater increase in the value of gold futures contracts during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$108,908	$212,786
Management fee	295,411	201,578
Brokerage commission	10,365	1,221
Net realized gain (loss)	21,498,056	4,092,585
Change in net unrealized appreciation (depreciation)	(19,097,360)	(3,812,759)
Net Income (loss)	$2,509,604	$492,612
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a greater increase in the value of futures prices during the three months ended March 31, 2020.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$239,254,842	$201,824,376
NAV end of period	$129,785,536	$171,571,571
Percentage change in NAV	(45.8)%	(15.0)%
Shares outstanding beginning of period	7,546,526	7,646,526
Shares outstanding end of period	7,046,526	6,996,526
Percentage change in shares outstanding	(6.6)%	(8.5)%
Shares created	750,000	400,000
Shares redeemed	1,250,000	1,050,000
Per share NAV beginning of period	$31.70	$26.39
Per share NAV end of period	$18.42	$24.52
Percentage change in per share NAV	(41.9)%	(7.1)%
Percentage change in benchmark	(21.1)%	(2.8)%
Benchmark annualized volatility	48.3%	15.2%

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
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 7,546,526 outstanding Shares at December 31, 2019 to 7,046,526 outstanding Shares at March 31, 2020. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,646,526 outstanding Shares at December 31, 2018 to 6,996,526 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 41.9% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 7.1% for the three months ended March 31, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 21.1% the three months ended March 31, 2020, as compared to the benchmark’s decline of 2.8% for the three months ended March 31, 2019, can be attributed to a greater decrease in the value of silver futures contracts during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$276,832	$445,559
Management fee	481,247	454,275
Brokerage commission	18,208	4,617
Net realized gain (loss)	(3,697,654)	13,301,922
Change in net unrealized appreciation (depreciation)	(85,061,831)	(26,890,326)
Net Income (loss)	$(88,482,653)	$(13,142,845)
The Fund’s net income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a greater decrease in the value of futures prices during the three months ended March 31, 2020.

ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$527,636,003	$214,304,871
NAV end of period	$592,820,492	$547,243,246
Percentage change in NAV	12.4%	155.4%
Shares outstanding beginning of period	41,630,912	2,630,912
Shares outstanding end of period	10,130,912	14,030,912
Percentage change in shares outstanding	(75.7)%	433.3%
Shares created	9,900,000	15,150,000
Shares redeemed	41,400,000	3,750,000
Per share NAV beginning of period	$12.67	$81.46
Per share NAV end of period	$58.52	$39.00
Percentage change in per share NAV	361.9%	(52.1)%
Percentage change in benchmark	209.3%	(37.4)%
Benchmark annualized volatility	140.6%	51.6%
During the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 41,630,912 outstanding Shares at December 31, 2019 to 10,130,912 outstanding Shares at March 31, 2020. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 2,630,912 outstanding Shares at December 31, 2018 to 14,030,912 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 1.5x of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV increase of 361.9% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 52.1% for the three months ended March 31, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s rise of 209.3% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 37.4% for the three months ended March 31, 2019, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$(729,265)	$(150,629)
Management fee	1,383,275	965,532
Brokerage commission	741,009	575,631
Non-recurring fees and expenses	—	27,508
Net realized gain (loss)	726,085,231	(195,223,341)
Change in net unrealized appreciation (depreciation)	176,516,915	(39,057,983)
Net Income (loss)	$901,872,881	$(234,431,953)
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an increase in the value of futures prices during the three months ended March 31, 2020.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$5,580,964	$5,751,716
NAV end of period	$2,808,780	$5,563,510
Percentage change in NAV	(49.7)%	(3.3)%
Shares outstanding beginning of period	99,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	(50.0)%	—
Shares created	—	50,000
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$55.83	$57.53
Per share NAV end of period	$56.21	$55.65
Percentage change in per share NAV	0.6%	(3.3)%
Percentage change in benchmark	1.1%	(1.1)%
Benchmark annualized volatility	15.6%	6.2%
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2019 to 49,970 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2018 to March 31, 2019.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.6% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 3.3% for the three months ended March 31, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s rise of 1.1% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 1.1% for the three months ended March 31, 2019, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$1,626	$14,571
Management fee	7,241	12,438
Net realized gain (loss)	(8,483)	(77,307)
Change in net unrealized appreciation (depreciation)	(19,313)	(112,597)
Net Income (loss)	$(26,170)	$(175,333)
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2020.
ProShares UltraPro 3x Crude Oil ETF*
Fund Performance
The following table provides summary performance information for the Fund for the period ended March 27, 2020 and the three months ended March 31, 2019:

	Period Ended March 27, 2020*	Three Months Ended March 31, 2019
NAV beginning of period	$70,859,329	$87,667,042
NAV end of period	$37,908,136	$128,015,075
Percentage change in NAV	(46.5)%	46.0%
Shares outstanding beginning of period	3,300,000	6,700,000
Shares outstanding end of period	177,650,000	4,750,000
Percentage change in shares outstanding	5,283.3%	(29.1)%
Shares created	184,600,000	800,000
Shares redeemed	10,250,000	2,750,000
Per share NAV beginning of period	$21.47	$13.08
Per share NAV end of period	$0.21	$26.95
Percentage change in per share NAV	(99.0)%	106.0%
Percentage change in benchmark	(64.8)%	30.2%
Benchmark annualized volatility	101.8%	26.5%
During the period ended March 27, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,300,000 outstanding Shares at December 31, 2019 to 177,650,000 outstanding Shares at March 27, 2020. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 6,700,000 outstanding Shares at December 31, 2018 to 4,750,000 outstanding Shares at March 31, 2019.
For the period ended March 27, 2020 and three months ended March 31, 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 99.0% for the period ended March 27, 2020, as compared to the Fund’s per Share NAV increase of 106.0% for the three months ended March 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.

The benchmark’s decline of 64.8% for the period ended March 27, 2020, as compared to the benchmark’s rise of 30.2% for the three months ended March 31, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the period ended March 27, 2020 and the three months ended March 31, 2019:

	Period Ended March 27, 2020*	Three Months Ended March 31, 2019
Net investment income (loss)	$(146,089)	$252,849
Management fee	283,787	295,626
Brokerage commission	208,628	66,868
Net realized gain (loss)	(414,557,561)	22,272,869
Change in net unrealized appreciation (depreciation)	(7,268,946)	64,156,808
Net Income (loss)	$(421,972,596)	$86,682,526
The Fund’s net income decreased for the period ended March 27, 2020 as compared to the three months ended March 31, 2019, primarily due to a decrease in the value of WTI Crude Oil, in conjunction with a significant increase in average shares outstanding, during the period ended March 27, 2020.
*	The results of operations presented here is for the period ended March 27, 2020, the date liquidation was determined to be imminent. See Note 1 of the Notes to Financial Statements.
ProShares UltraPro 3x Short Crude Oil ETF*
Fund Performance
The following table provides summary performance information for the Fund for the period ended March 27, 2020 and the three months ended March 31, 2019:

	Period Ended March 27, 2020*	Three Months Ended March 31, 2019
NAV beginning of period	$91,389,147	$18,665,099
NAV end of period	$21,620,878	$17,007,260
Percentage change in NAV	(76.3)%	(8.9)%
Shares outstanding beginning of period	8,574,906	374,906
Shares outstanding end of period	474,906	824,906
Percentage change in shares outstanding	(94.5)%	120.0%
Shares created	2,850,000	750,000
Shares redeemed	10,950,000	300,000
Per share NAV beginning of period	$10.66	$49.79
Per share NAV end of period	$45.53	$20.62
Percentage change in per share NAV	327.1%	(58.6)%
Percentage change in benchmark	(64.8)%	30.2%
Benchmark annualized volatility	59.3%	26.5%

During the period ended March 27, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,574,906 outstanding Shares at December 31, 2019 to 474,906 outstanding Shares at March 27, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to three times the inverse
(-3x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 3x of the inverse of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 374,906 outstanding Shares at December 31, 2018 to 824,906 outstanding Shares at March 31, 2019.
For the period ended March 27, 2020 and the three months ended March 31, 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 327.1% for the period ended March 27, 2020, as compared to the Fund’s per Share NAV decrease of 58.6% for the three months ended March 31, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the period ended March 27, 2020.
The benchmark’s decline of 64.8% for the period ended March 27, 2020, as compared to the benchmark’s rise of 30.2% for the three months ended March 31, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the period ended March 27, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the period ended March 27, 2020 and the three months ended March 31, 2019:

	Period Ended March 27, 2020*	Three Months Ended March 31, 2019
Net investment income (loss)	$(40,548)	$24,014
Management fee	117,259	34,303
Brokerage commission	90,078	13,188
Net realized gain (loss)	83,294,894	(2,268,796)
Change in net unrealized appreciation (depreciation)	8,355,120	(9,496,554)
Net Income (loss)	$91,609,466	$(11,741,336)
The Fund’s net income increased for the period ended March 27, 2020 as compared to the three months ended March 31, 2019, primarily due to a decrease in the value of WTI Crude Oil in conjunction with the timing of shareholder activity during the period ended March 27, 2020.
*	The results of operations presented here is for the period ended March 27, 2020, the date liquidation was determined to be imminent. See Note 1 of the Notes to Financial Statements.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$5,608,612	$11,060,333
NAV end of period	$7,230,367	$8,162,647
Percentage change in NAV	28.9%	(26.2)%
Shares outstanding beginning of period	100,000	200,000
Shares outstanding end of period	100,000	150,000
Percentage change in shares outstanding	—%	(25.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$56.09	$55.30
Per share NAV end of period	$72.30	$54.42
Percentage change in per share NAV	28.9%	(1.6)%
Percentage change in benchmark	(12.4)%	0.8%
Benchmark annualized volatility	14.4%	8.6%
During the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to March 31, 2020. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 150,000 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 28.9% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 1.6% for the three months ended March 31, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 12.4% for the three months ended March 31, 2020, as compared to the benchmark’s rise of 0.8% for the three months ended March 31, 2019, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$3,425	$25,789
Management fee	15,130	21,080
Brokerage commission	1,499	1,673
Net realized gain (loss)	670,950	262,745
Change in net unrealized appreciation (depreciation)	947,380	(577,204)
Net Income (loss)	$1,621,755	$(288,670)
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2020.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$125,451,681	$114,377,311
NAV end of period	$100,094,023	$75,826,687
Percentage change in NAV	(20.2)%	(33.7)%
Shares outstanding beginning of period	10,289,884	3,839,884
Shares outstanding end of period	2,039,884	4,489,884
Percentage change in shares outstanding	(80.2)%	16.9%
Shares created	3,350,000	3,400,000
Shares redeemed	11,600,000	2,750,000
Per share NAV beginning of period	$12.19	$29.79
Per share NAV end of period	$49.07	$16.89
Percentage change in per share NAV	302.5%	(43.3)%
Percentage change in benchmark	(66.5)%	30.2%
Benchmark annualized volatility	100.9%	26.5%
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,289,884 outstanding Shares at December 31, 2019 to 2,039,884 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,839,884 outstanding Shares at December 31, 2018 to 4,489,884 outstanding Shares at March 31, 2019.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 302.5% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 43.3% for the three months ended March 31, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 66.5% for the three months ended March 31, 2020, as compared to the benchmark’s rise of 30.2% for the three months ended March 31, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the period ended March 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$(30,713)	$185,815
Management fee	202,369	166,326
Brokerage commission	77,053	9,630
Net realized gain (loss)	51,674,002	(9,155,159)
Change in net unrealized appreciation (depreciation)	76,581,357	(32,918,234)
Net Income (loss)	$128,224,646	$(41,887,578)
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a decrease in the value of WTI Crude Oil in conjunction with the timing of shareholder activity during the three months ended March 31, 2020.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$12,515,603	$17,825,441
NAV end of period	$17,419,933	$13,019,491
Percentage change in NAV	39.2%	(27.0)%
Shares outstanding beginning of period	324,832	824,832
Shares outstanding end of period	274,832	574,832
Percentage change in shares outstanding	(15.4)%	(30.3)%
Shares created	550,000	250,000
Shares redeemed	600,000	500,000
Per share NAV beginning of period	$38.53	$21.61
Per share NAV end of period	$63.38	$22.65
Percentage change in per share NAV	64.5%	4.8%
Percentage change in benchmark	(27.5)%	(7.9)%
Benchmark annualized volatility	44.0%	42.4%
During the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 324,832 outstanding Shares at December 31, 2019 to 274,832 outstanding Shares at March 31, 2020. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 824,832 outstanding Shares at December 31, 2018 to 574,832 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 64.5% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV increase of 4.8% for the three months ended March 31, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.

The benchmark’s decline of 27.5% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 7.9% for the three months ended March 31, 2019, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$(22,279)	$19,484
Management fee	32,430	28,691
Brokerage commission	32,281	11,700
Net realized gain (loss)	5,626,177	11,319,325
Change in net unrealized appreciation (depreciation)	3,335,611	(10,316,611)
Net Income (loss)	$8,939,509	$1,022,198
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a greater decrease in the value of Henry Hub Natural Gas during the three months ended March 31, 2020.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$120,581,173	$154,120,159
NAV end of period	$93,194,599	$151,445,608
Percentage change in NAV	(22.7)%	(1.7)%
Shares outstanding beginning of period	4,500,000	6,350,000
Shares outstanding end of period	3,350,000	5,900,000
Percentage change in shares outstanding	(25.6)%	(7.1)%
Shares created	200,000	250,000
Shares redeemed	1,350,000	700,000
Per share NAV beginning of period	$26.80	$24.27
Per share NAV end of period	$27.82	$25.67
Percentage change in per share NAV	3.8%	5.8%
Percentage change in benchmark	(1.7)%	(2.1)%
Benchmark annualized volatility	9.8%	6.3%
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,500,000 outstanding Shares at December 31, 2019 to 3,350,000 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,350,000 outstanding Shares at December 31, 2018 to 5,900,000 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.8% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV increase of 5.8% for the three months ended March 31, 2019, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 1.7% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 2.1% for the three months ended March 31, 2019, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$136,215	$434,473
Management fee	263,442	340,145
Net realized gain (loss)	1,047,283	3,329,242
Change in net unrealized appreciation (depreciation)	3,190,251	4,424,813
Net Income (loss)	$4,373,749	$8,188,528
The Fund’s net income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2020.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$21,047,560	$18,098,997
NAV end of period	$20,569,044	$21,506,707
Percentage change in NAV	(2.3)%	18.8%
Shares outstanding beginning of period	396,977	246,978
Shares outstanding end of period	446,977	296,977
Percentage change in shares outstanding	12.6%	20.2%
Shares created	200,000	100,000
Shares redeemed	150,000	50,001
Per share NAV beginning of period	$53.02	$73.28
Per share NAV end of period	$46.02	$72.42
Percentage change in per share NAV	(13.2)%	(1.2)%
Percentage change in benchmark	4.5%	0.9%
Benchmark annualized volatility	28.2%	10.0%
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
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 396,977 outstanding Shares at December 31, 2019 to 446,977 outstanding Shares at March 31, 2020. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 246,978 outstanding Shares at December 31, 2018 to 296,977 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.2% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 1.2% for the three months ended March 31, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s rise of 4.5% for the three months ended March 31, 2020, as compared to the benchmark’s rise of 0.9% for the three months ended March 31, 2019, can be attributed to a greater increase in the value of gold futures contracts during the period ended March 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$15,678	$47,471
Management fee	43,239	46,962
Brokerage commission	2,104	778
Net realized gain (loss)	(5,930,882)	(1,168,904)
Change in net unrealized appreciation (depreciation)	2,676,974	878,026
Net Income (loss)	$(3,238,230)	$(243,407)
The Fund’s net income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a greater increase in the value of the futures prices during the three months ended March 31, 2020.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$13,834,163	$11,768,863
NAV end of period	$18,887,831	$20,253,916
Percentage change in NAV	36.5%	72.1%
Shares outstanding beginning of period	516,976	316,976
Shares outstanding end of period	516,976	516,976
Percentage change in shares outstanding	—%	63.1%
Shares created	200,000	300,000
Shares redeemed	200,000	100,000
Per share NAV beginning of period	$26.76	$37.13
Per share NAV end of period	$36.54	$39.18
Percentage change in per share NAV	36.5%	5.5%
Percentage change in benchmark	(21.1)%	(2.8)%
Benchmark annualized volatility	48.3%	15.2%
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
During the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to March 31, 2020. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 316,976 outstanding Shares at December 31, 2018 to 516,976 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the Bloomberg Silver Subindex
SM
.

For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 36.5% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV increase of 5.5% for the three months ended March 31, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s decline of 21.1% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 2.8% for the three months ended March 31, 2019, can be attributed to a greater decrease in the value of the silver futures contracts during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$3,419	$31,554
Management fee	37,136	37,211
Brokerage commission	3,981	1,349
Net realized gain (loss)	842,240	(1,390,142)
Change in net unrealized appreciation (depreciation)	4,190,456	2,135,467
Net Income (loss)	$5,036,115	$776,879
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a greater decrease in the value of futures prices during the three months ended March 31, 2020.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$38,132,320	$55,363,675
NAV end of period	$29,586,170	$49,650,541
Percentage change in NAV	(22.4)%	(10.3)%
Shares outstanding beginning of period	499,290	749,290
Shares outstanding end of period	399,290	649,290
Percentage change in shares outstanding	(20.0)%	(13.3)%
Shares created	50,000	400,000
Shares redeemed	150,000	500,000
Per share NAV beginning of period	$76.37	$73.89
Per share NAV end of period	$74.10	$76.47
Percentage change in per share NAV	(3.0)%	3.5%
Percentage change in benchmark	1.1%	(1.1)%
Benchmark annualized volatility	15.6%	6.2%

During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 499,290 outstanding Shares at December 31, 2019 to 399,290 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 749,290 outstanding Shares at December 31, 2018 to 649,290 outstanding Shares at March 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV increase of 3.5% for the three months ended March 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s rise of 1.1% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 1.1% for the three months ended March 31, 2019, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$41,746	$167,574
Management fee	84,437	124,794
Net realized gain (loss)	(506,520)	(343,480)
Change in net unrealized appreciation (depreciation)	(697,069)	2,433,680
Net Income (loss)	$(1,161,843)	$2,257,774
The Fund’s net income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2020.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$45,986,584	$56,299,121
NAV end of period	$45,034,386	$51,126,469
Percentage change in NAV	(2.1)%	(9.2)%
Shares outstanding beginning of period	2,162,403	2,112,403
Shares outstanding end of period	1,162,403	2,362,403
Percentage change in shares outstanding	(46.2)%	11.8%
Shares created	375,000	500,000
Shares redeemed	1,375,000	250,000
Per share NAV beginning of period	$21.27	$26.65
Per share NAV end of period	$38.74	$21.64
Percentage change in per share NAV	82.1%	(18.8)%
Percentage change in benchmark	82.5%	(18.5)%
Benchmark annualized volatility	86.7%	22.3%
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,162,403 outstanding Shares at December 31, 2019 to 1,162,403 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended March 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,112,403 outstanding Shares at December 31, 2018 to 2,362,403 outstanding Shares at March 31, 2019.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 82.1% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 18.8% for the three months ended March 31, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s rise of 82.5% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 18.5% for the three months ended March 31, 2019, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended March 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$47,920	$149,266
Management fee	94,284	105,811
Brokerage commission	15,939	10,336
Net realized gain (loss)	7,756,525	(4,202,020)
Change in net unrealized appreciation (depreciation)	15,982,870	(6,426,449)
Net Income (loss)	$23,787,315	$(10,479,203)
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an increase in the value of the futures prices during the three months ended March 31, 2020.

ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV beginning of period	$279,792,503	$149,547,115
NAV end of period	$223,055,354	$203,503,203
Percentage change in NAV	(20.3)%	36.1%
Shares outstanding beginning of period	22,751,317	3,876,317
Shares outstanding end of period	5,876,317	8,451,317
Percentage change in shares outstanding	(74.2)%	118.0%
Shares created	6,800,000	6,225,000
Shares redeemed	23,675,000	1,650,000
Per share NAV beginning of period	$12.30	$38.58
Per share NAV end of period	$37.96	$24.08
Percentage change in per share NAV	208.6%	(37.6)%
Percentage change in benchmark	209.3%	(37.4)%
Benchmark annualized volatility	89.7%	51.6%
During the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 22,751,317 outstanding Shares at December 31, 2019 to 5,876,317 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,876,317 outstanding Shares at December 31, 2018 to 8,451,317 outstanding Shares at March 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended March 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 208.6% for the three months ended March 31, 2020, as compared to the Fund’s per Share NAV decrease of 37.6% for the three months ended March 31, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2020.
The benchmark’s rise of 209.3% for the three months ended March 31, 2020, as compared to the benchmark’s decline of 37.4% for the three months ended March 31, 2019, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended March 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income (loss)	$144,025	$476,702
Management fee	626,516	361,703
Brokerage commission	184,760	12,435
Net realized gain (loss)	325,737,788	(54,906,584)
Change in net unrealized appreciation (depreciation)	67,902,244	(21,284,231)
Net Income (loss)	$393,784,057	$(75,714,113)
The Fund’s net income increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an increase in the value of the futures prices during the three months ended March 31, 2020.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of March 31, 2020 and 2019, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of March 31, 2020 and 2019, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2020	17	$1.11	125,000	$(2,348,019)

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2019	157	$1.13	125,000	$(22,153,683)
The March 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of March 31, 2020 and 2019, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2020	4,392	$46.78	1,000	$(205,435,800)
VIX Futures (Cboe)	Short	May 2020	4,878	40.93	1,000	(199,632,150)

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2019	8,058	$15.23	1,000	$(122,683,050)
VIX Futures (Cboe)	Short	May 2019	6,033	16.33	1,000	(98,488,725)
The March 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of March 31, 2020 and 2019, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2020	15,735	$20.48	1,000	$322,252,800

Swap Agreements as of March 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$30.1606	$103,616,044
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	30.1606	129,822,430
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	30.1606	144,648,067
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	30.1606	32,149,931
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	30.1606	137,973,564

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2019	1,603	$60.14	1,000	$96,404,420

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$88.8419	$210,716,477
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	88.8419	159,549,712
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	88.8419	159,265,812
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	88.8419	63,215,803
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	88.8419	161,395,641
The March 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2020 and 2019 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of March 31, 2020 and 2019, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2020	3,249	$1.64	10,000	$53,283,600

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2019	1,570	$2.66	10,000	$41,793,400
The March 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of March 31, 2020 and 2019, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/03/20	5,798,921	1.1140	$6,459,710
Euro	UBS AG	Long	04/03/20	5,578,220	1.1120	6,202,913
Euro	Goldman Sachs International	Short	04/03/20	(1,190,000)	1.1446	(1,362,084)
Euro	UBS AG	Short	04/03/20	(3,030,918)	1.0879	(3,297,458)

Foreign Currency Forward Contracts as of March 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/19	7,006,725	1.1331	$7,939,530
Euro	UBS AG	Long	04/05/19	7,466,800	1.1343	8,469,715
Euro	Goldman Sachs International	Short	04/05/19	(151,500)	1.1286	(170,982)
Euro	UBS AG	Short	04/05/19	(307,000)	1.1250	(345,365)
The March 31, 2020 and 2019 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s
third-party
custodian.
ProShares Ultra Gold:
As of March 31, 2020 and 2019 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2020	482	$1,596.60	100	$76,956,120

Swap Agreements as of March 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$181.9712	$62,978,399
Bloomberg Gold Subindex	Goldman Sachs International	Long	181.9712	62,167,791
Bloomberg Gold Subindex	UBS AG	Long	181.9712	54,777,259

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2019	124	$1,298.50	100	$16,101,400

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$151.6031	$39,789,890
Bloomberg Gold Subindex	Goldman Sachs International	Long	151.6031	48,810,185
Bloomberg Gold Subindex	UBS AG	Long	151.6031	40,913,975
The March 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2020 and 2019 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of March 31, 2020 and 2019 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2020	906	$14.16	5,000	$64,126,680

Swap Agreements as of March 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$133.7523	$62,269,702
Bloomberg Silver Subindex	Goldman Sachs International	Long	133.7523	68,893,289
Bloomberg Silver Subindex	UBS AG	Long	133.7523	64,040,895

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2019	254	$15.11	5,000	$19,189,700

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$147.4418	$110,150,652
Bloomberg Silver Subindex	Goldman Sachs International	Long	147.4418	102,094,328
Bloomberg Silver Subindex	UBS AG	Long	147.4418	111,622,760
The March 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2020 and 2019 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases

(decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of March 31, 2020 and 2019, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2020	8,867	$46.78	1,000	$414,753,925
VIX Futures (Cboe)	Long	May 2020	9,852	40.93	1,000	403,193,100

Swap Agreements as of March 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$46.1923	$71,236,931

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2019	28,212	$15.23	1,000	$429,527,700
VIX Futures (Cboe)	Long	May 2019	21,160	16.33	1,000	345,437,000

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$29.3012	$45,163,849
The March 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2020 and 2019 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
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
As of March 31, 2020 and 2019, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of March 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/03/20	374,903,256	0.009352	$3,506,173
Yen	UBS AG	Long	04/03/20	297,882,756	0.009332	2,779,768
Yen	Goldman Sachs International	Short	04/03/20	(35,997,739)	0.009386	(337,883)
Yen	UBS AG	Short	04/03/20	(34,490,000)	0.009184	(316,747)

	Foreign Currency Forward Contracts as of March 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/19	331,570,400	0.008972	$2,974,942
Yen	UBS AG	Long	04/05/19	919,075,800	0.008974	8,247,490
Yen	Goldman Sachs International	Short	04/05/19	(6,849,300)	0.008965	(61,407)
Yen	UBS AG	Short	04/05/19	(10,542,900)	0.009039	(95,302)
The March 31, 2020 and 2019 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraPro 3x Crude Oil ETF
As of March 31, 2019 the ProShares UltraPro 3x Crude Oil ETF was exposed to commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2019 which was sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2019	6,386	$60.14	1,000	$384,054,040
The March 31, 2019 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraPro 3x Short Crude Oil ETF
As of March 31, 2019 the ProShares UltraPro 3x Short Crude Oil ETF was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2019 which was sensitive to commodity price risk.

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2019	848	$60.14	1,000	$(50,998,720)
The March 31, 2019 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Australian Dollar:
As of March 31, 2020 and 2019, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2020	234	$61.53	1,000	$(14,374,620)

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2019	230	$71.11	1,000	$(16,350,700)
The March 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of March 31, 2020 and 2019, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2020	3,923	$20.48	1,000	$(80,343,040)

Swap Agreements as of March 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$30.1606	$(23,689,605)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	30.1606	(37,283,308)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	30.1606	(35,979,891)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	30.1606	(1,886,919)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	30.1606	(21,000,790)

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2019	724	$60.14	1,000	$(43,541,360)

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$88.8419	$(35,382,635)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	88.8419	(25,233,443)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	88.8419	(12,199,190)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	88.8419	(9,056,577)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	88.8419	(26,259,871)
The March 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. March 31, 2020 and 2019 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of March 31, 2020 and 2019, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2020	2,125	$1.64	10,000	$(34,850,000)

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2019	978	$2.66	10,000	$(26,034,360)
The March 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of March 31, 2020 and 2019, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of March 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/03/20	33,335,051	1.1208	$37,363,018
Euro	UBS AG	Long	04/03/20	33,759,900	1.1016	37,188,671
Euro	Goldman Sachs International	Short	04/03/20	(76,098,314)	1.1136	(84,743,082)
Euro	UBS AG	Short	04/03/20	(160,480,099)	1.1067	(177,599,175)

	Foreign Currency Forward Contracts as of March 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	04/05/19	15,539,500	1.1359	$17,651,954
Euro	Goldman Sachs International	Short	04/05/19	(137,164,125)	1.1328	(155,384,230)
Euro	UBS AG	Short	04/05/19	(147,662,400)	1.1333	(167,351,047)
The March 31, 2020 and 2019 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of March 31, 2020 and 2019 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2020	127	$1,596.60	100	$(20,276,820)

Swap Agreements as of March 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$181.9712	$(9,571,739)
Bloomberg Gold Subindex	Goldman Sachs International	Short	181.9712	(7,173,997)
Bloomberg Gold Subindex	UBS AG	Short	181.9712	(4,175,904)

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2019	52	$1,298.50	100	$(6,752,200)

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$151.6031	$(12,577,645)
Bloomberg Gold Subindex	Goldman Sachs International	Short	151.6031	(10,781,376)
Bloomberg Gold Subindex	UBS AG	Short	151.6031	(12,927,675)
The March 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2020 and 2019 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of March 31, 2020 and 2019 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2020	155	$14.16	5,000	$(10,970,900)

Swap Agreements as of March 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$133.7523	$(12,296,080)
Bloomberg Silver Subindex	Goldman Sachs International	Short	133.7523	(7,543,899)
Bloomberg Silver Subindex	UBS AG	Short	133.7523	(6,961,822)

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2019	152	$15.11	5,000	$(11,483,600)

Swap Agreements as of March 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$147.4418	$(15,412,788)
Bloomberg Silver Subindex	Goldman Sachs International	Short	147.4418	(6,552,316)
Bloomberg Silver Subindex	UBS AG	Short	147.4418	(7,024,143)
The March 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2020 and 2019 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of March 31, 2020 and 2019, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2020 and 2019, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of March 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/03/20	1,519,059,504	0.009552	$14,509,954
Yen	UBS AG	Long	04/03/20	1,225,973,077	0.009320	11,425,593
Yen	Goldman Sachs International	Short	04/03/20	(3,356,532,669)	0.009327	(31,305,097)
Yen	UBS AG	Short	04/03/20	(5,767,995,952)	0.009251	(53,358,109)

	Foreign Currency Forward Contracts as of March 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/19	267,445,500	0.009104	$2,434,696
Yen	UBS AG	Long	04/05/19	1,377,801,600	0.009029	12,439,969
Yen	Goldman Sachs International	Short	04/05/19	(5,970,616,200)	0.008969	(53,551,523)
Yen	UBS AG	Short	04/05/19	(6,667,953,100)	0.008976	(59,848,902)
The March 31, 2020 and 2019 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares VIX
Mid-Term
Futures ETF
As of March 31, 2020 and 2019, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2020	228	$33.93	1,000	$7,734,900
VIX Futures (Cboe)	Long	August 2020	481	31.68	1,000	15,235,675
VIX Futures (Cboe)	Long	September 2020	481	30.10	1,000	14,478,100
VIX Futures (Cboe)	Long	October 2020	253	29.93	1,000	7,571,025

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2019	570	$16.93	1,000	$9,647,250
VIX Futures (Cboe)	Long	August 2019	997	17.03	1,000	16,973,925
VIX Futures (Cboe)	Long	September 2019	997	17.18	1,000	17,123,475
VIX Futures (Cboe)	Long	October 2019	427	17.25	1,000	7,365,750
The March 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of March 31, 2020 and 2019, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2020	2,417	$46.78	1,000	$113,055,175
VIX Futures (Cboe)	Long	May 2020	2,684	40.93	1,000	109,842,700

Futures Positions as of March 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2019	7,408	$15.23	1,000	$112,786,800
VIX Futures (Cboe)	Long	May 2019	5,556	16.33	1,000	90,701,700
The March 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2019, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
.; (ii) on February 27, 2019 and captioned
Bittner v. ProShares Trust II, et al
.; and (iii) on March 1, 2019 and captioned
Mareno v. ProShares Trust II, et al
. The allegations in the complaints are substantially the same, namely that the defendants violated Sections 11 and 15 of the 1933 Act, Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act, and Items 303 and 105 of Regulation S-K, 17 C.F.R. Section 229.303(a)(3)(ii), 229.105 by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the actions, along with a number of others. The Court consolidated the three actions and appointed lead plaintiffs and lead counsel. On January 3, 2020, the Court granted defendants’ motion to dismiss the consolidated class action in its entirety and ordered the case closed. On January 31, 2020, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. The Trust and Sponsor will continue to vigorously defend against this lawsuit. The Trust and the Sponsor cannot predict the outcome of this action. ProShares Short VIX Short-Term Futures ETF may incur expenses in defending against such claims.
Item 1A. Risk Factors.
The Sponsor and the Funds are subject to current position limits and accountability levels established by the CFTC and exchanges. Accordingly, the Sponsor and the Funds may be required to reduce the size of outstanding positions or be restricted from entering into new positions that would otherwise be taken for the Fund or not trade in certain markets on behalf of the Fund in order to comply with those limits or any future limits established by the CFTC and the relevant exchanges. These restrictions, if implemented, could limit the ability of each Fund to invest in additional futures contracts, add to existing positions in the desired amount, or create additional Creation Units and could otherwise have a significant negative impact on Fund operations and performance. On May 4, 2020, CME imposed a more restrictive position limit in September 2020 WTI oil futures contracts with respect to the Oil Funds. While the limit is higher than the Oil Funds’ position on the date the limit was imposed, this limitation on positions could limit the Oil Funds’ ability to increase their September 2020 WTI oil futures contracts in a manner that they would otherwise be able to do without this restriction and force the Funds to seek to obtain exposure to economically similar contracts through alternative instruments, if available, which could have a negative impact on the Oil Funds due to potentially increased costs of trading in alternative instruments or the inability to obtain the desired exposure.
Natural or environmental disasters or public health crisis, such as the COVID-19 pandemic, could result in sudden and large fluctuations in the supply of and demand for crude oil. For example, contemporaneous with the onset of the COVID-19 pandemic in the U.S., crude oil markets experienced shocks to supply of and demand for crude oil, which dramatically impacted the price of crude oil and futures contracts on crude oil and caused extreme volatility in the crude oil markets and crude oil futures markets. In April 2020, extraordinary market conditions in the crude oil markets caused a period of “extraordinary contango” that resulted in a negative price in the May 2020 WTI crude oil futures contract. The effects of rolling futures contracts under extraordinary contango market conditions generally are more exaggerated than rolling futures contracts under contango market conditions and could cause significant losses.
During April 2020, the collapse of demand for fuel as a result of economic conditions relating to COVID-19 and other factors created an oversupply of crude oil production that rapidly filled most available oil storage facilities. As a result, market participants who contractually promised to buy and take delivery of crude oil were unable to store the crude oil and were at risk of default under the terms of the May 2020 WTI crude oil futures contract. The scarcity in storage was widespread, and some market participants took the extreme measure of selling their futures contracts at a negative price (effectively paying another market participant to accept their crude oil). As a result, for the first time in history, crude oil futures contracts traded below zero. The oversupply of oil may continue, impacting futures contracts for other delivery months. Such circumstances may arise as a result of a number of factors, including the following: (1) disruptions in oil pipelines and other means to get oil out of storage and delivered to refineries (as might occur due to infrastructure deterioration, work stoppages, or weather/disaster); (2) any agreement by oil producing nations regarding production limits; or (3) potential government intervention (in the form of grants or other aid) to keep oil producers, and the workers they employ, in service. It is not possible to predict if or when these economic conditions will reverse. Any reversal of these conditions could have a significant negative impact on the performance of the Short Crude Oil Fund.
The price of futures contracts can change quickly and without warning. If the price of WTI crude oil futures contracts in the future were to decline significantly or reach a negative price, investors in the Ultra Crude Oil Fund could suffer significant losses or lose their entire investment. If such event were to occur, and the price of WTI crude oil futures contracts subsequently reversed, investors in the Short Crude Oil Fund could suffer significant losses or lose their entire investment.
Extreme market volatility and economic turbulence in the first part of 2020 has led to futures commission merchants increasing margin requirements for certain futures contracts, including nearer-dated WTI crude oil and other oil futures contracts. Some futures commission merchants may impose trading limitations, whether in the form of limits or prohibitions on trading oil futures contracts. If the Oil Funds are subject to increased margin requirements, they will incur increased costs and may not be able to achieve desired exposure. The Oil Funds may not be able to achieve their investment objective if they become subject to heightened margin requirements or trading limitations.
Natural Disasters and Public Health Disruptions, such as the COVID-19 Virus, May Have a Significant Negative Impact on the Performance of Each Fund
Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the novel coronavirus COVID-19), have been and may continue to be highly disruptive to economies and markets and have recently led, and may continue to lead, to increased or extreme market volatility, illiquidity and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks, and result in significant breakdowns, delays, shutdowns, social isolation, periods of high unemployment, shortages in and disruptions to the medical care and consumer goods and services industries, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. For example, during March and April 2020, the U.S. federal government passed various legislation in response to the COVID-19 pandemic, the effects and results of which are uncertain. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities and accuracy of economic projections. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause extreme market volatility, illiquidity, exchange trading suspensions and market closures. A widespread crisis, such as the COVID-19 pandemic, may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, and the value of an investment in the Fund may decline significantly.
The COVID-19 pandemic has already had, and may continue to have, a significant negative and unpredictable impact on the U.S. and global economy. For example, equity and other markets have experienced extreme declines and volatility. By April 2020 the unemployment rate in the U.S. was extremely high by historical standards. Further, the global slowdown in the economy contributed to a significant oversupply in the crude oil market, resulting in historic shocks to, and extreme volatility in, the price of oil and related derivatives contracts. It is not possible to predict when unemployment and market conditions will return to more normal levels.
Market downturns, disruptions or illiquidity as a result of, or related to, the COVID-19 pandemic can have a significant negative impact on the value of Fund portfolio investments, the operations of each Fund, the markets in which the Funds invest and the trading of Fund Shares in the secondary market. For example, market factors may adversely affect the price and liquidity of the Funds’ investments and potentially increase margin and collateral requirements in ways that have a significant negative impact on Fund performance or make it difficult, or impossible, for a Fund to achieve its investment objective. Under these circumstances, a Fund could have difficulty finding counterparties to transactions, entering or exiting positions at favorable prices and could incur significant losses. Further, Fund counterparties may close out positions with the Funds without notice, at unfavorable times or unfavorable prices, or may choose to transact on a more limited basis (or not at all). In such cases, it may be difficult or impossible for a Fund to achieve the desired investment exposure consistent with its investment objective. These conditions also can impact the ability of the Funds to complete creation and redemption transactions and disrupt Fund trading in the secondary market.
Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks
The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions in an attempt to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets in March 2020. Contemporaneous with the onset of the COVID-19 pandemic in the U.S., crude oil markets experienced shocks to the supply of and demand for crude oil. This led to an oversupply of crude oil, which impacted the price of crude oil and futures contracts on crude oil and caused historic volatility in the market for crude oil and crude oil futures contracts. In April 2020, these market conditions contributed to a period of “extraordinary contango” that resulted in a negative price in the May 2020 WTI crude oil futures contract. The effects of rolling futures contracts under extraordinary contango market conditions generally are more exaggerated than rolling futures contracts under contango market conditions and can result in significant losses. These and other global economic shocks as a result of the COVID-19 pandemic may cause the underlying assumptions and expectations concerning the investments, operations and performance of the Funds and secondary market trading of Fund Shares to become inaccurate or outdated quickly, resulting in significant and unexpected losses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.

Title of Securities Registered	Amount Registered As of March 31, 2020		Shares Sold For the Three Months Ended March 31, 2020**	Sale Price of Shares Sold For the Three Months Ended March 31, 2020**
ProShares Short Euro
Common Units of Beneficial Interest	$205,213,786		—	$—
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$5,141,133,102		24,850,000	$883,568,508
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$4,555,433,103		10,680,000	$1,058,330,164
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$504,114,682		225,000	$15,680,240
ProShares Ultra Euro
Common Units of Beneficial Interest	$189,628,595		50,000	$669,855
ProShares Ultra Gold
Common Units of Beneficial Interest	$494,109,755		1,150,000	$64,993,775
ProShares Ultra Silver
Common Units of Beneficial Interest	$804,711,211		750,000	$14,162,113
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$4,292,144,016		9,900,000	$359,090,211
ProShares Ultra Yen
Common Units of Beneficial Interest	$201,792,144		—	$—
ProShares UltraPro 3x Crude Oil ETF
Common Units of Beneficial Interest	$—	*	184,600,000	$414,019,676
ProShares UltraPro 3x Short Crude Oil ETF
Common Units of Beneficial Interest	$—	*	2,850,000	$59,484,110
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$159,935,804		—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$2,018,251,204		3,350,000	$71,229,475
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$655,434,201		550,000	$29,104,581
ProShares UltraShort Euro
Common Units of Beneficial Interest	$729,957,684		200,000	$5,754,066
ProShares UltraShort Gold
Common Units of Beneficial Interest	$254,923,546		200,000	$9,689,641
ProShares UltraShort Silver
Common Units of Beneficial Interest	$855,075,292		200,000	$5,962,843
ProShares UltraShort Yen
Common Units of Beneficial Interest	$898,498,723		50,000	$3,956,753
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$435,416,593		375,000	$10,708,061
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,278,376,358		6,800,000	$78,257,089

Total Trust:	23,674,149,799		246,780,000	$3,084,661,161

*	The liquidated funds’ shares were de-registered prior to March 31, 2020.

**	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF through March 27, 2020, the date liquidation was determined to be imminent. See Note 1 of the Notes to Financial Statements.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL

104.1	tags are embedded within the inline XBRL document.
(1)	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: May 8, 2020

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: May 8, 2020