Form 10-Q
period 2020-06-30
ProShares Trust II
filed 2020-08-10
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
August 3
, 2020, the registrant had
153,426,695
shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $745,775, respectively)	$—	$745,805
Cash	2,247,629	1,509,236
Segregated cash balances with brokers for futures contracts	40,040	31,680
Receivable on open futures contracts	300	—
Interest receivable	276	2,434

Total assets	2,288,245	2,289,155

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,100
Payable to Sponsor	1,778	1,860

Total liabilities	1,778	6,960

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,286,467	2,282,195

Total liabilities and shareholders’ equity	$2,288,245	$2,289,155

Shares outstanding	50,000	50,000

Net asset value per share	$45.73	$45.64

Market value per share (Note 2)	$44.83	$45.69

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures—CME, expires September 2020	16	$2,250,500	$32,520

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$54	$125,445	$7,649	$190,623

Expenses
Management fee	5,516	52,792	11,019	79,777
Brokerage commissions	90	787	190	1,355

Total expenses	5,606	53,579	11,209	81,132

Net investment income (loss)	(5,552)	71,866	(3,560)	109,491

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(20,020)	76,518	(38,658)	223,624

Net realized gain (loss)	(20,020)	76,518	(38,658)	223,624

Change in net unrealized appreciation (depreciation) on
Futures contracts	(20,804)	(239,858)	46,520	(35,721)
Short-term U.S. government and agency obligations	—	5,439	(30)	5,173

Change in net unrealized appreciation (depreciation)	(20,804)	(234,419)	46,490	(30,548)

Net realized and unrealized gain (loss)	(40,824)	(157,901)	7,832	193,076

Net income (loss)	$(46,376)	$(86,035)	$4,272	$302,567

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$2,332,843	$22,213,438	$2,282,195	$8,619,686

Addition of –, –, – and 300,000 shares, respectively	—	—	—	13,205,150

Net addition (redemption) of –, –, – and 300,000 shares, respectively	—	—	—	13,205,150

Net investment income (loss)	(5,552)	71,866	(3,560)	109,491
Net realized gain (loss)	(20,020)	76,518	(38,658)	223,624
Change in net unrealized appreciation (depreciation)	(20,804)	(234,419)	46,490	(30,548)

Net income (loss)	(46,376)	(86,035)	4,272	302,567

Shareholders’ equity, end of period	$2,286,467	$22,127,403	$2,286,467	$22,127,403

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$4,272	$302,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(403,462,168)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	747,000	389,250,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,225)	(120,268)
Change in unrealized appreciation (depreciation) on investments	30	(5,173)
Decrease (Increase) in receivable on futures contracts	(300)	—
Decrease (Increase) in interest receivable	2,158	(4,867)
Increase (Decrease) in payable to Sponsor	(82)	10,392
Increase (Decrease) in payable on futures contracts	(5,100)	1,488

Net cash provided by (used in) operating activities	746,753	(14,028,029)

Cash flow from financing activities
Proceeds from addition of shares	—	13,205,150

Net cash provided by (used in) financing activities	—	13,205,150

Net increase (decrease) in cash	746,753	(822,879)
Cash, beginning of period	1,540,916	8,024,856

Cash, end of period	$2,287,669	$7,201,977

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $124,974,892 and $56,926,750, respectively)	$124,974,901	$56,929,436
Cash	70,667,631	113,044,890
Segregated cash balances with brokers for futures contracts	170,432,136	54,499,197
Receivable on open futures contracts	161,467,937	60,052,325
Interest receivable	11,037	123,214

Total assets	527,553,642	284,649,062

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	17,172,752	—
Brokerage commissions and fees payable	153,542	—
Payable to Sponsor	415,495	211,883

Total liabilities	17,741,789	211,883

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	509,811,853	284,437,179

Total liabilities and shareholders’ equity	$527,553,642	$284,649,062

Shares outstanding	16,234,307	4,334,307

Net asset value per share	$31.40	$65.62

Market value per share (Note 2)	$31.50	$65.23

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20	$35,000,000	$34,998,103
0.154% due 09/03/20	90,000,000	89,976,798

Total short-term U.S. government and agency obligations
(cost $124,974,892)		$124,974,901

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2020	4,764	$147,088,500	$6,192,076
VIX Futures - Cboe, expires August 2020	3,411	108,555,075	2,819,802

			$9,011,878

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$106,023	$1,883,798	$855,884	$3,468,359

Expenses
Management fee	1,589,036	938,696	2,475,233	1,890,823
Brokerage commissions	228,176	219,597	417,708	408,021
Brokerage fees	431,791	–	461,519	24
Non-recurring fees and expenses	–	–	–	398,550

Total expenses	2,249,003	1,158,293	3,354,460	2,697,418

Net investment income (loss)	(2,142,980)	725,505	(2,498,576)	770,941

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	54,615,763	11,427,596	(189,684,841)	70,532,950
Short-term U.S. government and agency obligations	(758)	(8)	(758)	(8)

Net realized gain (loss)	54,615,005	11,427,588	(189,685,599)	70,532,942

Change in net unrealized appreciation (depreciation) on
Futures contracts	(22,216,796)	4,538,343	(1,242,994)	27,115,163
Short-term U.S. government and agency obligations	(84,533)	30,143	(2,677)	24,783

Change in net unrealized appreciation (depreciation)	(22,301,329)	4,568,486	(1,245,671)	27,139,946

Net realized and unrealized gain (loss)	32,313,676	15,996,074	(190,931,270)	97,672,888

Net income (loss)	$30,170,696	$16,721,579	$(193,429,846)	$98,443,829

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$809,257,658	$441,188,509	$284,437,179	$344,596,263

Addition of 1,000,000, –, 25,850,000 and 300,000 shares, respectively	30,843,161	–	914,411,669	14,869,996
Redemption of 10,850,000, 2,250,000, 13,950,000 and 2,250,000 shares, respectively	(360,459,662)	(120,807,761)	(495,607,149)	(120,807,761)

Net addition (redemption) of (9,850,000), (2,250,000), 11,900,000 and (1,950,000) shares, respectively	(329,616,501)	(120,807,761)	418,804,520	(105,937,765)

Net investment income (loss)	(2,142,980)	725,505	(2,498,576)	770,941
Net realized gain (loss)	54,615,005	11,427,588	(189,685,599)	70,532,942
Change in net unrealized appreciation (depreciation)	(22,301,329)	4,568,486	(1,245,671)	27,139,946

Net income (loss)	30,170,696	16,721,579	(193,429,846)	98,443,829

Shareholders’ equity, end of period	$509,811,853	$337,102,327	$509,811,853	$337,102,327

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(193,429,846)	$98,443,829
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(339,626,542)	(4,846,330,816)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	271,998,224	4,770,297,014
Net amortization and accretion on short-term U.S. government and agency obligations	(420,582)	(905,335)
Net realized gain (loss) on investments	758	8
Change in unrealized appreciation (depreciation) on investments	2,677	(24,783)
Decrease (Increase) in receivable on futures contracts	(101,415,612)	(16,588,869)
Decrease (Increase) in interest receivable	112,177	(142,492)
Increase (Decrease) in payable to Sponsor	203,612	(32,893)
Increase (Decrease) in brokerage commissions and fees payable	153,542	–
Increase (Decrease) in payable on futures contracts	17,172,752	(13,170,649)
Increase (Decrease) in non-recurring fees and expenses payable	–	45,949

Net cash provided by (used in) operating activities	(345,248,840)	(8,409,037)

Cash flow from financing activities
Proceeds from addition of shares	914,411,669	14,869,996
Payment on shares redeemed	(495,607,149)	(120,807,761)

Net cash provided by (used in) financing activities	418,804,520	(105,937,765)

Net increase (decrease) in cash	73,555,680	(114,346,802)
Cash, beginning of period	167,544,087	296,898,455

Cash, end of period	$241,099,767	$182,551,653

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $200,101,525, respectively)	$–	$200,115,463
Cash	681,518,718	86,168,083
Segregated cash balances with brokers for futures contracts	607,469,681	2,147,480
Segregated cash balances with brokers for swap agreements	223,574,777	–
Unrealized appreciation on swap agreements	10,038,323	21,814,590
Securities sold receivable	3,718,972	–
Receivable on open futures contracts	108,300,298	–
Interest receivable	77,704	123,221

Total assets	1,634,698,473	310,368,837

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	72,460,997	–
Payable on open futures contracts	52,327,352	266,056
Payable to Sponsor	1,248,665	258,199

Total liabilities	126,037,014	524,255

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,508,661,459	309,844,582

Total liabilities and shareholders’ equity	$1,634,698,473	$310,368,837

Shares outstanding (Note 1)	52,760,774	608,453

Net asset value per share (Note 1)	$28.59	$509.23

Market value per share (Note 1) (Note 2)	$28.68	$511.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2020	17,132	$673,972,880	$141,596,957
WTI Crude Oil - NYMEX, expires October 2020	22,205	876,653,400	(193,822)
WTI Crude Oil - NYMEX, expires December 2020	25,357	1,006,165,760	209,909,830

			$351,312,965

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	8.00%	07/02/20	$225,096,897	$8,263,529
Swap agreement with Morgan Stanley based on Morgan Stanley WTI Crude Oil Subindex	0.60	08/07/20	129,511,755	(100,546)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	07/02/20	107,081,626	1,875,340

			Total Unrealized Appreciation	$10,038,323

^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$365,747	$2,163,795	$1,767,207	$4,304,180

Expenses
Management fee	2,806,288	898,556	3,676,527	1,923,750
Brokerage commissions	1,017,545	34,072	1,143,882	53,319
Brokerage fees	536,749	–	536,749	–

Total expenses	4,360,582	932,628	5,357,158	1,977,069

Net investment income (loss)	(3,994,835)	1,231,167	(3,589,951)	2,327,111

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(31,090,802)	4,874,320	(120,038,012)	14,599,415
Swap agreements	(640,451,755)	(30,785,796)	(1,057,095,811)	36,012,266
Short-term U.S. government and agency obligations	121,849	3,626	159,318	3,873

Net realized gain (loss)	(671,420,708)	(25,907,850)	(1,176,974,505)	50,615,554

Change in net unrealized appreciation (depreciation) on
Futures contracts	424,261,108	(3,555,446)	350,547,390	20,768,921
Swap agreements	237,286,565	17,642,629	(11,776,267)	136,722,625
Short-term U.S. government and agency obligations	(368,827)	74,339	(13,938)	69,009

Change in net unrealized appreciation (depreciation)	661,178,846	14,161,522	338,757,185	157,560,555

Net realized and unrealized gain (loss)	(10,241,862)	(11,746,328)	(838,217,320)	208,176,109

Net income (loss)	$(14,236,697)	$(10,515,161)	$(841,807,271)	$210,503,220

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$435,593,381	$425,287,296	$309,844,582	$368,399,654

Addition of 77,482,000, 284,000, 88,162,000 and 416,000 shares, respectively ( Note 1 )	1,895,200,511	128,741,037	2,953,530,675	185,702,266
Redemption of 35,569,679, 296,000, 36,009,679 and 766,000 shares, respectively ( N ote 1 )	(807,895,736)	(161,532,544)	(912,906,527)	(382,624,512)

Net addition (redemption) of 41,912,321, (12,000), 52,152,321 and (350,000) shares, respectively ( Note 1 )	1,087,304,775	(32,791,507)	2,040,624,148	(196,922,246)

Net investment income (loss)	(3,994,835)	1,231,167	(3,589,951)	2,327,111
Net realized gain (loss)	(671,420,708)	(25,907,850)	(1,176,974,505)	50,615,554
Change in net unrealized appreciation (depreciation)	661,178,846	14,161,522	338,757,185	157,560,555

Net income (loss)	(14,236,697)	(10,515,161)	(841,807,271)	210,503,220

Shareholders’ equity, end of period	$1,508,661,459	$381,980,628	$1,508,661,459	$381,980,628

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(841,807,271)	$210,503,220
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(409,801,073)	(3,352,711,813)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	611,325,152	3,331,489,226
Net amortization and accretion on short-term U.S. government and agency obligations	(1,263,236)	(3,932,225)
Net realized gain (loss) on investments	(159,318)	(3,873)
Change in unrealized appreciation (depreciation) on investments	11,790,205	(136,791,634)
Decrease (Increase) in securities sold receivable	(3,718,972)	–
Decrease (Increase) in receivable on futures contracts	(108,300,298)	24,304
Decrease (Increase) in interest receivable	45,517	(16,014)
Increase (Decrease) in payable to Sponsor	990,466	(5,603)
Increase (Decrease) in payable on futures contracts	52,061,296	837,635

Net cash provided by (used in) operating activities	(688,837,532)	49,393,223

Cash flow from financing activities
Proceeds from addition of shares	2,953,530,675	198,693,930
Payment on shares redeemed	(840,445,530)	(370,585,601)

Net cash provided by (used in) financing activities	2,113,085,145	(171,891,671)

Net increase (decrease) in cash	1,424,247,613	(122,498,448)
Cash, beginning of period	88,315,563	148,018,312

Cash, end of period	$1,512,563,176	$25,519,864

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $15,997,877 and $27,528,924, respectively)	$15,997,708	$27,530,314
Cash	21,498,387	7,072,257
Segregated cash balances with brokers for futures contracts	11,447,376	10,546,805
Receivable on open futures contracts	1,683,304	37,024
Interest receivable	863	10,591

Total assets	50,627,638	45,196,991

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	27,855	36,786

Total liabilities	27,855	36,786

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	50,599,783	45,160,205

Total liabilities and shareholders’ equity	$50,627,638	$45,196,991

Shares outstanding (Note 1)	1,787,527	537,815

Net asset value per share (Note 1)	$28.31	$83.97

Market value per share (Note 1) (Note 2)	$28.36	$83.40

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20	$9,000,000	$8,999,512
0.154% due 09/03/20	7,000,000	6,998,196

Total short-term U.S. government and agency obligations
(cost $15,997,877)		$15,997,708

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2020	5,659	$101,239,510	$(2,234,434)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$36,474	$139,008	$175,813	$256,843

Expenses
Management fee	81,904	60,844	179,012	115,695
Brokerage commissions	63,224	28,280	107,806	47,219
Brokerage fees	12,642	—	12,642	—

Total expenses	157,770	89,124	299,460	162,914

Net investment income (loss)	(121,296)	49,884	(123,647)	93,929

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(16,111,161)	(7,976,053)	(38,930,766)	(21,277,891)
Short-term U.S. government and agency obligations	(77)	84	977	25

Net realized gain (loss)	(16,111,238)	(7,975,969)	(38,929,789)	(21,277,866)

Change in net unrealized appreciation (depreciation) on
Futures contracts	4,884,617	(671,150)	417,794	9,673,790
Short-term U.S. government and agency obligations	(31,345)	457	(1,559)	515

Change in net unrealized appreciation (depreciation)	4,853,272	(670,693)	416,235	9,674,305

Net realized and unrealized gain (loss)	(11,257,966)	(8,646,662)	(38,513,554)	(11,603,561)

Net income (loss)	$(11,379,262)	$(8,596,778)	$(38,637,201)	$(11,509,632)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$26,671,617	$20,900,095	$45,160,205	$14,617,440

Addition of 1,260,000, 155,000, 1,485,000 and 285,000 shares, respectively (Note 1)	38,571,988	23,489,119	54,252,228	55,303,644
Redemption of 110,288, 15,000, 235,288 and 100,000 shares, respectively (Note 1 )	(3,264,560)	(2,154,678)	(10,175,449)	(24,773,694)

Net addition (redemption) of 1,149,712, 140,000, 1,249,712 and 185,000 shares, respectively (Note 1)	35,307,428	21,334,441	44,076,779	30,529,950

Net investment income (loss)	(121,296)	49,884	(123,647)	93,929
Net realized gain (loss)	(16,111,238)	(7,975,969)	(38,929,789)	(21,277,866)
Change in net unrealized appreciation (depreciation)	4,853,272	(670,693)	416,235	9,674,305

Net income (loss)	(11,379,262)	(8,596,778)	(38,637,201)	(11,509,632)

Shareholders’ equity, end of period	$50,599,783	$33,637,758	$50,599,783	$33,637,758

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(38,637,201)	$(11,509,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(41,900,001)	(360,279,681)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	53,563,843	360,846,346
Net amortization and accretion on short-term U.S. government and agency obligations	(131,818)	(161,961)
Net realized gain (loss) on investments	(977)	(25)
Change in unrealized appreciation (depreciation) on investments	1,559	(515)
Decrease (Increase) in receivable on futures contracts	(1,646,280)	—
Decrease (Increase) in interest receivable	9,728	(17,364)
Increase (Decrease) in payable to Sponsor	(8,931)	(3,748)
Increase (Decrease) in payable on futures contracts	—	(2,401,095)

Net cash provided by (used in) operating activities	(28,750,078)	(13,527,675)

Cash flow from financing activities
Proceeds from addition of shares	54,252,228	57,832,401
Payment on shares redeemed	(10,175,449)	(24,773,694)

Net cash provided by (used in) financing activities	44,076,779	33,058,707

Net increase (decrease) in cash	15,326,701	19,531,032
Cash, beginning of period	17,619,062	7,030,602

Cash, end of period	$32,945,763	$26,561,634

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $3,970,204, respectively)	$—	$3,970,412
Cash	3,584,207	1,206,437
Segregated cash balances with brokers for foreign currency forward contracts	500,000	921,000
Unrealized appreciation on foreign currency forward contracts	530	109,997
Interest receivable	410	1,496

Total assets	4,085,147	6,209,342

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,002	4,918
Unrealized depreciation on foreign currency forward contracts	14,459	—

Total liabilities	17,461	4,918

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,067,686	6,204,424

Total liabilities and shareholders’ equity	$4,085,147	$6,209,342

Shares outstanding	300,000	450,000

Net asset value per share	$13.56	$13.79

Market value per share (Note 2)	$13.57	$13.77

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/10/20	3,440,921	$3,866,850	$3,899
Euro with UBS AG	07/10/20	4,020,302	4,517,946	(18,358)

			Total Unrealized Depreciation	$(14,459)

Contracts to Sell
Euro with UBS AG	07/10/20	(203,000)	$(228,129)	$530

			Total Unrealized Appreciation	$530

^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$192	$35,464	$15,993	$74,967

Expenses
Management fee	8,894	16,541	21,448	35,215

Total expenses	8,894	16,541	21,448	35,215

Net investment income (loss)	(8,702)	18,923	(5,455)	39,752

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(18,635)	(132,599)	(71,903)	(359,872)

Net realized gain (loss)	(18,635)	(132,599)	(71,903)	(359,872)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	97,408	208,561	(123,926)	(16,915)
Short-term U.S. government and agency obligations	—	16	(208)	7

Change in net unrealized appreciation (depreciation)	97,408	208,577	(124,134)	(16,908)

Net realized and unrealized gain (loss)	78,773	75,978	(196,037)	(376,780)

Net income (loss)	$70,071	$94,901	$(201,492)	$(337,028)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$3,949,142	$7,857,207	$6,204,424	$7,544,569

Addition of 50,000, –, 100,000 and 50,000 shares, respectively	698,183	—	1,368,038	744,567
Redemption of 50,000, 150,000, 250,000 and 150,000 shares, respectively	(649,710)	(2,150,938)	(3,303,284)	(2,150,938)

Net addition (redemption) of –, (150,000), (150,000) and (100,000) shares, respectively	48,473	(2,150,938)	(1,935,246)	(1,406,371)

Net investment income (loss)	(8,702)	18,923	(5,455)	39,752
Net realized gain (loss)	(18,635)	(132,599)	(71,903)	(359,872)
Change in net unrealized appreciation (depreciation)	97,408	208,577	(124,134)	(16,908)

Net income (loss)	70,071	94,901	(201,492)	(337,028)

Shareholders’ equity, end of period	$4,067,686	$5,801,170	$4,067,686	$5,801,170

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(201,492)	$(337,028)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,395,795)	(63,632,024)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,375,000	65,150,000
Net amortization and accretion on short-term U.S. government and agency obligations	(9,001)	(21,311)
Change in unrealized appreciation (depreciation) on investments	124,134	16,908
Decrease (Increase) in interest receivable	1,086	(2,836)
Increase (Decrease) in payable to Sponsor	(1,916)	(1,039)

Net cash provided by (used in) operating activities	3,892,016	1,172,670

Cash flow from financing activities
Proceeds from addition of shares	1,368,038	744,567
Payment on shares redeemed	(3,303,284)	(1,425,765)

Net cash provided by (used in) financing activities	(1,935,246)	(681,198)

Net increase (decrease) in cash	1,956,770	491,472
Cash, beginning of period	2,127,437	5,989,270

Cash, end of period	$4,084,207	$6,480,742

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $100,985,199 and $66,174,584, respectively)	$100,983,863	$66,177,998
Cash	27,563,204	36,455,823
Segregated cash balances with brokers for futures contracts	6,982,300	2,070,900
Segregated cash balances with brokers for swap agreements	18,488,802	—
Unrealized appreciation on swap agreements	10,650,992	5,890,260
Receivable on open futures contracts	1,127,308	170,073
Interest receivable	2,749	45,921

Total assets	165,799,218	110,810,975

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	110,168	84,943

Total liabilities	110,168	84,943

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	165,689,050	110,726,032

Total liabilities and shareholders’ equity	$165,799,218	$110,810,975

Shares outstanding	2,550,000	2,250,000

Net asset value per share	$64.98	$49.21

Market value per share (Note 2)	$64.83	$49.05

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20	$30,000,000	$29,998,374
0.114% due 08/13/20	37,000,000	36,994,254
0.154% due 09/03/20 †	34,000,000	33,991,235

Total short-term U.S. government and agency obligations
(cost $100,985,199)		$100,983,863

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures—COMEX, expires August 2020	721	$129,816,050	$4,288,184

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/20	$70,552,163	$3,728,155
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	07/06/20	69,644,070	3,680,169
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/20	61,364,755	3,242,668

			Total Unrealized Appreciation	$10,650,992

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$69,857	$409,424	$484,541	$825,009

Expenses
Management fee	333,463	178,772	628,874	380,350
Brokerage commissions	6,119	2,566	16,484	3,787
Brokerage fees	10,196	—	10,196	—

Total expenses	349,778	181,338	655,554	384,137

Net investment income (loss)	(279,921)	228,086	(171,013)	440,872

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,122,599	(364,225)	3,054,438	(371,978)
Swap agreements	1,242,729	3,852,180	22,808,946	3,161,915
Forward agreements	—	—	—	4,790,603
Short-term U.S. government and agency obligations	—	402	—	402

Net realized gain (loss)	4,365,328	3,488,357	25,863,384	7,580,942

Change in net unrealized appreciation (depreciation) on
Futures contracts	5,677,906	3,037,989	2,039,670	2,759,958
Swap agreements	20,275,792	5,644,340	4,760,732	6,364,233
Forward agreements	—	—	—	(4,253,301)
Short-term U.S. government and agency obligations	(60,686)	14,720	(4,750)	13,400

Change in net unrealized appreciation (depreciation)	25,893,012	8,697,049	6,795,652	4,884,290

Net realized and unrealized gain (loss)	30,258,340	12,185,406	32,659,036	12,465,232

Net income (loss)	$29,978,419	$12,413,492	$32,488,023	$12,906,104

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$128,481,796	$72,777,302	$110,726,032	$83,523,294

Addition of 300,000, 350,000, 1,450,000 and 400,000 shares, respectively	18,995,286	12,976,110	83,989,061	14,864,857
Redemption of 200,000, 350,000, 1,150,000 and 700,000 shares, respectively	(11,766,451)	(12,789,569)	(61,514,066)	(25,916,920)

Net addition (redemption) of 100,000, –, 300,000 and (300,000) shares, respectively	7,228,835	186,541	22,474,995	(11,052,063)

Net investment income (loss)	(279,921)	228,086	(171,013)	440,872
Net realized gain (loss)	4,365,328	3,488,357	25,863,384	7,580,942
Change in net unrealized appreciation (depreciation)	25,893,012	8,697,049	6,795,652	4,884,290

Net income (loss)	29,978,419	12,413,492	32,488,023	12,906,104

Shareholders’ equity, end of period	$165,689,050	$85,377,335	$165,689,050	$85,377,335

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$32,488,023	$12,906,104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(171,756,777)	(736,475,693)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	137,257,000	712,780,072
Net amortization and accretion on short-term U.S. government and agency obligations	(310,838)	(714,806)
Net realized gain (loss) on investments	—	(402)
Change in unrealized appreciation (depreciation) on investments	(4,755,982)	(2,124,332)
Decrease (Increase) in receivable on futures contracts	(957,235)	—
Decrease (Increase) in interest receivable	43,172	(4,373)
Increase (Decrease) in payable to Sponsor	25,225	(2,049)
Increase (Decrease) in payable on futures contracts	—	49,418

Net cash provided by (used in) operating activities	(7,967,412)	(13,586,061)

Cash flow from financing activities
Proceeds from addition of shares	83,989,061	14,864,857
Payment on shares redeemed	(61,514,066)	(29,629,574)

Net cash provided by (used in) financing activities	22,474,995	(14,764,717)

Net increase (decrease) in cash	14,507,583	(28,350,778)
Cash, beginning of period	38,526,723	41,098,043

Cash, end of period	$53,034,306	$12,747,265

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $110,983,611 and $135,537,081, respectively)	$110,982,105	$135,544,101
Cash	73,428,083	71,876,942
Segregated cash balances with brokers for futures contracts	18,232,000	7,181,720
Segregated cash balances with brokers for swap agreements	26,398,000	—
Unrealized appreciation on swap agreements	9,002,633	25,135,898
Receivable from capital shares sold	7,125,479	—
Receivable on open futures contracts	4,663,920	—
Interest receivable	7,211	91,720

Total assets	249,839,431	239,830,381

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	398,936
Payable to Sponsor	167,463	176,603

Total liabilities	167,463	575,539

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	249,671,968	239,254,842

Total liabilities and shareholders’ equity	$249,839,431	$239,830,381

Shares outstanding	8,446,526	7,546,526

Net asset value per share	$29.56	$31.70

Market value per share (Note 2)	$29.33	$31.65

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20 †	$30,000,000	$29,998,374
0.114% due 08/13/20 †	45,000,000	44,993,012
0.154% due 09/03/20 †	36,000,000	35,990,719

Total short-term U.S. government and agency obligations
(cost $110,983,611)		$110,982,105

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures—COMEX, expires September 2020	1,928	$179,660,680	$6,106,569
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/20	$135,066,136	$3,546,882
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	07/06/20	93,005,691	2,744,895
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/06/20	91,761,402	2,710,856

			Total Unrealized Appreciation	$9,002,633

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$138,315	$931,284	$914,602	$1,835,738

Expenses
Management fee	425,646	410,131	906,893	864,406
Brokerage commissions	26,966	9,085	45,174	13,702
Brokerage fees	20,946	—	20,946	3

Total expenses	473,558	419,216	973,013	878,111

Net investment income (loss)	(335,243)	512,068	(58,411)	957,627

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	19,483,543	(1,491,784)	9,841,567	(1,746,898)
Swap agreements	(8,097,230)	(6,523,969)	(2,152,908)	(25,333,438)
Forward agreements	—	—	—	32,366,374
Short-term U.S. government and agency obligations	—	1	—	132

Net realized gain (loss)	11,386,313	(8,015,752)	7,688,659	5,286,170

Change in net unrealized appreciation (depreciation) on
Futures contracts	4,631,606	1,736,022	382,020	737,490
Swap agreements	64,789,761	6,738,164	(16,133,265)	7,150,743
Forward agreements	—	—	—	(26,301,717)
Short-term U.S. government and agency obligations	(119,307)	27,203	(8,526)	24,547

Change in net unrealized appreciation (depreciation)	69,302,060	8,501,389	(15,759,771)	(18,388,937)

Net realized and unrealized gain (loss)	80,688,373	485,637	(8,071,112)	(13,102,767)

Net income (loss)	$80,353,130	$997,705	$(8,129,523)	$(12,145,140)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$129,785,536	$171,571,571	$239,254,842	$201,824,376

Addition of 1,500,000, 900,000, 2,250,000 and 1,300,000 shares, respectively	42,297,617	20,942,106	56,459,730	31,578,388
Redemption of 100,000, 650,000, 1,350,000 and 1,700,000 shares, respectively	(2,764,315)	(15,066,544)	(37,913,081)	(42,812,786)

Net addition (redemption) of 1,400,000, 250,000, 900,000 and (400,000) shares, respectively	39,533,302	5,875,562	18,546,649	(11,234,398)

Net investment income (loss)	(335,243)	512,068	(58,411)	957,627
Net realized gain (loss)	11,386,313	(8,015,752)	7,688,659	5,286,170
Change in net unrealized appreciation (depreciation)	69,302,060	8,501,389	(15,759,771)	(18,388,937)

Net income (loss)	80,353,130	997,705	(8,129,523)	(12,145,140)

Shareholders’ equity, end of period	$249,671,968	$178,444,838	$249,671,968	$178,444,838

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(8,129,523)	$(12,145,140)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(234,541,441)	(1,328,212,359)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	259,705,000	1,320,499,286
Net amortization and accretion on short-term U.S. government and agency obligations	(610,089)	(1,611,840)
Net realized gain (loss) on investments	—	(132)
Change in unrealized appreciation (depreciation) on investments	16,141,791	19,126,427
Decrease (Increase) in receivable on futures contracts	(4,663,920)	—
Decrease (Increase) in interest receivable	84,509	(47,723)
Increase (Decrease) in payable to Sponsor	(9,140)	(13,359)
Increase (Decrease) in payable on futures contracts	(398,936)	61,102

Net cash provided by (used in) operating activities	27,578,251	(2,343,738)

Cash flow from financing activities
Proceeds from addition of shares	49,334,251	31,578,388
Payment on shares redeemed	(37,913,081)	(42,812,786)

Net cash provided by (used in) financing activities	11,421,170	(11,234,398)

Net increase (decrease) in cash	38,999,421	(13,578,136)
Cash, beginning of period	79,058,662	51,907,742

Cash, end of period	$118,058,083	$38,329,606

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $96,986,029 and $179,736,532, respectively)	$96,985,173	$179,749,262
Cash	307,551,279	179,318,928
Segregated cash balances with brokers for futures contracts	533,199,791	175,258,401
Segregated cash balances with brokers for swap agreements	18,743,000	6,984,000
Receivable from capital shares sold	62,582,799	87,500
Receivable on open futures contracts	39,494,012	20,666,579
Interest receivable	29,624	212,666

Total assets	1,058,585,678	562,277,336

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	61,619,353	34,019,820
Brokerage commissions and fees payable	248,909	—
Payable to Sponsor	601,147	411,729
Unrealized depreciation on swap agreements	3,959,662	209,784

Total liabilities	66,429,071	34,641,333

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	992,156,607	527,636,003

Total liabilities and shareholders’ equity	$1,058,585,678	$562,277,336

Shares outstanding	30,130,912	41,630,912

Net asset value per share	$32.93	$12.67

Market value per share (Note 2)	$32.77	$12.89

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(10% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20	$50,000,000	$49,997,290
0.154% due 09/03/20	47,000,000	46,987,883

Total short-term U.S. government and agency obligations
(cost $96,986,029)		$96,985,173

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires July 2020	26,764	$826,338,500	$30,231,646
VIX Futures—Cboe, expires August 2020	19,103	607,952,975	(21,848,927)

			$8,382,719

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	1.03%	07/29/20	$52,525,586	$(3,959,662)

			Total Unrealized Depreciation	$(3,959,662)

^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$101,523	$2,683,047	$1,513,263	$4,101,153

Expenses
Management fee	1,293,878	1,356,237	2,677,153	2,321,769
Brokerage commissions	438,851	819,685	1,179,860	1,395,316
Brokerage fees	454,550	—	471,271	64
Non-recurring fees and expenses	—	—	—	27,508

Total expenses	2,187,279	2,175,922	4,328,284	3,744,657

Net investment income (loss)	(2,085,756)	507,125	(2,815,021)	356,496

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(70,710,151)	(50,930,493)	585,435,077	(217,066,694)
Swap agreements	(37,170,640)	(4,045,325)	32,769,363	(33,132,465)
Short-term U.S. government and agency obligations	—	(350)	—	(350)

Net realized gain (loss)	(107,880,791)	(54,976,168)	618,204,440	(250,199,509)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(143,576,454)	(37,254,397)	54,779,500	(77,769,752)
Swap agreements	18,224,215	(2,348,776)	(3,749,878)	(883,364)
Short-term U.S. government and agency obligations	(148,640)	40,081	(13,586)	32,041

Change in net unrealized appreciation (depreciation)	(125,500,879)	(39,563,092)	51,016,036	(78,621,075)

Net realized and unrealized gain (loss)	(233,381,670)	(94,539,260)	669,220,476	(328,820,584)

Net income (loss)	$(235,467,426)	$(94,032,135)	$666,405,455	$(328,464,088)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$592,820,492	$547,243,246	$527,636,003	$214,304,871

Addition of 24,850,000, 17,050,000, 34,750,000 and 32,200,000 shares, respectively	850,559,658	585,834,908	1,209,649,869	1,314,412,456
Redemption of 4,850,000, 13,650,000, 46,250,000 and 17,400,000 shares, respectively	(215,756,117)	(509,704,555)	(1,411,534,720)	(670,911,775)

Net addition (redemption) of 20,000,000, 3,400,000, (11,500,000) and 14,800,000 shares, respectively	634,803,541	76,130,353	(201,884,851)	643,500,681

Net investment income (loss)	(2,085,756)	507,125	(2,815,021)	356,496
Net realized gain (loss)	(107,880,791)	(54,976,168)	618,204,440	(250,199,509)
Change in net unrealized appreciation (depreciation)	(125,500,879)	(39,563,092)	51,016,036	(78,621,075)

Net income (loss)	(235,467,426)	(94,032,135)	666,405,455	(328,464,088)

Shareholders’ equity, end of period	$992,156,607	$529,341,464	$992,156,607	$529,341,464

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$666,405,455	$(328,464,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(295,430,934)	(4,484,535,007)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	379,000,000	4,370,237,635
Net amortization and accretion on short-term U.S. government and agency obligations	(818,563)	(1,027,843)
Net realized gain (loss) on investments	—	350
Change in unrealized appreciation (depreciation) on investments	3,763,464	851,323
Decrease (Increase) in receivable on futures contracts	(18,827,433)	(7,423,045)
Decrease (Increase) in interest receivable	183,042	(407,192)
Increase (Decrease) in payable to Sponsor	189,418	241,897
Increase (Decrease) in brokerage commissions and fees payable	248,909	—
Increase (Decrease) in payable on futures contracts	27,599,533	17,934,744

Net cash provided by (used in) operating activities	762,312,891	(432,591,226)

Cash flow from financing activities
Proceeds from addition of shares	1,147,154,570	1,305,852,193
Payment on shares redeemed	(1,411,534,720)	(670,911,775)

Net cash provided by (used in) financing activities	(264,380,150)	634,940,418

Net increase (decrease) in cash	497,932,741	202,349,192
Cash, beginning of period	361,561,329	202,920,595

Cash, end of period	$859,494,070	$405,269,787

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $1,808,030, respectively)	$—	$1,808,104
Cash	2,427,143	3,283,138
Segregated cash balances with brokers for foreign currency forward contracts	300,000	500,000
Unrealized appreciation on foreign currency forward contracts	39,430	—
Interest receivable	281	4,726

Total assets	2,766,854	5,595,968

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,168	4,475
Unrealized depreciation on foreign currency forward contracts	331	10,529

Total liabilities	2,499	15,004

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,764,355	5,580,964

Total liabilities and shareholders’ equity	$2,766,854	$5,595,968

Shares outstanding	49,970	99,970

Net asset value per share	$55.32	$55.83

Market value per share (Note 2)	$55.31	$55.83

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/10/20	336,014,517	$3,112,428	$22,496
Yen with UBS AG	07/10/20	274,932,756	2,546,639	16,934

			Total Unrealized Appreciation	$39,430

Contracts to Sell
Yen with UBS AG	07/10/20	(12,240,000)	$(113,377)	$(331)

			Total Unrealized Depreciation	$(331)

^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$62	$18,875	$8,929	$45,884

Expenses
Management fee	6,601	9,207	13,842	21,645

Total expenses	6,601	9,207	13,842	21,645

Net investment income (loss)	(6,539)	9,668	(4,913)	24,239

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(106,753)	171,283	(115,236)	93,976

Net realized gain (loss)	(106,753)	171,283	(115,236)	93,976

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	68,867	(16,099)	49,628	(128,696)
Short-term U.S. government and agency obligations	—	(352)	(74)	(352)

Change in net unrealized appreciation (depreciation)	68,867	(16,451)	49,554	(129,048)

Net realized and unrealized gain (loss)	(37,886)	154,832	(65,682)	(35,072)

Net income (loss)	$(44,425)	$164,500	$(70,595)	$(10,833)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$2,808,780	$5,563,510	$5,580,964	$5,751,716

Addition of –, 50,000, – and 100,000 shares, respectively	—	2,835,708	—	5,758,562
Redemption of –, 50,000, 50,000 and 100,000 shares, respectively	—	(2,756,321)	(2,746,014)	(5,692,048)

Net addition (redemption) of –, –, (50,000) and – shares, respectively	—	79,387	(2,746,014)	66,514

Net investment income (loss)	(6,539)	9,668	(4,913)	24,239
Net realized gain (loss)	(106,753)	171,283	(115,236)	93,976
Change in net unrealized appreciation (depreciation)	68,867	(16,451)	49,554	(129,048)

Net income (loss)	(44,425)	164,500	(70,595)	(10,833)

Shareholders’ equity, end of period	$2,764,355	$5,807,397	$2,764,355	$5,807,397

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(70,595)	$(10,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(99,700)	(40,320,918)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,911,000	36,350,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,270)	(9,569)
Change in unrealized appreciation (depreciation) on investments	(49,554)	129,048
Decrease (Increase) in interest receivable	4,445	(2,458)
Increase (Decrease) in payable to Sponsor	(2,307)	2,080

Net cash provided by (used in) operating activities	1,690,019	(3,862,650)

Cash flow from financing activities
Proceeds from addition of shares	—	8,605,138
Payment on shares redeemed	(2,746,014)	(5,692,048)

Net cash provided by (used in) financing activities	(2,746,014)	2,913,090

Net increase (decrease) in cash	(1,055,995)	(949,560)
Cash, beginning of period	3,783,138	2,726,531

Cash, end of period	$2,727,143	$1,776,971

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $3,931,268, respectively)	$—	$3,931,474
Cash	5,360,437	1,506,673
Segregated cash balances with brokers for futures contracts	322,740	211,200
Interest receivable	656	1,707

Total assets	5,683,833	5,651,054

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	65,387	37,725
Payable to Sponsor	4,404	4,717

Total liabilities	69,791	42,442

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,614,042	5,608,612

Total liabilities and shareholders’ equity	$5,683,833	$5,651,054

Shares outstanding	100,000	100,000

Net asset value per share	$56.14	$56.09

Market value per share (Note 2)	$56.06	$55.88

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures—CME, expires September 2020	163	$11,255,150	$161,350

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$42	$47,222	$20,096	$95,764

Expenses
Management fee	14,888	19,898	30,018	40,978
Brokerage commissions	1,339	1,429	2,838	3,102

Total expenses	16,227	21,327	32,856	44,080

Net investment income (loss)	(16,185)	25,895	(12,760)	51,684

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,037,904)	250,116	(366,954)	512,861

Net realized gain (loss)	(1,037,904)	250,116	(366,954)	512,861

Change in net unrealized appreciation (depreciation) on
Futures contracts	(562,236)	(74,786)	385,350	(652,001)
Short-term U.S. government and agency obligations	—	193	(206)	204

Change in net unrealized appreciation (depreciation)	(562,236)	(74,593)	385,144	(651,797)

Net realized and unrealized gain (loss)	(1,600,140)	175,523	18,190	(138,936)

Net income (loss)	$(1,616,325)	$201,418	$5,430	$(87,252)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$7,230,367	$8,162,647	$5,608,612	$11,060,333

Redemption of –, –, – and 50,000 shares, respectively	—	—	—	(2,609,016)

Net addition (redemption) of –, –, – and (50,000) shares, respectively	—	—	—	(2,609,016)

Net investment income (loss)	(16,185)	25,895	(12,760)	51,684
Net realized gain (loss)	(1,037,904)	250,116	(366,954)	512,861
Change in net unrealized appreciation (depreciation)	(562,236)	(74,593)	385,144	(651,797)

Net income (loss)	(1,616,325)	201,418	5,430	(87,252)

Shareholders’ equity, end of period	$5,614,042	$8,364,065	$5,614,042	$8,364,065

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$5,430	$(87,252)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(498,498)	(127,013,643)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,436,000	124,350,000
Net amortization and accretion on short-term U.S. government and agency obligations	(6,234)	(23,242)
Change in unrealized appreciation (depreciation) on investments	206	(204)
Decrease (Increase) in receivable on futures contracts	—	6,300
Decrease (Increase) in interest receivable	1,051	(3,206)
Increase (Decrease) in payable to Sponsor	(313)	(1,688)
Increase (Decrease) in payable on futures contracts	27,662	34,377

Net cash provided by (used in) operating activities	3,965,304	(2,738,558)

Cash flow from financing activities
Payment on shares redeemed	—	(2,609,016)

Net cash provided by (used in) financing activities	—	(2,609,016)

Net increase (decrease) in cash	3,965,304	(5,347,574)
Cash, beginning of period	1,717,873	10,754,381

Cash, end of period	$5,683,177	$5,406,807

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $62,196,121, respectively)	$—	$62,199,283
Cash	40,877,822	50,856,757
Segregated cash balances with brokers for futures contracts	46,872,390	7,239,420
Segregated cash balances with brokers for swap agreements	22,643,000	3,813,000
Receivable from capital shares sold	8,233,885	4,267,015
Receivable on open futures contracts	8,686,145	1,144,404
Interest receivable	4,786	54,165

Total assets	127,318,028	129,574,044

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	7,318,957	—
Payable to Sponsor	81,495	88,432
Unrealized depreciation on swap agreements	2,095,678	4,033,931

Total liabilities	9,496,130	4,122,363

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	117,821,898	125,451,681

Total liabilities and shareholders’ equity	$127,318,028	$129,574,044

Shares outstanding	6,439,884	10,289,884

Net asset value per share	$18.30	$12.19

Market value per share (Note 2)	$18.25	$12.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
WTI Crude Oil—NYMEX, expires September 2020	919	$36,153,460	$341,288
WTI Crude Oil—NYMEX, expires October 2020	1,990	78,565,200	(1,580)
WTI Crude Oil—NYMEX, expires December 2020	1,980	78,566,400	(4,013,856)

			$(3,674,148)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	5.00%	07/02/20	$(42,317,531)	$(2,095,678)

			Total Unrealized Depreciation	$(2,095,678)

^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$6,209	$424,765	$254,918	$786,536

Expenses
Management fee	348,900	190,096	551,269	356,422
Brokerage commissions	346,732	18,872	423,785	28,502
Brokerage fees	93,303	—	93,303	—

Total expenses	788,935	208,968	1,068,357	384,924

Net investment income (loss)	(782,726)	215,797	(813,439)	401,612

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,718,825)	(1,994,174)	(214,136)	(5,183,906)
Swap agreements	(228,522)	12,117,296	44,940,811	6,151,869
Short-term U.S. government and agency obligations	—	1,200	(20)	1,200

Net realized gain (loss)	(6,947,347)	10,124,322	44,726,655	969,163

Change in net unrealized appreciation (depreciation) on
Futures contracts	(55,392,539)	1,408,268	(555,459)	(4,822,648)
Swap agreements	(19,802,897)	(3,960,062)	1,938,253	(30,646,178)
Short-term U.S. government and agency obligations	(6,289)	8,300	(3,162)	7,098

Change in net unrealized appreciation (depreciation)	(75,201,725)	(2,543,494)	1,379,632	(35,461,728)

Net realized and unrealized gain (loss)	(82,149,072)	7,580,828	46,106,287	(34,492,565)

Net income (loss)	$(82,931,798)	$7,796,625	$45,292,848	$(34,090,953)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$100,094,023	$75,826,687	$125,451,681	$114,377,311

Addition of 19,000,000, 4,850,000, 22,350,000 and 8,250,000 shares, respectively	597,199,474	76,776,773	668,428,949	143,253,074
Redemption of 14,600,000, 5,300,000, 26,200,000 and 8,050,000 shares, respectively	(496,539,801)	(92,303,318)	(721,351,580)	(155,442,665)

Net addition (redemption) of 4,400,000, (450,000), (3,850,000) and 200,000 shares, respectively	100,659,673	(15,526,545)	(52,922,631)	(12,189,591)

Net investment income (loss)	(782,726)	215,797	(813,439)	401,612
Net realized gain (loss)	(6,947,347)	10,124,322	44,726,655	969,163
Change in net unrealized appreciation (depreciation)	(75,201,725)	(2,543,494)	1,379,632	(35,461,728)

Net income (loss)	(82,931,798)	7,796,625	45,292,848	(34,090,953)

Shareholders’ equity, end of period	$117,821,898	$68,096,767	$117,821,898	$68,096,767

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$45,292,848	$(34,090,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(32,897,274)	(1,262,653,154)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	95,246,647	1,254,901,091
Net amortization and accretion on short-term U.S. government and agency obligations	(153,272)	(575,172)
Net realized gain (loss) on investments	20	(1,200)
Change in unrealized appreciation (depreciation) on investments	(1,935,091)	30,639,080
Decrease (Increase) in receivable on futures contracts	(7,541,741)	133,867
Decrease (Increase) in interest receivable	49,379	(15,625)
Increase (Decrease) in payable to Sponsor	(6,937)	(38,028)
Increase (Decrease) in payable on futures contracts	7,318,957	211,556
Increase (Decrease) in securities purchased payable	—	9,949,576

Net cash provided by (used in) operating activities	105,373,536	(1,538,962)

Cash flow from financing activities
Proceeds from addition of shares	664,462,079	167,079,837
Payment on shares redeemed	(721,351,580)	(155,442,665)

Net cash provided by (used in) financing activities	(56,889,501)	11,637,172

Net increase (decrease) in cash	48,484,035	10,098,210
Cash, beginning of period	61,909,177	39,972,133

Cash, end of period	$110,393,212	$50,070,343

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,999,946 and $5,154,603, respectively)	$1,999,892	$5,154,876
Cash	18,133,181	4,438,331
Segregated cash balances with brokers for futures contracts	6,586,014	2,932,560
Receivable from capital shares sold	3,360,532	—
Interest receivable	1,217	6,522

Total assets	30,080,836	12,532,289

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,515,578	6,826
Payable to Sponsor	13,048	9,860

Total liabilities	1,528,626	16,686

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	28,552,210	12,515,603

Total liabilities and shareholders’ equity	$30,080,836	$12,532,289

Shares outstanding	424,832	324,832

Net asset value per share	$67.21	$38.53

Market value per share (Note 2)	$67.21	$38.82

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(7% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20	$2,000,000	$1,999,892

Total short-term U.S. government and agency obligations
(cost $1,999,946)		$1,999,892

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires September 2020	3,192	$57,104,880	$1,233,628

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$1,371	$48,278	$43,803	$108,153

Expenses
Management fee	36,607	20,378	69,037	49,069
Brokerage commissions	46,462	16,181	78,743	27,881
Brokerage fees	5,349	—	5,349	—

Total expenses	88,418	36,559	153,129	76,950

Net investment income (loss)	(87,047)	11,719	(109,326)	31,203

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,236,641	3,449,841	10,862,818	14,769,166
Short-term U.S. government and agency obligations	(550)	—	(550)	—

Net realized gain (loss)	5,236,091	3,449,841	10,862,268	14,769,166

Change in net unrealized appreciation (depreciation) on
Futures contracts	(2,773,687)	(546,368)	561,299	(10,862,913)
Short-term U.S. government and agency obligations	(952)	183	(327)	117

Change in net unrealized appreciation (depreciation)	(2,774,639)	(546,185)	560,972	(10,862,796)

Net realized and unrealized gain (loss)	2,461,452	2,903,656	11,423,240	3,906,370

Net income (loss)	$2,374,405	$2,915,375	$11,313,914	$3,937,573

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$17,419,933	$13,019,491	$12,515,603	$17,825,441

Addition of 650,000, 250,000, 1,200,000 and 500,000 shares, respectively	39,170,642	6,919,017	68,275,223	11,032,627
Redemption of 500,000, 700,000, 1,100,000 and 1,200,000 shares, respectively	(30,412,770)	(19,015,041)	(63,552,530)	(28,956,799)

Net addition (redemption) of 150,000, (450,000), 100,000 and (700,000) shares, respectively	8,757,872	(12,096,024)	4,722,693	(17,924,172)

Net investment income (loss)	(87,047)	11,719	(109,326)	31,203
Net realized gain (loss)	5,236,091	3,449,841	10,862,268	14,769,166
Change in net unrealized appreciation (depreciation)	(2,774,639)	(546,185)	560,972	(10,862,796)

Net income (loss)	2,374,405	2,915,375	11,313,914	3,937,573

Shareholders’ equity, end of period	$28,552,210	$3,838,842	$28,552,210	$3,838,842

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$11,313,914	$3,937,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(12,989,707)	(194,019,735)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	16,159,778	193,550,000
Net amortization and accretion on short-term U.S. government and agency obligations	(15,964)	(29,660)
Net realized gain (loss) on investments	550	—
Change in unrealized appreciation (depreciation) on investments	327	(117)
Decrease (Increase) in receivable on futures contracts	—	3,094,499
Decrease (Increase) in interest receivable	5,305	1,501
Increase (Decrease) in payable to Sponsor	3,188	(10,868)
Increase (Decrease) in payable on futures contracts	1,508,752	11,236

Net cash provided by (used in) operating activities	15,986,143	6,534,429

Cash flow from financing activities
Proceeds from addition of shares	64,914,691	11,032,627
Payment on shares redeemed	(63,552,530)	(33,278,387)

Net cash provided by (used in) financing activities	1,362,161	(22,245,760)

Net increase (decrease) in cash	17,348,304	(15,711,331)
Cash, beginning of period	7,370,891	18,756,222

Cash, end of period	$24,719,195	$3,044,891

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $74,988,779 and $78,586,073, respectively)	$74,987,908	$78,590,100
Cash	4,248,559	44,280,278
Unrealized appreciation on foreign currency forward contracts	—	115,751
Interest receivable	993	60,723

Total assets	79,237,460	123,046,852

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	63,541	99,508
Unrealized depreciation on foreign currency forward contracts	324,954	2,366,171

Total liabilities	388,495	2,465,679

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	78,848,965	120,581,173

Total liabilities and shareholders’ equity	$79,237,460	$123,046,852

Shares outstanding	2,950,000	4,500,000

Net asset value per share	$26.73	$26.80

Market value per share (Note 2)	$26.73	$26.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20 †	$25,000,000	$24,998,645
0.114% due 08/13/20	21,000,000	20,996,739
0.154% due 09/03/20 †	29,000,000	28,992,524

Total short-term U.S. government and agency obligations
(cost $74,988,779)		$74,987,908

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	07/10/20	24,450,000	$27,476,495	$(167,059)

				$(167,059)

Contracts to Sell
Euro with Goldman Sachs International	07/10/20	(42,027,263)	$(47,229,524)	$(47,617)
Euro with UBS AG	07/10/20	(123,240,199)	(138,495,242)	(110,278)

				$(157,895)

			Total Net Unrealized Depreciation	$(324,954)

†	All or partial amount pledged as collateral for foreign currency forward contracts.

^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$68,027	$805,304	$467,684	$1,579,922

Expenses
Management fee	213,631	334,048	477,073	674,193

Total expenses	213,631	334,048	477,073	674,193

Net investment income (loss)	(145,604)	471,256	(9,389)	905,729

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,285,868)	1,947,377	(1,238,585)	5,276,619
Short-term U.S. government and agency obligations	—	(7)	—	(7)

Net realized gain (loss)	(2,285,868)	1,947,370	(1,238,585)	5,276,612

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,212,465)	(3,873,835)	1,925,466	555,595
Short-term U.S. government and agency obligations	(57,218)	30,086	(4,898)	25,469

Change in net unrealized appreciation (depreciation)	(1,269,683)	(3,843,749)	1,920,568	581,064

Net realized and unrealized gain (loss)	(3,555,551)	(1,896,379)	681,983	5,857,676

Net income (loss)	$(3,701,155)	$(1,425,123)	$672,594	$6,763,405

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$93,194,599	$151,445,608	$120,581,173	$154,120,159

Addition of 150,000, 100,000, 350,000 and 350,000 shares, respectively	4,304,184	2,529,264	10,058,250	8,834,696
Redemption of 550,000, 700,000, 1,900,000 and 1,400,000 shares, respectively	(14,948,663)	(17,976,278)	(52,463,052)	(35,144,789)

Net addition (redemption) of (400,000), (600,000), (1,550,000) and (1,050,000) shares, respectively	(10,644,479)	(15,447,014)	(42,404,802)	(26,310,093)

Net investment income (loss)	(145,604)	471,256	(9,389)	905,729
Net realized gain (loss)	(2,285,868)	1,947,370	(1,238,585)	5,276,612
Change in net unrealized appreciation (depreciation)	(1,269,683)	(3,843,749)	1,920,568	581,064

Net income (loss)	(3,701,155)	(1,425,123)	672,594	6,763,405

Shareholders’ equity, end of period	$78,848,965	$134,573,471	$78,848,965	$134,573,471

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$672,594	$6,763,405
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(141,766,749)	(1,268,345,577)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	145,685,000	1,267,088,249
Net amortization and accretion on short-term U.S. government and agency obligations	(320,957)	(1,424,002)
Net realized gain (loss) on investments	—	7
Change in unrealized appreciation (depreciation) on investments	(1,920,568)	(581,064)
Decrease (Increase) in interest receivable	59,730	(12,166)
Increase (Decrease) in payable to Sponsor	(35,967)	(22,201)

Net cash provided by (used in) operating activities	2,373,083	3,466,651

Cash flow from financing activities
Proceeds from addition of shares	10,058,250	8,834,696
Payment on shares redeemed	(52,463,052)	(37,571,809)

Net cash provided by (used in) financing activities	(42,404,802)	(28,737,113)

Net increase (decrease) in cash	(40,031,719)	(25,270,462)
Cash, beginning of period	44,280,278	36,353,995

Cash, end of period	$4,248,559	$11,083,533

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $7,999,783 and $12,354,582, respectively)	$7,999,566	$12,355,192
Cash	5,155,435	8,993,715
Segregated cash balances with brokers for futures contracts	444,850	358,200
Segregated cash balances with brokers for swap agreements	3,541,400	544,000
Receivable on open futures contracts	13,574	—
Interest receivable	660	11,691

Total assets	17,155,485	22,262,798

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	46,320	25,211
Payable to Sponsor	13,153	17,218
Unrealized depreciation on swap agreements	1,244,969	1,172,809

Total liabilities	1,304,442	1,215,238

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,851,043	21,047,560

Total liabilities and shareholders’ equity	$17,155,485	$22,262,798

Shares outstanding	446,977	396,977

Net asset value per share	$35.46	$53.02

Market value per share (Note 2)	$35.57	$53.21

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20	$8,000,000	$7,999,566

Total short-term U.S. government and agency obligations
(cost $7,999,783)		$7,999,566

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures—COMEX, expires August 2020	46	$8,282,300	$(280,540)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/20	$(10,722,833)	$(569,683)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	07/06/20	(8,036,739)	(426,747)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/20	(4,678,097)	(248,539)

			Total Unrealized Depreciation	$(1,244,969)

^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*
Reflects the floating financing rate, as of June 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$2,259	$102,278	$63,280	$197,489

Expenses
Management fee	40,621	48,056	83,860	95,018
Brokerage commissions	1,659	1,640	3,763	2,418
Brokerage fees	1,365	—	1,365	—

Total expenses	43,645	49,696	88,988	97,436

Net investment income (loss)	(41,386)	52,582	(25,708)	100,053

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,667,192)	(665,001)	(3,695,858)	(677,942)
Swap agreements	(422,079)	(1,236,071)	(4,324,295)	(1,273,885)
Forward agreements	—	—	—	(1,118,149)
Short-term U.S. government and agency obligations	—	337	—	337

Net realized gain (loss)	(2,089,271)	(1,900,735)	(8,020,153)	(3,069,639)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(530,083)	(357,062)	111,030	(287,848)
Swap agreements	(2,106,843)	(1,001,817)	(72,160)	(1,183,904)
Forward agreements	—	—	—	990,786
Short-term U.S. government and agency obligations	(2,005)	1,867	(827)	1,980

Change in net unrealized appreciation (depreciation)	(2,638,931)	(1,357,012)	38,043	(478,986)

Net realized and unrealized gain (loss)	(4,728,202)	(3,257,747)	(7,982,110)	(3,548,625)

Net income (loss)	$(4,769,588)	$(3,205,165)	$(8,007,818)	$(3,448,572)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$20,569,044	$21,506,707	$21,047,560	$18,098,997

Addition of 150,000, 300,000, 350,000 and 400,000 shares, respectively	5,742,206	21,408,838	15,431,847	28,645,711
Redemption of 150,000, 300,000, 300,000 and 350,001 shares, respectively	(5,690,619)	(21,551,977)	(12,620,546)	(25,137,733)

Net addition (redemption) of –, –, 50,000 and 49,999 shares, respectively	51,587	(143,139)	2,811,301	3,507,978

Net investment income (loss)	(41,386)	52,582	(25,708)	100,053
Net realized gain (loss)	(2,089,271)	(1,900,735)	(8,020,153)	(3,069,639)
Change in net unrealized appreciation (depreciation)	(2,638,931)	(1,357,012)	38,043	(478,986)

Net income (loss)	(4,769,588)	(3,205,165)	(8,007,818)	(3,448,572)

Shareholders’ equity, end of period	$15,851,043	$18,158,403	$15,851,043	$18,158,403

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(8,007,818)	$(3,448,572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(14,982,323)	(321,841,257)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	19,371,000	313,978,906
Net amortization and accretion on short-term U.S. government and agency obligations	(33,878)	(106,009)
Net realized gain (loss) on investments	—	(337)
Change in unrealized appreciation (depreciation) on investments	72,987	191,138
Decrease (Increase) in receivable on futures contracts	(13,574)	1,700
Decrease (Increase) in interest receivable	11,031	945
Increase (Decrease) in payable to Sponsor	(4,065)	(2,611)
Increase (Decrease) in payable on futures contracts	21,109	44,120

Net cash provided by (used in) operating activities	(3,565,531)	(11,181,977)

Cash flow from financing activities
Proceeds from addition of shares	15,431,847	28,645,711
Payment on shares redeemed	(12,620,546)	(25,137,733)

Net cash provided by (used in) financing activities	2,811,301	3,507,978

Net increase (decrease) in cash	(754,230)	(7,673,999)
Cash, beginning of period	9,895,915	15,103,332

Cash, end of period	$9,141,685	$7,429,333

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $9,162,163, respectively)	$—	$9,162,867
Cash	7,756,303	5,300,012
Segregated cash balances with brokers for futures contracts	670,000	148,200
Segregated cash balances with brokers for swap agreements	2,145,000	1,198,000
Receivable on open futures contracts	104,420	4,800
Interest receivable	1,021	4,326

Total assets	10,676,744	15,818,205

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	137,520	18,516
Payable to Sponsor	9,768	11,622
Unrealized depreciation on swap agreements	383,831	1,953,904

Total liabilities	531,119	1,984,042

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,145,625	13,834,163

Total liabilities and shareholders’ equity	$10,676,744	$15,818,205

Shares outstanding	516,976	516,976

Net asset value per share	$19.62	$26.76

Market value per share (Note 2)	$19.77	$26.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures—COMEX, expires September 2020	74	$6,895,690	$(215,165)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/20	$(5,885,533)	$(175,594)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	07/06/20	(3,503,375)	(88,575)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/06/20	(4,010,780)	(119,662)

			Total Unrealized Depreciation	$(383,831)

^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$651	$86,447	$45,187	$156,561

Expenses
Management fee	25,749	41,444	62,885	78,655
Brokerage commissions	3,940	2,826	7,921	4,175
Brokerage fees	1,675	—	1,675	—

Total expenses	31,364	44,270	72,481	82,830

Net investment income (loss)	(30,713)	42,177	(27,294)	73,731

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(912,847)	351,043	1,007,162	146,509
Swap agreements	(2,964,892)	118,410	(4,042,661)	1,077,300
Forward agreements	—	—	—	(2,144,498)
Short-term U.S. government and agency obligations	—	78	—	78

Net realized gain (loss)	(3,877,739)	469,531	(3,035,499)	(920,611)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,735,991)	(462,919)	(132,984)	(19,394)
Swap agreements	(1,017,191)	(605,662)	1,570,073	(706,553)
Forward agreements	—	—	—	1,793,011
Short-term U.S. government and agency obligations	(889)	2,292	(704)	2,114

Change in net unrealized appreciation (depreciation)	(2,754,071)	(1,066,289)	1,436,385	1,069,178

Net realized and unrealized gain (loss)	(6,631,810)	(596,758)	(1,599,114)	148,567

Net income (loss)	$(6,662,523)	$(554,581)	$(1,626,408)	$222,298

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$18,887,831	$20,253,916	$13,834,163	$11,768,863

Addition of 600,000, 250,000, 800,000 and 550,000 shares, respectively	14,344,359	10,504,977	20,307,202	21,734,371
Redemption of 600,000, 400,000, 800,000 and 500,000 shares, respectively	(16,424,042)	(16,178,271)	(22,369,332)	(19,699,491)

Net addition (redemption) of –, (150,000), – and 50,000 shares, respectively	(2,079,683)	(5,673,294)	(2,062,130)	2,034,880

Net investment income (loss)	(30,713)	42,177	(27,294)	73,731
Net realized gain (loss)	(3,877,739)	469,531	(3,035,499)	(920,611)
Change in net unrealized appreciation (depreciation)	(2,754,071)	(1,066,289)	1,436,385	1,069,178

Net income (loss)	(6,662,523)	(554,581)	(1,626,408)	222,298

Shareholders’ equity, end of period	$10,145,625	$14,026,041	$10,145,625	$14,026,041

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(1,626,408)	$222,298
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,386,261)	(242,535,041)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	13,574,000	237,338,927
Net amortization and accretion on short-term U.S. government and agency obligations	(25,576)	(88,077)
Net realized gain (loss) on investments	—	(78)
Change in unrealized appreciation (depreciation) on investments	(1,569,369)	(1,088,572)
Decrease (Increase) in receivable on futures contracts	(99,620)	—
Decrease (Increase) in interest receivable	3,305	451
Increase (Decrease) in payable to Sponsor	(1,854)	760
Increase (Decrease) in payable on futures contracts	119,004	17,123

Net cash provided by (used in) operating activities	5,987,221	(6,132,209)

Cash flow from financing activities
Proceeds from addition of shares	20,307,202	21,734,371
Payment on shares redeemed	(22,369,332)	(19,699,491)

Net cash provided by (used in) financing activities	(2,062,130)	2,034,880

Net increase (decrease) in cash	3,925,091	(4,097,329)
Cash, beginning of period	6,646,212	10,276,096

Cash, end of period	$10,571,303	$6,178,767

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $20,998,466 and $25,541,523, respectively)	$20,998,047	$25,542,823
Cash	5,935,897	12,507,112
Segregated cash balances with brokers for foreign currency forward contracts	3,408,000	—
Unrealized appreciation on foreign currency forward contracts	—	95,899
Interest receivable	657	19,330

Total assets	30,342,601	38,165,164

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	22,577	32,844
Unrealized depreciation on foreign currency forward contracts	532,990	—

Total liabilities	555,567	32,844

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	29,787,034	38,132,320

Total liabilities and shareholders’ equity	$30,342,601	$38,165,164

Shares outstanding	399,290	499,290

Net asset value per share	$74.60	$76.37

Market value per share (Note 2)	$74.58	$76.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(70% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20	$17,000,000	$16,999,078
0.154% due 09/03/20 †	4,000,000	3,998,969

Total short-term U.S. government and agency obligations
(cost $20,998,466)		$20,998,047

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	07/10/20	667,860,000	$6,186,236	$(28,043)

				$(28,043)

Contracts to Sell
Yen with Goldman Sachs International	07/10/20	(1,888,338,165)	$(17,491,249)	$(126,422)
Yen with UBS AG	07/10/20	(5,209,742,875)	(48,256,671)	(378,525)

				$(504,947)

			Total Net Unrealized Depreciation	$(532,990)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$5,143	$298,433	$131,326	$590,801

Expenses
Management fee	64,430	122,990	148,867	247,784

Total expenses	64,430	122,990	148,867	247,784

Net investment income (loss)	(59,287)	175,443	(17,541)	343,017

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	110,748	(2,600,562)	(395,772)	(2,943,970)
Short-term U.S. government and agency obligations	–	–	–	(72)

Net realized gain (loss)	110,748	(2,600,562)	(395,772)	(2,944,042)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	70,456	273,224	(628,889)	2,706,941
Short-term U.S. government and agency obligations	(3,995)	10,458	(1,719)	10,421

Change in net unrealized appreciation (depreciation)	66,461	283,682	(630,608)	2,717,362

Net realized and unrealized gain (loss)	177,209	(2,316,880)	(1,026,380)	(226,680)

Net income (loss)	$117,922	$(2,141,437)	$(1,043,921)	$116,337

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$29,586,170	$49,650,541	$38,132,320	$55,363,675

Addition of 50,000, 50,000, 100,000 and 450,000 shares, respectively	3,849,992	3,859,717	7,806,745	34,403,213
Redemption of 50,000, 50,000, 200,000 and 550,000 shares, respectively	(3,767,050)	(3,673,476)	(15,108,110)	(42,187,880)

Net addition (redemption) of –, –, (100,000) and (100,000) shares, respectively	82,942	186,241	(7,301,365)	(7,784,667)

Net investment income (loss)	(59,287)	175,443	(17,541)	343,017
Net realized gain (loss)	110,748	(2,600,562)	(395,772)	(2,944,042)
Change in net unrealized appreciation (depreciation)	66,461	283,682	(630,608)	2,717,362

Net income (loss)	117,922	(2,141,437)	(1,043,921)	116,337

Shareholders’ equity, end of period	$29,787,034	$47,695,345	$29,787,034	$47,695,345

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(1,043,921)	$116,337
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(33,756,620)	(601,357,534)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	38,374,000	596,730,872
Net amortization and accretion on short-term U.S. government and agency obligations	(74,323)	(485,636)
Net realized gain (loss) on investments	–	72
Change in unrealized appreciation (depreciation) on investments	630,608	(2,717,362)
Decrease (Increase) in interest receivable	18,673	(4,985)
Increase (Decrease) in payable to Sponsor	(10,267)	(11,346)

Net cash provided by (used in) operating activities	4,138,150	(7,729,582)

Cash flow from financing activities
Proceeds from addition of shares	7,806,745	34,403,213
Payment on shares redeemed	(15,108,110)	(42,187,880)

Net cash provided by (used in) financing activities	(7,301,365)	(7,784,667)

Net increase (decrease) in cash	(3,163,215)	(15,514,249)
Cash, beginning of period	12,507,112	23,570,254

Cash, end of period	$9,343,897	$8,056,005

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $32,995,003 and $13,979,509, respectively)	$32,994,750	$13,980,559
Cash	18,693,389	27,654,022
Segregated cash balances with brokers for futures contracts	9,243,500	5,476,631
Interest receivable	2,264	34,527

Total assets	60,933,903	47,145,739

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,795,993	1,129,877
Brokerage commissions and fees payable	7,125	–
Payable to Sponsor	45,315	29,278

Total liabilities	1,848,433	1,159,155

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	59,085,470	45,986,584

Total liabilities and shareholders’ equity	$60,933,903	$47,145,739

Shares outstanding	1,462,403	2,162,403

Net asset value per share	$40.40	$21.27

Market value per share (Note 2)	$40.24	$21.29

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(56% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 07/16/20	$16,000,000	$15,999,133
0.154% due 09/03/20	17,000,000	16,995,617

Total short-term U.S. government and agency obligations
(cost $32,995,003)		$32,994,750

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2020	378	$12,540,150	$1,143,803
VIX Futures - Cboe, expires November 2020	647	19,782,025	207,043
VIX Futures - Cboe, expires December 2020	647	18,811,525	268,939
VIX Futures - Cboe, expires January 2021	270	7,944,750	(229,970)

			$1,389,815

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$27,603	$225,718	$185,901	$491,131

Expenses
Management fee	124,276	82,759	218,560	188,570
Brokerage commissions	16,684	9,353	32,623	19,689
Brokerage fees	20,356	–	20,511	–

Total expenses	161,316	92,112	271,694	208,259

Net investment income (loss)	(133,713)	133,606	(85,793)	282,872

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	13,196,415	(2,853,271)	20,952,940	(7,055,291)
Short-term U.S. government and agency obligations	–	8	–	8

Net realized gain (loss)	13,196,415	(2,853,263)	20,952,940	(7,055,283)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(12,292,490)	1,993,991	3,670,640	(4,431,788)
Short-term U.S. government and agency obligations	(21,043)	7,134	(1,303)	6,464

Change in net unrealized appreciation (depreciation)	(12,313,533)	2,001,125	3,669,337	(4,425,324)

Net realized and unrealized gain (loss)	882,882	(852,138)	24,622,277	(11,480,607)

Net income (loss)	$749,169	$(718,532)	$24,536,484	$(11,197,735)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$45,034,386	$51,126,469	$45,986,584	$56,299,121

Addition of 725,000, 275,000, 1,100,000 and 775,000 shares, respectively	29,558,030	5,983,730	40,266,091	17,352,765
Redemption of 425,000, 875,000, 1,800,000 and 1,125,000 shares, respectively	(16,256,115)	(18,635,258)	(51,703,689)	(24,697,742)

Net addition (redemption) of 300,000, (600,000), (700,000) and (350,000) shares, respectively	13,301,915	(12,651,528)	(11,437,598)	(7,344,977)

Net investment income (loss)	(133,713)	133,606	(85,793)	282,872
Net realized gain (loss)	13,196,415	(2,853,263)	20,952,940	(7,055,283)
Change in net unrealized appreciation (depreciation)	(12,313,533)	2,001,125	3,669,337	(4,425,324)

Net income (loss)	749,169	(718,532)	24,536,484	(11,197,735)

Shareholders’ equity, end of period	$59,085,470	$37,756,409	$59,085,470	$37,756,409

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$24,536,484	$(11,197,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(56,521,597)	(1,129,300,462)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	37,600,000	1,110,779,598
Net amortization and accretion on short-term U.S. government and agency obligations	(93,897)	(200,869)
Net realized gain (loss) on investments	–	(8)
Change in unrealized appreciation (depreciation) on investments	1,303	(6,464)
Decrease (Increase) in interest receivable	32,263	318
Increase (Decrease) in payable to Sponsor	16,037	(9,196)
Increase (Decrease) in brokerage commissions and fees payable	7,125	–
Increase (Decrease) in payable on futures contracts	666,116	88,477

Net cash provided by (used in) operating activities	6,243,834	(29,846,341)

Cash flow from financing activities
Proceeds from addition of shares	40,266,091	17,352,765
Payment on shares redeemed	(51,703,689)	(25,372,574)

Net cash provided by (used in) financing activities	(11,437,598)	(8,019,809)

Net increase (decrease) in cash	(5,193,764)	(37,866,150)
Cash, beginning of period	33,130,653	57,542,424

Cash, end of period	$27,936,889	$19,676,274

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $62,990,329 and $96,862,355, respectively)	$62,989,867	$96,868,817
Cash	83,942,545	87,829,341
Segregated cash balances with brokers for futures contracts	82,570,700	107,106,000
Receivable on open futures contracts	–	909,042
Interest receivable	8,478	123,538

Total assets	229,511,590	292,836,738

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	7,974,073	12,920,593
Brokerage commissions and fees payable	38,382	–
Payable to Sponsor	155,960	123,642

Total liabilities	8,168,415	13,044,235

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	221,343,175	279,792,503

Total liabilities and shareholders’ equity	$229,511,590	$292,836,738

Shares outstanding	7,926,317	22,751,317

Net asset value per share	$27.93	$12.30

Market value per share (Note 2)	$27.76	$12.43

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(28% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.070% due 07/16/20	$30,000,000	$29,998,374
0.150% due 09/03/20	33,000,000	32,991,493

Total short-term U.S. government and agency obligations
(cost $62,990,329)		$62,989,867

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2020	4,125	$127,359,375	$4,227,596
VIX Futures - Cboe, expires August 2020	2,943	93,660,975	(3,581,409)

			$646,187

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$122,772	$1,284,160	$1,082,847	$2,136,366

Expenses
Management fee	398,044	486,543	1,024,560	848,246
Brokerage commissions	60,097	70,747	244,857	83,182
Brokerage fees	108,253	2,268	113,027	3,634

Total expenses	566,394	559,558	1,382,444	935,062

Net investment income (loss)	(443,622)	724,602	(299,597)	1,201,304

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(845,717)	(11,288,249)	324,892,071	(66,194,833)
Short-term U.S. government and agency obligations	–	1,729	–	1,729

Net realized gain (loss)	(845,717)	(11,286,520)	324,892,071	(66,193,104)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(51,742,832)	(11,833,396)	16,040,198	(33,113,187)
Short-term U.S. government and agency obligations	(126,138)	37,095	(6,924)	32,655

Change in net unrealized appreciation (depreciation)	(51,868,970)	(11,796,301)	16,033,274	(33,080,532)

Net realized and unrealized gain (loss)	(52,714,687)	(23,082,821)	340,925,345	(99,273,636)

Net income (loss)	$(53,158,309)	$(22,358,219)	$340,625,748	$(98,072,332)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$223,055,354	$203,503,203	$279,792,503	$149,547,115

Addition of 3,875,000, 5,900,000, 10,675,000 and 12,125,000 shares, respectively	108,202,585	129,284,145	186,459,674	303,419,296
Redemption of 1,825,000, 2,825,000, 25,500,000 and 4,475,000 shares, respectively	(56,756,455)	(69,956,001)	(585,534,750)	(114,420,951)

Net addition (redemption) of 2,050,000, 3,075,000, (14,825,000) and 7,650,000 shares, respectively	51,446,130	59,328,144	(399,075,076)	188,998,345

Net investment income (loss)	(443,622)	724,602	(299,597)	1,201,304
Net realized gain (loss)	(845,717)	(11,286,520)	324,892,071	(66,193,104)
Change in net unrealized appreciation (depreciation)	(51,868,970)	(11,796,301)	16,033,274	(33,080,532)

Net income (loss)	(53,158,309)	(22,358,219)	340,625,748	(98,072,332)

Shareholders’ equity, end of period	$221,343,175	$240,473,128	$221,343,175	$240,473,128

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$340,625,748	$(98,072,332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(200,571,287)	(1,341,150,168)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	235,000,000	1,310,835,959
Net amortization and accretion on short-term U.S. government and agency obligations	(556,687)	(1,511,767)
Net realized gain (loss) on investments	–	(1,729)
Change in unrealized appreciation (depreciation) on investments	6,924	(32,655)
Decrease (Increase) in receivable on futures contracts	909,042	(3,752,001)
Decrease (Increase) in interest receivable	115,060	(129,329)
Increase (Decrease) in payable to Sponsor	32,318	35,914
Increase (Decrease) in brokerage commissions and fees payable	38,382	–
Increase (Decrease) in payable on futures contracts	(4,946,520)	4,113,888

Net cash provided by (used in) operating activities	370,652,980	(129,664,220)

Cash flow from financing activities
Proceeds from addition of shares	186,459,674	303,419,296
Payment on shares redeemed	(585,534,750)	(114,420,951)

Net cash provided by (used in) financing activities	(399,075,076)	188,998,345

Net increase (decrease) in cash	(28,422,096)	59,334,125
Cash, beginning of period	194,935,341	39,393,419

Cash, end of period	$166,513,245	$98,727,544

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $651,899,914 and $1,084,860,512, respectively)	$651,893,780	$1,084,925,128
Cash	1,380,589,849	770,114,050
Segregated cash balances with brokers for futures contracts	1,494,513,518	406,121,155
Segregated cash balances with brokers for foreign currency forward contracts	4,208,000	1,421,000
Segregated cash balances with brokers for swap agreements	315,533,979	12,539,000
Unrealized appreciation on swap agreements	29,691,948	52,840,748
Unrealized appreciation on foreign currency forward contracts	39,960	321,647
Receivable from capital shares sold	81,302,695	4,354,515
Securities sold receivable	3,718,972	3,883
Receivable on open futures contracts	325,541,218	85,104,325
Interest receivable	150,887	978,751

Total assets	4,287,184,806	2,418,724,202

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	72,460,997	–
Payable on open futures contracts	149,973,285	50,904,424
Brokerage commissions and fees payable	447,958	–
Payable to Sponsor	2,987,002	1,747,549
Unrealized depreciation on swap agreements	7,684,140	7,370,428
Unrealized depreciation on foreign currency forward contracts	872,734	2,376,700

Total liabilities	234,426,116	62,399,101

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,052,758,690	2,356,325,101

Total liabilities and shareholders’ equity	$4,287,184,806	$2,418,724,202

Shares outstanding	132,976,695	110,924,568

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS*
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest	$1,023,264	$12,441,899	$8,522,978	$22,661,481
Expenses
Management fee	7,818,372	5,590,948	13,657,176	10,865,254
Brokerage commissions	2,257,884	1,343,088	4,004,340	2,279,692
Brokerage fees	1,697,175	2,268	1,748,553	3,725
Non-recurring fees and expenses	–	–	–	426,058

Total expenses	11,773,431	6,936,304	19,410,069	13,574,729

Net investment income (loss)	(10,750,167)	5,505,595	(10,887,091)	9,086,752

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(33,459,658)	(52,045,375)	281,718,169	(193,698,394)
Swap agreements	(688,092,389)	(26,503,275)	(967,431,474)	(13,336,438)
Options	–	–	(9,707,000)	–
Forward agreements	–	–	–	33,894,330
Foreign currency forward contracts	(2,300,508)	(614,501)	(1,821,496)	2,066,753
Short-term U.S. government and agency obligations	120,464	8,687	296,898	8,934

Net realized gain (loss)	(723,732,091)	(79,154,464)	(696,944,903)	(171,064,815)

Change in net unrealized appreciation (depreciation) on
Futures contracts	148,611,325	(56,589,018)	428,141,480	(30,587,778)
Swap agreements	317,649,402	22,108,816	(23,462,512)	116,817,602
Forward agreements	–	–	–	(27,771,221)
Foreign currency forward contracts	(975,734)	(3,408,149)	1,222,279	3,116,925
Short-term U.S. government and agency obligations	(1,031,867)	303,278	(70,750)	269,122

Change in net unrealized appreciation (depreciation)	464,253,126	(37,585,073)	405,830,497	61,844,650

Net realized and unrealized gain (loss)	(259,478,965)	(116,739,537)	(291,114,406)	(109,220,165)

Net income (loss)	$(270,229,132)	$(111,233,942)	$(302,001,497)	$(100,133,413)

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY*
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$2,746,301,966	$2,454,119,778	$2,356,325,101	$1,943,975,025

Addition of 131,642,000, 33,564,000, 378,422,000 and 63,101,000 shares, respectively	3,679,537,876	1,089,445,005	6,764,199,037	2,297,433,693
Redemption of 248,554,873, 31,061,000, 356,369,873 and 46,416,001 shares, respectively	(2,102,852,020)	(1,149,431,925)	(4,765,763,951)	(1,858,376,389)

Net addition (redemption) of (116,912,873), 2,503,000, 22,052,127 and 16,684,999 shares, respectively	1,576,685,856	(59,986,920)	1,998,435,086	439,057,304

Net investment income (loss)	(10,750,167)	5,505,595	(10,887,091)	9,086,752
Net realized gain (loss)	(723,732,091)	(79,154,464)	(696,944,903)	(171,064,815)
Change in net unrealized appreciation (depreciation)	464,253,126	(37,585,073)	405,830,497	61,844,650

Net income (loss)	(270,229,132)	(111,233,942)	(302,001,497)	(100,133,413)

Shareholders’ equity, end of period	$4,052,758,690	$2,282,898,916	$4,052,758,690	$2,282,898,916

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS*
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(302,001,497)	$(100,133,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,127,562,658)	(24,165,419,304)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,565,919,168	23,771,662,537
Net amortization and accretion on short-term U.S. government and agency obligations	(5,099,914)	(13,916,032)
Net realized gain (loss) on investments	(296,898)	(8,934)
Change in unrealized appreciation (depreciation) on investments	22,310,983	(92,432,428)
Decrease (Increase) in securities sold receivable	(3,715,089)	–
Decrease (Increase) in receivable on futures contracts	(240,436,893)	(24,471,965)
Decrease (Increase) in interest receivable	827,864	(816,489)
Increase (Decrease) in payable to Sponsor	1,240,353	148,440
Increase (Decrease) in brokerage commissions and fees payable	447,958	–
Increase (Decrease) in payable on futures contracts	99,068,861	12,863,394
Increase (Decrease) in securities purchased payable	–	9,949,576
Increase (Decrease) in non-recurring fees and expenses payable	–	45,949

Net cash provided by (used in) operating activities	10,702,238	(602,528,669)

Cash flow from financing activities
Proceeds from addition of shares	6,687,250,857	2,333,664,338
Payment on shares redeemed	(4,693,302,954)	(1,856,748,399)

Net cash provided by (used in) financing activities	1,993,947,903	476,915,939

Net increase (decrease) in cash	2,004,650,141	(125,612,730)
Cash, beginning of period	1,190,195,205	1,098,678,257

Cash, end of period	$3,194,845,346	$973,065,527

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2020, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
On March 15, 2020 ProShares Capital Management LLC announced that it planned to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD), together, the “liquidated funds”. The last day the liquidated funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidation were sent to shareholders on April 3, 2020 (the “Distribution Date”). From March 30, 2020 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on April 3, 2020.
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

Share Splits and Reverse Share Splits
The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2019 and during the six months ended June 30, 2020. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra Bloomberg Crude Oil	April 20, 2020	1-for-25 reverse Share split	April 21, 2020
ProShares Ultra Bloomberg Natural Gas	April 20, 2020	1-for-10 reverse Share split	April 21, 2020
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
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Each Fund is an investment company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services — Investment Companies. “ As such, the Funds follow the investment company accounting and reporting guidance. The following is a summary of significant accounting policies followed by each Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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

Statement of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2020 and 2019, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2020 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date

UltraShort Silver, Ultra Silver	1:00 p.m.	1:25 p.m.	June 30, 2020
UltraShort Gold, Ultra Gold	1:00 p.m.	1:30 p.m.	June 30, 2020
UltraShort Bloomberg Crude Oil,
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	June 30, 2020
UltraShort Bloomberg Natural Gas,
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30, 2020
UltraShort Australian Dollar	3:00 p.m.	4:00 p.m.	June 30, 2020
Short Euro,
UltraShort Euro,
Ultra Euro	3:00 p.m.	4:00 p.m.	June 30, 2020
UltraShort Yen,
Ultra Yen	3:00 p.m.	4:00 p.m.	June 30, 2020
VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 30, 2020
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	June 30, 2020

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2020.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2020.
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

The following table summarizes the valuation of investments at June 30, 2020 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$32,520	$–	$–	$32,520
ProShares Short VIX Short-Term Futures ETF	$124,974,901	$9,011,878	$–	$–	$133,986,779
ProShares Ultra Bloomberg Crude Oil	—	351,312,965	—	10,038,323	361,351,288
ProShares Ultra Bloomberg Natural Gas	15,997,708	(2,234,434)	—	—	13,763,274
ProShares Ultra Euro	—	—	(13,929)	—	(13,929)
ProShares Ultra Gold	100,983,863	4,288,184	—	10,650,992	115,923,039
ProShares Ultra Silver	110,982,105	6,106,569	—	9,002,633	126,091,307
ProShares Ultra VIX Short-Term Futures ETF	96,985,173	8,382,719	—	(3,959,662)	101,408,230
ProShares Ultra Yen	—	—	39,099	—	39,099
ProShares UltraShort Australian Dollar	—	161,350	—	—	161,350
ProShares UltraShort Bloomberg Crude Oil	—	(3,674,148)	—	(2,095,678)	(5,769,826)
ProShares UltraShort Bloomberg Natural Gas	1,999,892	1,233,628	—	—	3,233,520
ProShares UltraShort Euro	74,987,908	—	(324,954)	—	74,662,954
ProShares UltraShort Gold	7,999,566	(280,540)	—	(1,244,969)	6,474,057
ProShares UltraShort Silver	—	(215,165)	—	(383,831)	(598,996)
ProShares UltraShort Yen	20,998,047	—	(532,990)	—	20,465,057
ProShares VIX Mid-Term Futures ETF	32,994,750	1,389,815	—	—	34,384,565
ProShares VIX Short-Term Futures ETF	62,989,867	646,187	—	—	63,636,054

Total Trust	$651,893,780	$376,161,528	$(832,774)	$22,007,808	$1,049,230,342

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
The following table summarizes the valuation of investments at December 31, 2019 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$745,805	$(14,000)	$—	$—	$731,805
ProShares Short VIX Short-Term Futures ETF	56,929,436	10,254,872	—	—	67,184,308
ProShares Ultra Bloomberg Crude Oil	200,115,463	765,575	—	21,814,590	222,695,628
ProShares Ultra Bloomberg Natural Gas	27,530,314	(2,652,228)	—	—	24,878,086
ProShares Ultra Euro	3,970,412	—	109,997	—	4,080,409
ProShares Ultra Gold	66,177,998	2,248,514	—	5,890,260	74,316,772
ProShares Ultra Silver	135,544,101	5,724,549	—	25,135,898	166,404,548
ProShares Ultra VIX Short-Term Futures ETF	179,749,262	(46,396,781)	—	(209,784)	133,142,697
ProShares Ultra Yen	1,808,104	—	(10,529)	—	1,797,575
ProShares UltraPro 3x Crude Oil ETF	47,193,110	7,266,550	—	—	54,459,660
ProShares UltraPro 3x Short Crude Oil ETF	57,375,132	(8,358,056)	—	—	49,017,076
ProShares UltraShort Australian Dollar	3,931,474	(224,000)	—	—	3,707,474
ProShares UltraShort Bloomberg Crude Oil	62,199,283	(3,118,689)	—	(4,033,931)	55,046,663
ProShares UltraShort Bloomberg Natural Gas	5,154,876	672,329	—	—	5,827,205
ProShares UltraShort Euro	78,590,100	—	(2,250,420)	—	76,339,680
ProShares UltraShort Gold	12,355,192	(391,570)	—	(1,172,809)	10,790,813
ProShares UltraShort Silver	9,162,867	(82,181)	—	(1,953,904)	7,126,782
ProShares UltraShort Yen	25,542,823	—	95,899	—	25,638,722
ProShares VIX Mid-Term Futures ETF	$13,980,559	$(2,280,825)	$—	$—	$11,699,734
ProShares VIX Short-Term Futures ETF	96,868,817	(15,394,011)	—	—	81,474,806

Total Trust	$1,084,925,128	$(51,979,952)	$(2,055,053)	$45,470,320	$1,076,360,443

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2020 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2020, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2020, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of June 30, 2020

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$9,011,878	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		39,494,012	*		65,579,015	*
	ProShares VIX Mid-Term Futures ETF		1,619,785	*		229,970	*
	ProShares VIX Short-Term Futures ETF		4,227,596	*		3,581,409	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		361,645,656	*		294,368	*
	ProShares Ultra Bloomberg Natural Gas		1,683,304	*		—
	ProShares Ultra Gold		14,939,176	*		—
	ProShares Ultra Silver		13,666,553	*		—
	ProShares UltraShort Bloomberg Crude Oil		341,288	*		6,111,114	*
	ProShares UltraShort Bloomberg Natural Gas		1,233,628	*		—
	ProShares UltraShort Gold		—			1,525,509	*
	ProShares UltraShort Silver		—			598,996	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		32,520	*		–—
	ProShares Ultra Euro		530			14,459
	ProShares Ultra Yen		39,430			331
	ProShares UltraShort Australian Dollar		—			65,387	*
	ProShares UltraShort Euro		—			324,954
	ProShares UltraShort Yen		—			532,990

		Total Trust	$447,935,356	*		$78,858,502	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2019

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$10,424,889	*		$170,017	*
	ProShares Ultra VIX Short-Term Futures ETF		—			46,606,565	*
	ProShares VIX Mid-Term Futures ETF		6,130	*		2,286,955	*
	ProShares VIX Short-Term Futures ETF		—			15,394,011	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		22,580,165	*		—
	ProShares Ultra Bloomberg Natural Gas		—			2,652,228	*
	ProShares Ultra Gold		8,138,774	*		—
	ProShares Ultra Silver		30,860,447	*		—
	ProShares UltraPro 3x Crude Oil ETF		7,266,550	*		—
	ProShares UltraPro 3x Short Crude Oil ETF		—			8,358,056	*
	ProShares UltraShort Bloomberg Crude Oil		—			7,152,620	*
	ProShares UltraShort Bloomberg Natural Gas		672,329	*		—
	ProShares UltraShort Gold		—			1,564,379	*
	ProShares UltraShort Silver		—			2,036,085	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			14,000	*
	ProShares Ultra Euro		109,997			—
	ProShares Ultra Yen		—			10,529
	ProShares UltraShort Australian Dollar		—			224,000	*
	ProShares UltraShort Euro		115,751			2,366,171
	ProShares UltraShort Yen		95,899			—

		Total Trust	$80,270,931	*		$88,835,616	*

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June 30, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$54,615,763	$(22,216,796)
		ProShares Ultra VIX Short-Term Futures ETF	(107,880,791)	(125,352,239)
		ProShares VIX Mid-Term Futures ETF	13,196,415	(12,292,490)
		ProShares VIX Short-Term Futures ETF	(845,717)	(51,742,832)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	$(671,542,557)	$661,547,673
		ProShares Ultra Bloomberg Natural Gas	(16,111,161)	4,884,617
		ProShares Ultra Gold	4,365,328	25,953,698
		ProShares Ultra Silver	11,386,313	69,421,367
		ProShares UltraShort Bloomberg Crude Oil	(6,947,347)	(75,195,436)
		ProShares UltraShort Bloomberg Natural Gas	5,236,641	(2,773,687)
		ProShares UltraShort Gold	(2,089,271)	(2,636,926)
		ProShares UltraShort Silver	(3,877,739)	(2,753,182)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	$(20,020)	$(20,804)
		ProShares Ultra Euro	(18,635)	97,408
		ProShares Ultra Yen	(106,753)	68,867
		ProShares UltraShort Australian Dollar	(1,037,904)	(562,236)
		ProShares UltraShort Euro	(2,285,868)	(1,212,465)
		ProShares UltraShort Yen	110,748	70,456

		Total Trust	$(723,852,555)	$465,284,993

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June 30, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(189,684,841)	$(1,242,994)
		ProShares Ultra VIX Short-Term Futures ETF	618,204,440	51,029,622
		ProShares VIX Mid-Term Futures ETF	20,952,940	3,670,640
		ProShares VIX Short-Term Futures ETF	324,892,071	16,040,198
Commodities Contracts	Net realized gain (loss) on futures contracts , options and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(1,177,133,823)	338,771,123
		ProShares Ultra Bloomberg Natural Gas	(38,930,766)	417,794
		ProShares Ultra Gold	25,863,384	6,800,402
		ProShares Ultra Silver	7,688,659	(15,751,245)
		ProShares UltraPro 3x Crude Oil ETF*	(414,693,599)	(7,266,550)
		ProShares UltraPro 3x Short Crude Oil ETF*	83,293,001	8,358,056
		ProShares UltraShort Bloomberg Crude Oil	44,726,675	1,382,794
		ProShares UltraShort Bloomberg Natural Gas	10,862,818	561,299
		ProShares UltraShort Gold	(8,020,153)	38,870
		ProShares UltraShort Silver	(3,035,499)	1,437,089
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(38,658)	46,520
		ProShares Ultra Euro	(71,903)	(123,926)
		ProShares Ultra Yen	(115,236)	49,628
		ProShares UltraShort Australian Dollar	(366,954)	385,350
		ProShares UltraShort Euro	(1,238,585)	1,925,466
		ProShares UltraShort Yen	(395,772)	(628,889)

		Total Trust	$(697,241,801)	$405,901,247

* The operations include
the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively
.

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June 30, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$11,427,596	$4,538,343
		ProShares Ultra VIX Short-Term Futures ETF	(54,975,818)	(39,603,173)
		ProShares VIX Mid-Term Futures ETF	(2,853,271)	1,993,991
		ProShares VIX Short-Term Futures ETF	(11,288,249)	(11,833,396)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	$(25,911,476)	$14,087,183
		ProShares Ultra Bloomberg Natural Gas	(7,976,053)	(671,150)
		ProShares Ultra Gold	3,487,955	8,682,329
		ProShares Ultra Silver	(8,015,753)	8,474,186
		ProShares UltraPro 3x Crude Oil ETF	3,901,537	(13,232,019)
		ProShares UltraPro 3x Short Crude Oil ETF	1,186,904	(1,076,230)
		ProShares UltraShort Bloomberg Crude Oil	10,123,122	(2,551,794)
		ProShares UltraShort Bloomberg Natural Gas	3,449,841	(546,368)
		ProShares UltraShort Gold	(1,901,072)	(1,358,879)
		ProShares UltraShort Silver	469,453	(1,068,581)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	$76,518	$(239,858)
		ProShares Ultra Euro	(132,599)	208,561
		ProShares Ultra Yen	171,283	(16,099)
		ProShares UltraShort Australian Dollar	250,116	(74,786)
		ProShares UltraShort Euro	1,947,377	(3,873,835)
		ProShares UltraShort Yen	(2,600,562)	273,224

		Total Trust	$(79,163,151)	$(37,888,351)

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June 30, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$70,532,950	$27,115,163
		ProShares Ultra VIX Short-Term Futures ETF	(250,199,159)	(78,653,116)
		ProShares VIX Mid-Term Futures ETF	(7,055,291)	(4,431,788)
		ProShares VIX Short-Term Futures ETF	(66,194,833)	(33,113,187)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	50,611,681	157,491,546
		ProShares Ultra Bloomberg Natural Gas	(21,277,891)	9,673,790
		ProShares Ultra Gold	7,580,540	4,870,890
		ProShares Ultra Silver	5,286,038	(18,413,484)
		ProShares UltraPro 3x Crude Oil ETF	26,174,406	50,924,735
		ProShares UltraPro 3x Short Crude Oil ETF	(1,081,892)	(10,572,583)
		ProShares UltraShort Bloomberg Crude Oil	967,963	(35,468,826)
		ProShares UltraShort Bloomberg Natural Gas	14,769,166	(10,862,913)
		ProShares UltraShort Gold	(3,069,976)	(480,966)
		ProShares UltraShort Silver	(920,689)	1,067,064
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	223,624	(35,721)
		ProShares Ultra Euro	(359,872)	(16,915)
		ProShares Ultra Yen	93,976	(128,696)
		ProShares UltraShort Australian Dollar	512,861	(652,001)
		ProShares UltraShort Euro	5,276,619	555,595
		ProShares UltraShort Yen	(2,943,970)	2,706,941

		Total Trust	$(171,073,749)	$61,575,528

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2020.

Fair Values of Derivative Instruments as of June 30, 2020

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil Swap agreements	$10,038,323	$—	$10,038,323	$—	$—	$—
ProShares Ultra Euro Foreign currency forward contracts	530	—	530	14,459	—	14,459
ProShares Ultra Gold Swap agreements	10,650,992	—	10,650,992	—	—	—
ProShares Ultra Silver Swap agreements	9,002,633	—	9,002,633	—	—	—
ProShares Ultra VIX Short-Term Futures ETF Swap agreements	—	—	—	3,959,662	—	3,959,662
ProShares Ultra Yen Foreign currency forward contracts	39,430	—	39,430	331	—	331
ProShares UltraShort Bloomberg Crude Oil Swap agreements	—	—	—	2,095,678	—	2,095,678
ProShares UltraShort Euro Foreign currency forward contracts	—	—	—	324,954	—	324,954
ProShares UltraShort Gold Swap agreements	—	—	—	1,244,969	—	1,244,969
ProShares UltraShort Silver Swap agreements	—	—	—	383,831	—	383,831
ProShares UltraShort Yen Foreign currency forward contracts	—	—	—	532,990	—	532,990
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2020. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2020

Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) /the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Goldman Sachs International	$8,263,529	$(8,263,529)	$—	$—
Morgan Stanley	(100,546)	—	100,546	—
Societe Generale	1,875,340	(1,875,340)	—	—
ProShares Ultra Euro
Goldman Sachs International	3,899	—	—	3,899
UBS AG	(17,828)	—	17,828	—
ProShares Ultra Gold
Citibank, N.A.	3,728,155	—	(2,740,000)	988,155
Goldman Sachs International	3,680,169	(2,814,590)	—	865,579
UBS AG	3,242,668	(2,607,366)	—	635,302
ProShares Ultra Silver
Citibank, N.A.	3,546,882	—	(225,600)	3,321,282
Goldman Sachs International	2,744,895	—	—	2,744,895
UBS AG	2,710,856	—	—	2,710,856
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(3,959,662)	—	3,959,662	—
ProShares Ultra Yen
Goldman Sachs International	22,496	—	—	22,496
UBS AG	16,603	—	—	16,603
ProShares UltraShort Bloomberg Crude Oil
Goldman Sachs International	(2,095,678)	—	2,095,678	—
ProShares UltraShort Euro
Goldman Sachs International	(47,617)	47,617	—	—
UBS AG	(277,337)	277,337	—	—
ProShares UltraShort Gold
Citibank, N.A.	(569,683)	—	569,683	—
Goldman Sachs International	(426,747)	—	426,747	—
UBS AG	(248,539)	—	248,539	—
ProShares UltraShort Silver
Citibank, N.A.	(175,594)	—	175,594	—
Goldman Sachs International	(88,575)	—	88,575	—
UBS AG	(119,662)	—	119,662	—
ProShares UltraShort Yen
Goldman Sachs International	(126,422)	—	126,422	—
UBS AG	(406,568)	—	406,568	—
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
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2019. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivativ
e
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

Transaction fees for the three and six months ended June 30, 2020 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Six Months Ended
Fund	June 30, 2020	June 30, 2020
ProShares Short Euro	$—	$—
ProShares Short VIX Short-Term Futures ETF	194,355	713,935
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	482,361	1,189,587
ProShares Ultra Yen	—	—
ProShares UltraPro 3x Crude Oil ETF*	—	—
ProShares UltraPro 3x Short Crude Oil ETF*	—	—
ProShares UltraShort Australian Dollar	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	13,760	27,480
ProShares VIX Short-Term Futures ETF	50,731	220,751

Total Trust	$741,207	$2,151,753

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended June 30, 2020
For the Three Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2020	$46.66	$31.02	$40.15	$41.82	$13.16	$52.44
Net investment income (loss)	(0.11)	(0.10)	(0.08)	(0.13)	(0.03)	(0.12)
Net realized and unrealized gain (loss)#	(0.82)	0.48	(11.48)	(13.38)	0.43	12.66
Change in net asset value from operations	(0.93)	0.38	(11.56)	(13.51)	0.40	12.54
Net asset value, at June 30, 2020	$45.73	$31.40	$28.59	$28.31	$13.56	$64.98
Market value per share, at March 31, 2020 †	$45.09	$31.01	$39.75	$42.60	$13.15	$52.00
Market value per share, at June 30, 2020 †	$44.83	$31.50	$28.68	$28.36	$13.57	$64.83
Total Return, at net asset value^	(2.0)%	1.2%	(29.0)%	(32.2)%	3.0%	23.9%
Total Return, at market value^	(0.6)%	1.6%	(27.9)%	(33.4)%	3.2%	24.7%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.34%	1.47%	1.82%	0.95%	1.00%
Expense ratio, excluding non- recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.96)%	(1.28)%	(1.35)%	(1.40)%	(0.93)%	(0.80)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.

For the Three Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at March 31, 2020	$18.42	$58.52	$56.21	$72.30	$49.07	$63.38
Net investment income (loss)	(0.05)	(0.15)	(0.13)	(0.16)	(0.15)	(0.32)
Net realized and unrealized gain (loss)#	11.19	(25.44)	(0.76)	(16.00)	(30.62)	4.15
Change in net asset value from operations	11.14	(25.59)	(0.89)	(16.16)	(30.77)	3.83
Net asset value, at June 30, 2020	$29.56	$32.93	$55.32	$56.14	$18.30	$67.21
Market value per share, at March 31, 2020 †	$18.44	$58.56	$56.19	$72.06	$49.99	$62.02
Market value per share, at June 30, 2020 †	$29.33	$32.77	$55.31	$56.06	$18.25	$67.21
Total Return, at net asset value^	60.5%	(43.7)%	(1.6)%	(22.4)%	(62.7)%	6.1%
Total Return, at market value^	59.1%	(44.0)%	(1.6)%	(22.2)%	(63.5)%	8.4%
Ratios to Average Net Assets**
Expense ratio	1.06%	1.61%	0.95%	1.04%	2.14%	2.30%
Expense ratio, excluding non- recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.75)%	(1.54)%	(0.94)%	(1.03)%	(2.12)%	(2.27)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.

For the Three Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF
Net asset value, at March 31, 2020	$27.82	$46.02	$36.54	$74.10	$38.74	$37.96
Net investment income (loss)	(0.04)	(0.09)	(0.07)	(0.16)	(0.09)	(0.07)
Net realized and unrealized gain (loss)#	(1.05)	(10.47)	(16.85)	0.66	1.75	(9.96)
Change in net asset value from operations	(1.09)	(10.56)	(16.92)	0.50	1.66	(10.03)
Net asset value, at June 30, 2020	$26.73	$35.46	$19.62	$74.60	$40.40	$27.93
Market value per share, at March 31, 2020 †	$27.76	$46.28	$36.66	$74.11	$38.44	$37.93
Market value per share, at June 30, 2020 †	$26.73	$35.57	$19.77	$74.58	$40.24	$27.76
Total Return, at net asset value^	(3.9)%	(22.9)%	(46.3)%	0.7%	4.3%	(26.4)%
Total Return, at market value^	(3.7)%	(23.1)%	(46.1)%	0.6%	4.7%	(26.8)%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.02%	1.17%	0.95%	1.10%	1.21%
Expense ratio, excluding non- recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.96%	0.95%	0.85%	0.85%
Net investment income gain (loss)	(0.65)%	(0.97)%	(1.14)%	(0.88)%	(0.91)%	(0.95)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.

Selected data for a Share outstanding throughout the three months ended June 30, 2019
For the Three Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2019	$44.43	$52.31	$538.03	$203.28	$14.29	$37.32
Net investment income (loss)	0.14	0.10	1.70	0.33	0.04	0.11
Net realized and unrealized gain (loss)#	(0.32)	2.10	(49.04)	(65.08)	0.17	6.35
Change in net asset value from operations	(0.18)	2.20	(47.34)	(64.75)	0.21	6.46
Net asset value, at June 30, 2019	$44.25	$54.51	$490.69	$138.53	$14.50	$43.78
Market value per share, at March 31, 2019 †	$44.41	$52.36	$538.25	$204.20	$14.31	$37.24
Market value per share, at June 30, 2019 †	$44.26	$53.87	$483.00	$139.20	$14.51	$43.80
Total Return, at net asset value^	(0.4)%	4.2%	(8.8)%	(31.9)%	1.5%	17.3%
Total Return, at market value^	(0.3)%	2.9%	(10.3)%	(31.8)%	1.4%	17.6%
Ratios to Average Net Assets**
Expense ratio	0.96%	1.17%	0.99%	1.39%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.29%	0.73%	1.30%	0.78%	1.09%	1.21%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2019.

For the Three Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at March 31, 2019	$24.52	$39.00	$55.65	$26.95	$20.62	$54.42
Net investment income (loss)	0.07	0.03	0.14	0.06	0.04	0.17
Net realized and unrealized gain (loss)#	0.03	(8.66)	2.30	(4.47)	(0.86)	1.17
Change in net asset value from operations	0.10	(8.63)	2.44	(4.41)	(0.82)	1.34
Net asset value, at June 30, 2019	$24.62	$30.37	$58.09	$22.54	$19.80	$55.76
Market value per share, at March 31, 2019 †	$24.48	$38.90	$55.64	$26.97	$20.60	$54.41
Market value per share, at June 30, 2019 †	$24.65	$31.49	$58.09	$22.00	$20.28	$55.76
Total Return, at net asset value^	0.4%	(22.1)%	4.4%	(16.4)%	(4.0)%	2.5%
Total Return, at market value^	0.7%	(19.0)%	4.4%	(18.4)%	(1.6)%	2.5%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.52%	0.95%	1.25%	1.40%	1.02%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.19%	0.36%	1.00%	0.90%	0.76%	1.24%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2019.

For the Three Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at March 31, 2019	$16.89	$22.65	$25.67	$72.42	$39.18	$76.47
Net investment income (loss)	0.04	0.03	0.09	0.19	0.10	0.26
Net realized and unrealized gain (loss)#	(0.07)	8.07	(0.37)	(11.47)	(1.06)	(3.27)
Change in net asset value from operations	(0.03)	8.10	(0.28)	(11.28)	(0.96)	(3.01)
Net asset value, at June 30, 2019	$16.86	$30.75	$25.39	$61.14	$38.22	$73.46
Market value per share, at March 31, 2019 †	$16.88	$22.51	$25.67	$72.61	$39.24	$76.44
Market value per share, at June 30, 2019 †	$17.12	$30.58	$25.34	$61.10	$38.18	$73.46
Total Return, at net asset value^	(0.2)%	35.8%	(1.1)%	(15.6)%	(2.5)%	(3.9)%
Total Return, at market value^	1.4%	35.9%	(1.3)%	(15.9)%	(2.7)%	(3.9)%
Ratios to Average Net Assets**
Expense ratio	1.04%	1.70%	0.95%	0.98%	1.01%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.08%	0.55%	1.34%	1.04%	0.97%	1.36%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2019.

For the Three Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF
Net asset value, at March 31, 2019	$21.64	$24.08
Net investment income (loss)	0.07	0.07
Net realized and unrealized gain (loss)#	(0.29)	(3.29)
Change in net asset value from operations	(0.22)	(3.22)
Net asset value, at June 30, 2019	$21.42	$20.86
Market value per share, at March 31, 2019 †	$21.59	$24.02
Market value per share, at June 30, 2019 †	$21.63	$21.40
Total Return, at net asset value^	(1.0)%	(13.4)%
Total Return, at market value^	0.2%	(10.9)%
Ratios to Average Net Assets**
Expense ratio	0.95%	0.98%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.37%	1.27%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2019.

Selected data for a Share outstanding throughout the six months ended June 30, 2020
For the Six Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Net investment income (loss)	(0.07)	(0.17)	(0.14)	(0.16)	(0.02)	(0.07)
Net realized and unrealized gain (loss)#	0.16	(34.05)	(480.50)	(55.50)	(0.21)	15.84
Change in net asset value from operations	0.09	(34.22)	(480.64)	(55.66)	(0.23)	15.77
Net asset value, at June 30, 2020	$45.73	$31.40	$28.59	$28.31	$13.56	$64.98
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Market value per share, at June 30, 2020 †	$44.83	$31.50	$28.68	$28.36	$13.57	$64.83
Total Return, at net asset value^	0.2%	(52.1)%	(94.4)%	(66.3)%	(1.7)%	32.0%
Total Return, at market value^	(1.9)%	(51.7)%	(94.4)%	(66.0)%	(1.5)%	32.2%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.29%	1.38%	1.59%	0.95%	0.99%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.31)%	(0.96)%	(0.92)%	(0.66)%	(0.24)%	(0.26)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.

For the Six Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2019	$31.70	$12.67	$55.83	$56.09	$12.19	$38.53
Net investment income (loss)	(0.01)	(0.12)	(0.09)	(0.13)	(0.16)	(0.40)
Net realized and unrealized gain (loss)#	(2.13)	20.38	(0.42)	0.18	6.27	29.08
Change in net asset value from operations	(2.14)	20.26	(0.51)	0.05	6.11	28.68
Net asset value, at June 30, 2020	$29.56	$32.93	$55.32	$56.14	$18.30	$67.21
Market value per share, at December 31, 2019 †	$31.65	$12.89	$55.83	$55.88	$12.15	$38.82
Market value per share, at June 30, 2020 †	$29.33	$32.77	$55.31	$56.06	$18.25	$67.21
Total Return, at net asset value^	(6.8)%	159.8%	(0.9)%	0.1%	50.1%	74.5%
Total Return, at market value^	(7.3)%	154.2%	(0.9)%	0.3%	50.2%	73.1%
Ratios to Average Net Assets**
Expense ratio	1.02%	1.54%	0.95%	1.04%	1.83%	2.11%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.06)%	(1.00)%	(0.34)%	(0.40)%	(1.40)%	(1.51)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.

For the Six Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF
Net asset value, at December 31, 2019	$26.80	$53.02	$26.76	$76.37	$21.27	$12.30
Net investment income (loss)	0.00 (1)	(0.06)	(0.06)	(0.04)	(0.05)	(0.02)
Net realized and unrealized gain (loss)#	(0.07)	(17.50)	(7.08)	(1.73)	19.18	15.65
Change in net asset value from operations	(0.07)	(17.56)	(7.14)	(1.77)	19.13	15.63
Net asset value, at June 30, 2020	$26.73	$35.46	$19.62	$74.60	$40.40	$27.93
Market value per share, at December 31, 2019 †	$26.80	$53.21	$26.80	$76.35	$21.29	$12.43
Market value per share, at June 30, 2020 †	$26.73	$35.57	$19.77	$74.58	$40.24	$27.76
Total Return, at net asset value^	(0.3)%	(33.1)%	(26.7)%	(2.3)%	90.0%	127.1%
Total Return, at market value^	(0.3)%	(33.2)%	(26.2)%	(2.3)%	89.0%	123.3%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.01%	1.10%	0.95%	1.06%	1.15%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.85%	0.85%
Net investment income gain (loss)	(0.02)%	(0.29)%	(0.41)%	(0.11)%	(0.33)%	(0.25)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.
(1)	Amount represents greater than $(0.005).

Selected data for a Share outstanding throughout the six months ended June 30, 2019
For the Six Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$326.46	$252.83	$15.09	$37.12
Net investment income (loss)	0.29	0.10	2.76	0.74	0.08	0.21
Net realized and unrealized gain (loss)#	0.86	12.05	161.47	(115.04)	(0.67)	6.45
Change in net asset value from operations	1.15	12.15	164.23	(114.30)	(0.59)	6.66
Net asset value, at June 30, 2019	$44.25	$54.51	$490.69	$138.53	$14.50	$43.78
Market value per share, at December 31, 2018 †	$43.08	$42.30	$332.50	$258.20	$15.12	$37.41
Market value per share, at June 30, 2019 †	$44.26	$53.87	$483.00	$139.20	$14.51	$43.80
Total Return, at net asset value^	2.7%	28.7%	50.3%	(45.2)%	(3.9)%	17.9%
Total Return, at market value^	2.8%	27.4%	45.3%	(46.1)%	(4.1)%	17.1%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.36%^^	0.98%	1.34%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.30%	0.39%	1.15%	0.77%	1.07%	1.10%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2019.
^^	Expense ratio, excluding non-recurring fees and expense is 1.16%.

For the Six Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Net investment income (loss)	0.13	0.03	0.30	0.10	0.08	0.33
Net realized and unrealized gain (loss)#	(1.90)	(51.12)	0.26	9.36	(30.07)	0.13
Change in net asset value from operations	(1.77)	(51.09)	0.56	9.46	(29.99)	0.46
Net asset value, at June 30, 2019	$24.62	$30.37	$58.09	$22.54	$19.80	$55.76
Market value per share, at December 31, 2018 †	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Market value per share, at June 30, 2019 †	$24.65	$31.49	$58.09	$22.00	$20.28	$55.76
Total Return, at net asset value^	(6.7)%	(62.7)%	1.0%	72.3%	(60.2)%	0.8%
Total Return, at market value^	(6.5)%	(61.5)%	0.9%	63.3%	(58.1)%	1.5%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.53%^^	0.95%	1.20%	1.36%	1.02%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.05%	0.15%	1.06%	0.85%	0.72%	1.20%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2019.
^^	Expense ratio, excluding non-recurring fees and expense is 1.52%.

For the Six Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Net investment income (loss)	0.10	0.07	0.16	0.35	0.17	0.49
Net realized and unrealized gain (loss)#	(13.03)	9.07	0.96	(12.49)	0.92	(0.92)
Change in net asset value from operations	(12.93)	9.14	1.12	(12.14)	1.09	(0.43)
Net asset value, at June 30, 2019	$16.86	$30.75	$25.39	$61.14	$38.22	$73.46
Market value per share, at December 31, 2018 †	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Market value per share, at June 30, 2019 †	$17.12	$30.58	$25.34	$61.10	$38.18	$73.46
Total Return, at net asset value^	(43.4)%	42.3%	4.6%	(16.6)%	2.9%	(0.6)%
Total Return, at market value^	(41.5)%	44.1%	4.5%	(16.1)%	2.9%	(0.5)%
Ratios to Average Net Assets**
Expense ratio	1.03%	1.49%	0.95%	0.97%	1.00%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.07%	0.60%	1.28%	1.00%	0.89%	1.32%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2019.

For the Six Months Ended June 30, 2019 (unaudited)

Per Share Operating Performance	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF
Net asset value, at December 31, 2018	$26.65	$38.58
Net investment income (loss)	0.14	0.15
Net realized and unrealized gain (loss)#	(5.37)	(17.87)
Change in net asset value from operations	(5.23)	(17.72)
Net asset value, at June 30, 2019	$21.42	$20.86
Market value per share, at December 31, 2018 †	$26.74	$38.61
Market value per share, at June 30, 2019 †	$21.63	$21.40
Total Return, at net asset value^	(19.6)%	(45.9)%
Total Return, at market value^	(19.1)%	(44.6)%
Ratios to Average Net Assets**
Expense ratio	0.94%	0.94%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.28%	1.20%

**	Percentages are annualized.
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
Change to Investment Strategies
In anticipation of the benchmark’s upcoming roll, and in order to help manage the impact of recent extraordinary conditions and volatility in the markets for crude oil and related Financial Instruments, each Oil Fund adjusted its portfolio exposure as described below.

•
By the close of business on Tuesday, June 30, 2020, each Oil Fund had transitioned approximately half of its exposure to the September 2020 WTI crude oil futures contract into exposure to the October 2020 WTI crude oil futures contract. As a result of this transition, each Fund had approximately 1/3 of its portfolio exposed to the September 2020 WTI crude oil futures contract, approximately 1/3 of its portfolio exposed to the October 2020 WTI crude oil futures contract, and approximately 1/3 of its portfolio exposed to the December 2020 WTI crude oil futures contract on the close of business on Tuesday, June 30, 2020.

•
In addition, by the close of business on Wednesday, July 1, 2020, each Oil Fund had transitioned the remaining portion of its exposure to the September 2020 WTI crude oil futures contract into exposure to the November 2020 WTI crude oil futures contract. As a result of this transition, each Fund had approximately 1/3 of its portfolio exposed to the October 2020 WTI crude oil futures contract, approximately 1/3 of its portfolio exposed to the November 2020 WTI crude oil futures contract, and approximately 1/3 of its portfolio exposed to the December 2020 WTI crude oil futures contract on the close of business on Wednesday, July 1, 2020.

Following this portfolio transition each Oil Fund had exposure to WTI crude oil futures contracts that are not included in the current benchmark. The performance of each Fund should not be expected to correspond to two times (2x), or two times the inverse
(-2x),
as

applicable, of the daily performance of its current benchmark. Each Fund’s performance could differ significantly from its stated investment objective.
In addition, to the extent an Oil Fund has exposure to a longer-dated WTI crude oil futures contract (e.g., October, November and December 2020 instead of September 2020), the performance of the Fund may be expected to deviate to a greater extent from the “spot” price of WTI crude oil (which the Fund does not seek to track) than if the Fund had exposure to a shorter-dated futures contract. WTI crude oil futures contracts (and thus each Fund) typically perform very differently from the “spot” price of WTI crude oil. The performance of each Fund therefore will very likely differ in amount, and possibly even direction, from the performance of the “spot” price of WTI crude oil.
There can be no guarantee that each Oil Fund will be able to implement the strategies described above or in its Prospectus, continue to use such strategies, or that such strategies will be beneficial. Recent global developments affecting crude oil markets and the markets for crude oil futures contracts have dramatically increased volatility and increased the likelihood of investors suffering significant or total loss from crude oil-related
investments, including an investment in a Fund.
Change to new Benchmark Index
Each Oil Fund intends to change its benchmark from the Bloomberg WTI Crude Oil Subindex
SM
to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(“New Crude Oil Benchmark”). In order for the Funds to implement this change, the SEC must approve changes to the NYSE’s listing rules applicable to the Funds. On July 31, 2020, the NYSE filed a listing rule change request with the SEC. If the SEC approves the listing rule changes, each Fund will change its benchmark and thereafter will seek daily investment results, before fees and expenses, that correspond to the New Crude Oil Benchmark’s performance times the stated multiple in the Fund’s investment objective. Although the Sponsor expects that the SEC will approve the listing rule changes, there can be no assurance that the SEC does so.
The New Benchmark aims to track the performance of
three
 separate contract schedules for WTI Crude Oil futures. One third of the New Benchmark follows a monthly roll schedule two months beyond the nearby contract. The second third of the New Benchmark follows a June annual roll schedule, while the remaining third follows a December annual roll schedule. The New Benchmark weights are equally reset semi-annually in the months of March and September on close of the first business day. The weighting of the futures contracts included in the New Benchmark is allowed to drift between the semi-annual reset dates. The New Benchmark is not linked to the “spot” price of WTI crude oil.
The methodology for determining the composition of the New Benchmark and for calculating its level may be changed at any time by Bloomberg without notice. The daily performance of the New Benchmark is published by Bloomberg Finance L.P. and is available under the Bloomberg ticker symbol: BCBCLI Index.
Natural Disaster/Epidemic Risk
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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2020, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.”
On March 15, 2020 ProShares Capital Management LLC announced that it planned to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD), together the “liquidated funds”. The last day the liquidated funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidation were sent to shareholders on or about April 3, 2020 (the “Distribution Date”). From March 30, 2020 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on April 3, 2020.
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
Commodity Exchange Act (the “
CEA
”),
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
Mid-Term
Futures Index (the
“Mid-Term
VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results, before fees and expenses, that correspond to a multiple or

0.5x o
f
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
The Sponsor maintains a website at www.ProShares.com, through which monthly account statements and the Trust’s Annual Report on Form
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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2020 and 2019, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2020 *	Interest Income Three Months Ended June 30, 2019 *	Interest Income Six Months Ended June 30, 2020 *	Interest Income Six Months Ended June 30, 2019 *
ProShares Short Euro	$54	$125,445	$7,649	$190,623
ProShares Short VIX Short-Term Futures ETF	106,023	1,883,798	855,884	3,468,359
ProShares Ultra Bloomberg Crude Oil	365,747	2,163,795	1,767,207	4,304,180
ProShares Ultra Bloomberg Natural Gas	36,474	139,008	175,813	256,843
ProShares Ultra Euro	192	35,464	15,993	74,967
ProShares Ultra Gold	69,857	409,424	484,541	825,009
ProShares Ultra Silver	138,315	931,284	914,602	1,835,738
ProShares Ultra VIX Short-Term Futures ETF	101,523	2,683,047	1,513,263	4,101,153
ProShares Ultra Yen	62	18,875	8,929	45,884
ProShares UltraPro 3x Crude Oil ETF	—	623,652	346,326	1,238,995
ProShares UltraPro 3x Short Crude Oil ETF	—	105,502	166,789	177,007
ProShares UltraShort Australian Dollar	42	47,222	20,096	95,764
ProShares UltraShort Bloomberg Crude Oil	6,209	424,765	254,918	786,536
ProShares UltraShort Bloomberg Natural Gas	1,371	48,278	43,803	108,153
ProShares UltraShort Euro	68,027	805,304	467,684	1,579,922
ProShares UltraShort Gold	2,259	102,278	63,280	197,489
ProShares UltraShort Silver	651	86,447	45,187	156,561
ProShares UltraShort Yen	5,143	298,433	131,326	590,801
ProShares VIX Mid-Term Futures ETF	27,603	225,718	185,901	491,131
ProShares VIX Short-Term Futures ETF	122,772	1,284,160	1,082,847	2,136,366

*
The operations include the activity of
ProShares UltraPro 3x Crude Oil ETF
through
April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13
, 2020, the date
of
liquidation
, respectively
.

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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of August 3, 2020, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2020.
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

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$2,332,843	$22,213,438
NAV end of period	$2,286,467	$22,127,403
Percentage change in NAV	(2.0)%	(0.4)%
Shares outstanding beginning of period	50,000	500,000
Shares outstanding end of period	50,000	500,000
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$46.66	$44.43
Per share NAV end of period	$45.73	$44.25
Percentage change in per share NAV	(2.0)%	(0.4)%
Percentage change in benchmark	1.90%	1.4%
Benchmark annualized volatility	7.40%	4.5%
During the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020. By comparison, during the three months ended June 30, 2019, the the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.0% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 0.4% for the three months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 1.9% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 1.4% for the three months ended June 30, 2019, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(5,552)	$71,866
Management fee	5,516	52,792
Brokerage commission	90	787
Net realized gain (loss)	(20,020)	76,518
Change in net unrealized appreciation (depreciation)	(20,804)	(234,419)
Net Income (loss)	$(46,376)	$(86,035)
The Fund’s net income increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2020.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$809,257,658	$441,188,509
NAV end of period	$509,811,853	$337,102,327
Percentage change in NAV	(37.0)%	(23.6)%
Shares outstanding beginning of period	26,084,307	8,434,307
Shares outstanding end of period	16,234,307	6,184,307
Percentage change in shares outstanding	(37.8)%	(26.7)%
Shares created	1,000,000	—
Shares redeemed	10,850,000	2,250,000
Per share NAV beginning of period	$31.02	$52.31
Per share NAV end of period	$31.40	$54.51
Percentage change in per share NAV	1.2%	4.2%
Percentage change in benchmark	(26.1)%	(13.2)%
Benchmark annualized volatility	122.3%	59.9%
During the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 26,084,307 outstanding Shares at March 31, 2020 to 16,234,307 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,434,307 outstanding Shares at March 31, 2019 to 6,184,307 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to one-half
the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.2% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 4.2% for the three months ended June 30, 2019, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s decline of 26.1% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 13.2% for the three months ended June 30, 2019, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(2,142,980)	$725,505
Management fee	1,589,036	938,696
Brokerage commission	228,176	219,597
Non-recurring fees and expenses	—	—
Net realized gain (loss)	54,615,005	11,427,588
Change in net unrealized appreciation (depreciation)	(22,301,329)	4,568,486
Net Income (loss)	$30,170,696	$16,721,579
The Fund’s net income increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater decrease in the value of futures prices during the three months ended June 30, 2020.
ProShares Ultra Bloomberg Crude Oil*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$435,593,381	$425,287,296
NAV end of period	$1,508,661,459	$381,980,628
Percentage change in NAV	246.3%	(10.2)%
Shares outstanding beginning of period	10,848,453	790,453
Shares outstanding end of period	52,760,774	778,453
Percentage change in shares outstanding	386.3%	(1.5)%
Shares created	77,482,000	284,000
Shares redeemed	35,569,679	296,000
Per share NAV beginning of period	$40.15	$538.03
Per share NAV end of period	$28.59	$490.69
Percentage change in per share NAV	(28.8)%	(8.8)%
Percentage change in benchmark	23.6%	(2.8)%
Benchmark annualized volatility	116.3%	31.5%
On June 25, 2020, the Trust announced that the ProShares Ultra Bloomberg Crude Oil Fund would change its benchmark pending the approval of the change to the exchange listing rules applicable to the Fund by the SEC. The new benchmark for the Fund will be the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Currently, the benchmark for the Fund is the Bloomberg WTI Crude Oil Subindex
SM
.
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 10,848,453 outstanding Shares at March 31, 2020 to 52,760,774 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.

By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 790,453 outstanding Shares at March 31, 2019 to 778,453 outstanding Shares at June 30, 2019.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.8% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 8.8% for the three months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 23.6% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 2.8% for the three months ended June 30, 2019, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(3,994,835)	$1,231,167
Management fee	2,806,288	898,556
Brokerage commission	1,017,545	34,072
Net realized gain (loss)	(671,420,708)	(25,907,850)
Change in net unrealized appreciation (depreciation)	661,178,846	14,161,522
Net Income (loss)	$(14,236,697)	$(10,515,161)
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to an increase in the value of WTI Crude Oil, in conjunction with the timing of shareholders activity, during the three months ended June 30, 2020.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for the ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$26,671,617	$20,900,095
NAV end of period	$50,599,783	$33,637,758
Percentage change in NAV	89.7%	60.9%
Shares outstanding beginning of period	637,815	102,815
Shares outstanding end of period	1,787,527	242,815
Percentage change in shares outstanding	180.3%	136.2%
Shares created	1,260,000	155,000
Shares redeemed	110,288	15,000
Per share NAV beginning of period	$41.82	$203.28
Per share NAV end of period	$28.31	$138.53
Percentage change in per share NAV	(32.3)%	(31.9)%
Percentage change in benchmark	(14.2)%	(16.2)%
Benchmark annualized volatility	56.4%	27.9%
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 637,815 outstanding Shares at March 31, 2020 to 1,787,527 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 102,815 outstanding Shares at March 31, 2019 to 242,815 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 32.3% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 31.9% for the three months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s decline of 14.2% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 16.2% for the three months ended June 30, 2019, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(121,296)	$49,884
Management fee	81,904	60,844
Brokerage commission	63,224	28,280
Net realized gain (loss)	(16,111,238)	(7,975,969)
Change in net unrealized appreciation (depreciation)	4,853,272	(670,693)
Net Income (loss)	$(11,379,262)	$(8,596,778)
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the three months ended June 30, 2020.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for the ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$3,949,142	$7,857,207
NAV end of period	$4,067,686	$5,801,170
Percentage change in NAV	3.0%	(26.2)%
Shares outstanding beginning of period	300,000	550,000
Shares outstanding end of period	300,000	400,000
Percentage change in shares outstanding	—%	(27.3)%
Shares created	50,000	—
Shares redeemed	50,000	150,000
Per share NAV beginning of period	$13.16	$14.29
Per share NAV end of period	$13.56	$14.50
Percentage change in per share NAV	3.0%	1.5%
Percentage change in benchmark	1.9%	1.4%
Benchmark annualized volatility	7.4%	4.5%
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 550,000 outstanding Shares at March 31, 2019 to 400,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.0% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 1.5% for the three months ended June 30, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 1.9% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 1.4% for the three months ended June 30, 2019, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(8,702)	$18,923
Management fee	8,894	16,541
Net realized gain (loss)	(18,635)	(132,599)
Change in net unrealized appreciation (depreciation)	97,408	208,577
Net Income (loss)	$70,071	$94,901
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2020.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$128,481,796	$72,777,302
NAV end of period	$165,689,050	$85,377,335
Percentage change in NAV	29.0%	17.3%
Shares outstanding beginning of period	2,450,000	1,950,000
Shares outstanding end of period	2,550,000	1,950,000
Percentage change in shares outstanding	4.1%	—%
Shares created	300,000	350,000
Shares redeemed	200,000	350,000
Per share NAV beginning of period	$52.44	$37.32
Per share NAV end of period	$64.98	$43.78
Percentage change in per share NAV	23.9%	17.3%
Percentage change in benchmark	12.1%	9.0%
Benchmark annualized volatility	19.7%	11.5%
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 2,450,000 outstanding Shares at March 31, 2020 to 2,550,000 outstanding Shares at June 30, 2020. By comparison, during the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.9% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 17.3% for the three months ended June 30, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.

The benchmark’s rise of 12.1% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 9.0% for the three months ended June 30, 2019, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(279,921)	$228,086
Management fee	333,463	178,772
Brokerage commission	6,119	2,566
Net realized gain (loss)	4,365,328	3,488,357
Change in net unrealized appreciation (depreciation)	25,893,012	8,697,049
Net Income (loss)	$29,978,419	$12,413,492
The Fund’s net income increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater increase in the value of futures prices during the three months ended June 30, 2020.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$129,785,535	$171,571,571
NAV end of period	$249,671,968	$178,444,838
Percentage change in NAV	92.4%	4.0%
Shares outstanding beginning of period	7,046,526	6,996,526
Shares outstanding end of period	8,446,526	7,246,526
Percentage change in shares outstanding	19.9%	3.6%
Shares created	1,500,000	900,000
Shares redeemed	100,000	650,000
Per share NAV beginning of period	$18.42	$24.52
Per share NAV end of period	$29.56	$24.62
Percentage change in per share NAV	60.5%	0.4%
Percentage change in benchmark	29.2%	1.0%
Benchmark annualized volatility	37.1%	15.6%
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 7,046,526 outstanding Shares at March 31, 2020 to 8,446,526 outstanding Shares at June 30, 2020. By comparison, during the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 6,996,526 outstanding Shares at March 31, 2019 to 7,246,526 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
.

For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 60.5% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 0.4% for the three months ended June 30, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 29.2% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 1.0% for the three months ended June 30, 2019, can be attributed to a greater increase in the value of silver futures contracts during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(335,243)	$512,068
Management fee	425,646	410,131
Brokerage commission	26,966	9,085
Net realized gain (loss)	11,386,313	(8,015,752)
Change in net unrealized appreciation (depreciation)	69,302,060	8,501,389
Net Income (loss)	$80,353,130	$997,705
The Fund’s net income increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater increase in the value of futures prices during the three months ended June 30, 2020.
ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$592,820,492	$547,243,246
NAV end of period	$992,156,607	$529,341,464
Percentage change in NAV	67.4%	(3.3)%
Shares outstanding beginning of period	10,130,912	14,030,912
Shares outstanding end of period	30,130,912	17,430,912
Percentage change in shares outstanding	197.4%	24.2%
Shares created	24,850,000	17,050,000
Shares redeemed	4,850,000	13,650,000
Per share NAV beginning of period	$58.52	$39.00
Per share NAV end of period	$32.93	$30.37
Percentage change in per share NAV	(43.7)%	(22.1)%
Percentage change in benchmark	(26.1)%	(13.2)%
Benchmark annualized volatility	122.3%	59.9%
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 10,130,912 outstanding Shares at March 31, 2020 to 30,130,912 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 14,030,912 outstanding Shares at March 31, 2019 to 17,430,912 outstanding Shares at June 30, 2019.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 43.7% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 22.1% for the three months ended June 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s decline of 26.1% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 13.2% for the three months ended June 30, 2019, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(2,085,756)	$507,125
Management fee	1,293,878	1,356,237
Brokerage commission	438,851	819,685
Net realized gain (loss)	(107,880,791)	(54,976,168)
Change in net unrealized appreciation (depreciation)	(125,500,879)	(39,563,092)
Net Income (loss)	$(235,467,426)	$(94,032,135)
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater decrease in the value of futures prices during the three months ended June 30, 2020.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$2,808,780	$5,563,510
NAV end of period	$2,764,355	$5,807,397
Percentage change in NAV	(1.6)%	4.4%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	—%	—%
Shares created	—	50,000
Shares redeemed	—	50,000
Per share NAV beginning of period	$56.21	$55.65
Per share NAV end of period	$55.32	$58.09
Percentage change in per share NAV	(1.6)%	4.4%
Percentage change in benchmark	(0.4)%	2.8%
Benchmark annualized volatility	6.2%	4.8%

During the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020. By comparison, during the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.6% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 4.4% for the three months ended June 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s decline of 0.4% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 2.8% for the three months ended June 30, 2019, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(6,539)	$9,668
Management fee	6,601	9,207
Net realized gain (loss)	(106,753)	171,283
Change in net unrealized appreciation (depreciation)	68,867	(16,451)
Net Income (loss)	$(44,425)	$164,500
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2020.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$7,230,367	$8,162,647
NAV end of period	$5,614,042	$8,364,065
Percentage change in NAV	(22.4)%	2.5%
Shares outstanding beginning of period	100,000	150,000
Shares outstanding end of period	100,000	150,000
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$72.30	$54.42
Per share NAV end of period	$56.14	$55.76
Percentage change in per share NAV	(22.4)%	2.5%
Percentage change in benchmark	12.3%	(1.1)%
Benchmark annualized volatility	14.2%	6.3%
During the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020. By comparison, during the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.4% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 2.5% for the three months ended June 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 12.3% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 1.1% for the three months ended June 30, 2019, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(16,185)	$25,895
Management fee	14,888	19,898
Brokerage commission	1,339	1,429
Net realized gain (loss)	(1,037,904)	250,116
Change in net unrealized appreciation (depreciation)	(562,236)	(74,593)
Net Income (loss)	$(1,616,325)	$201,418
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to an increase in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2020.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$100,094,023	$75,826,687
NAV end of period	$117,821,898	$68,096,767
Percentage change in NAV	17.7%	(10.2)%
Shares outstanding beginning of period	2,039,884	4,489,884
Shares outstanding end of period	6,439,884	4,039,884
Percentage change in shares outstanding	215.7%	(10.0)%
Shares created	19,000,000	4,850,000
Shares redeemed	14,600,000	5,300,000
Per share NAV beginning of period	$49.07	$16.89
Per share NAV end of period	$18.30	$16.86
Percentage change in per share NAV	(62.7)%	(0.2)%
Percentage change in benchmark	23.6%	(2.8)%
Benchmark annualized volatility	116.3%	31.5%
On June 25, 2020, the Trust announced that the ProShares UltraShort Bloomberg Crude Oil Fund would change its benchmark pending the approval of the change to the exchange listing rules applicable to the Fund by the SEC. The new benchmark for the Fund will be the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Currently, the benchmark for the Fund is the Bloomberg WTI Crude Oil Subindex
SM
.
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,039,884 outstanding Shares at March 31, 2020 to 6,439,884 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,489,884 outstanding Shares at March 31, 2019 to 4,039,884 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 62.7% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 0.2% for the three months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 23.6% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 2.8% for the three months ended June 30, 2019, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(782,726)	$215,797
Management fee	348,900	190,096
Brokerage commission	346,732	18,872
Net realized gain (loss)	(6,947,347)	10,124,322
Change in net unrealized appreciation (depreciation)	(75,201,725)	(2,543,494)
Net Income (loss)	$(82,931,798)	$7,796,625
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to an increase in the value of WTI Crude Oil during the three months ended June 30, 2020.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$17,419,933	$13,019,491
NAV end of period	$28,552,210	$3,838,842
Percentage change in NAV	63.9%	(70.5)%
Shares outstanding beginning of period	274,832	574,832
Shares outstanding end of period	424,832	124,832
Percentage change in shares outstanding	54.6%	(78.3)%
Shares created	650,000	250,000
Shares redeemed	500,000	700,000
Per share NAV beginning of period	$63.38	$22.65
Per share NAV end of period	$67.21	$30.75
Percentage change in per share NAV	6.0%	35.8%
Percentage change in benchmark	(14.2)%	(16.2)%
Benchmark annualized volatility	56.4%	27.9%
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 274,832 outstanding Shares at March 31, 2020 to 424,832 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 574,832 outstanding Shares at March 31, 2019 to 124,832 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.0% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 35.8% for the three months ended June 30, 2019, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s decline of 14.2% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 16.2% for the three months ended June 30, 2019, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(87,047)	$11,719
Management fee	36,607	20,378
Brokerage commission	46,462	16,181
Net realized gain (loss)	5,236,091	3,449,841
Change in net unrealized appreciation (depreciation)	(2,774,639)	(546,185)
Net Income (loss)	$2,374,405	$2,915,375
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a lesser decrease in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the three months ended June 30, 2020.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$93,194,599	$151,445,608
NAV end of period	$78,848,965	$134,573,471
Percentage change in NAV	(15.4)%	(11.1)%
Shares outstanding beginning of period	3,350,000	5,900,000
Shares outstanding end of period	2,950,000	5,300,000
Percentage change in shares outstanding	(11.9)%	(10.2)%
Shares created	150,000	100,000
Shares redeemed	550,000	700,000
Per share NAV beginning of period	$27.82	$25.67
Per share NAV end of period	$26.73	$25.39
Percentage change in per share NAV	(3.9)%	(1.1)%
Percentage change in benchmark	1.9%	1.4%
Benchmark annualized volatility	7.4%	4.5%
During the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,350,000 outstanding Shares at March 31, 2020 to 2,950,000 outstanding Shares at June 30, 2020 . The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,900,000 outstanding Shares at March 31, 2019 to 5,300,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.9% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 1.1% for the three months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.

The benchmark’s rise of 1.9% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 1.4% for the three months ended June 30, 2019, can be attributed to a greater appreciation in the value of the euro versus the U.S. dollar during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(145,604)	$471,256
Management fee	213,631	334,048
Net realized gain (loss)	(2,285,868)	1,947,370
Change in net unrealized appreciation (depreciation)	(1,269,683)	(3,843,749)
Net Income (loss)	$(3,701,155)	$(1,425,123)
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater appreciation in the value of the euro versus the U.S. dollar during the three months ended June 30, 2020.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$20,569,044	$21,506,707
NAV end of period	$15,851,043	$18,158,403
Percentage change in NAV	(22.9)%	(15.6)%
Shares outstanding beginning of period	446,977	296,977
Shares outstanding end of period	446,977	296,977
Percentage change in shares outstanding	0.0%	—%
Shares created	150,000	300,000
Shares redeemed	150,000	300,000
Per share NAV beginning of period	$46.02	$72.42
Per share NAV end of period	$35.46	$61.14
Percentage change in per share NAV	(22.9)%	(15.6)%
Percentage change in benchmark	12.1%	9.0%
Benchmark annualized volatility	19.7%	11.5%
During the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily

performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.9% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 15.6% for the three months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 12.1% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 9.0% for the three months ended June 30, 2019, can be attributed to a greater appreciation in the value of gold futures contracts during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(41,386)	$52,582
Management fee	40,621	48,056
Brokerage commission	1,659	1,640
Net realized gain (loss)	(2,089,271)	(1,900,735)
Change in net unrealized appreciation (depreciation)	(2,638,931)	(1,357,012)
Net Income (loss)	$(4,769,588)	$(3,205,165)
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater appreciation in the value of the futures prices during the three months ended June 30, 2020.

ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$18,887,831	$20,253,916
NAV end of period	$10,145,625	$14,026,041
Percentage change in NAV	(46.3)%	(30.7)%
Shares outstanding beginning of period	516,976	516,976
Shares outstanding end of period	516,976	366,976
Percentage change in shares outstanding	—%	(29.0)%
Shares created	600,000	250,000
Shares redeemed	600,000	400,000
Per share NAV beginning of period	$36.54	$39.18
Per share NAV end of period	$19.62	$38.22
Percentage change in per share NAV	(46.3)%	(2.5)%
Percentage change in benchmark	29.2%	1.0%
Benchmark annualized volatility	37.1%	15.6%
During the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 516,976 outstanding Shares at March 31, 2019 to 366,976 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 46.3% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 2.5% for the three months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 29.2% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 1.0% for the three months ended June 30, 2019, can be attributed to a greater increase in the value of the silver futures contracts during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(30,713)	$42,177
Management fee	25,749	41,444
Brokerage commission	3,940	2,826
Net realized gain (loss)	(3,877,739)	469,531
Change in net unrealized appreciation (depreciation)	(2,754,071)	(1,066,289)
Net Income (loss)	$(6,662,523)	$(554,581)
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater increase in the value of futures prices during the three months ended June 30, 2020.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$29,586,170	$49,650,541
NAV end of period	$29,787,034	$47,695,345
Percentage change in NAV	0.7%	(3.9)%
Shares outstanding beginning of period	399,290	649,290
Shares outstanding end of period	399,290	649,290
Percentage change in shares outstanding	—%	—%
Shares created	50,000	50,000
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$74.10	$76.47
Per share NAV end of period	$74.60	$73.46
Percentage change in per share NAV	0.7%	(3.9)%
Percentage change in benchmark	(0.4)%	2.8%
Benchmark annualized volatility	6.2%	4.8%
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2019 to June 30, 2019.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.7% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 3.9% for the three months ended June 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s decline of 0.4% for the three months ended June 30, 2020, as compared to the benchmark’s rise of 2.8% for the three months ended June 30, 2019, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(59,287)	$175,443
Management fee	64,430	122,990
Net realized gain (loss)	110,748	(2,600,562)
Change in net unrealized appreciation (depreciation)	66,461	283,682
Net Income (loss)	$117,922	$(2,141,437)
The Fund’s net income increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2020.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$45,034,386	$51,126,469
NAV end of period	$59,085,470	$37,756,409
Percentage change in NAV	31.2%	(26.2)%
Shares outstanding beginning of period	1,162,403	2,362,403
Shares outstanding end of period	1,462,403	1,762,403
Percentage change in shares outstanding	25.8%	(25.4)%
Shares created	725,000	275,000
Shares redeemed	425,000	875,000
Per share NAV beginning of period	$38.74	$21.64
Per share NAV end of period	$40.40	$21.42
Percentage change in per share NAV	4.3%	(1.0)%
Percentage change in benchmark	4.6%	(0.8)%
Benchmark annualized volatility	61.3%	24.4%
During the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 1,162,403 outstanding Shares at March 31, 2020 to 1,462,403 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,362,403 outstanding Shares at March 31, 2019 to 1,762,403 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.3% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 1.0% for the three months ended June 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.
The benchmark’s rise of 4.6% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 0.8% for the three months ended June 30, 2019, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(133,713)	$133,606
Management fee	124,276	82,759
Brokerage commission	16,684	9,353
Net realized gain (loss)	13,196,415	(2,853,263)
Change in net unrealized appreciation (depreciation)	(12,313,533)	2,001,125
Net Income (loss)	$749,169	$(718,532)
The Fund’s net income increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to an increase in the value of the futures prices during the three months ended June 30, 2020.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
NAV beginning of period	$223,055,354	$203,503,203
NAV end of period	$221,343,175	$240,473,128
Percentage change in NAV	(0.8)%	18.2%
Shares outstanding beginning of period	5,876,317	8,451,317
Shares outstanding end of period	7,926,317	11,526,317
Percentage change in shares outstanding	34.9%	36.4%
Shares created	3,875,000	5,900,000
Shares redeemed	1,825,000	2,825,000
Per share NAV beginning of period	$37.96	$24.08
Per share NAV end of period	$27.93	$20.86
Percentage change in per share NAV	(26.4)%	(13.4)%
Percentage change in benchmark	(26.1)%	(13.2)%
Benchmark annualized volatility	122.3%	59.9%
During the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,876,317 outstanding Shares at March 31, 2020 to 7,926,317 outstanding Shares at June 30, 2020. By comparison, during the three months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 8,451,317 outstanding Shares at March 31, 2019 to 11,526,317 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index .
For the three months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.4% for the three months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 13.4% for the three months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2020.

The benchmark’s decline of 26.1% for the three months ended June 30, 2020, as compared to the benchmark’s decline of 13.2% for the three months ended June 30, 2019, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net investment income (loss)	$(443,622)	$724,602
Management fee	398,044	486,543
Brokerage commission	60,097	70,747
Net realized gain (loss)	(845,717)	(11,286,520)
Change in net unrealized appreciation (depreciation)	(51,868,970)	(11,796,301)
Net Income (loss)	$(53,158,309)	$(22,358,219)
The Fund’s net income decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater decrease in the value of the futures prices during the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$2,282,195	$8,619,686
NAV end of period	$2,286,467	$22,127,403
Percentage change in NAV	0.2%	156.7%
Shares outstanding beginning of period	50,000	200,000
Shares outstanding end of period	50,000	500,000
Percentage change in shares outstanding	—%	150.0%
Shares created	—	300,000
Shares redeemed	—	—
Per share NAV beginning of period	$45.64	$43.10
Per share NAV end of period	$45.73	$44.25
Percentage change in per share NAV	0.2%	2.7%
Percentage change in benchmark	0.2%	(0.8)%
Benchmark annualized volatility	8.7%	5.5%
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to June 30, 2020. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 200,000 outstanding Shares at December 31, 2018 to 500,000 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.2% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 2.7% for the six months ended June 30, 2019, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 0.2% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 0.8% for the six months ended June 30, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(3,560)	$109,491
Management fee	11,019	79,777
Brokerage commission	190	1,355
Net realized gain (loss)	(38,658)	223,624
Change in net unrealized appreciation (depreciation)	46,490	(30,548)
Net Income (loss)	$4,272	$302,567
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2020.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$284,437,179	$344,596,263
NAV end of period	$509,811,853	$337,102,327
Percentage change in NAV	79.2%	(2.2)%
Shares outstanding beginning of period	4,334,307	8,134,307
Shares outstanding end of period	16,234,307	6,184,307
Percentage change in shares outstanding	274.6%	(24.0)%
Shares created	25,850,000	300,000
Shares redeemed	13,950,000	2,250,000
Per share NAV beginning of period	$65.62	$42.36
Per share NAV end of period	$31.40	$54.51
Percentage change in per share NAV	(52.1)%	28.7%
Percentage change in benchmark	128.5%	(45.7)%
Benchmark annualized volatility	132.5%	55.9%
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,334,307 outstanding Shares at December 31, 2019 to 16,234,307 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,134,307 outstanding Shares at December 31, 2018 to 6,184,307 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.1% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 28.7% for the six months ended June 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.

The benchmark’s rise of 128.5% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 45.7% for the six months ended June 30, 2019, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(2,498,576)	$770,941
Management fee	2,475,233	1,890,823
Brokerage commission	417,708	408,021
Non-recurring fees and expenses	—	398,550
Net realized gain (loss)	(189,685,599)	70,532,942
Change in net unrealized appreciation (depreciation)	(1,245,671)	27,139,946
Net Income (loss)	$(193,429,846)	$98,443,829
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of futures prices during the six months ended June 30, 2020.
ProShares Ultra Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$309,844,582	$368,399,654
NAV end of period	$1,508,661,459	$381,980,628
Percentage change in NAV	386.9%	3.7%
Shares outstanding beginning of period	608,453	1,128,453
Shares outstanding end of period	52,760,774	778,453
Percentage change in shares outstanding	8,571.3%	(31.0)%
Shares created	88,162,000	416,000
Shares redeemed	36,009,679	766,000
Per share NAV beginning of period	$509.23	$326.46
Per share NAV end of period	$28.59	$490.69
Percentage change in per share NAV	(94.4)%	50.3%
Percentage change in benchmark	(58.6)%	26.5%
Benchmark annualized volatility	109.8%	29.2%
On June 25, 2020, the Trust announced that the ProShares Ultra Bloomberg Crude Oil Fund would change its benchmark pending the approval of the change to the exchange listing rules applicable to the Fund by the SEC. The new benchmark for the Fund will be the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Currently, the benchmark for the Fund is the Bloomberg WTI Crude Oil Subindex
SM
.
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 608,453 outstanding Shares at December 31, 2019 to 52,760,774 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,128,453 outstanding Shares at December 31, 2018 to 778,453 outstanding Shares at June 30, 2019.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 94.4% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 50.3% for the six months ended June 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s decline of 58.6% for the six months ended June 30, 2020, as compared to the benchmark’s rise of 26.5% for the six months ended June 30, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(3,589,951)	$2,327,111
Management fee	3,676,527	1,923,750
Brokerage commission	1,143,882	53,319
Net realized gain (loss)	(1,176,974,505)	50,615,554
Change in net unrealized appreciation (depreciation)	338,757,185	157,560,555
Net Income (loss)	$(841,807,271)	$210,503,220
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in the value of WTI Crude Oil during the six months ended June 30, 2020.

* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.
ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$45,160,205	$14,617,440
NAV end of period	$50,599,783	$33,637,758
Percentage change in NAV	12.0%	130.1%
Shares outstanding beginning of period	537,815	57,815
Shares outstanding end of period	1,787,527	242,815
Percentage change in shares outstanding	232.4%	320.0%
Shares created	1,485,000	285,000
Shares redeemed	235,288	100,000
Per share NAV beginning of period	$83.97	$252.83
Per share NAV end of period	$28.31	$138.53
Percentage change in per share NAV	(66.3)%	(45.2)%
Percentage change in benchmark	(37.8)%	(22.8)%
Benchmark annualized volatility	50.5%	35.7%
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 537,815 outstanding Shares at December 31, 2019 to 1,787,527 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 57,815 outstanding Shares at December 31, 2018 to 242,815 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 66.3% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 45.2% for the six months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s decline of 37.8% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 22.8% for the six months ended June 30, 2019, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(123,647)	$93,929
Management fee	179,012	115,695
Brokerage commission	107,806	47,219
Net realized gain (loss)	(38,929,789)	(21,277,866)
Change in net unrealized appreciation (depreciation)	416,235	9,674,305
Net Income (loss)	$(38,637,201)	$(11,509,632)
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a greater decrease in the value of Henry Hub Natural Gas during the six months ended June 30, 2020.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$6,204,424	$7,544,569
NAV end of period	$4,067,686	$5,801,170
Percentage change in NAV	(34.4)%	(23.1)%
Shares outstanding beginning of period	450,000	500,000
Shares outstanding end of period	300,000	400,000
Percentage change in shares outstanding	(33.3)%	(20.0)%
Shares created	100,000	50,000
Shares redeemed	250,000	150,000
Per share NAV beginning of period	$13.79	$15.09
Per share NAV end of period	$13.56	$14.50
Percentage change in per share NAV	(1.7)%	(3.9)%
Percentage change in benchmark	0.2%	(0.8)%
Benchmark annualized volatility	8.7%	5.5%
During the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2019 to 300,000 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at December 31, 2018 to 400,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.7% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 3.9% for the six months ended June 30, 2019, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.

The benchmark’s rise of 0.2% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 0.8% for the six months ended June 30, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(5,455)	$39,752
Management fee	21,448	35,215
Net realized gain (loss)	(71,903)	(359,872)
Change in net unrealized appreciation (depreciation)	(124,134)	(16,908)
Net Income (loss)	$(201,492)	$(337,028)
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2020.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$110,726,032	$83,523,294
NAV end of period	$165,689,050	$85,377,335
Percentage change in NAV	49.6%	2.2%
Shares outstanding beginning of period	2,250,000	2,250,000
Shares outstanding end of period	2,550,000	1,950,000
Percentage change in shares outstanding	13.3%	(13.3)%
Shares created	1,450,000	400,000
Shares redeemed	1,150,000	700,000
Per share NAV beginning of period	$49.21	$37.12
Per share NAV end of period	$64.98	$43.78
Percentage change in per share NAV	32.0%	17.9%
Percentage change in benchmark	17.1%	10.0%
Benchmark annualized volatility	50.5%	10.8%
On December 20, 2018, the Trust announced that the ProShares Ultra Gold Fund would change its benchmark to the Bloomberg Gold Subindex (ticker: BCOMGC). The ProShares Ultra Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares Ultra Gold Fund was the LBMA Gold Price PM.

During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 2,250,000 outstanding Shares at December 31, 2019 to 2,550,000 outstanding Shares at June 30, 2020. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 2,250,000 outstanding Shares at December 31, 2018 to 1,950,000 outstanding Shares at June 30, 2019.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 32.0% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 17.9% for the six months ended June 30, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 17.1% for the six months ended June 30, 2020, as compared to benchmark’s rise of 10.0% for the six months ended June 30, 2019, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(171,013)	$440,872
Management fee	628,874	380,350
Brokerage commission	16,484	3,787
Net realized gain (loss)	25,863,384	7,580,942
Change in net unrealized appreciation (depreciation)	6,795,652	4,884,290
Net Income (loss)	$32,488,023	$12,906,104
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a greater increase in the value of futures prices during the six months ended June 30, 2020.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$239,254,842	$201,824,376
NAV end of period	$249,671,968	$178,444,838
Percentage change in NAV	4.4%	(11.6)%
Shares outstanding beginning of period	7,546,526	7,646,526
Shares outstanding end of period	8,446,526	7,246,526
Percentage change in shares outstanding	11.9%	(5.2)%
Shares created	2,250,000	1,300,000
Shares redeemed	1,350,000	1,700,000
Per share NAV beginning of period	$31.70	$26.39
Per share NAV end of period	$29.56	$24.62
Percentage change in per share NAV	(6.8)%	(6.7)%
Percentage change in benchmark	1.9%	(1.8)%
Benchmark annualized volatility	43.3%	15.4%
On December 20, 2018, the Trust announced that the ProShares Ultra Silver Fund would change its benchmark to the Bloomberg Silver Subindex (ticker: BCOMSI). The ProShares Ultra Silver Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares Ultra Silver Fund was the London Silver Price.
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 7,546,526 outstanding Shares at December 31, 2019 to 8,446,526 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 7,646,526 outstanding Shares at December 31, 2018 to 7,246,526 outstanding Shares at June 30, 2019.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.8% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 6.7% for the six months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 1.9% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 1.8% for the six months ended June 30, 2019, can be attributed to an increase in the value of silver futures contracts during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(58,411)	$957,627
Management fee	906,893	864,406
Brokerage commission	45,174	13,702
Net realized gain (loss)	7,688,659	5,286,170
Change in net unrealized appreciation (depreciation)	(15,759,771)	(18,388,937)
Net Income (loss)	$(8,129,523)	$(12,145,140)
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of futures prices during the six months ended June 30, 2020.
ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$527,636,003	$214,304,871
NAV end of period	$992,156,607	$529,341,464
Percentage change in NAV	88.0%	147.0%
Shares outstanding beginning of period	41,630,912	2,630,912
Shares outstanding end of period	30,130,912	17,430,912
Percentage change in shares outstanding	(27.6)%	562.5%
Shares created	34,750,000	32,200,000
Shares redeemed	46,250,000	17,400,000
Per share NAV beginning of period	$12.67	$81.46
Per share NAV end of period	$32.93	$30.37
Percentage change in per share NAV	159.8%	(62.7)%
Percentage change in benchmark	128.5%	(45.7)%
Benchmark annualized volatility	132.5%	55.9%
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 41,630,912 outstanding Shares at December 31, 2019 to 30,130,912 outstanding Shares at June 30, 2020. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 2,630,912 outstanding Shares at December 31, 2018 to 17,430,912 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark.

The Fund’s per Share NAV increase of 159.8% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 62.7% for the six months ended June 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 128.5% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 45.7% for the six months ended June 30, 2019, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(2,815,021)	$356,496
Management fee	2,677,153	2,321,769
Brokerage commission	1,179,860	1,395,316
Non-recurring fees and expenses	—	27,508
Net realized gain (loss)	618,204,440	(250,199,509)
Change in net unrealized appreciation (depreciation)	51,016,036	(78,621,075)
Net Income (loss)	$666,405,455	$(328,464,088)
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of futures prices during the six months ended June 30, 2020.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$5,580,964	$5,751,716
NAV end of period	$2,764,355	$5,807,397
Percentage change in NAV	(50.5)%	1.0%
Shares outstanding beginning of period	99,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	(50.0)%	—%
Shares created	—	100,000
Shares redeemed	50,000	100,000
Per share NAV beginning of period	$55.83	$57.53
Per share NAV end of period	$55.32	$58.09
Percentage change in per share NAV	(0.9)%	1.0%
Percentage change in benchmark	0.6%	1.7%
Benchmark annualized volatility	11.8%	5.5%
During the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2019 to 49,970 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2018 to June 30, 2019.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.9% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 1.0% for the six months ended June 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 0.6% for the six months ended June 30, 2020, as compared to the benchmark’s rise of 1.7% for the six months ended June 30, 2019, can be attributed to lesser increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(4,913)	$24,239
Management fee	13,842	21,645
Net realized gain (loss)	(115,236)	93,976
Change in net unrealized appreciation (depreciation)	49,554	(129,048)
Net Income (loss)	$(70,595)	$(10,833)
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to lesser increase in the value of the Japanese yen versus the U.S. dollar, in conjunction with the timing of shareholder activity, during the six months ended June 30, 2020.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$5,608,612	$11,060,333
NAV end of period	$5,614,042	$8,364,065
Percentage change in NAV	0.1%	(24.4)%
Shares outstanding beginning of period	100,000	200,000
Shares outstanding end of period	100,000	150,000
Percentage change in shares outstanding	—%	(25.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$56.09	$55.30
Per share NAV end of period	$56.14	$55.76
Percentage change in per share NAV	0.1%	0.8%
Percentage change in benchmark	(1.6)%	(0.3)%
Benchmark annualized volatility	14.6%	7.5%
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to June 30, 2020. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 150,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.1% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 0.8% for the six months ended June 30, 2019, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s decline of 1.6% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 0.3% for the six months ended June 30, 2019, can be attributed to greater decrease in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(12,760)	$51,684
Management fee	30,018	40,978
Brokerage commission	2,838	3,102
Net realized gain (loss)	(366,954)	512,861
Change in net unrealized appreciation (depreciation)	385,144	(651,797)
Net Income (loss)	$5,430	$(87,252)
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a greater decrease in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2020.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$125,451,681	$114,377,311
NAV end of period	$117,821,898	$68,096,767
Percentage change in NAV	(6.1)%	(40.5)%
Shares outstanding beginning of period	10,289,884	3,839,884
Shares outstanding end of period	6,439,884	4,039,884
Percentage change in shares outstanding	(37.4)%	5.2%
Shares created	22,350,000	8,250,000
Shares redeemed	26,200,000	8,050,000
Per share NAV beginning of period	$12.19	$29.79
Per share NAV end of period	$18.30	$16.86
Percentage change in per share NAV	50.1%	(43.4)%
Percentage change in benchmark	(58.6)%	26.5%
Benchmark annualized volatility	109.8%	29.2%
On June 25, 2020, the Trust announced that the ProShares UltraShort Bloomberg Crude Oil Fund would change its benchmark pending the approval of the change to the exchange listing rules applicable to the Fund by the SEC. The new benchmark for the Fund will be the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Currently, the benchmark for the Fund is the Bloomberg WTI Crude Oil Subindex
SM
.
During the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,289,884 outstanding Shares at December 31, 2019 to 6,439,884 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,839,884 outstanding Shares at December 31, 2018 to 4,039,884 outstanding Shares at June 30, 2019.

For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 50.1% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 43.4% for the six months ended June 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s decline of 58.6% for the six months ended June 30, 2020, as compared to the benchmark’s rise of 26.5% for the six months ended June 30, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(813,439)	$401,612
Management fee	551,269	356,422
Brokerage commission	423,785	28,502
Net realized gain (loss)	44,726,655	969,163
Change in net unrealized appreciation (depreciation)	1,379,632	(35,461,728)
Net Income (loss)	$45,292,848	$(34,090,953)
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in the value of WTI Crude Oil during the six months ended June 30, 2020.

ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$12,515,603	$17,825,441
NAV end of period	$28,552,210	$3,838,842
Percentage change in NAV	128.1%	(78.5)%
Shares outstanding beginning of period	324,832	824,832
Shares outstanding end of period	424,832	124,832
Percentage change in shares outstanding	30.8%	(84.9)%
Shares created	1,200,000	500,000
Shares redeemed	1,100,000	1,200,000
Per share NAV beginning of period	$38.53	$21.61
Per share NAV end of period	$67.21	$30.75
Percentage change in per share NAV	74.5%	42.3%
Percentage change in benchmark	(37.8)%	(22.8)%
Benchmark annualized volatility	50.5%	35.7%
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 324,832 outstanding Shares at December 31, 2019 to 424,832 outstanding Shares at June 30, 2020. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 824,832 outstanding Shares at December 31, 2018 to 124,832 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 74.5% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 42.3% for the six months ended June 30, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s decline of 37.8% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 22.8% for the six months ended June 30, 2019, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(109,326)	$31,203
Management fee	69,037	49,069
Brokerage commission	78,743	27,881
Net realized gain (loss)	10,862,268	14,769,166
Change in net unrealized appreciation (depreciation)	560,972	(10,862,796)
Net Income (loss)	$11,313,914	$3,937,573
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a greater decrease in the value of Henry Hub Natural Gas during the six months ended June 30, 2020.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$120,581,173	$154,120,159
NAV end of period	$78,848,965	$134,573,471
Percentage change in NAV	(34.6)%	(12.7)%
Shares outstanding beginning of period	4,500,000	6,350,000
Shares outstanding end of period	2,950,000	5,300,000
Percentage change in shares outstanding	(34.4)%	(16.5)%
Shares created	350,000	350,000
Shares redeemed	1,900,000	1,400,000
Per share NAV beginning of period	$26.80	$24.27
Per share NAV end of period	$26.73	$25.39
Percentage change in per share NAV	(0.3)%	4.6%
Percentage change in benchmark	0.2%	(0.8)%
Benchmark annualized volatility	8.7%	5.5%
During the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,500,000 outstanding Shares at December 31, 2019 to 2,950,000 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,350,000 outstanding Shares at December 31, 2018 to 5,300,000 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.3% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 4.6% for the six months ended June 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 0.2% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 0.8% for the six months ended June 30, 2019, can be attributed to an appreciation in the value of the euro versus the U.S. dollar during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(9,389)	$905,729
Management fee	477,073	674,193
Net realized gain (loss)	(1,238,585)	5,276,612
Change in net unrealized appreciation (depreciation)	1,920,568	581,064
Net Income (loss)	$672,594	$6,763,405
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2020.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$21,047,560	$18,098,997
NAV end of period	$15,851,043	$18,158,403
Percentage change in NAV	(24.7)%	0.3%
Shares outstanding beginning of period	396,977	246,978
Shares outstanding end of period	446,977	296,977
Percentage change in shares outstanding	12.6%	20.2%
Shares created	350,000	400,000
Shares redeemed	300,000	350,001
Per share NAV beginning of period	$53.02	$73.28
Per share NAV end of period	$35.46	$61.14
Percentage change in per share NAV	(33.1)%	(16.6)%
Percentage change in benchmark	17.1%	10.0%
Benchmark annualized volatility	24.2%	10.8%
On December 20, 2018, the Trust announced that the ProShares UltraShort Gold Fund would change its benchmark to the Bloomberg Gold Subindex (ticker: BCOMGC). The ProShares UltraShort Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares UltraShort Gold Fund was the LBMA Gold Price PM.
During the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 396,977 outstanding Shares at December 31, 2019 to 446,977 outstanding Shares at June 30, 2020. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 246,978 outstanding Shares at December 31, 2018 to 296,977 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.

For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.1% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 16.6% for the six months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 17.1% for the six months ended June 30, 2020, as compared to the benchmark’s rise of 10.0% for the six months ended June 30, 2019, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(25,708)	$100,053
Management fee	83,860	95,018
Brokerage commission	3,763	2,418
Net realized gain (loss)	(8,020,153)	(3,069,639)
Change in net unrealized appreciation (depreciation)	38,043	(478,986)
Net Income (loss)	$(8,007,818)	$(3,448,572)
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a greater increase in the value of the futures prices during the six months ended June 30, 2020.

ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$13,834,163	$11,768,863
NAV end of period	$10,145,625	$14,026,041
Percentage change in NAV	(26.7)%	19.2%
Shares outstanding beginning of period	516,976	316,976
Shares outstanding end of period	516,976	366,976
Percentage change in shares outstanding	—%	15.8%
Shares created	800,000	550,000
Shares redeemed	800,000	500,000
Per share NAV beginning of period	$26.76	$37.13
Per share NAV end of period	$19.62	$38.22
Percentage change in per share NAV	(26.7)%	2.9%
Percentage change in benchmark	1.9%	(1.8)%
Benchmark annualized volatility	43.3%	15.4%
On December 20, 2018, the Trust announced that the ProShares UltraShort Silver Fund would change its benchmark to the Bloomberg Silver Subindex (ticker: BCOMSI). The ProShares UltraShort Silver Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares UltraShort Silver Fund was the London Silver Price.
During the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to June 30, 2020. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 316,976 outstanding Shares at December 31, 2018 to 366,976 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.7% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV increase of 2.9% for the six months ended June 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 1.9% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 1.8% for the six months ended June 30, 2019, can be attributed to an increase in the value of the silver futures contracts during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(27,294)	$73,731
Management fee	62,885	78,655
Brokerage commission	7,921	4,175
Net realized gain (loss)	(3,035,499)	(920,611)
Change in net unrealized appreciation (depreciation)	1,436,385	1,069,178
Net Income (loss)	$(1,626,408)	$222,298
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of futures prices during the six months ended June 30, 2020.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$38,132,320	$55,363,675
NAV end of period	$29,787,034	$47,695,345
Percentage change in NAV	(21.9)%	(13.9)%
Shares outstanding beginning of period	499,290	749,290
Shares outstanding end of period	399,290	649,290
Percentage change in shares outstanding	(20.0)%	(13.3)%
Shares created	100,000	450,000
Shares redeemed	200,000	550,000
Per share NAV beginning of period	$76.37	$73.89
Per share NAV end of period	$74.60	$73.46
Percentage change in per share NAV	(2.3)%	(0.6)%
Percentage change in benchmark	0.6%	1.7%
Benchmark annualized volatility	11.8%	5.5%
During the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 499,290 outstanding Shares at December 31, 2019 to 399,290 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 749,290 outstanding Shares at December 31, 2018 to 649,290 outstanding Shares at June 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.3% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 0.6% for the six months ended June 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 0.6% for the six months ended June 30, 2020, as compared to the benchmark’s rise of 1.7% for the six months ended June 30, 2019, can be attributed to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(17,541)	$343,017
Management fee	148,867	247,784
Net realized gain (loss)	(395,772)	(2,944,042)
Change in net unrealized appreciation (depreciation)	(630,608)	2,717,362
Net Income (loss)	$(1,043,921)	$116,337
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a lesser increase in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2020.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$45,986,584	$56,299,121
NAV end of period	$59,085,470	$37,756,409
Percentage change in NAV	28.5%	(32.9)%
Shares outstanding beginning of period	2,162,403	2,112,403
Shares outstanding end of period	1,462,403	1,762,403
Percentage change in shares outstanding	(32.4)%	(16.6)%
Shares created	1,100,000	775,000
Shares redeemed	1,800,000	1,125,000
Per share NAV beginning of period	$21.27	$26.65
Per share NAV end of period	$40.40	$21.42
Percentage change in per share NAV	90.0%	(19.6)%
Percentage change in benchmark	90.9%	(19.2)%
Benchmark annualized volatility	75.1%	23.4%
During the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,162,403 outstanding Shares at December 31, 2019 to 1,462,403 outstanding Shares at June 30, 2020. By comparison, during the six months ended June 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,112,403 outstanding Shares at December 31, 2018 to 1,762,403 outstanding Shares at June 30, 2019.
For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 90.0% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 19.6% for the six months ended June 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.

The benchmark’s rise of 90.9% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 19.2% for the six months ended June 30, 2019, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(85,793)	$282,872
Management fee	218,560	188,570
Brokerage commission	32,623	19,689
Net realized gain (loss)	20,952,940	(7,055,283)
Change in net unrealized appreciation (depreciation)	3,669,337	(4,425,324)
Net Income (loss)	$24,536,484	$(11,197,735)
The Fund’s net income decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of the futures prices during the six months ended June 30, 2020.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV beginning of period	$279,792,503	$149,547,115
NAV end of period	$221,343,175	$240,473,128
Percentage change in NAV	(20.9)%	60.8%
Shares outstanding beginning of period	22,751,317	3,876,317
Shares outstanding end of period	7,926,317	11,526,317
Percentage change in shares outstanding	(65.2)%	197.4%
Shares created	10,675,000	12,125,000
Shares redeemed	25,500,000	4,475,000
Per share NAV beginning of period	$12.30	$38.58
Per share NAV end of period	$27.93	$20.86
Percentage change in per share NAV	127.1%	(45.9)%
Percentage change in benchmark	128.5%	(45.7)%
Benchmark annualized volatility	132.5%	55.9%
During the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 22,751,317 outstanding Shares at December 31, 2019 to 7,926,317 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,876,317 outstanding Shares at December 31, 2018 to 11,526,317 outstanding Shares at June 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 127.1% for the six months ended June 30, 2020, as compared to the Fund’s per Share NAV decrease of 45.9% for the six months ended June 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2020.
The benchmark’s rise of 128.5% for the six months ended June 30, 2020, as compared to the benchmark’s decline of 45.7% for the six months ended June 30, 2019, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income (loss)	$(299,597)	$1,201,304
Management fee	1,024,560	848,246
Brokerage commission	244,857	83,182
Net realized gain (loss)	324,892,071	(66,193,104)
Change in net unrealized appreciation (depreciation)	16,033,274	(33,080,532)
Net Income (loss)	$340,625,748	$(98,072,332)
The Fund’s net income increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in the value of the futures prices during the six months ended June 30, 2020.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2020 and 2019, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of June 30, 2020 and 2019, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to exchange rate price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Long	September 2020	16	$1.13	125,000	$2,250,500
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2019	154	$1.14	125,000	$(22,034,513)
The June 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of June 30, 2020 and 2019, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2020 and 2019, which were sensitive to equity market volatility risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2020	4,764	$30.88	1,000	$(147,088,500)
VIX Futures (Cboe)	Short	August 2020	3,411	31.83	1,000	(108,555,075)

Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2019	6,094	$15.53	1,000	$(94,609,350)
VIX Futures (Cboe)	Short	August 2019	4,424	16.58	1,000	(73,327,800)
The June 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of June 30, 2020 and 2019, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2020	17,132	$39.34	1,000	$673,972,880
WTI Crude Oil (NYMEX)	Long	October 2020	22,205	39.48	1,000	876,653,400
WTI Crude Oil (NYMEX)	Long	December 2020	25,357	39.68	1,000	1,006,165,760
Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	$37.2575	$225,096,897
Morgan Stanley WTI Crude Oil Subindex	Morgan Stanley	Long	287.8039	129,511,755
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	37.2575	107,081,626
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2019	2,120	$58.52	1,000	$124,062,400

Swap Agreements as of June 30, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$85.8165	$202,875,259
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	85.8165	129,203,915
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	85.8165	131,120,750
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	85.8165	61,063,068
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	85.8165	115,790,770
The June 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2020 and 2019 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of June 30, 2020 and 2019, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2020	5,659	$1.79	10,000	$101,239,510
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2019	2,948	$2.28	10,000	$67,273,360
The June 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of June 30, 2020 and 2019, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/10/20	3,440,921	1.1227	$3,862,950
Euro	UBS AG	Long	07/10/20	4,020,302	1.1283	4,536,305
Euro	UBS AG	Short	07/10/20	(203,000)	1.1264	(228,659)
Foreign Currency Forward Contracts as of June 30, 2019

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/19	5,708,031	1.1342	$6,474,107
Euro	UBS AG	Long	07/12/19	5,921,240	1.1344	6,717,044
Euro	Goldman Sachs International	Short	07/12/19	(71,266)	1.1314	(80,633)
Euro	UBS AG	Short	07/12/19	(1,362,265)	1.1369	(1,548,778)
The June 30, 2020 and 2019 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of June 30, 2020 and 2019 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2020	721	$1,800.50	100	$129,816,050
Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$203.8550	$70,552,163
Bloomberg Gold Subindex	Goldman Sachs International	Long	203.8550	69,644,070
Bloomberg Gold Subindex	UBS AG	Long	203.8550	61,364,755
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2019	309	$1,413.70	100	$43,683,330

Swap Agreements as of June 30, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$164.2928	$43,120,440
Bloomberg Gold Subindex	Goldman Sachs International	Long	164.2928	39,623,699
Bloomberg Gold Subindex	UBS AG	Long	164.2928	44,338,615
The June 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2020 and 2019 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of June 30, 2020 and 2019 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2020	1,928	$18.64	5,000	$179,660,680
Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$172.6990	$135,066,136
Bloomberg Silver Subindex	Goldman Sachs International	Long	172.6990	93,005,691
Bloomberg Silver Subindex	UBS AG	Long	172.6990	91,761,402
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2019	633	$15.34	5,000	$48,554,265
Swap Agreements as of June 30, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$148.0529	$110,291,099
Bloomberg Silver Subindex	Goldman Sachs International	Long	148.0529	95,340,020
Bloomberg Silver Subindex	UBS AG	Long	148.0529	102,655,024

The June 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2020 and 2019 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of June 30, 2020 and 2019, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to equity market volatility risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2020	26,764	$30.88	1,000	$826,338,500
VIX Futures (Cboe)	Long	August 2020	19,103	31.83	1,000	607,952,975
Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$34.0592	$52,525,586
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2019	27,397	$15.53	1,000	$425,338,425
VIX Futures (Cboe)	Long	August 2019	19,933	16.58	1,000	330,389,475
Swap Agreements as of June 30, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$25.3687	$39,123,255
The June 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2020 and 2019 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
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
As of June 30, 2020 and 2019, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to exchange rate price risk.
Foreign Currency Forward Contracts as of June 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/10/20	336,014,517	0.009196	$3,089,931
Yen	UBS AG	Long	07/10/20	274,932,756	0.009201	2,529,705
Yen	UBS AG	Short	07/10/20	(12,240,000)	0.009236	(113,045)
Foreign Currency Forward Contracts as of June 30, 2019

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/19	336,548,449	0.009246	$3,111,764
Yen	UBS AG	Long	07/12/19	921,532,970	0.009243	8,517,925
Yen	UBS AG	Short	07/12/19	(6,364,462)	0.009286	(59,101)
The June 30, 2020 and 2019 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Australian Dollar:
As of June 30, 2020 and 2019, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to exchange rate price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2020	163	$69.01	1,000	$(11,255,150)

Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2019	238	$70.37	1,000	$(16,745,680)
The June 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of June 30, 2020 and 2019, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2020	919	$39.34	1,000	$(36,153,460)
WTI Crude Oil (NYMEX)	Short	October 2020	1,990	39.48	1,000	(78,565,200)
WTI Crude Oil (NYMEX)	Short	December 2020	1,980	39.68	1,000	(78,566,400)
Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	$37.2575	$(42,317,531)
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2019	612	$58.52	1,000	$(35,814,240)

Swap Agreements as of June 30, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$85.8165	$(32,391,415)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	85.8165	(18,892,963)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	85.8165	(21,105,665)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	85.8165	(8,748,167)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	85.8165	(19,251,456)
The June 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. June 30, 2020 and 2019 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of June 30, 2020 and 2019, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2020	3,192	$1.79	10,000	$(57,104,880)
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2019	336	$2.28	10,000	$(7,667,520)
The June 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of June 30, 2020 and 2019, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	07/10/20	24,450,000	1.1306	$27,643,554
Euro	Goldman Sachs International	Short	07/10/20	(42,027,263)	1.1227	(47,181,907)
Euro	UBS AG	Short	07/10/20	(123,240,199)	1.1229	(138,384,964)
Foreign Currency Forward Contracts as of June 30, 2019

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/19	5,149,992	1.1299	$5,818,958
Euro	UBS AG	Long	07/12/19	4,521,641	1.1389	5,149,650
Euro	Goldman Sachs International	Short	07/12/19	(113,562,310)	1.1342	(128,802,111)
Euro	UBS AG	Short	07/12/19	(132,301,410)	1.1339	(150,013,121)
The June 30, 2020 and 2019 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of June 30, 2020 and 2019 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2020	46	$1,800.50	100	$(8,282,300)
Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$203.8550	$(10,722,833)
Bloomberg Gold Subindex	Goldman Sachs International	Short	203.8550	(8,036,739)
Bloomberg Gold Subindex	UBS AG	Short	203.8550	(4,678,097)
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2019	91	$1,413.70	100	$(12,864,670)

Swap Agreements as of June 30, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$164.2928	$(9,390,533)
Bloomberg Gold Subindex	Goldman Sachs International	Short	164.2928	(7,443,910)
Bloomberg Gold Subindex	UBS AG	Short	164.2928	(6,675,900)
The June 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2020 and 2019 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of June 30, 2020 and 2019 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2020	74	$18.64	5,000	$(6,895,690)
Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$172.6990	$(5,885,533)
Bloomberg Silver Subindex	Goldman Sachs International	Short	172.6990	(3,503,375)
Bloomberg Silver Subindex	UBS AG	Short	172.6990	(4,010,780)
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2019	60	$15.34	5,000	$(4,602,299)

Swap Agreements as of June 30, 2019

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$148.0529	$(8,558,305)
Bloomberg Silver Subindex	Goldman Sachs International	Short	148.0529	(7,593,488)
Bloomberg Silver Subindex	UBS AG	Short	148.0529	(7,293,546)
The June 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2020 and 2019 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of June 30, 2020 and 2019, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2020 and 2019, which were sensitive to exchange rate price risk.
Foreign Currency Forward Contracts as of June 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/10/20	667,860,000	0.009305	$6,214,279
Yen	Goldman Sachs International	Short	07/10/20	(1,888,338,165)	0.009196	(17,364,827)
Yen	UBS AG	Short	07/10/20	(5,209,742,875)	0.009190	(47,878,145)
Foreign Currency Forward Contracts as of June 30, 2019

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/19	322,672,886	0.009313	$3,005,168
Yen	Goldman Sachs International	Short	07/12/19	(5,474,654,493)	0.009244	(50,605,080)
Yen	UBS AG	Short	07/12/19	(5,105,752,383)	0.009245	(47,200,208)
The June 30, 2020 and 2019 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares VIX
Mid-Term
Futures ETF
As of June 30, 2020 and 2019, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2020 and 2019, which were sensitive to equity market volatility risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2020	378	$33.18	1,000	$12,540,150
VIX Futures (Cboe)	Long	November 2020	647	30.58	1,000	19,782,025
VIX Futures (Cboe)	Long	December 2020	647	29.08	1,000	18,811,525
VIX Futures (Cboe)	Long	January 2021	270	29.43	1,000	7,944,750
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2019	428	$17.08	1,000	$7,308,100
VIX Futures (Cboe)	Long	November 2019	739	17.08	1,000	12,618,425
VIX Futures (Cboe)	Long	December 2019	739	16.83	1,000	12,433,675
VIX Futures (Cboe)	Long	January 2020	311	17.33	1,000	5,388,075
The June 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of June 30, 2020 and 2019, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2020 and 2019, which were sensitive to equity market volatility risk.
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2020	4,125	$30.88	1,000	$127,359,375
VIX Futures (Cboe)	Long	August 2020	2,943	31.83	1,000	93,660,975
Futures Positions as of June 30, 2019

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2019	8,727	$15.53	1,000	$135,486,675
VIX Futures (Cboe)	Long	August 2019	6,343	16.58	1,000	105,135,225

The June 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
On July 28, 2020, the Sponsor, the Trust and ProShares Ultra Bloomberg Crude Oil (“UCO”), a series of the Trust, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Di Scala v. ProShares Ultra Bloomberg Crude Oil, et al. The allegations in the complaint claim that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by issuing untrue statements of material fact and omitting material facts in the prospectus for UCO, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the action. The defendants cannot predict the outcome of this lawsuit. The Trust and the Sponsor intend to vigorously defend against these lawsuits. The Trust and the Sponsor cannot predict the outcome of these lawsuits. Accordingly, no loss contingency has been recorded in the Statement of Financial Condition and the amount of loss, if any, cannot be reasonably estimated at this time. ProShares Ultra Bloomberg Crude Oil may incur expenses in defending against such lawsuits.
Item 1A. Risk Factors.
Investments in futures contracts are subject to current position limits and accountability levels established by the exchanges. Accordingly, the Sponsor and the Funds may be required to reduce the size of outstanding positions or be restricted from entering into new positions that would otherwise be taken for a Fund or not trade in certain markets on behalf of the Fund in order to comply with those limits or any future limits. These restrictions, if implemented, could limit the ability of each Fund to invest in additional futures contracts, add to existing positions in the desired amount, or create additional Creation Units and could otherwise have a significant negative impact on Fund operations and performance, decreasing a Fund’s correlation to the performance of its benchmark, and otherwise preventing a Fund from achieving its investment objective. On May 4, 2020, CME imposed a more restrictive position limit in September 2020 WTI oil futures contracts with respect to the Oil Funds. In response to CME’s imposition of a more restrictive position limit, global developments, and other factors, the Sponsor modified certain of the Oil Funds’ investment strategies to invest in longer-dated futures contracts. In early July 2020, in anticipation of the roll of the Oil Funds’ benchmark, and in order to help manage the impact of recent extraordinary conditions and volatility in the markets for crude oil and related Financial Instruments, the Sponsor modified certain of the Oil Funds’ investment strategies to invest in longer-dated futures contracts.
During April 2020, the collapse of demand for fuel as a result of economic conditions relating to COVID-19 and other factors created an oversupply of crude oil production that rapidly filled most available oil storage facilities. As a result, market participants who contractually promised to buy and take delivery of crude oil were unable to store the crude oil and were at risk of default under the terms of the May 2020 WTI crude oil futures contract. The scarcity in storage was widespread, and some market participants took the extreme measure of selling their futures contracts at a negative price (effectively paying another market participant to accept their crude oil). As a result, for the first time in history, a period of “extraordinary contango” resulted in certain crude oil futures contracts trading below zero. The effects of rolling futures contracts under extraordinary contango market conditions generally are more exaggerated than rolling futures contracts under contango market conditions and could cause significant losses. The oversupply of oil may continue, impacting futures contracts for other delivery months. Such circumstances may arise as a result of a number of factors, including the following: (1) disruptions in oil pipelines and other means to get oil out of storage and delivered to refineries (as might occur due to infrastructure deterioration, work stoppages, or weather/disaster); (2) any agreement by oil producing nations regarding production limits; or (3) potential government intervention (in the form of grants or other aid) to keep oil producers, and the workers they employ, in service. It is not possible to predict if or when these economic conditions will reverse. Any reversal of these conditions could have a significant negative impact on the performance of the Short Crude Oil Fund.
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
The COVID-19 pandemic has already had, and may continue to have, a significant negative and unpredictable impact on the U.S. and global economy. For example, equity and other markets have experienced extreme declines and volatility. In April 2020, the unemployment rate in the U.S. was extremely high by historical standards. Further, the global slowdown in the economy contributed to a significant oversupply in the crude oil market, resulting in historic shocks to, and extreme volatility in, the price of oil and related derivatives contracts. It is not possible to predict when unemployment and market conditions will return to more normal levels.
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
The Funds as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing COVID-19 pandemic
Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely impact the Funds by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.
Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Funds. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs and resulting in a sustained premium or discount in the shares of the Funds. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of the Funds, affect liquidity in the markets as well as the correlation between the price of the shares of the Funds and the net asset value of the Funds, any of which could adversely and materially affect the value of an investment in the Funds. The outbreak could impair information technology and other operational systems upon which the Funds’ service providers rely and could otherwise disrupt the ability of the employees of such service providers to perform essential tasks on behalf of the Funds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.

Title of Securities Registered	Amount Registered as of June 30, 2020		Shares Sold For the Three Months Ended June 30, 2020	Sale Price of Shares Sold For the Three Months Ended June 30, 2020	Shares Sold For the Six Months Ended June 30, 2020 **	Sale Price of Shares Sold For the Six Months Ended June 30, 2020 **
ProShares Short Euro
Common Units of Beneficial Interest	$155,213,786		—	$—	—	$—
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$5,078,471,529		1,000,000	$30,843,161	25,850,000	$914,411,669
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$5,694,352,935		77,482,000	$1,895,200,511	88,162,000	$2,953,530,675
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$504,114,682		1,260,000	$38,571,988	1,485,000	$54,252,228
ProShares Ultra Euro
Common Units of Beneficial Interest	$90,298,450		50,000	$698,183	100,000	$1,368,038
ProShares Ultra Gold
Common Units of Beneficial Interest	$490,972,448		300,000	$18,995,286	1,450,000	$83,989,061
ProShares Ultra Silver
Common Units of Beneficial Interest	$781,618,810		1,500,000	$42,297,617	2,250,000	$56,459,730
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$4,248,678,024		24,850,000	$850,559,658	34,750,000	$1,209,649,869
ProShares Ultra Yen
Common Units of Beneficial Interest	$131,792,144		—	$—	—	$—
ProShares UltraPro 3x Crude Oil ETF
Common Units of Beneficial Interest	$—	*	—	$—	184,600,000	$414,019,676
ProShares UltraPro 3x Short Crude Oil ETF
Common Units of Beneficial Interest	$—	*	—	$—	2,850,000	$59,484,110
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$159,935,804		—	$—	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$1,448,244,035		19,000,000	$597,199,474	22,350,000	$668,428,949

Title of Securities Registered	Amount Registered as of June 30, 2020	Shares Sold For the Three Months Ended June 30, 2020	Sale Price of Shares Sold For the Three Months Ended June 30, 2020	Shares Sold For the Six Months Ended June 30, 2020 **	Sale Price of Shares Sold For the Six Months Ended June 30, 2020 **
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$668,643,299	650,000	$39,170,642	1,200,000	$68,275,223
ProShares UltraShort Euro
Common Units of Beneficial Interest	$725,653,500	150,000	$4,304,184	350,000	$10,058,250
ProShares UltraShort Gold
Common Units of Beneficial Interest	$197,323,724	150,000	$5,742,206	350,000	$15,431,847
ProShares UltraShort Silver
Common Units of Beneficial Interest	$855,075,292	600,000	$14,344,359	800,000	$20,307,202
ProShares UltraShort Yen
Common Units of Beneficial Interest	$902,455,476	50,000	$3,849,992	100,000	$7,806,745
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$438,649,194	725,000	$29,558,030	1,100,000	$40,266,091
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,278,376,358	3,875,000	$108,202,585	10,675,000	$186,459,674

Total Trust:	23,849,869,490	131,642,000	$3,679,537,876	378,422,000	$6,764,199,037

*	The liquidated funds’ shares were de-registered prior to March 31, 2020.
**
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

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
Date: August 10, 2020

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: August 10, 2020