Form 10-Q
period 2020-09-30
ProShares Trust II
filed 2020-11-09
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2020.
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
As of October 30, 2020, the registrant had 180,226,695 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $745,775, respectively)	$—	$745,805
Cash	2,145,156	1,509,236
Segregated cash balances with brokers for futures contracts	41,250	31,680
Receivable on open futures contracts	3,844	—
Interest receivable	87	2,434

Total assets	2,190,337	2,289,155

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,100
Payable to Sponsor	1,693	1,860

Total liabilities	1,693	6,960

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,188,644	2,282,195

Total liabilities and shareholders’ equity	$2,190,337	$2,289,155

Shares outstanding	50,000	50,000

Net asset value per share	$43.77	$45.64

Market value per share (Note 2)	$43.28	$45.69

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires December 2020	15	$2,200,406	$17,531
See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$127	$107,143	$7,776	$297,766

Expenses
Management fee	5,247	46,129	16,266	125,906
Brokerage commissions	82	763	272	2,118
Non-recurring fees and expenses	65	—	65	—

Total expenses	5,394	46,892	16,603	128,024

Net investment income (loss)	(5,267)	60,251	(8,827)	169,742

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(77,567)	625,576	(116,225)	849,200

Net realized gain (loss)	(77,567)	625,576	(116,225)	849,200

Change in net unrealized appreciation (depreciation) on
Futures contracts	(14,989)	342,293	31,531	306,572
Short-term U.S. government and agency obligations	—	(4,588)	(30)	585

Change in net unrealized appreciation (depreciation)	(14,989)	337,705	31,501	307,157

Net realized and unrealized gain (loss)	(92,556)	963,281	(84,724)	1,156,357

Net income (loss)	$(97,823)	$1,023,532	$(93,551)	$1,326,099

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$2,286,467	$22,127,403	$2,282,195	$8,619,686

Addition of –, –, – and 300,000 shares, respectively	—	—	—	13,205,150
Redemption of –, 100,000, – and 100,000 shares, respectively	—	(4,499,868)	—	(4,499,868)

Net addition (redemption) of –, (100,000), – and 200,000 shares, respectively	—	(4,499,868)	—	8,705,282

Net investment income (loss)	(5,267)	60,251	(8,827)	169,742
Net realized gain (loss)	(77,567)	625,576	(116,225)	849,200
Change in net unrealized appreciation (depreciation)	(14,989)	337,705	31,501	307,157

Net income (loss)	(97,823)	1,023,532	(93,551)	1,326,099

Shareholders’ equity, end of period	$2,188,644	$18,651,067	$2,188,644	$18,651,067

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(93,551)	$1,326,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(410,432,905)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	747,000	404,250,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,225)	(197,441)
Change in unrealized appreciation (depreciation) on investments	30	(585)
Decrease (Increase) in receivable on futures contracts	(3,844)	(64,969)
Decrease (Increase) in interest receivable	2,347	(9,679)
Increase (Decrease) in payable to Sponsor	(167)	7,403
Increase (Decrease) in payable on futures contracts	(5,100)	(5,250)

Net cash provided by (used in) operating activities	645,490	(5,127,327)

Cash flow from financing activities
Proceeds from addition of shares	—	13,205,150
Payment on shares redeemed	—	(4,499,868)

Net cash provided by (used in) financing activities	—	8,705,282

Net increase (decrease) in cash	645,490	3,577,955
Cash, beginning of period	1,540,916	8,024,856

Cash, end of period	$2,186,406	$11,602,811

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $119,976,110 and $56,926,750, respectively)	$119,975,930	$56,929,436
Cash	58,180,317	113,044,890
Segregated cash balances with brokers for futures contracts	90,466,062	54,499,197
Receivable on open futures contracts	98,633,089	60,052,325
Interest receivable	2,699	123,214

Total assets	367,258,097	284,649,062

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	30,056,910	—
Payable on open futures contracts	1,344,400	—
Brokerage commissions and fees payable	92,881	—
Payable to Sponsor	298,840	211,883

Total liabilities	31,793,031	211,883

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	335,465,066	284,437,179

Total liabilities and shareholders’ equity	$367,258,097	$284,649,062

Shares outstanding	9,484,307	4,334,307

Net asset value per share	$35.37	$65.62

Market value per share (Note 2)	$35.50	$65.23

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(36% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20	$25,000,000	$24,999,223
0.110% due 12/10/20	25,000,000	24,995,140
0.090% due 01/07/21	60,000,000	59,984,484
0.110% due 01/14/21	10,000,000	9,997,083

Total short-term U.S. government and agency obligations
(cost $119,976,110)		$119,975,930

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2020	2,972	$90,274,500	$9,432,893
VIX Futures - Cboe, expires November 2020	2,335	76,763,125	(1,884,225)

			$7,548,668

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$53,301	$1,291,477	$909,185	$4,759,836

Expenses
Management fee	1,116,999	757,124	3,592,232	2,647,947
Brokerage commissions	167,648	166,779	585,356	574,800
Brokerage fees	291,350	1,541	752,869	1,565
Non-recurring fees and expenses	22,038	—	22,038	398,550

Total expenses	1,598,035	925,444	4,952,495	3,622,862

Net investment income (loss)	(1,544,734)	366,033	(4,043,310)	1,136,974

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	60,593,315	1,173,763	(129,091,526)	71,706,713
Short-term U.S. government and agency obligations	(10)	1,969	(768)	1,961

Net realized gain (loss)	60,593,305	1,175,732	(129,092,294)	71,708,674

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,463,210)	(5,428,459)	(2,706,204)	21,686,704
Short-term U.S. government and agency obligations	(189)	1,894	(2,866)	26,677

Change in net unrealized appreciation (depreciation)	(1,463,399)	(5,426,565)	(2,709,070)	21,713,381

Net realized and unrealized gain (loss)	59,129,906	(4,250,833)	(131,801,364)	93,422,055

Net income (loss)	$57,585,172	$(3,884,800)	$(135,844,674)	$94,559,029

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$509,811,853	$337,102,327	$284,437,179	$344,596,263

Addition of –, 850,000, 25,850,000 and 1,150,000 shares, respectively	—	47,223,413	914,411,669	62,093,409
Redemption of 6,750,000, 750,000, 20,700,000 and 3,000,000 shares, respectively	(231,931,959)	(41,544,815)	(727,539,108)	(162,352,576)

Net addition (redemption) of (6,750,000), 100,000, 5,150,000 and (1,850,000) shares, respectively	(231,931,959)	5,678,598	186,872,561	(100,259,167)

Net investment income (loss)	(1,544,734)	366,033	(4,043,310)	1,136,974
Net realized gain (loss)	60,593,305	1,175,732	(129,092,294)	71,708,674
Change in net unrealized appreciation (depreciation)	(1,463,399)	(5,426,565)	(2,709,070)	21,713,381

Net income (loss)	57,585,172	(3,884,800)	(135,844,674)	94,559,029

Shareholders’ equity, end of period	$335,465,066	$338,896,125	$335,465,066	$338,896,125

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(135,844,674)	$94,559,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(509,581,499)	(5,048,486,139)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	446,998,196	4,882,476,021
Net amortization and accretion on short-term U.S. government and agency obligations	(466,825)	(1,671,445)
Net realized gain (loss) on investments	768	(1,961)
Change in unrealized appreciation (depreciation) on investments	2,866	(26,677)
Decrease (Increase) in receivable on futures contracts	(38,580,764)	391,705
Decrease (Increase) in interest receivable	120,515	39,943
Increase (Decrease) in payable to Sponsor	86,957	(44,429)
Increase (Decrease) in brokerage commissions and fees payable	92,881	—
Increase (Decrease) in payable on futures contracts	1,344,400	(13,657,531)
Increase (Decrease) in non-recurring fees and expenses payable	—	45,949

Net cash provided by (used in) operating activities	(235,827,179)	(86,375,535)

Cash flow from financing activities
Proceeds from addition of shares	914,411,669	59,395,856
Payment on shares redeemed	(697,482,198)	(162,352,576)

Net cash provided by (used in) financing activities	216,929,471	(102,956,720)

Net increase (decrease) in cash	(18,897,708)	(189,332,255)
Cash, beginning of period	167,544,087	296,898,455

Cash, end of period	$148,646,379	$107,566,200

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $199,954,811 and $200,101,525, respectively)	$199,948,280	$200,115,463
Cash	590,495,821	86,168,083
Segregated cash balances with brokers for futures contracts	355,567,921	2,147,480
Unrealized appreciation on swap agreements	—	21,814,590
Receivable from capital shares sold	7,185,021	—
Receivable on open futures contracts	43,615,866	—
Interest receivable	30,193	123,221

Total assets	1,196,843,102	310,368,837

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	266,056
Payable to Sponsor	958,046	258,199

Total liabilities	958,046	524,255

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,195,885,056	309,844,582

Total liabilities and shareholders’ equity	$1,196,843,102	$310,368,837

Shares outstanding (Note 1)	41,610,774	608,453

Net asset value per share (Note 1)	$28.74	$509.23

Market value per share (Note 1) (Note 2)	$28.45	$511.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.085% due 01/07/21	$200,000,000	$199,948,280

Total short-term U.S. government and agency obligations
(cost $199,954,811)		$199,948,280

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2020	19,296	$780,909,120	$134,030,779
WTI Crude Oil - NYMEX, expires June 2021	18,635	787,887,800	5,114,971
WTI Crude Oil - NYMEX, expires December 2021	18,385	792,761,200	(10,418,217)

			$128,727,533

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Subindex	0.35%	10/06/20	$30,255,607	$—

			Total Unrealized Appreciation	$—

^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$50,356	$1,881,595	$1,817,563	$6,185,775

Expenses
Management fee	3,210,517	864,705	6,887,044	2,788,455
Brokerage commissions	600,233	52,522	1,744,115	105,841
Brokerage fees	635,311	—	1,172,060	—
Non-recurring fees and expenses	24,637	—	24,637	—

Total expenses	4,470,698	917,227	9,827,856	2,894,296

Net investment income (loss)	(4,420,342)	964,368	(8,010,293)	3,291,479

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	294,310,497	(746,696)	174,272,485	13,852,719
Swap agreements	(8,356,234)	62,998,998	(1,065,452,045)	99,011,264
Short-term U.S. government and agency obligations	—	3,639	159,318	7,512

Net realized gain (loss)	285,954,263	62,255,941	(891,020,242)	112,871,495

Change in net unrealized appreciation (depreciation) on
Futures contracts	(222,585,432)	(4,683,633)	127,961,958	16,085,288
Swap agreements	(10,038,323)	(101,884,815)	(21,814,590)	34,837,810
Short-term U.S. government and agency obligations	(6,531)	(29,379)	(20,469)	39,630

Change in net unrealized appreciation (depreciation)	(232,630,286)	(106,597,827)	106,126,899	50,962,728

Net realized and unrealized gain (loss)	53,323,977	(44,341,886)	(784,893,343)	163,834,223

Net income (loss)	$48,903,635	$(43,377,518)	$(792,903,636)	$167,125,702

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$1,508,661,459	$381,980,628	$309,844,582	$368,399,654

Addition of 21,500,000, 610,000, 109,662,000 and 1,026,000 shares, respectively (Note 1)	659,253,641	251,894,456	3,612,784,316	437,596,722
Redemption of 32,650,000, 624,000, 68,659,679 and 1,390,000 shares, respectively (Note 1)	(1,020,933,679)	(283,269,567)	(1,933,840,206)	(665,894,079)

Net addition (redemption) of (11,150,000), (14,000), 41,002,321 and (364,000) shares, respectively (Note 1)	(361,680,038)	(31,375,111)	1,678,944,110	(228,297,357)

Net investment income (loss)	(4,420,342)	964,368	(8,010,293)	3,291,479
Net realized gain (loss)	285,954,263	62,255,941	(891,020,242)	112,871,495
Change in net unrealized appreciation (depreciation)	(232,630,286)	(106,597,827)	106,126,899	50,962,728

Net income (loss)	48,903,635	(43,377,518)	(792,903,636)	167,125,702

Shareholders’ equity, end of period	$1,195,885,056	$307,227,999	$1,195,885,056	$307,227,999

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(792,903,636)	$167,125,702
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(609,752,656)	(3,649,367,114)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	611,325,151	3,638,063,893
Net amortization and accretion on short-term U.S. government and agency obligations	(1,266,463)	(5,582,535)
Net realized gain (loss) on investments	(159,318)	(7,512)
Change in unrealized appreciation (depreciation) on investments	21,835,059	(34,877,440)
Decrease (Increase) in receivable on futures contracts	(43,615,866)	190,440
Decrease (Increase) in interest receivable	93,028	3,816
Increase (Decrease) in payable to Sponsor	699,847	(18,346)
Increase (Decrease) in payable on futures contracts	(266,056)	2,039,266

Net cash provided by (used in) operating activities	(814,010,910)	117,570,170

Cash flow from financing activities
Proceeds from addition of shares	3,605,599,295	441,521,629
Payment on shares redeemed	(1,933,840,206)	(665,894,079)

Net cash provided by (used in) financing activities	1,671,759,089	(224,372,450)

Net increase (decrease) in cash	857,748,179	(106,802,280)
Cash, beginning of period	88,315,563	148,018,312

Cash, end of period	$946,063,742	$41,216,032

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,991,933 and $27,528,924, respectively)	$59,991,309	$27,530,314
Cash	13,682,503	7,072,257
Segregated cash balances with brokers for futures contracts	27,987,756	10,546,805
Receivable on open futures contracts	—	37,024
Interest receivable	833	10,591

Total assets	101,662,401	45,196,991

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,392,727	—
Payable to Sponsor	65,912	36,786

Total liabilities	2,458,639	36,786

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	99,203,762	45,160,205

Total liabilities and shareholders’ equity	$101,662,401	$45,196,991

Shares outstanding (Note 1)	2,887,527	537,815

Net asset value per share (Note 1)	$34.36	$83.97

Market value per share (Note 1) (Note 2)	$34.63	$83.40

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(60% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20	$30,000,000	$29,999,067
0.085% due 01/07/21	30,000,000	29,992,242

Total short-term U.S. government and agency obligations
(cost $59,991,933)		$59,991,309

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2020	7,854	$198,470,580	$(6,988,806)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$15,347	$174,945	$191,160	$431,788

Expenses
Management fee	199,772	81,234	378,784	196,929
Brokerage commissions	106,449	29,366	214,255	76,585
Brokerage fees	31,540	—	44,182	—
Non-recurring fees and expenses	1,129	—	1,129	—

Total expenses	338,890	110,600	638,350	273,514

Net investment income (loss)	(323,543)	64,345	(447,190)	158,274

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	41,156,156	(1,826,717)	2,225,390	(23,104,608)
Short-term U.S. government and agency obligations	—	(48)	977	(23)

Net realized gain (loss)	41,156,156	(1,826,765)	2,226,367	(23,104,631)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,754,372)	3,329,755	(4,336,578)	13,003,545
Short-term U.S. government and agency obligations	(455)	1,331	(2,014)	1,846

Change in net unrealized appreciation (depreciation)	(4,754,827)	3,331,086	(4,338,592)	13,005,391

Net realized and unrealized gain (loss)	36,401,329	1,504,321	(2,112,225)	(10,099,240)

Net income (loss)	$36,077,786	$1,568,666	$(2,559,415)	$(9,940,966)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$50,599,783	$33,637,758	$45,160,205	$14,617,440

Addition of 4,350,000, 80,000, 5,835,000 and 365,000 shares, respectively (Note 1)	139,174,605	9,839,170	193,426,833	65,142,814
Redemption of 3,250,000, 130,000, 3,485,288 and 230,000 shares, respectively (Note 1)	(126,648,412)	(20,224,963)	(136,823,861)	(44,998,657)

Net addition (redemption) of 1,100,000, (50,000), 2,349,712 and 135,000 shares, respectively (Note 1)	12,526,193	(10,385,793)	56,602,972	20,144,157

Net investment income (loss)	(323,543)	64,345	(447,190)	158,274
Net realized gain (loss)	41,156,156	(1,826,765)	2,226,367	(23,104,631)
Change in net unrealized appreciation (depreciation)	(4,754,827)	3,331,086	(4,338,592)	13,005,391

Net income (loss)	36,077,786	1,568,666	(2,559,415)	(9,940,966)

Shareholders’ equity, end of period	$99,203,762	$24,820,631	$99,203,762	$24,820,631

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(2,559,415)	$(9,940,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(115,881,108)	(374,214,906)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	83,563,843	369,840,579
Net amortization and accretion on short-term U.S. government and agency obligations	(144,767)	(217,142)
Net realized gain (loss) on investments	(977)	23
Change in unrealized appreciation (depreciation) on investments	2,014	(1,846)
Decrease (Increase) in receivable on futures contracts	37,024	—
Decrease (Increase) in interest receivable	9,758	(20,838)
Increase (Decrease) in payable to Sponsor	29,126	3,774
Increase (Decrease) in payable on futures contracts	2,392,727	(1,835,830)

Net cash provided by (used in) operating activities	(32,551,775)	(16,387,152)

Cash flow from financing activities
Proceeds from addition of shares	193,426,833	67,671,571
Payment on shares redeemed	(136,823,861)	(44,998,657)

Net cash provided by (used in) financing activities	56,602,972	22,672,914

Net increase (decrease) in cash	24,051,197	6,285,762
Cash, beginning of period	17,619,062	7,030,602

Cash, end of period	$41,670,259	$13,316,364

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $3,970,204, respectively)	$—	$3,970,412
Cash	3,892,817	1,206,437
Segregated cash balances with brokers for foreign currency forward contracts	607,000	921,000
Unrealized appreciation on foreign currency forward contracts	20,636	109,997
Interest receivable	192	1,496

Total assets	4,520,645	6,209,342

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,088	4,918
Unrealized depreciation on foreign currency forward contracts	118,882	—

Total liabilities	122,970	4,918

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,397,675	6,204,424

Total liabilities and shareholders’ equity	$4,520,645	$6,209,342

Shares outstanding	300,000	450,000

Net asset value per share	$14.66	$13.79

Market value per share (Note 2)	$14.64	$13.77

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/09/20	3,440,921	$4,034,867	$(37,463)
Euro with UBS AG	10/09/20	6,830,302	8,009,296	(81,419)

			Total Unrealized Depreciation	$(118,882)

Contracts to Sell
Euro with UBS AG	10/09/20	(2,760,000)	$(3,236,411)	$20,636

			Total Unrealized Appreciation	$20,636

^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$357	$25,543	$16,350	$100,510

Expenses
Management fee	12,404	13,210	33,852	48,425
Non-recurring fees and expenses	108	—	108	—

Total expenses	12,512	13,210	33,960	48,425

Net investment income (loss)	(12,155)	12,333	(17,610)	52,085

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	441,714	(396,315)	369,811	(756,187)

Net realized gain (loss)	441,714	(396,315)	369,811	(756,187)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(84,317)	(150,573)	(208,243)	(167,488)
Short-term U.S. government and agency obligations	—	268	(208)	275

Change in net unrealized appreciation (depreciation)	(84,317)	(150,305)	(208,451)	(167,213)

Net realized and unrealized gain (loss)	357,397	(546,620)	161,360	(923,400)

Net income (loss)	$345,242	$(534,287)	$143,750	$(871,315)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$4,067,686	$5,801,170	$6,204,424	$7,544,569

Addition of 100,000, –, 200,000 and 50,000 shares, respectively	1,470,669	—	2,838,707	744,567
Redemption of 100,000, –, 350,000 and 150,000 shares, respectively	(1,485,922)	—	(4,789,206)	(2,150,938)

Net addition (redemption) of –, –, (150,000) and (100,000) shares, respectively	(15,253)	—	(1,950,499)	(1,406,371)

Net investment income (loss)	(12,155)	12,333	(17,610)	52,085
Net realized gain (loss)	441,714	(396,315)	369,811	(756,187)
Change in net unrealized appreciation (depreciation)	(84,317)	(150,305)	(208,451)	(167,213)

Net income (loss)	345,242	(534,287)	143,750	(871,315)

Shareholders’ equity, end of period	$4,397,675	$5,266,883	$4,397,675	$5,266,883

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$143,750	$(871,315)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,395,795)	(64,626,095)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,375,000	65,150,000
Net amortization and accretion on short-term U.S. government and agency obligations	(9,001)	(25,209)
Change in unrealized appreciation (depreciation) on investments	208,451	167,213
Decrease (Increase) in interest receivable	1,304	424
Increase (Decrease) in payable to Sponsor	(830)	(1,809)

Net cash provided by (used in) operating activities	4,322,879	(206,791)

Cash flow from financing activities
Proceeds from addition of shares	2,838,707	744,567
Payment on shares redeemed	(4,789,206)	(2,150,938)

Net cash provided by (used in) financing activities	(1,950,499)	(1,406,371)

Net increase (decrease) in cash	2,372,380	(1,613,162)
Cash, beginning of period	2,127,437	5,989,270

Cash, end of period	$4,499,817	$4,376,108

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $244,959,430 and $66,174,584, respectively)	$244,961,119	$66,177,998
Cash	18,903,105	36,455,823
Segregated cash balances with brokers for futures contracts	12,362,025	2,070,900
Segregated cash balances with brokers for swap agreements	8,649,000	—
Unrealized appreciation on swap agreements	—	5,890,260
Receivable on open futures contracts	—	170,073
Interest receivable	1,693	45,921

Total assets	284,876,942	110,810,975

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	746,800	—
Payable to Sponsor	226,017	84,943
Unrealized depreciation on swap agreements	8,453,519	—

Total liabilities	9,426,336	84,943

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	275,450,606	110,726,032

Total liabilities and shareholders’ equity	$284,876,942	$110,810,975

Shares outstanding	4,000,000	2,250,000

Net asset value per share	$68.86	$49.21

Market value per share (Note 2)	$68.58	$49.05

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20 †	$40,000,000	$39,998,756
0.096% due 11/12/20 †	80,000,000	79,991,600
0.109% due 12/03/20	25,000,000	24,995,845
0.110% due 12/10/20	25,000,000	24,995,140
0.091% due 01/07/21	50,000,000	49,987,070
0.110% due 01/14/21 †	25,000,000	24,992,708

Total short-term U.S. government and agency obligations
(cost $244,959,430)		$244,961,119

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2020	1,114	$211,158,700	$5,335,079
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/20	$116,941,808	$(2,960,904)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	10/06/20	101,056,679	(2,558,700)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/20	121,650,344	(2,933,915)

			Total Unrealized Depreciation	$(8,453,519)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$59,354	$508,770	$543,895	$1,333,779

Expenses
Management fee	640,992	250,296	1,269,866	630,646
Brokerage commissions	12,115	3,838	28,599	7,625
Brokerage fees	20,487	—	30,683	—
Non-recurring fees and expenses	3,751	—	3,751	—

Total expenses	677,345	254,134	1,332,899	638,271

Net investment income (loss)	(617,991)	254,636	(789,004)	695,508

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,752,270	2,270,709	5,806,708	1,898,731
Swap agreements	22,990,026	14,454,316	45,798,972	17,616,231
Forward agreements	—	—	—	4,790,603
Short-term U.S. government and agency obligations	—	—	—	402

Net realized gain (loss)	25,742,296	16,725,025	51,605,680	24,305,967

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,046,895	(1,507,796)	3,086,565	1,252,162
Swap agreements	(19,104,511)	(10,285,583)	(14,343,779)	(3,921,350)
Forward agreements	—	—	—	(4,253,301)
Short-term U.S. government and agency obligations	3,025	5,560	(1,725)	18,960

Change in net unrealized appreciation (depreciation)	(18,054,591)	(11,787,819)	(11,258,939)	(6,903,529)

Net realized and unrealized gain (loss)	7,687,705	4,937,206	40,346,741	17,402,438

Net income (loss)	$7,069,714	$5,191,842	$39,557,737	$18,097,946

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$165,689,050	$85,377,335	$110,726,032	$83,523,294

Addition of 1,700,000, 450,000, 3,150,000 and 850,000 shares, respectively	120,448,172	21,152,973	204,437,233	36,017,830
Redemption of 250,000, 50,000, 1,400,000 and 750,000 shares, respectively	(17,756,330)	(2,368,290)	(79,270,396)	(28,285,210)

Net addition (redemption) of 1,450,000, 400,000, 1,750,000 and 100,000 shares, respectively	102,691,842	18,784,683	125,166,837	7,732,620

Net investment income (loss)	(617,991)	254,636	(789,004)	695,508
Net realized gain (loss)	25,742,296	16,725,025	51,605,680	24,305,967
Change in net unrealized appreciation (depreciation)	(18,054,591)	(11,787,819)	(11,258,939)	(6,903,529)

Net income (loss)	7,069,714	5,191,842	39,557,737	18,097,946

Shareholders’ equity, end of period	$275,450,606	$109,353,860	$275,450,606	$109,353,860

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$39,557,737	$18,097,946
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(491,677,717)	(819,101,339)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	313,257,000	763,380,072
Net amortization and accretion on short-term U.S. government and agency obligations	(364,129)	(1,127,912)
Net realized gain (loss) on investments	—	(402)
Change in unrealized appreciation (depreciation) on investments	14,345,504	8,155,691
Decrease (Increase) in receivable on futures contracts	170,073	—
Decrease (Increase) in interest receivable	44,228	(12,096)
Increase (Decrease) in payable to Sponsor	141,074	26,193
Increase (Decrease) in payable on futures contracts	746,800	1,492,092

Net cash provided by (used in) operating activities	(123,779,430)	(29,089,755)

Cash flow from financing activities
Proceeds from addition of shares	204,437,233	36,017,830
Payment on shares redeemed	(79,270,396)	(31,997,864)

Net cash provided by (used in) financing activities	125,166,837	4,019,966

Net increase (decrease) in cash	1,387,407	(25,069,789)
Cash, beginning of period	38,526,723	41,098,043

Cash, end of period	$39,914,130	$16,028,254

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $544,884,342 and $135,537,081, respectively)	$544,890,608	$135,544,101
Cash	66,954,087	71,876,942
Segregated cash balances with brokers for futures contracts	51,878,717	7,181,720
Segregated cash balances with brokers for swap agreements	108,754,000	—
Unrealized appreciation on swap agreements	—	25,135,898
Interest receivable	7,413	91,720

Total assets	772,484,825	239,830,381

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,224,716	—
Payable on open futures contracts	9,727,663	398,936
Payable to Sponsor	567,724	176,603
Unrealized depreciation on swap agreements	137,081,566	—

Total liabilities	151,601,669	575,539

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	620,883,156	239,254,842

Total liabilities and shareholders’ equity	$772,484,825	$239,830,381

Shares outstanding	14,696,526	7,546,526

Net asset value per share	$42.25	$31.70

Market value per share (Note 2)	$41.77	$31.65

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20 †	$50,000,000	$49,998,445
0.096% due 11/12/20 †	150,000,000	149,984,250
0.109% due 12/03/20 †	50,000,000	49,991,690
0.110% due 12/10/20	50,000,000	49,990,280
0.094% due 01/07/21	95,000,000	94,975,433
0.110% due 01/14/21 †	50,000,000	49,985,415
0.113% due 01/28/21 †	50,000,000	49,983,470
0.112% due 02/04/21 †	50,000,000	49,981,625

Total short-term U.S. government and agency obligations
(cost $544,884,342)		$544,890,608

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2020	3,288	$386,241,359	$(47,130,776)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/20	$257,181,535	$(43,662,292)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	10/06/20	223,086,085	(33,251,913)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/20	205,360,117	(28,524,197)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/20	169,907,857	(31,643,164)

			Total Unrealized Depreciation	$(137,081,566)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$103,976	$1,032,102	$1,018,578	$2,867,840

Expenses
Management fee	1,462,400	528,976	2,369,293	1,393,382
Brokerage commissions	54,812	13,720	99,986	27,422
Brokerage fees	80,036	—	100,982	3
Non-recurring fees and expenses	3,943	—	3,943	—

Total expenses	1,601,191	542,696	2,574,204	1,420,807

Net investment income (loss)	(1,497,215)	489,406	(1,555,626)	1,447,033

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	97,830,248	8,767,983	107,671,815	7,021,085
Swap agreements	192,408,549	60,466,029	190,255,641	35,132,591
Forward agreements	—	—	—	32,366,374
Short-term U.S. government and agency obligations	—	18	—	150

Net realized gain (loss)	290,238,797	69,234,030	297,927,456	74,520,200

Change in net unrealized appreciation (depreciation) on
Futures contracts	(53,237,345)	(3,576,772)	(52,855,325)	(2,839,282)
Swap agreements	(146,084,199)	(32,597,679)	(162,217,464)	(25,446,936)
Forward agreements	—	—	—	(26,301,717)
Short-term U.S. government and agency obligations	7,772	11,550	(754)	36,097

Change in net unrealized appreciation (depreciation)	(199,313,772)	(36,162,901)	(215,073,543)	(54,551,838)

Net realized and unrealized gain (loss)	90,925,025	33,071,129	82,853,913	19,968,362

Net income (loss)	$89,427,810	$33,560,535	$81,298,287	$21,415,395

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$249,671,968	$178,444,838	$239,254,842	$201,824,376

Addition of 8,050,000, 750,000, 10,300,000 and 2,050,000 shares, respectively	383,530,355	23,886,106	439,990,085	55,464,494
Redemption of 1,800,000, 600,000, 3,150,000 and 2,300,000 shares, respectively	(101,746,977)	(19,832,736)	(139,660,058)	(62,645,522)

Net addition (redemption) of 6,250,000, 150,000, 7,150,000 and (250,000) shares, respectively	281,783,378	4,053,370	300,330,027	(7,181,028)

Net investment income (loss)	(1,497,215)	489,406	(1,555,626)	1,447,033
Net realized gain (loss)	290,238,797	69,234,030	297,927,456	74,520,200
Change in net unrealized appreciation (depreciation)	(199,313,772)	(36,162,901)	(215,073,543)	(54,551,838)

Net income (loss)	89,427,810	33,560,535	81,298,287	21,415,395

Shareholders’ equity, end of period	$620,883,156	$216,058,743	$620,883,156	$216,058,743

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$81,298,287	$21,415,395
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(874,359,830)	(1,528,443,758)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	465,705,000	1,426,099,204
Net amortization and accretion on short-term U.S. government and agency obligations	(692,431)	(2,391,508)
Net realized gain (loss) on investments	—	(150)
Change in unrealized appreciation (depreciation) on investments	162,218,218	51,712,556
Decrease (Increase) in interest receivable	84,307	(63,635)
Increase (Decrease) in payable to Sponsor	391,121	42,077
Increase (Decrease) in payable on futures contracts	9,328,727	2,944,371

Net cash provided by (used in) operating activities	(156,026,601)	(28,685,448)

Cash flow from financing activities
Proceeds from addition of shares	439,990,085	55,464,494
Payment on shares redeemed	(135,435,342)	(62,645,522)

Net cash provided by (used in) financing activities	304,554,743	(7,181,028)

Net increase (decrease) in cash	148,528,142	(35,866,476)
Cash, beginning of period	79,058,662	51,907,742

Cash, end of period	$227,586,804	$16,041,266

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $444,907,512 and $179,736,532, respectively)	$444,907,768	$179,749,262
Cash	71,116,310	179,318,928
Segregated cash balances with brokers for futures contracts	659,560,508	175,258,401
Segregated cash balances with brokers for swap agreements	12,088,000	6,984,000
Receivable from capital shares sold	28,224,026	87,500
Securities sold receivable	246,192	—
Receivable on open futures contracts	92,924,129	20,666,579
Interest receivable	8,915	212,666

Total assets	1,309,075,848	562,277,336

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	34,019,820
Brokerage commissions and fees payable	419,056	—
Payable to Sponsor	1,045,271	411,729
Unrealized depreciation on swap agreements	—	209,784

Total liabilities	1,464,327	34,641,333

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,307,611,521	527,636,003

Total liabilities and shareholders’ equity	$1,309,075,848	$562,277,336

Shares outstanding	64,880,912	41,630,912

Net asset value per share	$20.15	$12.67

Market value per share (Note 2)	$19.92	$12.89

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(34% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20	$50,000,000	$49,998,445
0.096% due 11/12/20	100,000,000	99,989,500
0.110% due 12/10/20	50,000,000	49,990,280
0.088% due 01/07/21	145,000,000	144,962,503
0.110% due 01/14/21	50,000,000	49,985,415
0.112% due 02/04/21	50,000,000	49,981,625

Total short-term U.S. government and agency obligations
(cost $444,907,512)		$444,907,768

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2020	34,258	$1,040,586,750	$579,013
VIX Futures - Cboe, expires November 2020	26,919	884,962,125	19,146,059

			$19,725,072

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	1.02%	10/28/20	$38,626,764	$—

			Total Unrealized Depreciation	$—

^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$88,621	$2,018,561	$1,601,884	$6,119,714

Expenses
Management fee	2,969,740	1,166,670	5,646,893	3,488,439
Brokerage commissions	1,102,235	723,766	2,282,095	2,119,082
Brokerage fees	1,143,160	—	1,614,431	64
Non-recurring fees and expenses	10,480	—	10,480	27,508

Total expenses	5,225,615	1,890,436	9,553,899	5,635,093

Net investment income (loss)	(5,136,994)	128,125	(7,952,015)	484,621

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(541,559,555)	(49,855,031)	43,875,522	(266,921,725)
Swap agreements	(17,978,295)	(5,472,509)	14,791,068	(38,604,974)
Short-term U.S. government and agency obligations	—	11,791	—	11,441

Net realized gain (loss)	(559,537,850)	(55,315,749)	58,666,590	(305,515,258)

Change in net unrealized appreciation (depreciation) on
Futures contracts	11,342,353	43,186,841	66,121,853	(34,582,911)
Swap agreements	3,959,662	2,019,086	209,784	1,135,722
Short-term U.S. government and agency obligations	1,112	1,358	(12,474)	33,399

Change in net unrealized appreciation (depreciation)	15,303,127	45,207,285	66,319,163	(33,413,790)

Net realized and unrealized gain (loss)	(544,234,723)	(10,108,464)	124,985,753	(338,929,048)

Net income (loss)	$(549,371,717)	$(9,980,339)	$117,033,738	$(338,444,427)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$992,156,607	$529,341,464	$527,636,003	$214,304,871

Addition of 42,800,000, 23,650,000, 77,550,000 and 55,850,000 shares, respectively	1,066,976,088	634,964,519	2,276,625,957	1,949,376,975
Redemption of 8,050,000, 17,550,000, 54,300,000 and 34,950,000 shares, respectively	(202,149,457)	(557,219,594)	(1,613,684,177)	(1,228,131,369)

Net addition (redemption) of 34,750,000, 6,100,000, 23,250,000 and 20,900,000 shares, respectively	864,826,631	77,744,925	662,941,780	721,245,606

Net investment income (loss)	(5,136,994)	128,125	(7,952,015)	484,621
Net realized gain (loss)	(559,537,850)	(55,315,749)	58,666,590	(305,515,258)
Change in net unrealized appreciation (depreciation)	15,303,127	45,207,285	66,319,163	(33,413,790)

Net income (loss)	(549,371,717)	(9,980,339)	117,033,738	(338,444,427)

Shareholders’ equity, end of period	$1,307,611,521	$597,106,050	$1,307,611,521	$597,106,050

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$117,033,738	$(338,444,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(965,269,478)	(4,819,237,640)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	701,000,000	4,611,774,764
Net amortization and accretion on short-term U.S. government and agency obligations	(901,502)	(2,153,373)
Net realized gain (loss) on investments	—	(11,441)
Change in unrealized appreciation (depreciation) on investments	(197,310)	(1,169,121)
Decrease (Increase) in securities sold receivable	(246,192)	—
Decrease (Increase) in receivable on futures contracts	(72,257,550)	(15,657,867)
Decrease (Increase) in interest receivable	203,751	(180,227)
Increase (Decrease) in payable to Sponsor	633,542	188,287
Increase (Decrease) in brokerage commissions and fees payable	419,056	—
Increase (Decrease) in payable on futures contracts	(34,019,820)	11,805,615

Net cash provided by (used in) operating activities	(253,601,765)	(553,085,430)

Cash flow from financing activities
Proceeds from addition of shares	2,248,489,431	1,957,526,924
Payment on shares redeemed	(1,613,684,177)	(1,228,131,369)

Net cash provided by (used in) financing activities	634,805,254	729,395,555

Net increase (decrease) in cash	381,203,489	176,310,125
Cash, beginning of period	361,561,329	202,920,595

Cash, end of period	$742,764,818	$379,230,720

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS
OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $1,808,030, respectively)	$—	$1,808,104
Cash	2,545,241	3,283,138
Segregated cash balances with brokers for foreign currency forward contracts	302,000	500,000
Unrealized appreciation on foreign currency forward contracts	37,575	—
Interest receivable	104	4,726

Total assets	2,884,920	5,595,968

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,240	4,475
Unrealized depreciation on foreign currency forward contracts	—	10,529

Total liabilities	2,240	15,004

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,882,680	5,580,964

Total liabilities and shareholders’ equity	$2,884,920	$5,595,968

Shares outstanding	49,970	99,970

Net asset value per share	$57.69	$55.83

Market value per share (Note 2)	$57.69	$55.83

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/09/20	332,532,517	$3,153,308	$21,379
Yen with UBS AG	10/09/20	278,602,756	2,641,907	16,181

			Total Unrealized Appreciation	$37,560

Contracts to Sell
Yen with UBS AG	10/09/20	(2,680,000)	$(25,414)	$15

			Total Unrealized Appreciation	$15

^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$171	$16,771	$9,100	$62,655

Expenses
Management fee	6,813	8,325	20,655	29,970
Non-recurring fees and expenses	78	—	78	—

Total expenses	6,891	8,325	20,733	29,970

Net investment income (loss)	(6,720)	8,446	(11,633)	32,685

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	126,569	37,748	11,333	131,724
Short-term U.S. government and agency obligations	—	(162)	—	(162)

Net realized gain (loss)	126,569	37,586	11,333	131,562

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,524)	(76,553)	48,104	(205,249)
Short-term U.S. government and agency obligations	—	352	(74)	—

Change in net unrealized appreciation (depreciation)	(1,524)	(76,201)	48,030	(205,249)

Net realized and unrealized gain (loss)	125,045	(38,615)	59,363	(73,687)

Net income (loss)	$118,325	$(30,169)	$47,730	$(41,002)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$2,764,355	$5,807,397	$5,580,964	$5,751,716

Addition of –, –, – and 100,000 shares, respectively	—	—	—	5,758,562
Redemption of –, 50,000, 50,000 and 150,000 shares, respectively	—	(2,925,841)	(2,746,014)	(8,617,889)

Net addition (redemption) of –, (50,000), (50,000) and (50,000) shares, respectively	—	(2,925,841)	(2,746,014)	(2,859,327)

Net investment income (loss)	(6,720)	8,446	(11,633)	32,685
Net realized gain (loss)	126,569	37,586	11,333	131,562
Change in net unrealized appreciation (depreciation)	(1,524)	(76,201)	48,030	(205,249)

Net income (loss)	118,325	(30,169)	47,730	(41,002)

Shareholders’ equity, end of period	$2,882,680	$2,851,387	$2,882,680	$2,851,387

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$47,730	$(41,002)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(99,700)	(40,320,918)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,911,000	40,338,736
Net amortization and accretion on short-term U.S. government and agency obligations	(3,270)	(17,980)
Net realized gain (loss) on investments	—	162
Change in unrealized appreciation (depreciation) on investments	(48,030)	205,249
Decrease (Increase) in interest receivable	4,622	783
Increase (Decrease) in payable to Sponsor	(2,235)	(184)

Net cash provided by (used in) operating activities	1,810,117	164,846

Cash flow from financing activities
Proceeds from addition of shares	—	8,605,138
Payment on shares redeemed	(2,746,014)	(8,617,889)

Net cash provided by (used in) financing activities	(2,746,014)	(12,751)

Net increase (decrease) in cash	(935,897)	152,095
Cash, beginning of period	3,783,138	2,726,531

Cash, end of period	$2,847,241	$2,878,626

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF
FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $3,931,268, respectively)	$—	$3,931,474
Cash	4,934,884	1,506,673
Segregated cash balances with brokers for futures contracts	287,100	211,200
Interest receivable	197	1,707

Total assets	5,222,181	5,651,054

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	44,555	37,725
Payable to Sponsor	3,958	4,717

Total liabilities	48,513	42,442

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,173,668	5,608,612

Total liabilities and shareholders’ equity	$5,222,181	$5,651,054

Shares outstanding	100,000	100,000

Net asset value per share	$51.74	$56.09

Market value per share (Note 2)	$51.67	$55.88

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires December 2020	145	$10,386,350	$166,370
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$289	$38,466	$20,385	$134,230

Expenses
Management fee	12,478	17,005	42,496	57,983
Brokerage commissions	928	1,508	3,766	4,610
Non-recurring fees and expenses	177	—	177	—

Total expenses	13,583	18,513	46,439	62,593

Net investment income (loss)	(13,294)	19,953	(26,054)	71,637

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(432,100)	312,374	(799,054)	825,235

Net realized gain (loss)	(432,100)	312,374	(799,054)	825,235

Change in net unrealized appreciation (depreciation) on
Futures contracts	5,020	351,366	390,370	(300,635)
Short-term U.S. government and agency obligations	—	(193)	(206)	11

Change in net unrealized appreciation (depreciation)	5,020	351,173	390,164	(300,624)

Net realized and unrealized gain (loss)	(427,080)	663,547	(408,890)	524,611

Net income (loss)	$(440,374)	$683,500	$(434,944)	$596,248

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$5,614,042	$8,364,065	$5,608,612	$11,060,333

Addition of –, 50,000, – and 50,000 shares, respectively	—	3,004,977	—	3,004,977
Redemption of –, 50,000, – and 100,000 shares, respectively	—	(2,976,743)	—	(5,585,759)

Net addition (redemption) of –, –, – and (50,000) shares, respectively	—	28,234	—	(2,580,782)

Net investment income (loss)	(13,294)	19,953	(26,054)	71,637
Net realized gain (loss)	(432,100)	312,374	(799,054)	825,235
Change in net unrealized appreciation (depreciation)	5,020	351,173	390,164	(300,624)

Net income (loss)	(440,374)	683,500	(434,944)	596,248

Shareholders’ equity, end of period	$5,173,668	$9,075,799	$5,173,668	$9,075,799

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(434,944)	$596,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(498,498)	(127,013,643)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,436,000	127,350,000
Net amortization and accretion on short-term U.S. government and agency obligations	(6,234)	(36,809)
Change in unrealized appreciation (depreciation) on investments	206	(11)
Decrease (Increase) in receivable on futures contracts	—	(17,820)
Decrease (Increase) in interest receivable	1,510	181
Increase (Decrease) in payable to Sponsor	(759)	(3,165)
Increase (Decrease) in payable on futures contracts	6,830	—

Net cash provided by (used in) operating activities	3,504,111	874,981

Cash flow from financing activities
Proceeds from addition of shares	—	3,004,977
Payment on shares redeemed	—	(5,585,759)

Net cash provided by (used in) financing activities	—	(2,580,782)

Net increase (decrease) in cash	3,504,111	(1,705,801)
Cash, beginning of period	1,717,873	10,754,381

Cash, end of period	$5,221,984	$9,048,580

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS
OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $62,196,121, respectively)	$—	$62,199,283
Cash	55,467,727	50,856,757
Segregated cash balances with brokers for futures contracts	27,281,981	7,239,420
Segregated cash balances with brokers for swap agreements	188,000	3,813,000
Receivable from capital shares sold	—	4,267,015
Receivable on open futures contracts	862,525	1,144,404
Interest receivable	2,195	54,165

Total assets	83,802,428	129,574,044

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,316,805	—
Payable to Sponsor	67,457	88,432
Unrealized depreciation on swap agreements	—	4,033,931

Total liabilities	3,384,262	4,122,363

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	80,418,166	125,451,681

Total liabilities and shareholders’ equity	$83,802,428	$129,574,044

Shares outstanding	4,839,884	10,289,884

Net asset value per share	$16.62	$12.19

Market value per share (Note 2)	$16.77	$12.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2020	1,314	$53,177,580	$627,760
WTI Crude Oil - NYMEX, expires June 2021	1,269	53,653,320	(1,070,006)
WTI Crude Oil - NYMEX, expires December 2021	1,252	53,986,240	520,534

			$78,288

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$4,832	$418,817	$259,750	$1,205,353

Expenses
Management fee	238,038	192,976	789,307	549,398
Brokerage commissions	64,657	25,558	488,442	54,060
Brokerage fees	39,565	—	132,868	—
Non-recurring fees and expenses	4,892	—	4,892	—

Total expenses	347,152	218,534	1,415,509	603,458

Net investment income (loss)	(342,320)	200,283	(1,155,759)	601,895

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,932,125)	(2,990,011)	(13,146,261)	(8,173,917)
Swap agreements	(3,364,704)	(9,243,269)	41,576,107	(3,091,400)
Short-term U.S. government and agency obligations	—	—	(20)	1,200

Net realized gain (loss)	(16,296,829)	(12,233,280)	28,429,826	(11,264,117)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,752,436	2,788,436	3,196,977	(2,034,212)
Swap agreements	2,095,678	20,406,491	4,033,931	(10,239,687)
Short-term U.S. government and agency obligations	—	4,208	(3,162)	11,306

Change in net unrealized appreciation (depreciation)	5,848,114	23,199,135	7,227,746	(12,262,593)

Net realized and unrealized gain (loss)	(10,448,715)	10,965,855	35,657,572	(23,526,710)

Net income (loss)	$(10,791,035)	$11,166,138	$34,501,813	$(22,924,815)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$117,821,898	$68,096,767	$125,451,681	$114,377,311

Addition of 4,300,000, 8,450,000, 26,650,000 and 16,700,000 shares, respectively	69,006,205	127,731,733	737,435,154	270,984,807
Redemption of 5,900,000, 6,850,000, 32,100,000 and 14,900,000 shares, respectively	(95,618,902)	(114,523,365)	(816,970,482)	(269,966,030)

Net addition (redemption) of (1,600,000), 1,600,000, (5,450,000) and 1,800,000 shares, respectively	(26,612,697)	13,208,368	(79,535,328)	1,018,777

Net investment income (loss)	(342,320)	200,283	(1,155,759)	601,895
Net realized gain (loss)	(16,296,829)	(12,233,280)	28,429,826	(11,264,117)
Change in net unrealized appreciation (depreciation)	5,848,114	23,199,135	7,227,746	(12,262,593)

Net income (loss)	(10,791,035)	11,166,138	34,501,813	(22,924,815)

Shareholders’ equity, end of period	$80,418,166	$92,471,273	$80,418,166	$92,471,273

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$34,501,813	$(22,924,815)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(32,897,274)	(1,337,379,641)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	95,246,647	1,291,301,091
Net amortization and accretion on short-term U.S. government and agency obligations	(153,272)	(808,322)
Net realized gain (loss) on investments	20	(1,200)
Change in unrealized appreciation (depreciation) on investments	(4,030,769)	10,228,381
Decrease (Increase) in receivable on futures contracts	281,879	(60,224)
Decrease (Increase) in interest receivable	51,970	(16,634)
Increase (Decrease) in payable to Sponsor	(20,975)	(14,088)
Increase (Decrease) in payable on futures contracts	3,316,805	902,983

Net cash provided by (used in) operating activities	96,296,844	(58,772,469)

Cash flow from financing activities
Proceeds from addition of shares	741,702,169	296,443,692
Payment on shares redeemed	(816,970,482)	(264,430,559)

Net cash provided by (used in) financing activities	(75,268,313)	32,013,133

Net increase (decrease) in cash	21,028,531	(26,759,336)
Cash, beginning of period	61,909,177	39,972,133

Cash, end of period	$82,937,708	$13,212,797

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $31,994,270 and $5,154,603, respectively)	$31,994,651	$5,154,876
Cash	23,006,245	4,438,331
Segregated cash balances with brokers for futures contracts	13,165,499	2,932,560
Receivable on open futures contracts	1,269,994	—
Interest receivable	796	6,522

Total assets	69,437,185	12,532,289

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	22,448,688	—
Payable on open futures contracts	—	6,826
Payable to Sponsor	50,511	9,860

Total liabilities	22,499,199	16,686

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	46,937,986	12,515,603

Total liabilities and shareholders’ equity	$69,437,185	$12,532,289

Shares outstanding	1,224,832	324,832

Net asset value per share	$38.32	$38.53

Market value per share (Note 2)	$38.01	$38.82

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(68% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.096% due 11/12/20	$20,000,000	$19,997,900
0.109% due 12/03/20	2,000,000	1,999,668
0.110% due 01/14/21	10,000,000	9,997,083

Total short-term U.S. government and agency obligations
(cost $31,994,270)		$31,994,651

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2020	3,715	$93,878,050	$10,202,330

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$8,136	$25,657	$51,939	$133,810

Expenses
Management fee	138,507	12,382	207,544	61,451
Brokerage commissions	98,416	8,619	177,159	36,500
Brokerage fees	20,454	—	25,803	—
Non-recurring fees and expenses	345	—	345	—

Total expenses	257,722	21,001	410,851	97,951

Net investment income (loss)	(249,586)	4,656	(358,912)	35,859

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(31,450,011)	(68,026)	(20,587,193)	14,701,140
Short-term U.S. government and agency obligations	19	—	(531)	—

Net realized gain (loss)	(31,449,992)	(68,026)	(20,587,724)	14,701,140

Change in net unrealized appreciation (depreciation) on
Futures contracts	8,968,702	790,889	9,530,001	(10,072,024)
Short-term U.S. government and agency obligations	435	422	108	539

Change in net unrealized appreciation (depreciation)	8,969,137	791,311	9,530,109	(10,071,485)

Net realized and unrealized gain (loss)	(22,480,855)	723,285	(11,057,615)	4,629,655

Net income (loss)	$(22,730,441)	$727,941	$(11,416,527)	$4,665,514

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$28,552,210	$3,838,842	$12,515,603	$17,825,441

Addition of 3,200,000, 300,000, 4,400,000 and 800,000 shares, respectively	130,455,301	7,960,389	198,730,524	18,993,016
Redemption of 2,400,000, 150,000, 3,500,000 and 1,350,000 shares, respectively	(89,339,084)	(4,440,948)	(152,891,614)	(33,397,747)

Net addition (redemption) of 800,000, 150,000, 900,000 and (550,000) shares, respectively	41,116,217	3,519,441	45,838,910	(14,404,731)

Net investment income (loss)	(249,586)	4,656	(358,912)	35,859
Net realized gain (loss)	(31,449,992)	(68,026)	(20,587,724)	14,701,140
Change in net unrealized appreciation (depreciation)	8,969,137	791,311	9,530,109	(10,071,485)

Net income (loss)	(22,730,441)	727,941	(11,416,527)	4,665,514

Shareholders’ equity, end of period	$46,937,986	$8,086,224	$46,937,986	$8,086,224

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(11,416,527)	$4,665,514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(54,978,482)	(196,007,876)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	28,159,767	194,350,000
Net amortization and accretion on short-term U.S. government and agency obligations	(21,483)	(38,346)
Net realized gain (loss) on investments	531	—
Change in unrealized appreciation (depreciation) on investments	(108)	(539)
Decrease (Increase) in receivable on futures contracts	(1,269,994)	2,759,002
Decrease (Increase) in interest receivable	5,726	8,273
Increase (Decrease) in payable to Sponsor	40,651	(13,060)
Increase (Decrease) in payable on futures contracts	(6,826)	—

Net cash provided by (used in) operating activities	(39,486,745)	5,722,968

Cash flow from financing activities
Proceeds from addition of shares	198,730,524	18,993,016
Payment on shares redeemed	(130,442,926)	(37,719,335)

Net cash provided by (used in) financing activities	68,287,598	(18,726,319)

Net increase (decrease) in cash	28,800,853	(13,003,351)
Cash, beginning of period	7,370,891	18,756,222

Cash, end of period	$36,171,744	$5,752,871

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $56,990,516 and $78,586,073, respectively)	$56,991,505	$78,590,100
Cash	12,887,243	44,280,278
Unrealized appreciation on foreign currency forward contracts	1,240,172	115,751
Interest receivable	747	60,723

Total assets	71,119,667	123,046,852

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,449,168	—
Payable to Sponsor	51,771	99,508
Unrealized depreciation on foreign currency forward contracts	41,195	2,366,171

Total liabilities	2,542,134	2,465,679

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	68,577,533	120,581,173

Total liabilities and shareholders’ equity	$71,119,667	$123,046,852

Shares outstanding	2,800,000	4,500,000

Net asset value per share	$24.49	$26.80

Market value per share (Note 2)	$24.49	$26.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20 †	$12,000,000	$11,999,627
0.096% due 11/12/20 †	10,000,000	9,998,950
0.109% due 12/03/20	25,000,000	24,995,845
0.110% due 01/14/21	10,000,000	9,997,083

Total short-term U.S. government and agency obligations
(cost $56,990,516)		$56,991,505

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/09/20	3,698,000	$4,336,321	$(213)
Euro with UBS AG	10/09/20	6,700,000	7,856,503	(40,982)

			Total Unrealized Depreciation	$(41,195)

Contracts to Sell
Euro with Goldman Sachs International	10/09/20	(41,689,263)	$(48,885,350)	$453,892
Euro with UBS AG	10/09/20	(85,627,199)	(100,407,525)	786,280

			Total Unrealized Appreciation	$1,240,172

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$18,939	$689,247	$486,623	$2,269,169

Expenses
Management fee	161,145	317,568	638,218	991,761
Non-recurring fees and expenses	2,622	—	2,622	—

Total expenses	163,767	317,568	640,840	991,761

Net investment income (loss)	(144,828)	371,679	(154,217)	1,277,408

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(7,511,153)	9,363,923	(8,749,738)	14,640,542
Short-term U.S. government and agency obligations	(14)	1,917	(14)	1,910

Net realized gain (loss)	(7,511,167)	9,365,840	(8,749,752)	14,642,452

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,523,931	3,612,397	3,449,397	4,167,992
Short-term U.S. government and agency obligations	1,860	(900)	(3,038)	24,569

Change in net unrealized appreciation (depreciation)	1,525,791	3,611,497	3,446,359	4,192,561

Net realized and unrealized gain (loss)	(5,985,376)	12,977,337	(5,303,393)	18,835,013

Net income (loss)	$(6,130,204)	$13,349,016	$(5,457,610)	$20,112,421

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$78,848,965	$134,573,471	$120,581,173	$154,120,159

Addition of 1,000,000, 100,000, 1,350,000 and 450,000 shares, respectively	24,186,298	2,628,221	34,244,548	11,462,917
Redemption of 1,150,000, 550,000, 3,050,000 and 1,950,000 shares, respectively	(28,327,526)	(14,630,520)	(80,790,578)	(49,775,309)

Net addition (redemption) of (150,000), (450,000), (1,700,000) and (1,500,000) shares, respectively	(4,141,228)	(12,002,299)	(46,546,030)	(38,312,392)

Net investment income (loss)	(144,828)	371,679	(154,217)	1,277,408
Net realized gain (loss)	(7,511,167)	9,365,840	(8,749,752)	14,642,452
Change in net unrealized appreciation (depreciation)	1,525,791	3,611,497	3,446,359	4,192,561

Net income (loss)	(6,130,204)	13,349,016	(5,457,610)	20,112,421

Shareholders’ equity, end of period	$68,577,533	$135,920,188	$68,577,533	$135,920,188

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(5,457,610)	$20,112,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(198,751,004)	(1,359,993,207)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	220,684,953	1,362,077,959
Net amortization and accretion on short-term U.S. government and agency obligations	(338,406)	(2,036,277)
Net realized gain (loss) on investments	14	(1,910)
Change in unrealized appreciation (depreciation) on investments	(3,446,359)	(4,192,561)
Decrease (Increase) in interest receivable	59,976	(21,898)
Increase (Decrease) in payable to Sponsor	(47,737)	(24,769)

Net cash provided by (used in) operating activities	12,703,827	15,919,758

Cash flow from financing activities
Proceeds from addition of shares	34,244,548	11,462,917
Payment on shares redeemed	(78,341,410)	(52,202,329)

Net cash provided by (used in) financing activities	(44,096,862)	(40,739,412)

Net increase (decrease) in cash	(31,393,035)	(24,819,654)
Cash, beginning of period	44,280,278	36,353,995

Cash, end of period	$12,887,243	$11,534,341

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $4,999,055 and $12,354,582, respectively)	$4,999,169	$12,355,192
Cash	16,023,735	8,993,715
Segregated cash balances with brokers for futures contracts	1,206,675	358,200
Segregated cash balances with brokers for swap agreements	4,210,500	544,000
Unrealized appreciation on swap agreements	661,739	—
Receivable on open futures contracts	55,281	—
Interest receivable	572	11,691

Total assets	27,157,671	22,262,798

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	25,211
Payable to Sponsor	17,690	17,218
Unrealized depreciation on swap agreements	—	1,172,809

Total liabilities	17,690	1,215,238

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	27,139,981	21,047,560

Total liabilities and shareholders’ equity	$27,157,671	$22,262,798

Shares outstanding	846,977	396,977

Net asset value per share	$32.04	$53.02

Market value per share (Note 2)	$32.19	$53.21

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.109% due 12/03/20	$5,000,000	$4,999,169

Total short-term U.S. government and agency obligations
(cost $4,999,055)		$4,999,169

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2020	111	$21,040,050	$501,482
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/20	$(10,138,690)	$253,573
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	10/06/20	(8,325,763)	208,488
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/20	(14,773,987)	199,678

			Total Unrealized Appreciation	$661,739

^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$1,831	$97,539	$65,111	$295,028

Expenses
Management fee	45,591	42,251	129,451	137,269
Brokerage commissions	1,980	1,607	5,743	4,025
Brokerage fees	1,232	—	2,597	—
Non-recurring fees and expenses	499	—	499	—

Total expenses	49,302	43,858	138,290	141,294

Net investment income (loss)	(47,471)	53,681	(73,179)	153,734

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,305,687)	(944,994)	(5,001,545)	(1,622,936)
Swap agreements	(2,715,850)	(2,527,694)	(7,040,145)	(3,801,579)
Forward agreements	—	—	—	(1,118,149)
Short-term U.S. government and agency obligations	—	355	—	692

Net realized gain (loss)	(4,021,537)	(3,472,333)	(12,041,690)	(6,541,972)

Change in net unrealized appreciation (depreciation) on
Futures contracts	782,022	859,992	893,052	572,144
Swap agreements	1,906,708	1,846,133	1,834,548	662,229
Forward agreements	—	—	—	990,786
Short-term U.S. government and agency obligations	331	(1,082)	(496)	898

Change in net unrealized appreciation (depreciation)	2,689,061	2,705,043	2,727,104	2,226,057

Net realized and unrealized gain (loss)	(1,332,476)	(767,290)	(9,314,586)	(4,315,915)

Net income (loss)	$(1,379,947)	$(713,609)	$(9,387,765)	$(4,162,181)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$15,851,043	$18,158,403	$21,047,560	$18,098,997

Addition of 750,000, 150,000, 1,100,000 and 550,000 shares, respectively	23,162,997	8,009,298	38,594,844	36,655,009
Redemption of 350,000, 50,000, 650,000 and 400,001 shares, respectively	(10,494,112)	(3,000,569)	(23,114,658)	(28,138,302)

Net addition (redemption) of 400,000, 100,000, 450,000 and 149,999 shares, respectively	12,668,885	5,008,729	15,480,186	8,516,707

Net investment income (loss)	(47,471)	53,681	(73,179)	153,734
Net realized gain (loss)	(4,021,537)	(3,472,333)	(12,041,690)	(6,541,972)
Change in net unrealized appreciation (depreciation)	2,689,061	2,705,043	2,727,104	2,226,057

Net income (loss)	(1,379,947)	(713,609)	(9,387,765)	(4,162,181)

Shareholders’ equity, end of period	$27,139,981	$22,453,523	$27,139,981	$22,453,523

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(9,387,765)	$(4,162,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(19,981,048)	(329,807,586)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	27,371,000	325,976,425
Net amortization and accretion on short-term U.S. government and agency obligations	(34,425)	(160,367)
Net realized gain (loss) on investments	—	(692)
Change in unrealized appreciation (depreciation) on investments	(1,834,052)	(1,653,913)
Decrease (Increase) in receivable on futures contracts	(55,281)	(271,102)
Decrease (Increase) in interest receivable	11,119	(8,632)
Increase (Decrease) in payable to Sponsor	472	(327)
Increase (Decrease) in payable on futures contracts	(25,211)	—

Net cash provided by (used in) operating activities	(3,935,191)	(10,088,375)

Cash flow from financing activities
Proceeds from addition of shares	38,594,844	36,655,009
Payment on shares redeemed	(23,114,658)	(28,138,302)

Net cash provided by (used in) financing activities	15,480,186	8,516,707

Net increase (decrease) in cash	11,544,995	(1,571,668)
Cash, beginning of period	9,895,915	15,103,332

Cash, end of period	$21,440,910	$13,531,664

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS
OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $14,998,337 and $9,162,163, respectively)	$14,998,425	$9,162,867
Cash	15,626,677	5,300,012
Segregated cash balances with brokers for futures contracts	4,448,687	148,200
Segregated cash balances with brokers for swap agreements	10,233,380	1,198,000
Unrealized appreciation on swap agreements	6,071,035	—
Receivable on open futures contracts	504,030	4,800
Interest receivable	586	4,326

Total assets	51,882,820	15,818,205

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	792,830	18,516
Payable to Sponsor	34,315	11,622
Unrealized depreciation on swap agreements	—	1,953,904

Total liabilities	827,145	1,984,042

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	51,055,675	13,834,163

Total liabilities and shareholders’ equity	$51,882,820	$15,818,205

Shares outstanding	5,266,976	516,976

Net asset value per share	$9.69	$26.76

Market value per share (Note 2)	$9.81	$26.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.096% due 11/12/20 †	$15,000,000	$14,998,425

Total short-term U.S. government and agency obligations
(cost $14,998,337)		$14,998,425

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2020	296	$34,771,120	$4,459,615
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/20	$(26,820,589)	$2,389,480
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	10/06/20	(22,073,190)	1,577,673
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/20	(4,366,690)	649,059
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/20	(14,081,291)	1,454,823

			Total Unrealized Appreciation	$6,071,035

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$3,192	$72,984	$48,379	$229,545

Expenses
Management fee	84,377	30,418	147,262	109,073
Brokerage commissions	8,539	1,895	16,460	6,070
Brokerage fees	4,945	—	6,620	—
Non-recurring fees and expenses	321	—	321	—

Total expenses	98,182	32,313	170,663	115,143

Net investment income (loss)	(94,990)	40,671	(122,284)	114,402

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,023,570)	(1,034,054)	(5,016,408)	(887,545)
Swap agreements	(9,873,250)	(4,483,605)	(13,915,911)	(3,406,305)
Forward agreements	—	—	—	(2,144,498)
Short-term U.S. government and agency obligations	—	148	—	226

Net realized gain (loss)	(15,896,820)	(5,517,511)	(18,932,319)	(6,438,122)

Change in net unrealized appreciation (depreciation) on
Futures contracts	4,674,780	998,892	4,541,796	979,498
Swap agreements	6,454,866	1,682,380	8,024,939	975,827
Forward agreements	—	—	—	1,793,011
Short-term U.S. government and agency obligations	88	(691)	(616)	1,423

Change in net unrealized appreciation (depreciation)	11,129,734	2,680,581	12,566,119	3,749,759

Net realized and unrealized gain (loss)	(4,767,086)	(2,836,930)	(6,366,200)	(2,688,363)

Net income (loss)	$(4,862,076)	$(2,796,259)	$(6,488,484)	$(2,573,961)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$10,145,625	$14,026,041	$13,834,163	$11,768,863

Addition of 11,300,000, 300,000, 12,100,000 and 850,000 shares, respectively	102,544,682	8,840,384	122,851,884	30,574,755
Redemption of 6,550,000, 150,000, 7,350,000 and 650,000 shares, respectively	(56,772,556)	(4,629,073)	(79,141,888)	(24,328,564)

Net addition (redemption) of 4,750,000, 150,000, 4,750,000 and 200,000 shares, respectively	45,772,126	4,211,311	43,709,996	6,246,191

Net investment income (loss)	(94,990)	40,671	(122,284)	114,402
Net realized gain (loss)	(15,896,820)	(5,517,511)	(18,932,319)	(6,438,122)
Change in net unrealized appreciation (depreciation)	11,129,734	2,680,581	12,566,119	3,749,759

Net income (loss)	(4,862,076)	(2,796,259)	(6,488,484)	(2,573,961)

Shareholders’ equity, end of period	$51,055,675	$15,441,093	$51,055,675	$15,441,093

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(6,488,484)	$(2,573,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(19,382,698)	(248,501,449)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	13,574,000	245,938,061
Net amortization and accretion on short-term U.S. government and agency obligations	(27,476)	(130,933)
Net realized gain (loss) on investments	—	(226)
Change in unrealized appreciation (depreciation) on investments	(8,024,323)	(2,770,261)
Decrease (Increase) in receivable on futures contracts	(499,230)	(441,102)
Decrease (Increase) in interest receivable	3,740	(4,553)
Increase (Decrease) in payable to Sponsor	22,693	(928)
Increase (Decrease) in payable on futures contracts	774,314	(5,720)

Net cash provided by (used in) operating activities	(20,047,464)	(8,491,072)

Cash flow from financing activities
Proceeds from addition of shares	122,851,884	30,574,755
Payment on shares redeemed	(79,141,888)	(24,328,564)

Net cash provided by (used in) financing activities	43,709,996	6,246,191

Net increase (decrease) in cash	23,662,532	(2,244,881)
Cash, beginning of period	6,646,212	10,276,096

Cash, end of period	$30,308,744	$8,031,215

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $12,999,004 and $25,541,523, respectively)	$12,999,191	$25,542,823
Cash	10,046,571	12,507,112
Segregated cash balances with brokers for foreign currency forward contracts	2,086,000	—
Unrealized appreciation on foreign currency forward contracts	—	95,899
Interest receivable	433	19,330

Total assets	25,132,195	38,165,164

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	19,357	32,844
Unrealized depreciation on foreign currency forward contracts	332,075	—

Total liabilities	351,432	32,844

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,780,763	38,132,320

Total liabilities and shareholders’ equity	$25,132,195	$38,165,164

Shares outstanding	349,290	499,290

Net asset value per share	$70.95	$76.37

Market value per share (Note 2)	$70.93	$76.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(52% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20 †	$10,000,000	$9,999,690
0.109% due 12/03/20 †	3,000,000	2,999,501

Total short-term U.S. government and agency obligations
(cost $12,999,004)		$12,999,191

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/09/20	23,643,000	$224,200	$(7)
Yen with UBS AG	10/09/20	223,810,000	2,122,323	(5,299)

			Total Unrealized Depreciation	$(5,306)

Contracts to Sell
Yen with Goldman Sachs International	10/09/20	(2,032,728,165)	$(19,275,757)	$(130,684)
Yen with UBS AG	10/09/20	(3,439,162,875)	(32,612,559)	(196,085)

			Total Unrealized Depreciation	$(326,769)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$5,085	$242,826	$136,411	$833,627

Expenses
Management fee	60,238	105,189	209,105	352,973
Non-recurring fees and expenses	717	—	717	—

Total expenses	60,955	105,189	209,822	352,973

Net investment income (loss)	(55,870)	137,637	(73,411)	480,654

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,451,651)	(177,933)	(1,847,423)	(3,121,903)
Short-term U.S. government and agency obligations	—	(467)	—	(539)

Net realized gain (loss)	(1,451,651)	(178,400)	(1,847,423)	(3,122,442)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	200,915	792,522	(427,974)	3,499,463
Short-term U.S. government and agency obligations	606	(9,100)	(1,113)	1,321

Change in net unrealized appreciation (depreciation)	201,521	783,422	(429,087)	3,500,784

Net realized and unrealized gain (loss)	(1,250,130)	605,022	(2,276,510)	378,342

Net income (loss)	$(1,306,000)	$742,659	$(2,349,921)	$858,996

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$29,787,034	$47,695,345	$38,132,320	$55,363,675

Addition of –, –, 100,000 and 450,000 shares, respectively	—	—	7,806,745	34,403,213
Redemption of 50,000, 100,000, 250,000 and 650,000 shares, respectively	(3,700,271)	(7,391,304)	(18,808,381)	(49,579,184)

Net addition (redemption) of (50,000), (100,000), (150,000) and (200,000) shares, respectively	(3,700,271)	(7,391,304)	(11,001,636)	(15,175,971)

Net investment income (loss)	(55,870)	137,637	(73,411)	480,654
Net realized gain (loss)	(1,451,651)	(178,400)	(1,847,423)	(3,122,442)
Change in net unrealized appreciation (depreciation)	201,521	783,422	(429,087)	3,500,784

Net income (loss)	(1,306,000)	742,659	(2,349,921)	858,996

Shareholders’ equity, end of period	$24,780,763	$41,046,700	$24,780,763	$41,046,700

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(2,349,921)	$858,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(46,753,062)	(632,231,535)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	59,374,000	638,904,665
Net amortization and accretion on short-term U.S. government and agency obligations	(78,419)	(652,182)
Net realized gain (loss) on investments	—	539
Change in unrealized appreciation (depreciation) on investments	429,087	(3,500,784)
Decrease (Increase) in interest receivable	18,897	(19,859)
Increase (Decrease) in payable to Sponsor	(13,487)	(16,896)

Net cash provided by (used in) operating activities	10,627,095	3,342,944

Cash flow from financing activities
Proceeds from addition of shares	7,806,745	34,403,213
Payment on shares redeemed	(18,808,381)	(49,579,184)

Net cash provided by (used in) financing activities	(11,001,636)	(15,175,971)

Net increase (decrease) in cash	(374,541)	(11,833,027)
Cash, beginning of period	12,507,112	23,570,254

Cash, end of period	$12,132,571	$11,737,227

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,987,414 and $13,979,509, respectively)	$59,987,566	$13,980,559
Cash	24,381,896	27,654,022
Segregated cash balances with brokers for futures contracts	16,580,400	5,476,631
Receivable on open futures contracts	1,087,170	—
Interest receivable	2,015	34,527

Total assets	102,039,047	47,145,739

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,129,877
Brokerage commissions and fees payable	12,012	—
Payable to Sponsor	69,515	29,278

Total liabilities	81,527	1,159,155

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	101,957,520	45,986,584

Total liabilities and shareholders’ equity	$102,039,047	$47,145,739

Shares outstanding	2,487,403	2,162,403

Net asset value per share	$40.99	$21.27

Market value per share (Note 2)	$40.68	$21.29

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(59% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20	$15,000,000	$14,999,534
0.094% due 01/07/21	35,000,000	34,990,949
0.110% due 01/14/21	10,000,000	9,997,083

Total short-term U.S. government and agency obligations
(cost $59,987,414)		$59,987,566

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2021	652	$19,478,500	$827,415
VIX Futures - Cboe, expires February 2021	1,165	34,251,000	1,351,280
VIX Futures - Cboe, expires March 2021	1,165	33,697,625	1,050,715
VIX Futures - Cboe, expires April 2021	512	14,528,000	(87,920)

			$3,141,490

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$13,590	$227,815	$199,491	$718,946

Expenses
Management fee	172,587	90,860	391,147	279,430
Brokerage commissions	19,350	5,777	51,973	25,466
Brokerage fees	26,113	1,681	46,624	1,681

Total expenses	218,050	98,318	489,744	306,577

Net investment income (loss)	(204,460)	129,497	(290,253)	412,369

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	755,845	1,477,618	21,708,785	(5,577,673)
Short-term U.S. government and agency obligations	—	—	—	8

Net realized gain (loss)	755,845	1,477,618	21,708,785	(5,577,665)

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,751,675	2,654,603	5,422,315	(1,777,185)
Short-term U.S. government and agency obligations	405	(4,586)	(898)	1,878

Change in net unrealized appreciation (depreciation)	1,752,080	2,650,017	5,421,417	(1,775,307)

Net realized and unrealized gain (loss)	2,507,925	4,127,635	27,130,202	(7,352,972)

Net income (loss)	$2,303,465	$4,257,132	$26,839,949	$(6,940,603)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$59,085,470	$37,756,409	$45,986,584	$56,299,121

Addition of 1,150,000, 350,000, 2,250,000 and 1,125,000 shares, respectively	45,600,053	7,593,407	85,866,144	24,946,172
Redemption of 125,000, 200,000, 1,925,000 and 1,325,000 shares, respectively	(5,031,468)	(4,673,884)	(56,735,157)	(29,371,626)

Net addition (redemption) of 1,025,000, 150,000, 325,000 and (200,000) shares, respectively	40,568,585	2,919,523	29,130,987	(4,425,454)

Net investment income (loss)	(204,460)	129,497	(290,253)	412,369
Net realized gain (loss)	755,845	1,477,618	21,708,785	(5,577,665)
Change in net unrealized appreciation (depreciation)	1,752,080	2,650,017	5,421,417	(1,775,307)

Net income (loss)	2,303,465	4,257,132	26,839,949	(6,940,603)

Shareholders’ equity, end of period	$101,957,520	$44,933,064	$101,957,520	$44,933,064

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$26,839,949	$(6,940,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(116,503,878)	(1,149,234,856)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	70,600,000	1,129,579,598
Net amortization and accretion on short-term U.S. government and agency obligations	(104,027)	(313,922)
Net realized gain (loss) on investments	—	(8)
Change in unrealized appreciation (depreciation) on investments	898	(1,878)
Decrease (Increase) in receivable on futures contracts	(1,087,170)	—
Decrease (Increase) in interest receivable	32,512	(18,031)
Increase (Decrease) in payable to Sponsor	40,237	(4,295)
Increase (Decrease) in brokerage commissions and fees payable	12,012	—
Increase (Decrease) in payable on futures contracts	(1,129,877)	244,782

Net cash provided by (used in) operating activities	(21,299,344)	(26,689,213)

Cash flow from financing activities
Proceeds from addition of shares	85,866,144	24,946,172
Payment on shares redeemed	(56,735,157)	(30,046,458)

Net cash provided by (used in) financing activities	29,130,987	(5,100,286)

Net increase (decrease) in cash	7,831,643	(31,789,499)
Cash, beginning of period	33,130,653	57,542,424

Cash, end of period	$40,962,296	$25,752,925

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $139,971,158 and $96,862,355, respectively)	$139,971,895	$96,868,817
Cash	29,944,232	87,829,341
Segregated cash balances with brokers for futures contracts	102,248,330	107,106,000
Receivable on open futures contracts	7,340,400	909,042
Interest receivable	2,758	123,538

Total assets	279,507,615	292,836,738

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	12,920,593
Brokerage commissions and fees payable	59,366	—
Payable to Sponsor	175,952	123,642

Total liabilities	235,318	13,044,235

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	279,272,297	279,792,503

Total liabilities and shareholders’ equity	$279,507,615	$292,836,738

Shares outstanding	13,601,317	22,751,317

Net asset value per share	$20.53	$12.30

Market value per share (Note 2)	$20.41	$12.43

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.113% due 10/15/20	$30,000,000	$29,999,067
0.110% due 12/10/20	25,000,000	24,995,140
0.096% due 01/07/21	75,000,000	74,980,605
0.110% due 01/14/21	10,000,000	9,997,083

Total short-term U.S. government and agency obligations
(cost $139,971,158)		$139,971,895

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2020	4,979	$151,237,125	$(1,642,412)
VIX Futures - Cboe, expires November 2020	3,912	128,607,000	2,843,866

			$1,201,454

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$34,770	$1,278,488	$1,117,617	$3,414,854

Expenses
Management fee	560,301	561,431	1,584,861	1,409,677
Brokerage commissions	66,969	96,608	311,826	179,790
Brokerage fees	165,725	5,028	278,752	8,662

Total expenses	792,995	663,067	2,175,439	1,598,129

Net investment income (loss)	(758,225)	615,421	(1,057,822)	1,816,725

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(75,120,135)	(15,928,298)	249,771,936	(82,123,131)
Short-term U.S. government and agency obligations	—	6,251	—	7,980

Net realized gain (loss)	(75,120,135)	(15,922,047)	249,771,936	(82,115,151)

Change in net unrealized appreciation (depreciation) on
Futures contracts	555,267	13,428,427	16,595,465	(19,684,760)
Short-term U.S. government and agency obligations	1,199	(3,031)	(5,725)	29,624

Change in net unrealized appreciation (depreciation)	556,466	13,425,396	16,589,740	(19,655,136)

Net realized and unrealized gain (loss)	(74,563,669)	(2,496,651)	266,361,676	(101,770,287)

Net income (loss)	$(75,321,894)	$(1,881,230)	$265,303,854	$(99,953,562)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$221,343,175	$240,473,128	$279,792,503	$149,547,115

Addition of 6,650,000, 8,875,000, 17,325,000 and 21,000,000 shares, respectively	156,332,956	169,898,748	342,792,630	473,318,044
Redemption of 975,000, 4,800,000, 26,475,000 and 9,275,000 shares, respectively	(23,081,940)	(109,080,764)	(608,616,690)	(223,501,715)

Net addition (redemption) of 5,675,000, 4,075,000, (9,150,000) and 11,725,000 shares, respectively	133,251,016	60,817,984	(265,824,060)	249,816,329

Net investment income (loss)	(758,225)	615,421	(1,057,822)	1,816,725
Net realized gain (loss)	(75,120,135)	(15,922,047)	249,771,936	(82,115,151)
Change in net unrealized appreciation (depreciation)	556,466	13,425,396	16,589,740	(19,655,136)

Net income (loss)	(75,321,894)	(1,881,230)	265,303,854	(99,953,562)

Shareholders’ equity, end of period	$279,272,297	$299,409,882	$279,272,297	$299,409,882

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$265,303,854	$(99,953,562)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(390,519,095)	(1,532,412,598)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	348,000,000	1,457,989,132
Net amortization and accretion on short-term U.S. government and agency obligations	(589,708)	(2,465,103)
Net realized gain (loss) on investments	—	(7,980)
Change in unrealized appreciation (depreciation) on investments	5,725	(29,624)
Decrease (Increase) in receivable on futures contracts	(6,431,358)	(1,949,697)
Decrease (Increase) in interest receivable	120,780	(84,827)
Increase (Decrease) in payable to Sponsor	52,310	71,718
Increase (Decrease) in brokerage commissions and fees payable	59,366	—
Increase (Decrease) in payable on futures contracts	(12,920,593)	6,939,465

Net cash provided by (used in) operating activities	203,081,281	(171,903,076)

Cash flow from financing activities
Proceeds from addition of shares	342,792,630	473,318,044
Payment on shares redeemed	(608,616,690)	(211,945,707)

Net cash provided by (used in) financing activities	(265,824,060)	261,372,337

Net increase (decrease) in cash	(62,742,779)	89,469,261
Cash, beginning of period	194,935,341	39,393,419

Cash, end of period	$132,192,562	$128,862,680

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL
CONDITION

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,936,613,892 and $1,084,860,512, respectively)	$1,936,617,416	$1,084,925,128
Cash	1,020,234,567	770,114,050
Segregated cash balances with brokers for futures contracts	1,363,082,911	406,121,155
Segregated cash balances with brokers for foreign currency forward contracts	2,995,000	1,421,000
Segregated cash balances with brokers for swap agreements	144,122,880	12,539,000
Unrealized appreciation on swap agreements	6,732,774	52,840,748
Unrealized appreciation on foreign currency forward contracts	1,298,383	321,647
Receivable from capital shares sold	35,409,047	4,354,515
Securities sold receivable	246,192	3,883
Receivable on open futures contracts	246,296,328	85,104,325
Interest receivable	62,428	978,751

Total assets	4,757,097,926	2,418,724,202

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	59,179,482	—
Payable on open futures contracts	18,365,780	50,904,424
Brokerage commissions and fees payable	583,315	—
Payable to Sponsor	3,660,357	1,747,549
Unrealized depreciation on swap agreements	145,535,085	7,370,428
Unrealized depreciation on foreign currency forward contracts	492,152	2,376,700

Total liabilities	227,816,171	62,399,101

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,529,281,755	2,356,325,101

Total liabilities and shareholders’ equity	$4,757,097,926	$2,418,724,202

Shares outstanding	169,476,695	110,924,568

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS*
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Investment Income
Interest	$462,274	$10,780,563	$8,985,252	$33,442,044
Expenses
Management fee	11,098,146	5,402,289	24,755,322	16,267,543
Brokerage commissions	2,304,413	1,246,155	6,308,753	3,525,847
Brokerage fees	2,459,918	8,250	4,208,471	11,975
Non-recurring fees and expenses	75,802	—	75,802	426,058

Total expenses	15,938,279	6,656,694	35,348,348	20,231,423

Net investment income (loss)	(15,476,005)	4,123,869	(26,363,096)	13,210,621

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(171,502,419)	(54,371,935)	110,215,750	(248,070,329)
Swap agreements	173,110,242	116,192,266	(794,321,232)	102,855,828
Options	—	—	(9,707,000)	—
Forward agreements	—	—	—	33,894,330
Foreign currency forward contracts	(8,394,521)	8,827,423	(10,216,017)	10,894,176
Short-term U.S. government and agency obligations	(5)	29,682	296,893	38,616

Net realized gain (loss)	(6,786,703)	70,677,436	(703,731,606)	(100,387,379)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(249,176,198)	46,337,452	178,965,282	15,749,674
Swap agreements	(160,810,119)	(118,813,987)	(184,272,631)	(1,996,385)
Forward agreements	—	—	—	(27,771,221)
Foreign currency forward contracts	1,639,005	4,177,793	2,861,284	7,294,718
Short-term U.S. government and agency obligations	9,658	(25,398)	(61,092)	243,724

Change in net unrealized appreciation (depreciation)	(408,337,654)	(68,324,140)	(2,507,157)	(6,479,490)

Net realized and unrealized gain (loss)	(415,124,357)	2,353,296	(706,238,763)	(106,866,869)

Net income (loss)	$(430,600,362)	$6,477,165	$(732,601,859)	$(93,656,248)

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY*
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shareholders’ equity, beginning of period	$4,052,758,690	$2,282,898,916	$2,356,325,101	$1,943,975,025

Addition of 106,850,000, 59,465,000, 485,272,000 and 122,566,000 shares, respectively	2,922,142,022	1,551,679,782	9,686,341,059	3,849,113,475
Redemption of 70,350,000, 43,604,000, 426,719,873 and 90,020,001 shares, respectively	(2,015,018,595)	(1,398,901,396)	(6,780,782,546)	(3,257,277,785)

Net addition (redemption) of 36,500,000, 15,861,000, 58,552,127 and 32,545,999 shares, respectively	907,123,427	152,778,386	2,905,558,513	591,835,690

Net investment income (loss)	(15,476,005)	4,123,869	(26,363,096)	13,210,621
Net realized gain (loss)	(6,786,703)	70,677,436	(703,731,606)	(100,387,379)
Change in net unrealized appreciation (depreciation)	(408,337,654)	(68,324,140)	(2,507,157)	(6,479,490)

Net income (loss)	(430,600,362)	6,477,165	(732,601,859)	(93,656,248)

Shareholders’ equity, end of period	$4,529,281,755	$2,442,154,467	$4,529,281,755	$2,442,154,467

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS*
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$(732,601,859)	$(93,656,248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,582,922,901)	(25,820,665,998)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,736,919,081	25,060,211,654
Net amortization and accretion on short-term U.S. government and agency obligations	(5,453,567)	(21,414,813)
Net realized gain (loss) on investments	(296,893)	(38,616)
Change in unrealized appreciation (depreciation) on investments	181,472,439	22,229,164
Decrease (Increase) in securities sold receivable	(242,309)	—
Decrease (Increase) in receivable on futures contracts	(161,192,003)	(20,012,102)
Decrease (Increase) in interest receivable	916,323	(423,654)
Increase (Decrease) in payable to Sponsor	1,913,708	231,643
Increase (Decrease) in brokerage commissions and fees payable	583,315	—
Increase (Decrease) in payable on futures contracts	(32,538,644)	19,983,442
Increase (Decrease) in payable to Broker	—	—
Increase (Decrease) in non-recurring fees and expenses payable	—	45,949

Net cash provided by (used in) operating activities	(1,593,443,310)	(853,509,579)

Cash flow from financing activities
Proceeds from addition of shares	9,655,286,527	3,884,214,490
Payment on shares redeemed	(6,721,603,064)	(3,246,214,488)

Net cash provided by (used in) financing activities	2,933,683,463	638,000,002

Net increase (decrease) in cash	1,340,240,153	(215,509,577)
Cash, beginning of period	1,190,195,205	1,098,678,257

Cash, end of period	$2,530,435,358	$883,168,680

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2020, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

Share Splits and Reverse Share Splits
The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2019 and during the nine months ended September 30, 2020. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

Statement of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2020 and 2019, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements, segregated cash with brokers for forward agreements, and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2020 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date

UltraShort Silver, Ultra Silver	1:00 p.m.	1:25 p.m.	September 30, 2020

UltraShort Gold, Ultra Gold	1:00 p.m.	1:30 p.m.	September 30, 2020

UltraShort Bloomberg Crude Oil,
Ultra Bloomberg Crude Oil,
UltraShort Bloomberg Natural Gas,
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2020

UltraShort Australian Dollar,
Short Euro,
UltraShort Euro,
Ultra Euro,
UltraShort Yen,
Ultra Yen	3:00 p.m.	4:00 p.m.	September 30, 2020

VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
Short VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.**	September 30, 2020

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2020.

**
Effective Monday, October 26, 2020 each Fund will change its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00p.m. (Eastern Time). Please see Note 9 in these Notes to Financial Statements for more information.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2020.
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

The following table summarizes the valuation of investments at September 30, 2020 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$17,531	$—	$—	$17,531
ProShares Short VIX Short-Term Futures ETF	119,975,930	7,548,668	—	—	127,524,598
ProShares Ultra Bloomberg Crude Oil	199,948,280	128,727,533	—	—	328,675,813
ProShares Ultra Bloomberg Natural Gas	59,991,309	(6,988,806)	—	—	53,002,503
ProShares Ultra Euro	—	—	(98,246)	—	(98,246)
ProShares Ultra Gold	244,961,119	5,335,079	—	(8,453,519)	241,842,679
ProShares Ultra Silver	544,890,608	(47,130,776)	—	(137,081,566)	360,678,266
ProShares Ultra VIX Short-Term Futures ETF	444,907,768	19,725,072	—	—	464,632,840
ProShares Ultra Yen	—	—	37,575	—	37,575
ProShares UltraShort Australian Dollar	—	166,370	—	—	166,370
ProShares UltraShort Bloomberg Crude Oil	—	78,288	—	—	78,288
ProShares UltraShort Bloomberg Natural Gas	31,994,651	10,202,330	—	—	42,196,981
ProShares UltraShort Euro	56,991,505	—	1,198,977	—	58,190,482
ProShares UltraShort Gold	4,999,169	501,482	—	661,739	6,162,390
ProShares UltraShort Silver	14,998,425	4,459,615	—	6,071,035	25,529,075
ProShares UltraShort Yen	12,999,191	—	(332,075)	—	12,667,116
ProShares VIX Mid-Term Futures ETF	59,987,566	3,141,490	—	—	63,129,056
ProShares VIX Short-Term Futures ETF	139,971,895	1,201,454	—	—	141,173,349

Total Trust	$1,936,617,416	$126,985,330	$806,231	$(138,802,311)	$1,925,606,666

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2020 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2020, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2020, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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
Fair Value of Derivative Instruments as of September 30, 2020

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$9,432,893	*		$1,884,225	*
	ProShares Ultra VIX Short-Term Futures ETF		19,725,072	*		—
	ProShares VIX Mid-Term Futures ETF		3,229,410	*		87,920	*
	ProShares VIX Short-Term Futures ETF		2,843,866	*		1,642,412	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		139,145,750	*		10,418,217	*
	ProShares Ultra Bloomberg Natural Gas		—			6,988,806	*
	ProShares Ultra Gold		5,335,079	*		8,453,519	*
	ProShares Ultra Silver		—			184,212,342	*
	ProShares UltraShort Bloomberg Crude Oil		1,148,294	*		1,070,006	*
	ProShares UltraShort Bloomberg Natural Gas		10,202,330	*		—
	ProShares UltraShort Gold		1,163,221	*		—
	ProShares UltraShort Silver		10,530,650	*		—

Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		$17,531	*		$—
	ProShares Ultra Euro		20,636			118,882
	ProShares Ultra Yen		37,575			—
	ProShares UltraShort Australian Dollar		166,370	*		—
	ProShares UltraShort Euro		1,240,172			41,195
	ProShares UltraShort Yen		—			332,075

		Total Trust	$204,238,849	*		$215,249,599	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2019

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$10,424,889	*		$170,017	*
	ProShares Ultra VIX Short-Term Futures ETF		—			46,606,565	*
	ProShares VIX Mid-Term Futures ETF		6,130	*		2,286,955	*
	ProShares VIX Short-Term Futures ETF		—			15,394,011	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		22,580,165	*		—
	ProShares Ultra Bloomberg Natural Gas		—			2,652,228	*
	ProShares Ultra Gold		8,138,774	*		—
	ProShares Ultra Silver		30,860,447	*		—
	ProShares UltraPro 3x Crude Oil ETF		7,266,550	*		—
	ProShares UltraPro 3x Short Crude Oil ETF		—			8,358,056	*
	ProShares UltraShort Bloomberg Crude Oil		—			7,152,620	*
	ProShares UltraShort Bloomberg Natural Gas		672,329	*		—
	ProShares UltraShort Gold		—			1,564,379	*
	ProShares UltraShort Silver		—			2,036,085	*

Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		$—			$14,000	*
	ProShares Ultra Euro		109,997			—
	ProShares Ultra Yen		—			10,529
	ProShares UltraShort Australian Dollar		—			224,000	*
	ProShares UltraShort Euro		115,751			2,366,171
	ProShares UltraShort Yen		95,899			—

		Total Trust	$80,270,931	*		$88,835,616	*
The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$60,593,315	$(1,463,210)
		ProShares Ultra VIX Short-Term Futures ETF	(559,537,850)	15,302,015
		ProShares VIX Mid-Term Futures ETF	755,845	1,751,675
		ProShares VIX Short-Term Futures ETF	(75,120,135)	555,267
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	285,954,263	(232,623,755)
		ProShares Ultra Bloomberg Natural Gas	41,156,156	(4,754,372)
		ProShares Ultra Gold	25,742,296	(18,057,616)
		ProShares Ultra Silver	290,238,797	(199,321,544)

		ProShares UltraShort Bloomberg Crude Oil	$(16,296,829)	$5,848,114
		ProShares UltraShort Bloomberg Natural Gas	(31,450,011)	8,968,702
		ProShares UltraShort Gold	(4,021,537)	2,688,730
		ProShares UltraShort Silver	(15,896,820)	11,129,646
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(77,567)	(14,989)
		ProShares Ultra Euro	441,714	(84,317)
		ProShares Ultra Yen	126,569	(1,524)
		ProShares UltraShort Australian Dollar	(432,100)	5,020
		ProShares UltraShort Euro	(7,511,153)	1,523,931
		ProShares UltraShort Yen	(1,451,651)	200,915

		Total Trust	$(6,786,698)	$(408,347,312)
The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(129,091,526)	$(2,706,204)
		ProShares Ultra VIX Short-Term Futures ETF	58,666,590	66,331,637
		ProShares VIX Mid-Term Futures ETF	21,708,785	5,422,315
		ProShares VIX Short-Term Futures ETF	249,771,936	16,595,465
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(891,179,560)	106,147,368

		ProShares Ultra Bloomberg Natural Gas	$2,225,390	$(4,336,578)
		ProShares Ultra Gold	51,605,680	(11,257,214)
		ProShares Ultra Silver	297,927,456	(215,072,789)
		ProShares UltraShort Bloomberg Crude Oil	28,429,846	7,230,908
		ProShares UltraShort Bloomberg Natural Gas	(20,587,193)	9,530,001
		ProShares UltraShort Gold	(12,041,690)	2,727,600
		ProShares UltraShort Silver	(18,932,319)	12,566,735
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(116,225)	31,531
		ProShares Ultra Euro	369,811	(208,243)
		ProShares Ultra Yen	11,333	48,104
		ProShares UltraShort Australian Dollar	(799,054)	390,370
		ProShares UltraShort Euro	(8,749,738)	3,449,397
		ProShares UltraShort Yen	(1,847,423)	(427,974)

		Total Trust	$(372,627,901)	$(3,537,571)
The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$1,173,763	$(5,428,459)
		ProShares Ultra VIX Short-Term Futures ETF	(55,327,540)	45,205,927
		ProShares VIX Mid-Term Futures ETF	1,477,618	2,654,603
		ProShares VIX Short-Term Futures ETF	(15,928,298)	13,428,427
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements

		ProShares Ultra Bloomberg Crude Oil	$62,252,302	$(106,568,448)
		ProShares Ultra Bloomberg Natural Gas	(1,826,717)	3,329,755
		ProShares Ultra Gold	16,725,025	(11,793,379)
		ProShares Ultra Silver	69,234,012	(36,174,451)
		PrProShares UltraPro 3x Crude Oil ETF	4,691,349	(24,831,963)
		ProShares UltraPro 3x Short Crude Oil ETF	(297,480)	17,634,581
		ProShares UltraShort Bloomberg Crude Oil	(12,233,280)	23,194,927

		ProShares UltraShort Bloomberg Natural Gas	(68,026)	790,889
		ProShares UltraShort Gold	(3,472,688)	2,706,125
		ProShares UltraShort Silver	(5,517,659)	2,681,272
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	625,576	342,293
		ProShares Ultra Euro	(396,315)	(150,573)
		ProShares Ultra Yen	37,748	(76,553)
		ProShares UltraShort Australian Dollar	312,374	351,366
		ProShares UltraShort Euro	9,363,923	3,612,397
		ProShares UltraShort Yen	(177,933)	792,522

		Total Trust	$70,647,754	$(68,298,742)
The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$71,706,713	$21,686,704
		ProShares Ultra VIX Short-Term Futures ETF	(305,526,699)	(33,447,189)
		ProShares VIX Mid-Term Futures ETF	(5,577,673)	(1,777,185)
		ProShares VIX Short-Term Futures ETF	(82,123,131)	(19,684,760)

Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	$112,863,983	$50,923,098
		ProShares Ultra Bloomberg Natural Gas	(23,104,608)	13,003,545
		ProShares Ultra Gold	24,305,565	(6,922,489)
		ProShares Ultra Silver	74,520,050	(54,587,935)
		ProShares UltraPro 3x Crude Oil ETF	30,865,755	26,092,772
		ProShares UltraPro 3x Short Crude Oil ETF	(1,379,372)	7,061,998
		ProShares UltraShort Bloomberg Crude Oil	(11,265,317)	(12,273,899)
		ProShares UltraShort Bloomberg Natural Gas	14,701,140	(10,072,024)
		ProShares UltraShort Gold	(6,542,664)	2,225,159
		ProShares UltraShort Silver	(6,438,348)	3,748,336
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	849,200	306,572
		ProShares Ultra Euro	(756,187)	(167,488)
		ProShares Ultra Yen	131,724	(205,249)
		ProShares UltraShort Australian Dollar	825,235	(300,635)

		ProShares UltraShort Euro	14,640,542	4,167,992
		ProShares UltraShort Yen	(3,121,903)	3,499,463

		Total Trust	$(100,425,995)	$(6,723,214)
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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2020.

Fair Values of Derivative Instruments as of September 30, 2020
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Euro
Foreign currency forward contracts	$20,636	$—	$20,636	$118,882	$—	$118,882
ProShares Ultra Gold
Swap agreements	—	—	—	8,453,519	—	8,453,519
ProShares Ultra Silver
Swap agreements	—	—	—	137,081,566	—	137,081,566
ProShares Ultra Yen
Foreign currency forward contracts	37,575	—	37,575	—	—	—
ProShares UltraShort Euro
Foreign currency forward contracts	1,240,172	—	1,240,172	41,195	—	41,195
ProShares UltraShort Gold
Swap agreements	661,739	—	661,739	—	—	—
ProShares UltraShort Silver
Swap agreements	6,071,035	—	6,071,035	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	—	—	—	332,075	—	332,075
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2020. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2020
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) /the Counterparties	Net Amount
ProShares Ultra Euro
Goldman Sachs International	$(37,463)	$—	$37,463	$—
UBS AG	(60,783)	—	60,783	—
ProShares Ultra Gold
Citibank, N.A.	(2,960,904)	1,907,904	1,053,000	—
Goldman Sachs International	(2,558,700)	—	2,558,700	—
UBS AG	(2,933,915)	2,933,915	—	—
ProShares Ultra Silver
Citibank, N.A.	(43,662,292)	42,341,292	1,321,000	—
Goldman Sachs International	(33,251,913)	4,490,913	28,761,000	—
Morgan Stanley & Co. International PLC	(28,524,197)	—	28,524,197	—
UBS AG	(31,643,164)	31,643,164	—	—

ProShares Ultra Yen
Goldman Sachs International	21,379	—	—	21,379
UBS AG	16,196	—	—	16,196
ProShares UltraShort Euro
Goldman Sachs International	453,679	(453,679)	—	—
UBS AG	745,298	(614,956)	—	130,342
ProShares UltraShort Gold
Citibank, N.A.	253,573	—	(253,573)	—
Goldman Sachs International	208,488	(208,488)	—	—
UBS AG	199,678	(141,791)	—	57,887
ProShares UltraShort Silver
Citibank, N.A.	2,389,480	—	(1,310,000)	1,079,480
Goldman Sachs International	1,577,673	(719,442)	—	858,231
Morgan Stanley & Co. International PLC	649,059	—	—	649,059
UBS AG	1,454,823	(899,754)	—	555,069
ProShares UltraShort Yen
Goldman Sachs International	(130,691)	—	130,691	—
UBS AG	(201,384)	—	201,384	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2019:

Fair Values of Derivative Instruments as of December 31, 2019

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$21,814,590	$—	$21,814,590	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	109,997	—	109,997	—	—	—
ProShares Ultra Gold
Swap agreements	5,890,260	—	5,890,260	—	—	—
ProShares Ultra Silver
Swap agreements	25,135,898	—	25,135,898	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	209,784	—	209,784
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	10,529	—	10,529
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	4,033,931	—	4,033,931
ProShares UltraShort Euro
Foreign currency forward contracts	115,751	—	115,751	2,366,171	—	2,366,171
ProShares UltraShort Gold
Swap agreements	—	—	—	1,172,809	—	1,172,809
ProShares UltraShort Silver
Swap agreements	—	—	—	1,953,904	—	1,953,904
ProShares UltraShort Yen
Foreign currency forward contracts	95,899	—	95,899	—	—	—
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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2019
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$6,039,121	$—	$(6,039,121)	$—
Goldman Sachs International	4,393,163	(4,393,163)	—	—
Royal Bank of Canada	4,210,281	—	(4,210,281)	—
Societe Generale	2,253,037	(2,253,037)	—	—
UBS AG	4,918,988	(4,918,988)	—	—
ProShares Ultra Euro
Goldman Sachs International	54,679	—	—	54,679
UBS AG	55,318	—	—	55,318
ProShares Ultra Gold
Citibank, N.A.	2,300,665	—	(1,960,000)	340,665
Goldman Sachs International	1,681,492	(1,489,073)	—	192,419

UBS AG	$1,908,103	$(1,638,362)	$—	$269,741
ProShares Ultra Silver
Citibank, N.A.	10,329,244	—	(10,329,244)	—
Goldman Sachs International	5,925,755	(5,925,755)	—	—
UBS AG	8,880,899	(8,880,899)	—	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(209,784)	—	209,784	—
ProShares Ultra Yen
Goldman Sachs International	(2,404)	—	2,404	—
UBS AG	(8,125)	—	8,125	—
ProShares UltraShort Bloomberg Crude Oil
Citibank, N.A.	(1,401,797)	1,401,797	—	—
Goldman Sachs International	(793,395)	793,395	—	—
Royal Bank of Canada	(815,341)	815,341	—	—
Societe Generale	(325,459)	—	325,459	—
UBS AG	(697,939)	—	697,939	—
ProShares UltraShort Euro
Goldman Sachs International	(1,134,162)	1,134,162	—	—
UBS AG	(1,116,258)	1,116,258	—	—
ProShares UltraShort Gold
Citibank, N.A.	(534,714)	534,714	—	—
Goldman Sachs International	(263,870)	263,870	—	—
UBS AG	(374,225)	—	374,225	—
ProShares UltraShort Silver
Citibank, N.A.	(788,313)	788,313	—	—
Goldman Sachs International	(401,324)	—	401,324	—
UBS AG	(764,267)	764,267	—	—
ProShares UltraShort Yen
Goldman Sachs International	32,828	(32,828)	—	—
UBS AG	63,071	(63,071)	—	—
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
Transaction fees for the three and nine months ended September 30, 2020 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Nine Months Ended
Fund	September 30, 2020	September 30, 2020
ProShares Short Euro	$—	$—
ProShares Short VIX Short-Term Futures ETF	70,162	784,097
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	386,026	1,575,613
ProShares Ultra Yen	—	—
ProShares UltraPro 3x Crude Oil ETF*	—	—
ProShares UltraPro 3x Short Crude Oil ETF*	—	—
ProShares UltraShort Australian Dollar	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	15,288	42,768
ProShares VIX Short-Term Futures ETF	53,786	274,537

Total Trust	$525,262	$2,677,015

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended September 30, 2020
For the Three Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at June 30, 2020	$45.73	$31.40	$28.59	$28.31	$13.56	$64.98
Net investment income (loss)	(0.11)	(0.11)	(0.10)	(0.14)	(0.03)	(0.17)
Net realized and unrealized gain (loss)#	(1.85)	4.08	0.25	6.19	1.13	4.05
Change in net asset value from operations	(1.96)	3.97	0.15	6.05	1.10	3.88
Net asset value, at September 30, 2020	$43.77	$35.37	$28.74	$34.36	$14.66	$68.86
Market value per share, at June 30, 2020 †	$44.83	$31.50	$28.68	$28.36	$13.57	$64.83
Market value per share, at September 30, 2020 †	$43.28	$35.50	$28.45	$34.63	$14.64	$68.58
Total Return, at net asset value^	(4.3)%	12.6%	0.5%	21.4%	8.1%	6.0%
Total Return, at market value^	(3.5)%	12.7%	(0.8)%	22.1%	7.9%	5.8%
Ratios to Average Net Assets**
Expense ratio^^	0.98%	1.36%	1.32%	1.61%	0.96%	1.00%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.95)%	(1.31)%	(1.31)%	(1.54)%	(0.93)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	Expense ratio, excluding non-recurring fees and expense is 0.96%, 1.34%, 1.32%, 1.61%, 0.95% and 1.00%, respectively.

For the Three Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at June 30, 2020	$29.56	$32.93	$55.32	$56.14	$18.30	$67.21
Net investment income (loss)	(0.12)	(0.10)	(0.13)	(0.13)	(0.06)	(0.16)
Net realized and unrealized gain (loss)#	12.81	(12.68)	2.50	(4.27)	(1.62)	(28.73)
Change in net asset value from operations	12.69	(12.78)	2.37	(4.40)	(1.68)	(28.89)
Net asset value, at September 30, 2020	$42.25	$20.15	$57.69	$51.74	$16.62	$38.32
Market value per share, at June 30, 2020 †	$29.33	$32.77	$55.31	$56.06	$18.25	$67.21
Market value per share, at September 30, 2020 †	$41.77	$19.92	$57.69	$51.67	$16.77	$38.01
Total Return, at net asset value^	42.9%	(38.8)%	4.3%	(7.8)%	(9.2)%	(43.0)%
Total Return, at market value^	42.4%	(39.2)%	4.3%	(7.8)%	(8.1)%	(43.5)%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	1.67%	0.96%	1.03%	1.39%	1.77%
Expense ratio, excluding non- recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.97)%	(1.64)%	(0.94)%	(1.01)%	(1.37)%	(1.71)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	Expense ratio, excluding non-recurring fees and expense is 1.04%, 1.67%, 0.95%, 1.02%, 1.37% and 1.77%, respectively.

For the Three Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2020	$26.73	$35.46	$19.62	$74.60	$40.40	$27.93
Net investment income (loss)	(0.05)	(0.08)	(0.02)	(0.16)	(0.10)	(0.07)
Net realized and unrealized gain (loss)#	(2.19)	(3.34)	(9.91)	(3.49)	0.69	(7.33)
Change in net asset value from operations	(2.24)	(3.42)	(9.93)	(3.65)	0.59	(7.40)
Net asset value, at September 30, 2020	$24.49	$32.04	$9.69	$70.95	$40.99	$20.53
Market value per share, at June 30, 2020 †	$26.73	$35.57	$19.77	$74.58	$40.24	$27.76
Market value per share, at September 30, 2020 †	$24.49	$32.19	$9.81	$70.93	$40.68	$20.41
Total Return, at net asset value^	(8.4)%	(9.7)%	(50.6)%	(4.9)%	1.5%	(26.5)%
Total Return, at market value^	(8.4)%	(9.5)%	(50.4)%	(4.9)%	1.1%	(26.5)%
Ratios to Average Net Assets**
Expense ratio^^	0.97%	1.03%	1.11%	0.96%	1.07%	1.20%
Expense ratio, excluding non- recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.85%	0.85%
Net investment income gain (loss)	(0.85)%	(0.99)%	(1.07)%	(0.88)%	(1.01)%	(1.15)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	Expense ratio, excluding non-recurring fees and expense is 0.95%, 1.02%, 1.10%, 0.95%, 1.07% and 1.20%, respectively.

Selected data for a Share outstanding throughout the three months ended September 30, 2019
For the Three Months Ended September 30, 2019 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at June 30, 2019	$44.25	$54.51	$490.69	$138.53	$14.50	$43.78
Net investment income (loss)	0.14	0.06	1.19	0.26	0.03	0.12
Net realized and unrealized gain (loss)#	2.24	(0.64)	(89.99)	(10.06)	(1.36)	2.63
Change in net asset value from operations	2.38	(0.58)	(88.80)	(9.80)	(1.33)	2.75
Net asset value, at September 30, 2019	$46.63	$53.93	$401.89	$128.73	$13.17	$46.53
Market value per share, at June 30, 2019 †	$44.26	$53.87	$483.00	$139.20	$14.51	$43.80
Market value per share, at September 30, 2019 †	$46.73	$53.41	$405.50	$128.70	$13.17	$46.94
Total Return, at net asset value^	5.4%	(1.1)%	(18.1)%	(7.1)%	(9.2)%	6.3%
Total Return, at market value^	5.6%	(0.9)%	(16.1)%	(7.5)%	(9.2)%	7.2%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.16%	1.01%	1.29%	0.95%	0.96%
Expense ratio, excluding non- recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.24%	0.46%	1.06%	0.75%	0.89%	0.97%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2019.

For the Three Months Ended September 30, 2019 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at June 30, 2019	$24.62	$30.37	$58.09	$22.54	$19.80	$55.76
Net investment income (loss)	0.07	0.01	0.14	0.03	0.02	0.16
Net realized and unrealized gain (loss)#	4.52	(5.00)	(1.17)	(7.15)	(2.79)	4.59
Change in net asset value from operations	4.59	(4.99)	(1.03)	(7.12)	(2.77)	4.75
Net asset value, at September 30, 2019	$29.21	$25.38	$57.06	$15.42	$17.03	$60.51
Market value per share, at June 30, 2019 †	$24.65	$31.49	$58.09	$22.00	$20.28	$55.76
Market value per share, at September 30, 2019 †	$29.48	$26.04	$57.08	$15.62	$16.80	$60.42
Total Return, at net asset value^	18.6%	(16.4)%	(1.8)%	(31.6)%	(14.0)%	8.5%
Total Return, at market value^	19.6%	(17.3)%	(1.7)%	(29.0)%	(17.2)%	8.4%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.54%	0.95%	1.26%	1.39%	1.03%
Expense ratio, excluding non- recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.88%	0.10%	0.96%	0.66%	0.45%	1.11%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2019.

For the Three Months Ended September 30, 2019 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at June 30, 2019	$16.86	$30.75	$25.39	$61.14	$38.22	$73.46
Net investment income (loss)	0.04	0.03	0.07	0.17	0.10	0.23
Net realized and unrealized gain (loss)#	(0.50)	(1.36)	2.56	(4.75)	(8.45)	1.04
Change in net asset value from operations	(0.46)	(1.33)	2.63	(4.58)	(8.35)	1.27
Net asset value, at September 30, 2019	$16.40	$29.42	$28.02	$56.56	$29.87	$74.73
Market value per share, at June 30, 2019 †	$17.12	$30.58	$25.34	$61.10	$38.18	$73.46
Market value per share, at September 30, 2019 †	$16.24	$29.47	$28.03	$56.01	$29.60	$74.69
Total Return, at net asset value^	(2.7)%	(4.3)%	10.4%	(7.5)%	(21.9)%	1.7%
Total Return, at market value^	(5.1)%	(3.6)%	10.6%	(8.3)%	(22.5)%	1.7%
Ratios to Average Net Assets**
Expense ratio	1.08%	1.61%	0.95%	0.99%	1.01%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.99%	0.36%	1.11%	1.21%	1.27%	1.24%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2019.

For the Three Months Ended September 30, 2019 (unaudited)

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2019	$21.42	$20.86
Net investment income (loss)	0.07	0.05
Net realized and unrealized gain (loss)#	2.01	(1.72)
Change in net asset value from operations	2.08	(1.67)
Net asset value, at September 30, 2019	$23.50	$19.19
Market value per share, at June 30, 2019 †	$21.63	$21.40
Market value per share, at September 30, 2019 †	$23.67	$19.52
Total Return, at net asset value^	9.7%	(8.0)%
Total Return, at market value^	9.4%	(8.8)%
Ratios to Average Net Assets**
Expense ratio	0.92%	1.00%
Expense ratio, excluding non- recurring fees and expenses, and brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.21%	0.93%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2019.

Selected data for a Share outstanding throughout the nine months ended September 30, 2020
For the Nine Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Net investment income (loss)	(0.18)	(0.28)	(0.25)	(0.35)	(0.05)	(0.28)
Net realized and unrealized gain (loss)#	(1.69)	(29.97)	(480.24)	(49.26)	0.92	19.93
Change in net asset value from operations	(1.87)	(30.25)	(480.49)	(49.61)	0.87	19.65
Net asset value, at September 30, 2020	$43.77	$35.37	$28.74	$34.36	$14.66	$68.86
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Market value per share, at September 30, 2020 †	$43.28	$35.50	$28.45	$34.63	$14.64	$68.58
Total Return, at net asset value^	(4.1)%	(46.1)%	(94.4)%	(59.1)%	6.3%	39.9%
Total Return, at market value^	(5.3)%	(45.6)%	(94.4)%	(58.5)%	6.3%	39.8%
Ratios to Average Net Assets**
Expense ratio^^	0.97%	1.31%	1.35%	1.60%	0.95%	1.00%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.52)%	(1.07)%	(1.10)%	(1.12)%	(0.49)%	(0.59)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	Expense ratio, excluding non-recurring fees and expense is 0.97%, 1.30%, 1.35%, 1.60%, 0.95% and 0.99%, respectively.

For the Nine Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2019	$31.70	$12.67	$55.83	$56.09	$12.19	$38.53
Net investment income (loss)	(0.17)	(0.24)	(0.22)	(0.26)	(0.21)	(0.52)
Net realized and unrealized gain (loss)#	10.72	7.72	2.08	(4.09)	4.64	0.31
Change in net asset value from operations	10.55	7.48	1.86	(4.35)	4.43	(0.21)
Net asset value, at September 30, 2020	$42.25	$20.15	$57.69	$51.74	$16.62	$38.32
Market value per share, at December 31, 2019 †	$31.65	$12.89	$55.83	$55.88	$12.15	$38.82
Market value per share, at September 30, 2020 †	$41.77	$19.92	$57.69	$51.67	$16.77	$38.01
Total Return, at net asset value^	33.3%	59.0%	3.3%	(7.8)%	36.3%	(0.5)%
Total Return, at market value^	32.0%	54.5%	3.3%	(7.5)%	38.0%	(2.1)%
Ratios to Average Net Assets**
Expense ratio^^	1.03%	1.61%	0.95%	1.04%	1.70%	1.88%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.62)%	(1.34)%	(0.54)%	(0.58)%	(1.39)%	(1.64)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	Expense ratio, excluding non-recurring fees and expense is 1.03%, 1.61%, 0.95%, 1.03%, 1.69% and 1.88%, respectively.

For the Nine Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2019	$26.80	$53.02	$26.76	$76.37	$21.27	$12.30
Net investment income (loss)	(0.05)	(0.15)	(0.07)	(0.19)	(0.16)	(0.09)
Net realized and unrealized gain (loss)#	(2.26)	(20.83)	(17.00)	(5.23)	19.88	8.32
Change in net asset value from operations	(2.31)	(20.98)	(17.07)	(5.42)	19.72	8.23
Net asset value, at September 30, 2020	$24.49	$32.04	$9.69	$70.95	$40.99	$20.53
Market value per share, at December 31, 2019 †	$26.80	$53.21	$26.80	$76.35	$21.29	$12.43
Market value per share, at September 30, 2020 †	$24.49	$32.19	$9.81	$70.93	$40.68	$20.41
Total Return, at net asset value^	(8.6)%	(39.6)%	(63.8)%	(7.1)%	92.8%	67.0%
Total Return, at market value^	(8.6)%	(39.5)%	(63.4)%	(7.1)%	91.1%	64.2%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.02%	1.10%	0.95%	1.06%	1.17%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.85%	0.85%
Net investment income gain (loss)	(0.23)%	(0.54)%	(0.79)%	(0.33)%	(0.63)%	(0.57)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the NYSE Arca, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	Expense ratio, excluding non-recurring fees and expense is 0.95%, 1.01%, 1.10%, 0.95%, 1.06% and 1.17%, respectively .

Selected data for a Share outstanding throughout the nine months ended September 30, 2019
For the Nine Months Ended September 30, 2019 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$326.46	$252.83	$15.09	$37.12
Net investment income (loss)	0.43	0.16	3.96	0.95	0.11	0.32
Net realized and unrealized gain (loss)#	3.10	11.41	71.47	(125.05)	(2.03)	9.09
Change in net asset value from operations	3.53	11.57	75.43	(124.10)	(1.92)	9.41
Net asset value, at September 30, 2019	$46.63	$53.93	$401.89	$128.73	$13.17	$46.53
Market value per share, at December 31, 2018 †	$43.08	$42.30	$332.50	$258.20	$15.12	$37.41
Market value per share, at September 30, 2019 †	$46.73	$53.41	$405.50	$128.70	$13.17	$46.94
Total Return, at net asset value^	8.2%	27.3%	23.1%	(49.1)%	(12.7)%	25.3%
Total Return, at market value^	8.5%	26.3%	22.0%	(50.2)%	(12.9)%	25.5%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.30%^^	0.99%	1.32%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.28%	0.41%	1.12%	0.76%	1.02%	1.05%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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
“Contango” and “Backwardation” Risk
In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2019 may specify a January 2020 expiration. As that contract nears expiration, it may be replaced by selling the January 2020 contract and purchasing the contract expiring in March 2020. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2020 contract would take place at a price that is higher than the price at which the March 2020 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund, an UltraPro Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund, an UltraShort Fund or an UltraPro Short Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds, UltraShort Funds, and UltraPro Short Funds, and positively affect the Ultra Funds, UltraPro Funds and Matching VIX Funds.
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

•
By the close of business on Tuesday, June 30, 2020, ProShares Ultra Bloomberg Crude Oil and ProShares UltraShort Bloomberg Crude Oil (the “Oil Funds”), had transitioned approximately half of its exposure to the September 2020 WTI crude oil futures contract into exposure to the October 2020 WTI crude oil futures contract. As a result of this transition, each Fund had approximately 1/3 of its portfolio exposed to the September 2020 WTI crude oil futures contract, approximately 1/3 of its portfolio exposed to the October 2020 WTI crude oil futures contract, and approximately 1/3 of its portfolio exposed to the December 2020 WTI crude oil futures contract on the close of business on Tuesday, June 30, 2020.

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
Change to the Oil Funds Benchmark Index
Effective September 17, 2020, the Oil Funds changed their benchmark from the Bloomberg WTI Crude Oil Subindex
SM
to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(the “New Benchmark”). The investment objective of each of these two funds is to seek daily investment results, before fees and expenses, that correspond either to two times (2x) or two times the inverse
(-2x),
as applicable, of the daily performance of the New Benchmark for a single day, not for any other period.
In order to have exposure to the WTI crude oil futures contracts included in the New Benchmark in a manner designed to achieve its respective investment objective by the beginning of business on September 17, 2020, each Oil Fund transitioned half of its then current exposure to the December 2020 WTI crude oil futures contract into exposure to the December 2021 WTI crude oil futures contract at the close of business on September 16, 2020. As a result of this transition, each Oil Fund had approximately 1/3 of its portfolio exposed to the December 2020 WTI crude oil futures contract, approximately 1/3 of its portfolio exposed to the June 2021 WTI crude oil futures contract, and approximately 1/3 of its portfolio exposed to the December 2021 WTI crude oil futures contract at the close of business on September 16, 2020.
Description of the New Benchmark
The New Benchmark aims to track the performance of three separate contract schedules for WTI Crude Oil futures traded on NYMEX. The contract schedules are equally-weighted in the New Benchmark (1/3 each) at each semi-annual reset in March and September. At each reset date, one-third
of the New Benchmark is designated to follow a monthly roll schedule. Each month this portion of the New Benchmark rolls from the current futures contract (called “Lead” by Bloomberg, and which expires one month out) into the following month’s contract (called “Next” by Bloomberg and which expires two months out). The second portion of the New Benchmark is always designated to be in a June contract, and follows an annual roll schedule in March of each year in which the June contract expiring in the current year is rolled into the June contract expiring the following year. The remaining portion is always designated to be in a December contract, and follows an annual roll schedule in September of each year in which the December contract expiring in the current year is rolled into the December contract expiring the following year. The weighting (i.e., percentage) of each of the three contract schedules included in the New Benchmark fluctuates above or below one-third
between the semi-annual reset dates due to changing futures prices and the impact of rolling the futures positions. As a result, the weighting of each contract in the New Benchmark will “drift” away from equal weighting. The New Benchmark reflects the cost of rolling the futures contracts included in the New Benchmark, without regard to income earned on cash positions. The New Benchmark is not linked to the “spot” price of WTI crude oil.
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
NOTE 9 – SUBSEQUENT EVENTS
Change to the VIX Funds Benchmark Indicies
Change to VIX Futures Contracts Settlement Time \ Index Methodology.
Effective Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Funds invest from 4:15p.m. (Eastern Time) to 4:00p.m. (Eastern Time). As a result, S&P Dow Jones Indices revised the index methodology for the S&P 500
®
VIX Mid-Term Futures Index, the benchmark for ProShares VIX Mid-Term Futures ETF, and the S&P 500
®
VIX Short-Term Futures Index, the benchmark for ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, to reflect the new settlement time effective Monday, October 26, 2020.
Change to the Fund’s Net Asset Value (“NAV”) Calculation Time.
As a result of these changes to the settlement time for VIX futures contracts and the Index methodology, effective Monday, October 26, 2020 each Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00p.m. (Eastern Time). Additional information about the calculation of NAV is included in each Fund’s Prospectus.

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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2020, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.”
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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2020 and 2019, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2020 *	Interest Income Three Months Ended September 30, 2019 *	Interest Income Nine Months Ended September 30, 2020 *	Interest Income Nine Months Ended September 30, 2019 *
ProShares Short Euro	$127	$107,143	$7,776	$297,766
ProShares Short VIX Short-Term Futures ETF	53,301	1,291,477	909,185	4,759,836
ProShares Ultra Bloomberg Crude Oil	50,356	1,881,595	1,817,563	6,185,775
ProShares Ultra Bloomberg Natural Gas	15,347	174,945	191,160	431,788
ProShares Ultra Euro	357	25,543	16,350	100,510
ProShares Ultra Gold	59,354	508,770	543,895	1,333,779
ProShares Ultra Silver	103,976	1,032,102	1,018,578	2,867,840
ProShares Ultra VIX Short-Term Futures ETF	88,621	2,018,561	1,601,884	6,119,714
ProShares Ultra Yen	171	16,771	9,100	62,655
ProShares UltraPro 3x Crude Oil ETF	—	484,215	346,326	1,723,210
ProShares UltraPro 3x Short Crude Oil ETF	—	147,602	166,789	324,609
ProShares UltraShort Australian Dollar	289	38,466	20,385	134,230
ProShares UltraShort Bloomberg Crude Oil	4,832	418,817	259,750	1,205,353
ProShares UltraShort Bloomberg Natural Gas	8,136	25,657	51,939	133,810
ProShares UltraShort Euro	18,939	689,247	486,623	2,269,169
ProShares UltraShort Gold	1,831	97,539	65,111	295,028
ProShares UltraShort Silver	3,192	72,984	48,379	229,545
ProShares UltraShort Yen	5,085	242,826	136,411	833,627
ProShares VIX Mid-Term Futures ETF	13,590	227,815	199,491	718,946
ProShares VIX Short-Term Futures ETF	34,770	1,278,488	1,117,617	3,414,854

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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of
October 30
, 2020, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2020.
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

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$2,286,467	$22,127,403
NAV end of period	$2,188,644	$18,651,067
Percentage change in NAV	(4.3)%	(15.7)%
Shares outstanding beginning of period	50,000	500,000
Shares outstanding end of period	50,000	400,000
Percentage change in shares outstanding	—%	(20.0)%
Shares created	—	—
Shares redeemed	—	100,000
Per share NAV beginning of period	$45.73	$44.25
Per share NAV end of period	$43.77	$46.63
Percentage change in per share NAV	(4.3)%	5.4%
Percentage change in benchmark	4.4%	(4.1)%
Benchmark annualized volatility	6.3%	5.2%
During the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2020 to September 30, 2020. By comparison, during the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at June 30, 2019 to 400,000 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.3% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 5.4% for the three months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 4.4% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 4.1% for the three months ended September 30, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(5,267)	$60,251
Management fee	5,247	46,129
Brokerage commission	82	763
Non-recurring fees and expenses	65	—
Net realized gain (loss)	(77,567)	625,576
Change in net unrealized appreciation (depreciation)	(14,989)	337,705
Net Income (loss)	$(97,823)	$1,023,532
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an
increase in the value of the euro versus the U.S. dollar during the three months ended September 30, 2020.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$509,811,853	$337,102,327
NAV end of period	$335,465,066	$338,896,125
Percentage change in NAV	(34.2)%	0.5%
Shares outstanding beginning of period	16,234,307	6,184,307
Shares outstanding end of period	9,484,307	6,284,307
Percentage change in shares outstanding	(41.6)%	1.6%
Shares created	—	850,000
Shares redeemed	6,750,000	750,000
Per share NAV beginning of period	$31.40	$54.51
Per share NAV end of period	$35.37	$53.93
Percentage change in per share NAV	12.6%	(1.1)%
Percentage change in benchmark	(26.3)%	(7.8)%
Benchmark annualized volatility	56.2%	76.4%
During the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 16,234,307 outstanding Shares at June 30, 2020 to 9,484,307 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 6,184,307 outstanding Shares at June 30, 2019 to 6,284,307 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to one-half
the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.6% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 1.1% for the three months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s decline of 26.3% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 7.8% for the three months ended September 30, 2019, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(1,544,734)	$366,033
Management fee	1,116,999	757,124
Brokerage commission	167,648	166,779
Non-recurring fees and expenses	22,038	—
Net realized gain (loss)	60,593,305	1,175,732
Change in net unrealized appreciation (depreciation)	(1,463,399)	(5,426,565)
Net Income (loss)	$57,585,172	$(3,884,800)
The Fund’s net income increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a greater decrease in the value of futures prices during the three months ended September 30, 2020.

ProShares Ultra Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$1,508,661,459	$381,980,628
NAV end of period	$1,195,885,056	$307,227,999
Percentage change in NAV	(20.7)%	(19.6)%
Shares outstanding beginning of period	52,760,774	778,453
Shares outstanding end of period	41,610,774	764,453
Percentage change in shares outstanding	(21.1)%	(1.8)%
Shares created	21,500,000	610,000
Shares redeemed	32,650,000	624,000
Per share NAV beginning of period	$28.59	$490.69
Per share NAV end of period	$28.74	$401.89
Percentage change in per share NAV	0.5%	(18.1)%
Percentage change in benchmark	2.6%	(6.6)%
Benchmark annualized volatility	26.3%	47.5%
On June 25, 2020, the Trust announced that the ProShares Ultra Bloomberg Crude Oil Fund would change its benchmark. The ProShares Ultra Bloomberg Crude Oil Fund struck its NAV using its new benchmark for the first time on September 17, 2020. The new benchmark for the ProShares Ultra Bloomberg Crude Oil is the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Prior to September 17, 2020, the benchmark for the ProShares Ultra Bloomberg Crude Oil Fund was the Bloomberg WTI Crude Oil Subindex
SM
. The investment objective of Fund is to seek daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the New Benchmark.
The New Benchmark aims to track the performance of three separate contract schedules for WTI Crude Oil futures traded on NYMEX. The contract schedules are equally-weighted in the New Benchmark (1/3 each) at each semi-annual reset in March and September. At each reset date, one-third
of the New Benchmark is designated to follow a monthly roll schedule. Each month this portion of the New Benchmark rolls from the current futures contract (called “Lead” by Bloomberg, and which expires one month out) into the following month’s contract (called “Next” by Bloomberg and which expires two months out). The second portion of the New Benchmark is always designated to be in a June contract, and follows an annual roll schedule in March of each year in which the June contract expiring in the current year is rolled into the June contract expiring the following year. The remaining portion is always designated to be in a December contract, and follows an annual roll schedule in September of each year in which the December contract expiring in the current year is rolled into the December contract expiring the following year. The weighting (i.e., percentage) of each of the three contract schedules included in the New Benchmark fluctuates above or below one-third
between the semi-annual reset dates due to changing futures prices and the impact of rolling the futures positions. As a result, the weighting of each contract in the New Benchmark will “drift” away from equal weighting. The New Benchmark reflects the cost of rolling the futures contracts included in the New Benchmark, without regard to income earned on cash positions. The New Benchmark is not linked to the “spot” price of WTI crude oil.
During the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 52,760,774 outstanding Shares at June 30, 2020 to 41,610,774 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 778,453 outstanding Shares at June 30, 2019 to 764,453 outstanding Shares at September 30, 2019.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.5% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 18.1% for the three months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.

The new benchmark’s rise of 2.6% for the three months ended September 30, 2020, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
benchmark’s decline of 6.6% for the three months ended September 30, 2019, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(4,420,342)	$964,368
Management fee	3,210,517	864,705
Brokerage commission	600,233	52,522
Non-recurring fees and expenses	24,637	—
Net realized gain (loss)	285,954,263	62,255,941
Change in net unrealized appreciation (depreciation)	(232,630,286)	(106,597,827)
Net Income (loss)	$48,903,635	$(43,377,518)
The Fund’s net income increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of WTI Crude Oil during the three months ended September 30, 2020.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Bloomberg Crude Oil.
ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$50,599,783	$33,637,758
NAV end of period	$99,203,762	$24,820,631
Percentage change in NAV	96.1%	(26.2)%
Shares outstanding beginning of period	1,787,527	242,815
Shares outstanding end of period	2,887,527	192,815
Percentage change in shares outstanding	61.5%	(20.6)%
Shares created	4,350,000	80,000
Shares redeemed	3,250,000	130,000
Per share NAV beginning of period	$28.31	$138.53
Per share NAV end of period	$34.36	$128.73
Percentage change in per share NAV	21.4%	(7.1)%
Percentage change in benchmark	15.0%	(1.7)%
Benchmark annualized volatility	58.7%	34.4%

During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 1,787,527 outstanding Shares at June 30, 2020 to 2,887,527 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 242,815 outstanding Shares at June 30, 2019 to 192,815 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.4% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 7.1% for the three months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 15.0% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 1.7% for the three months ended September 30, 2019, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(323,543)	$64,345
Management fee	199,772	81,234
Brokerage commission	106,449	29,366
Non-recurring fees and expenses	1,129	—
Net realized gain (loss)	41,156,156	(1,826,765)
Change in net unrealized appreciation (depreciation)	(4,754,827)	3,331,086
Net Income (loss)	$36,077,786	$1,568,666
The Fund’s net income increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of Henry Hub Natural Gas during the three months ended September 30, 2020.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$4,067,686	$5,801,170
NAV end of period	$4,397,675	$5,266,883
Percentage change in NAV	8.1%	(9.2)%
Shares outstanding beginning of period	300,000	400,000
Shares outstanding end of period	300,000	400,000
Percentage change in shares outstanding	—%	—%
Shares created	100,000	—
Shares redeemed	100,000	—
Per share NAV beginning of period	$13.56	$14.50
Per share NAV end of period	$14.66	$13.17
Percentage change in per share NAV	8.1%	(9.2)%
Percentage change in benchmark	4.4%	(4.1)%
Benchmark annualized volatility	6.3%	5.2%
During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2020 to September 30, 2020. By comparison, during the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2019 to September 30, 2019.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.1% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 9.2% for the three months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 4.4% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 4.1% for the three months ended September 30, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(12,155)	$12,333
Management fee	12,404	13,210
Non-recurring fees and expenses	108	—
Net realized gain (loss)	441,714	(396,315)
Change in net unrealized appreciation (depreciation)	(84,317)	(150,305)
Net Income (loss)	$345,242	$(534,287)

The Fund’s net income increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended September 30, 2020.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$165,689,050	$85,377,335
NAV end of period	$275,450,606	$109,353,860
Percentage change in NAV	66.2%	28.1%
Shares outstanding beginning of period	2,550,000	1,950,000
Shares outstanding end of period	4,000,000	2,350,000
Percentage change in shares outstanding	56.9%	20.5%
Shares created	1,700,000	450,000
Shares redeemed	250,000	50,000
Per share NAV beginning of period	$64.98	$43.78
Per share NAV end of period	$68.86	$46.53
Percentage change in per share NAV	6.0%	6.3%
Percentage change in benchmark	3.6%	3.8%
Benchmark annualized volatility	25.4%	14.3%
During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,550,000 outstanding Shares at June 30, 2020 to 4,000,000 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 1,950,000 outstanding Shares at June 30, 2019 to 2,350,000 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.0% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 6.3% for the three months ended September 30, 2019, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 3.6% for the three months ended September 30, 2020, as compared to the benchmark’s rise of 3.8% for the three months ended September 30, 2019, can be attributed to a lesser increase in the value of gold futures contracts during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(617,991)	$254,636
Management fee	640,992	250,296
Brokerage commission	12,115	3,838
Non-recurring fees and expenses	3,751	—
Net realized gain (loss)	25,742,296	16,725,025
Change in net unrealized appreciation (depreciation)	(18,054,591)	(11,787,819)
Net Income (loss)	$7,069,714	$5,191,842
The Fund’s net income increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a lesser increase in the value of futures prices, in conjunction with the timing of shareholder activity, during the three months ended September 30, 2020.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$249,671,968	$178,444,838
NAV end of period	$620,883,156	$216,058,743
Percentage change in NAV	148.7%	21.1%
Shares outstanding beginning of period	8,446,526	7,246,526
Shares outstanding end of period	14,696,526	7,396,526
Percentage change in shares outstanding	74.0%	2.1%
Shares created	8,050,000	750,000
Shares redeemed	1,800,000	600,000
Per share NAV beginning of period	$29.56	$24.62
Per share NAV end of period	$42.25	$29.21
Percentage change in per share NAV	42.9%	18.6%
Percentage change in benchmark	25.1%	10.5%
Benchmark annualized volatility	33.8%	27.9%
During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 8,446,526 outstanding Shares at June 30, 2020 to 14,696,526 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 7,246,526 outstanding Shares at June 30, 2019 to 7,396,526 outstanding Shares at September 30, 2019.

For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 42.9% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 18.6% for the three months ended September 30, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of
25.1%
 for the three months ended September 30, 2020, as compared to the benchmark’s rise of 10.5% for the three months ended September 30, 2019, can be attributed to a greater increase in the value of silver futures contracts during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(1,497,215)	$489,406
Management fee	1,462,400	528,976
Brokerage commission	54,812	13,720
Non-recurring fees and expenses	3,943	—
Net realized gain (loss)	290,238,797	69,234,030
Change in net unrealized appreciation (depreciation)	(199,313,772)	(36,162,901)
Net Income (loss)	$89,427,810	$33,560,535
The Fund’s net income
increased
 for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a greater increase in the value of futures prices during the three months ended September 30, 2020.
ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$992,156,607	$529,341,464
NAV end of period	$1,307,611,521	$597,106,050
Percentage change in NAV	31.8%	12.8%
Shares outstanding beginning of period	30,130,912	17,430,912
Shares outstanding end of period	64,880,912	23,530,912
Percentage change in shares outstanding	115.3%	35.0%
Shares created	42,800,000	23,650,000
Shares redeemed	8,050,000	17,550,000
Per share NAV beginning of period	$32.93	$30.37
Per share NAV end of period	$20.15	$25.38
Percentage change in per share NAV	(38.8)%	(16.4)%
Percentage change in benchmark	(26.3)%	(7.8)%
Benchmark annualized volatility	56.2%	76.4%

During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 30,130,912 outstanding Shares at June 30, 2020 to 64,880,912 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 17,430,912 outstanding Shares at June 30, 2019 to 23,530,912 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.8% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 16.4% for the three months ended September 30, 2019, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s decline of 26.3% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 7.8% for the three months ended September 30, 2019, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(5,136,994)	$128,125
Management fee	2,969,740	1,166,670
Brokerage commission	1,102,235	723,766
Non-recurring fees and expenses	10,480	—
Net realized gain (loss)	(559,537,850)	(55,315,749)
Change in net unrealized appreciation (depreciation)	15,303,127	45,207,285
Net Income (loss)	$(549,371,717)	$(9,980,339)
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a greater decrease in the value of futures prices during the three months ended September 30, 2020.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$2,764,355	$5,807,397
NAV end of period	$2,882,680	$2,851,387
Percentage change in NAV	4.3%	(50.9)%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	—%	(50.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$55.32	$58.09
Per share NAV end of period	$57.69	$57.06
Percentage change in per share NAV	4.3%	(1.8)%
Percentage change in benchmark	2.4%	(0.3)%
Benchmark annualized volatility	5.8%	7.0%
During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2020 to September 30, 2020. By comparison, during the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at June 30, 2019 to 49,970 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.3% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 1.8% for the three months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 2.4% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 0.3% for the three months ended September 30, 2019, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(6,720)	$8,446
Management fee	6,813	8,325
Non-recurring fees and expenses	78	—
Net realized gain (loss)	126,569	37,586
Change in net unrealized appreciation (depreciation)	(1,524)	(76,201)
Net Income (loss)	$118,325	$(30,169)

The Fund’s net income inceased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2020.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$5,614,042	$8,364,065
NAV end of period	$5,173,668	$9,075,799
Percentage change in NAV	(7.8)%	8.5%
Shares outstanding beginning of period	100,000	150,000
Shares outstanding end of period	100,000	150,000
Percentage change in shares outstanding	—%	—%
Shares created	—	50,000
Shares redeemed	—	50,000
Per share NAV beginning of period	$56.14	$55.76
Per share NAV end of period	$51.74	$60.51
Percentage change in per share NAV	(7.8)%	8.5%
Percentage change in benchmark	3.8%	(3.8)%
Benchmark annualized volatility	9.0%	6.4%
During the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2020 to September 30, 2020. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2019 to September 30, 2019.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.8% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 8.5% for the three months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of
3.8%
 for the three months ended September 30, 2020, as compared to the benchmark’s decline of 3.8% for the three months ended September 30, 2019, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(13,294)	$19,953
Management fee	12,478	17,005
Brokerage commission	928	1,508
Non-recurring fees and expenses	177	—
Net realized gain (loss)	(432,100)	312,374
Change in net unrealized appreciation (depreciation)	5,020	351,173
Net Income (loss)	$(440,374)	$683,500
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2020.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$117,821,898	$68,096,767
NAV end of period	$80,418,166	$92,471,273
Percentage change in NAV	(31.7)%	35.8%
Shares outstanding beginning of period	6,439,884	4,039,884
Shares outstanding end of period	4,839,884	5,639,884
Percentage change in shares outstanding	(24.8)%	39.6%
Shares created	4,300,000	8,450,000
Shares redeemed	5,900,000	6,850,000
Per share NAV beginning of period	$18.30	$16.86
Per share NAV end of period	$16.62	$16.40
Percentage change in per share NAV	(9.2)%	(2.7)%
Percentage change in benchmark	2.6%	(6.6)%
Benchmark annualized volatility	26.3%	47.5%
On June 25, 2020, the Trust announced that the ProShares UltraShort Bloomberg Crude Oil Fund would change its benchmark. The ProShares UltraShort Bloomberg Crude Oil Fund struck its NAV using its new benchmark for the first time on September 17, 2020. The new benchmark for the ProShares UltraShort Bloomberg Crude Oil Fund is the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Prior to September 17, 2020, the benchmark for the ProShares UltraShort Bloomberg Crude Oil Fund was the Bloomberg WTI Crude Oil Subindex
SM
. The investment objective of Fund is to seek daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the New Benchmark.
The New Benchmark aims to track the performance of three separate contract schedules for WTI Crude Oil futures traded on NYMEX. The contract schedules are equally-weighted in the New Benchmark (1/3 each) at each semi-annual reset in March and

September. At each reset date,
one-third
of the New Benchmark is designated to follow a monthly roll schedule. Each month this portion of the New Benchmark rolls from the current futures contract (called “Lead” by Bloomberg, and which expires one month out) into the following month’s contract (called “Next” by Bloomberg and which expires two months out). The second portion of the New Benchmark is always designated to be in a June contract, and follows an annual roll schedule in March of each year in which the June contract expiring in the current year is rolled into the June contract expiring the following year. The remaining portion is always designated to be in a December contract, and follows an annual roll schedule in September of each year in which the December contract expiring in the current year is rolled into the December contract expiring the following year. The weighting (i.e., percentage) of each of the three contract schedules included in the New Benchmark fluctuates above or below one-third
between the semi-annual reset dates due to changing futures prices and the impact of rolling the futures positions. As a result, the weighting of each contract in the New Benchmark will “drift” away from equal weighting. The New Benchmark reflects the cost of rolling the futures contracts included in the New Benchmark, without regard to income earned on cash positions. The New Benchmark is not linked to the “spot” price of WTI crude oil.
During the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,439,884 outstanding Shares at June 30, 2020 to 4,839,884 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 4,039,884 outstanding Shares at June 30, 2019 to 5,639,884 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.2% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 2.7% for the three months ended September 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The new benchmark’s rise of 2.6% for the three months ended September 30, 2020, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
benchmark’s decline of 6.6% for the three months ended September 30, 2019, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(342,320)	$200,283
Management fee	238,038	192,976
Brokerage commission	64,657	25,558
Non-recurring fees and expenses	4,892	—
Net realized gain (loss)	(16,296,829)	(12,233,280)
Change in net unrealized appreciation (depreciation)	5,848,114	23,199,135
Net Income (loss)	$(10,791,035)	$11,166,138
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of WTI Crude Oil during the three months ended September 30, 2020.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$28,552,210	$3,838,842
NAV end of period	$46,937,986	$8,086,224
Percentage change in NAV	64.4%	110.6%
Shares outstanding beginning of period	424,832	124,832
Shares outstanding end of period	1,224,832	274,832
Percentage change in shares outstanding	188.3%	120.2%
Shares created	3,200,000	300,000
Shares redeemed	2,400,000	150,000
Per share NAV beginning of period	$67.21	$30.75
Per share NAV end of period	$38.32	$29.42
Percentage change in per share NAV	(43.0)%	(4.3)%
Percentage change in benchmark	15.0%	(1.7)%
Benchmark annualized volatility	58.7%	34.4%
During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 424,832 outstanding Shares at June 30, 2020 to 1,224,832 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 124,832 outstanding Shares at June 30, 2019 to 274,832 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 43.0% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 4.3% for the three months ended September 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 15.0% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 1.7% for the three months ended September 30, 2019, can be attributed to an incease in the value of Henry Hub Natural Gas during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(249,586)	$4,656
Management fee	138,507	12,382
Brokerage commission	98,416	8,619
Non-recurring fees and expenses	345	—
Net realized gain (loss)	(31,449,992)	(68,026)
Change in net unrealized appreciation (depreciation)	8,969,137	791,311
Net Income (loss)	$(22,730,441)	$727,941
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of Henry Hub Natural Gas during the three months ended September 30, 2020.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$78,848,965	$134,573,471
NAV end of period	$68,577,533	$135,920,188
Percentage change in NAV	(13.0)%	1.0%
Shares outstanding beginning of period	2,950,000	5,300,000
Shares outstanding end of period	2,800,000	4,850,000
Percentage change in shares outstanding	(5.1)%	(8.5)%
Shares created	1,000,000	100,000
Shares redeemed	1,150,000	550,000
Per share NAV beginning of period	$26.73	$25.39
Per share NAV end of period	$24.49	$28.02
Percentage change in per share NAV	(8.4)%	10.4%
Percentage change in benchmark	4.4%	(4.1)%
Benchmark annualized volatility	6.3%	5.2%
During the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,950,000 outstanding Shares at June 30, 2020 to 2,800,000 outstanding Shares at September 30, 2020. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 5,300,000 outstanding Shares at June 30, 2019 to 4,850,000 outstanding Shares at September 30, 2019.

For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.4% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 10.4% for the three months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 4.4% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 4.1% for the three months ended September 30, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(144,828)	$371,679
Management fee	161,145	317,568
Non-recurring fees and expenses	2,622	—
Net realized gain (loss)	(7,511,167)	9,365,840
Change in net unrealized appreciation (depreciation)	1,525,791	3,611,497
Net Income (loss)	$(6,130,204)	$13,349,016
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended September 30, 2020.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$15,851,043	$18,158,403
NAV end of period	$27,139,981	$22,453,523
Percentage change in NAV	71.2%	23.7%
Shares outstanding beginning of period	446,977	296,977
Shares outstanding end of period	846,977	396,977
Percentage change in shares outstanding	89.5%	33.7%
Shares created	750,000	150,000
Shares redeemed	350,000	50,000
Per share NAV beginning of period	$35.46	$61.14
Per share NAV end of period	$32.04	$56.56
Percentage change in per share NAV	(9.6)%	(7.5)%
Percentage change in benchmark	3.6%	3.8%
Benchmark annualized volatility	19.1%	14.3%

During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 446,977 outstanding
Shares at June 30, 2020 to 846,977 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 296,977 outstanding Shares at June 30, 2019 to 396,977 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.6% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 7.5% for the three months ended September 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 3.6% for the three months ended September 30, 2020, as compared to the benchmark’s rise of 3.8% for the three months ended September 30, 2019, can be attributed to a lesser increase in the value of gold futures contracts during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(47,471)	$53,681
Management fee	45,591	42,251
Brokerage commission	1,980	1,607
Non-recurring fees and expenses	499	—
Net realized gain (loss)	(4,021,537)	(3,472,333)
Change in net unrealized appreciation (depreciation)	2,689,061	2,705,043
Net Income (loss)	$(1,379,947)	$(713,609)
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a lesser increase in the value of the futures prices, in conjunction with the timing of shareholder activity, during the three months ended September 30, 2020.

ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$10,145,625	$14,026,041
NAV end of period	$51,055,675	$15,441,093
Percentage change in NAV	403.2%	10.1%
Shares outstanding beginning of period	516,976	366,976
Shares outstanding end of period	5,266,976	516,976
Percentage change in shares outstanding	918.8%	40.9%
Shares created	11,300,000	300,000
Shares redeemed	6,550,000	150,000
Per share NAV beginning of period	$19.62	$38.22
Per share NAV end of period	$9.69	$29.87
Percentage change in per share NAV	(50.6)%	(21.8)%
Percentage change in benchmark	25.1%	10.5%
Benchmark annualized volatility	57.7%	27.9%
During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 516,976 outstanding Shares at June 30, 2020 to 5,266,976 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 366,976 outstanding Shares at June 30, 2019 to 516,976 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.6% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 21.8% for the three months ended September 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 25.1% for the three months ended September 30, 2020, as compared to the benchmark’s rise of 10.5% for the three months ended September 30, 2019, can be attributed to a greater increase in the value of the silver futures contracts during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(94,990)	$40,671
Management fee	84,377	30,418
Brokerage commission	8,539	1,895
Non-recurring fees and expenses	321	—
Net realized gain (loss)	(15,896,820)	(5,517,511)
Change in net unrealized appreciation (depreciation)	11,129,734	2,680,581
Net Income (loss)	$(4,862,076)	$(2,796,259)
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a greater increase in the value of futures prices during the three months ended September 30, 2020.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$29,787,034	$47,695,345
NAV end of period	$24,780,763	$41,046,700
Percentage change in NAV	(16.8)%	(13.9)%
Shares outstanding beginning of period	399,290	649,290
Shares outstanding end of period	349,290	549,290
Percentage change in shares outstanding	(12.5)%	(15.4)%
Shares created	—	—
Shares redeemed	50,000	100,000
Per share NAV beginning of period	$74.60	$73.46
Per share NAV end of period	$70.95	$74.73
Percentage change in per share NAV	(4.9)%	1.7%
Percentage change in benchmark	2.4%	(0.3)%
Benchmark annualized volatility	5.8%	7.0%
During the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 399,290 outstanding Shares at June 30, 2020 to 349,290 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 649,290 outstanding Shares at June 30, 2019 to 549,290 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.9% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 1.7% for the three months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.

The benchmark’s rise of 2.4% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 0.3% for the three months ended September 30, 2019, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(55,870)	$137,637
Management fee	60,238	105,189
Non-recurring fees and expenses	717	—
Net realized gain (loss)	(1,451,651)	(178,400)
Change in net unrealized appreciation (depreciation)	201,521	783,422
Net Income (loss)	$(1,306,000)	$742,659
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2020.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$59,085,470	$37,756,409
NAV end of period	$101,957,520	$44,933,064
Percentage change in NAV	72.6%	19.0%
Shares outstanding beginning of period	1,462,403	1,762,403
Shares outstanding end of period	2,487,403	1,912,403
Percentage change in shares outstanding	70.1%	8.5%
Shares created	1,150,000	350,000
Shares redeemed	125,000	200,000
Per share NAV beginning of period	$40.40	$21.42
Per share NAV end of period	$40.99	$23.50
Percentage change in per share NAV	1.5%	9.7%
Percentage change in benchmark	1.8%	10.0%
Benchmark annualized volatility	26.2%	31.4%

During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 1,462,403 outstanding Shares at June 30, 2020 to 2,487,403 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 1,762,403 outstanding Shares at June 30, 2019 to 1,912,403 outstanding Shares at September 30, 2019.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.5% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 9.7% for the three months ended September 30, 2019, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s rise of 1.8% for the three months ended September 30, 2020, as compared to the benchmark’s rise of 10.0% for the three months ended September 30, 2019, can be attributed to a lesser increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(204,460)	$129,497
Management fee	172,587	90,860
Brokerage commission	19,350	5,777
Net realized gain (loss)	755,845	1,477,618
Change in net unrealized appreciation (depreciation)	1,752,080	2,650,017
Net Income (loss)	$2,303,465	$4,257,132
The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a lesser increase in the value of the futures prices during the three months ended September 30, 2020.

ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
NAV beginning of period	$221,343,175	$240,473,128
NAV end of period	$279,272,297	$299,409,882
Percentage change in NAV	26.2%	24.5%
Shares outstanding beginning of period	7,926,317	11,526,317
Shares outstanding end of period	13,601,317	15,601,317
Percentage change in shares outstanding	71.6%	35.4%
Shares created	6,650,000	8,875,000
Shares redeemed	975,000	4,800,000
Per share NAV beginning of period	$27.93	$20.86
Per share NAV end of period	$20.53	$19.19
Percentage change in per share NAV	(26.5)%	(8.0)%
Percentage change in benchmark	(26.3)%	(7.8)%
Benchmark annualized volatility	56.2%	76.4%
During the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 7,926,317 outstanding Shares at June 30, 2020 to 13,601,317 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 11,526,317 outstanding Shares at June 30, 2019 to 15,601,317 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.5% for the three months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 8.0% for the three months ended September 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2020.
The benchmark’s decline of 26.3% for the three months ended September 30, 2020, as compared to the benchmark’s decline of 7.8% for the three months ended September 30, 2019, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net investment income (loss)	$(758,225)	$615,421
Management fee	560,301	561,431
Brokerage commission	66,969	96,608
Net realized gain (loss)	(75,120,135)	(15,922,047)
Change in net unrealized appreciation (depreciation)	556,466	13,425,396
Net Income (loss)	$(75,321,894)	$(1,881,230)

The Fund’s net income decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a greater decrease in the value of the futures prices during the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$2,282,195	$8,619,686
NAV end of period	$2,188,644	$18,651,067
Percentage change in NAV	(4.1)%	116.4%
Shares outstanding beginning of period	50,000	200,000
Shares outstanding end of period	50,000	400,000
Percentage change in shares outstanding	—%	100.0%
Shares created	—	300,000
Shares redeemed	—	100,000
Per share NAV beginning of period	$45.64	$43.10
Per share NAV end of period	$43.77	$46.63
Percentage change in per share NAV	(4.1)%	8.2%
Percentage change in benchmark	4.5%	(4.9)%
Benchmark annualized volatility	7.9%	5.4%
During the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to September 30, 2020. By comparison, during the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 200,000 outstanding Shares at December 31, 2019 to 400,000 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.1% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 8.2% for the nine months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 4.5% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 4.9% for the nine months ended September 30, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(8,827)	$169,742
Management fee	16,266	125,906
Brokerage commission	272	2,118
Non-recurring fees and expenses	65	—
Net realized gain (loss)	(116,225)	849,200
Change in net unrealized appreciation (depreciation)	31,501	307,157
Net Income (loss)	$(93,551)	$1,326,099
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2020.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$284,437,179	$344,596,263
NAV end of period	$335,465,066	$338,896,125
Percentage change in NAV	17.9%	(1.7)%
Shares outstanding beginning of period	4,334,307	8,134,307
Shares outstanding end of period	9,484,307	6,284,307
Percentage change in shares outstanding	118.8%	(22.7)%
Shares created	25,850,000	1,150,000
Shares redeemed	20,700,000	3,000,000
Per share NAV beginning of period	$65.62	$42.36
Per share NAV end of period	$35.37	$53.93
Percentage change in per share NAV	(46.1)%	27.3%
Percentage change in benchmark	68.5%	(49.9)%
Benchmark annualized volatility	112.9%	63.5%
During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,334,307 outstanding Shares at December 31, 2019 to 9,484,307 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,134,307 outstanding Shares at December 31, 2018 to 6,284,307 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 46.1% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 27.3% for the nine months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 68.5% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 49.9% for the nine months ended September 30, 2019, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(4,043,310)	$1,136,974
Management fee	3,592,232	2,647,947
Brokerage commission	585,356	574,800
Non-recurring fees and expenses	22,038	398,550
Net realized gain (loss)	(129,092,294)	71,708,674
Change in net unrealized appreciation (depreciation)	(2,709,070)	21,713,381
Net Income (loss)	$(135,844,674)	$94,559,029
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2020.

ProShares Ultra Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$309,844,582	$368,399,654
NAV end of period	$1,195,885,056	$307,227,999
Percentage change in NAV	286.0%	(16.6)%
Shares outstanding beginning of period	608,453	1,128,453
Shares outstanding end of period	41,610,774	764,453
Percentage change in shares outstanding	6,738.8%	(32.3)%
Shares created	109,662,000	1,026,000
Shares redeemed	68,659,679	1,390,000
Per share NAV beginning of period	$509.23	$326.46
Per share NAV end of period	$28.74	$401.89
Percentage change in per share NAV	(94.4)%	23.1%
Percentage change in benchmark	(33.6)%	18.1%
Benchmark annualized volatility	90.6%	36.4%
On June 25, 2020, the Trust announced that the ProShares Ultra Bloomberg Crude Oil Fund would change its benchmark. The ProShares Ultra Bloomberg Crude Oil Fund struck its NAV using its new benchmark for the first time on September 17, 2020. The new benchmark for the ProShares Ultra Bloomberg Crude Oil is the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Prior to September 17, 2020, the benchmark for the ProShares Ultra Bloomberg Crude Oil Fund was the Bloomberg WTI Crude Oil Subindex
SM
. The investment objective of Fund is to seek daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the New Benchmark.
The New Benchmark aims to track the performance of three separate contract schedules for WTI Crude Oil futures traded on NYMEX. The contract schedules are equally-weighted in the New Benchmark (1/3 each) at each semi-annual reset in March and September. At each reset date, one-third
of the New Benchmark is designated to follow a monthly roll schedule. Each month this portion of the New Benchmark rolls from the current futures contract (called “Lead” by Bloomberg, and which expires one month out) into the following month’s contract (called “Next” by Bloomberg and which expires two months out). The second portion of the New Benchmark is always designated to be in a June contract, and follows an annual roll schedule in March of each year in which the June contract expiring in the current year is rolled into the June contract expiring the following year. The remaining portion is always designated to be in a December contract, and follows an annual roll schedule in September of each year in which the December contract expiring in the current year is rolled into the December contract expiring the following year. The weighting (i.e., percentage) of each of the three contract schedules included in the New Benchmark fluctuates above or below one-third
between the semi-annual reset dates due to changing futures prices and the impact of rolling the futures positions. As a result, the weighting of each contract in the New Benchmark will “drift” away from equal weighting. The New Benchmark reflects the cost of rolling the futures contracts included in the New Benchmark, without regard to income earned on cash positions. The New Benchmark is not linked to the “spot” price of WTI crude oil.
During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 608,453 outstanding Shares at December 31, 2019 to 41,610,774 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,128,453 outstanding Shares at December 31, 2018 to 764,453 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the nine months ended September 30, 2020, the Fund’s daily performance had a statistical correlation over 0.92 to 2x of the daily performance of its benchmark. For the nine months ended September 30, 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 94.4% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 23.1% for the nine months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.

The new benchmark’s decline of 33.6% for the nine months ended September 30, 2020, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
benchmark’s rise of 18.1% for the nine months ended September 30, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(8,010,293)	$3,291,479
Management fee	6,887,044	2,788,455
Brokerage commission	1,744,115	105,841
Non-recurring fees and expenses	24,637	—
Net realized gain (loss)	(891,020,242)	112,871,495
Change in net unrealized appreciation (depreciation)	106,126,899	50,962,728
Net Income (loss)	$(792,903,636)	$167,125,702
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a decrease in the value of WTI Crude Oil during the nine months ended September 30, 2020.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.
ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$45,160,205	$14,617,440
NAV end of period	$99,203,762	$24,820,631
Percentage change in NAV	119.7%	69.8%
Shares outstanding beginning of period	537,815	57,815
Shares outstanding end of period	2,887,527	192,815
Percentage change in shares outstanding	436.9%	233.5%
Shares created	5,835,000	365,000
Shares redeemed	3,485,288	230,000
Per share NAV beginning of period	$83.97	$252.83
Per share NAV end of period	$34.36	$128.73
Percentage change in per share NAV	(59.1)%	(49.1)%
Percentage change in benchmark	(28.5)%	(24.2)%
Benchmark annualized volatility	53.5%	35.2%

During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by a decrease from 537,815 outstanding Shares at December 31, 2019 to 2,887,527 outstanding Shares at September 30, 2020. By comparison, during the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 57,815 outstanding Shares at December 31, 2018 to 192,815 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 59.1% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 49.1% for the nine months ended September 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s decline of 28.5% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 24.2% for the nine months ended September 30, 2019, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(447,190)	$158,274
Management fee	378,784	196,929
Brokerage commission	214,255	76,585
Non-recurring fees and expenses	1,129	—
Net realized gain (loss)	2,226,367	(23,104,631)
Change in net unrealized appreciation (depreciation)	(4,338,592)	13,005,391
Net Income (loss)	$(2,559,415)	$(9,940,966)
The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a greater decrease in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2020.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$6,204,424	$7,544,569
NAV end of period	$4,397,675	$5,266,883
Percentage change in NAV	(29.1)%	(30.2)%
Shares outstanding beginning of period	450,000	500,000
Shares outstanding end of period	300,000	400,000
Percentage change in shares outstanding	(33.3)%	(20.0)%
Shares created	200,000	50,000
Shares redeemed	350,000	150,000
Per share NAV beginning of period	$13.79	$15.09
Per share NAV end of period	$14.66	$13.17
Percentage change in per share NAV	6.3%	(12.7)%
Percentage change in benchmark	4.5%	(4.9)%
Benchmark annualized volatility	7.9%	5.4%
During the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2019 to 300,000 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at December 31, 2018 to 400,000 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.3% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 12.7% for the nine months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 4.5% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 4.9% for the nine months ended September 30, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(17,610)	$52,085
Management fee	33,852	48,425
Non-recurring fees and expenses	108	—
Net realized gain (loss)	369,811	(756,187)
Change in net unrealized appreciation (depreciation)	(208,451)	(167,213)
Net Income (loss)	$143,750	$(871,315)

The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2020.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$110,726,032	$83,523,294
NAV end of period	$275,450,606	$109,353,860
Percentage change in NAV	148.8%	30.9%
Shares outstanding beginning of period	2,250,000	2,250,000
Shares outstanding end of period	4,000,000	2,350,000
Percentage change in shares outstanding	77.8%	4.4%
Shares created	3,150,000	850,000
Shares redeemed	1,400,000	750,000
Per share NAV beginning of period	$49.21	$37.12
Per share NAV end of period	$68.86	$46.53
Percentage change in per share NAV	39.9%	25.4%
Percentage change in benchmark	21.4%	14.2%
Benchmark annualized volatility	22.6%	12.0%
On December 20, 2018, the Trust announced that the ProShares Ultra Gold Fund would change its benchmark to the Bloomberg Gold Subindex (ticker: BCOMGC). The ProShares Ultra Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares Ultra Gold Fund was the LBMA Gold Price PM.
During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,250,000 outstanding Shares at December 31, 2019 to 4,000,000 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 2,250,000 outstanding Share at December 31, 2018 to 2,350,000 outstanding Shares at September 30, 2019.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 39.9% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 25.4% for the nine months ended September 30, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.

The benchmark’s rise of 21.4% for the nine months ended September 30, 2020, as compared to the benchmark’s rise of 14.2% for the nine months ended September 30, 2019, can be attributed to a greater increase in the value of gold futures contracts during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(789,004)	$695,508
Management fee	1,269,866	630,646
Brokerage commission	28,599	7,625
Non-recurring fees and expenses	3,751	—
Net realized gain (loss)	51,605,680	24,305,967
Change in net unrealized appreciation (depreciation)	(11,258,939)	(6,903,529)
Net Income (loss)	$39,557,737	$18,097,946
The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a greater increase in the value of futures prices during the nine months ended September 30, 2020.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$239,254,842	$201,824,376
NAV end of period	$620,883,156	$216,058,743
Percentage change in NAV	159.5%	7.1%
Shares outstanding beginning of period	7,546,526	7,646,526
Shares outstanding end of period	14,696,526	7,396,526
Percentage change in shares outstanding	94.7%	(3.3)%
Shares created	10,300,000	2,050,000
Shares redeemed	3,150,000	2,300,000
Per share NAV beginning of period	$31.70	$26.39
Per share NAV end of period	$42.25	$29.21
Percentage change in per share NAV	33.3%	10.7%
Percentage change in benchmark	27.4%	8.5%
Benchmark annualized volatility	48.6%	20.5%

During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 7,546,526 outstanding Shares at December 31, 2019 to 14,696,526 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 7,646,526 outstanding Shares at December 31, 2018 to 7,396,526 outstanding Shares at September 30, 2019.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 33.3% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 10.7% for the nine months ended September 30, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 27.4% for the nine months ended September 30, 2020, as compared to the benchmark’s rise of 8.5% for the nine months ended September 30, 2019, can be attributed to a greater increase in the value of silver futures contracts during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(1,555,626)	$1,447,033
Management fee	2,369,293	1,393,382
Brokerage commission	99,986	27,422
Non-recurring fees and expenses	3,943	—
Net realized gain (loss)	297,927,456	74,520,200
Change in net unrealized appreciation (depreciation)	(215,073,543)	(54,551,838)
Net Income (loss)	$81,298,287	$21,415,395
The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a greater increase in the value of futures prices during the nine months ended September 30, 2020.

ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$527,636,003	$214,304,871
NAV end of period	$1,307,611,521	$597,106,050
Percentage change in NAV	147.8%	178.6%
Shares outstanding beginning of period	41,630,912	2,630,912
Shares outstanding end of period	64,880,912	23,530,912
Percentage change in shares outstanding	55.8%	794.4%
Shares created	77,550,000	55,850,000
Shares redeemed	54,300,000	34,950,000
Per share NAV beginning of period	$12.67	$81.46
Per share NAV end of period	$20.15	$25.38
Percentage change in per share NAV	59.0%	(68.8)%
Percentage change in benchmark	68.5%	(49.9)%
Benchmark annualized volatility	112.9%	63.5%
During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 41,630,912 outstanding Shares at December 31, 2019 to 64,880,912 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 2,630,912 outstanding Shares at December 31, 2018 to 23,530,912 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV increase of 59.0% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 68.8% for the nine months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 68.5% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 49.9% for the nine months ended September 30, 2019, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(7,952,015)	$484,621
Management fee	5,646,893	3,488,439
Brokerage commission	2,282,095	2,119,082
Non-recurring fees and expenses	10,480	27,508
Net realized gain (loss)	58,666,590	(305,515,258)
Change in net unrealized appreciation (depreciation)	66,319,163	(33,413,790)
Net Income (loss)	$117,033,738	$(338,444,427)

The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2020.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$5,580,964	$5,751,716
NAV end of period	$2,882,680	$2,851,387
Percentage change in NAV	(48.3)%	(50.4)%
Shares outstanding beginning of period	99,970	99,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	(50.0)%	(50.0)%
Shares created	—	100,000
Shares redeemed	50,000	150,000
Per share NAV beginning of period	$55.83	$57.53
Per share NAV end of period	$57.69	$57.06
Percentage change in per share NAV	3.3%	(0.8)%
Percentage change in benchmark	3.0%	1.4%
Benchmark annualized volatility	10.2%	6.1%
During the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2019 to 49,970 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2018 to 49,970 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.3% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 0.8% for the nine months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 3.0% for the nine months ended September 30, 2020, as compared to the benchmark’s rise of 1.4% for the nine months ended September 30, 2019, can be attributed to a greater increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(11,633)	$32,685
Management fee	20,655	29,970
Non-recurring fees and expenses	78	—
Net realized gain (loss)	11,333	131,562
Change in net unrealized appreciation (depreciation)	48,030	(205,249)
Net Income (loss)	$47,730	$(41,002)
The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a greater increase in the value of the Japanese yen versus the U.S. dollar, in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2020.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$5,608,612	$11,060,333
NAV end of period	$5,173,668	$9,075,799
Percentage change in NAV	(7.8)%	(17.9)%
Shares outstanding beginning of period	100,000	200,000
Shares outstanding end of period	100,000	150,000
Percentage change in shares outstanding	—%	(25.0)%
Shares created	—	50,000
Shares redeemed	—	100,000
Per share NAV beginning of period	$56.09	$55.30
Per share NAV end of period	$51.74	$60.51
Percentage change in per share NAV	(7.8)%	9.4%
Percentage change in benchmark	2.1%	(4.2)%
Benchmark annualized volatility	13.0%	7.2%
During the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to September 30, 2020. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 150,000 outstanding

Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.8% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 9.4% for the nine months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 2.1% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 4.2% for the nine months ended September 30, 2019, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(26,054)	$71,637
Management fee	42,496	57,983
Brokerage commission	3,766	4,610
Non-recurring fees and expenses	177	—
Net realized gain (loss)	(799,054)	825,235
Change in net unrealized appreciation (depreciation)	390,164	(300,624)
Net Income (loss)	$(434,944)	$596,248
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2020.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$125,451,681	$114,377,311
NAV end of period	$80,418,166	$92,471,273
Percentage change in NAV	(35.9)%	(19.2)%
Shares outstanding beginning of period	10,289,884	3,839,884
Shares outstanding end of period	4,839,884	5,639,884
Percentage change in shares outstanding	(53.0)%	46.9%
Shares created	26,650,000	16,700,000
Shares redeemed	32,100,000	14,900,000
Per share NAV beginning of period	$12.19	$29.79
Per share NAV end of period	$16.62	$16.40
Percentage change in per share NAV	36.3%	(44.9)%
Percentage change in benchmark	(33.6)%	18.1%
Benchmark annualized volatility	90.6%	36.4%
On June 25, 2020, the Trust announced that the ProShares UltraShort Bloomberg Crude Oil Fund would change its benchmark. The ProShares UltraShort Bloomberg Crude Oil Fund struck its NAV using its new benchmark for the first time on September 17, 2020. The new benchmark for the ProShares UltraShort Bloomberg Crude Oil Fund is the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Prior to September 17, 2020, the benchmark for the ProShares UltraShort Bloomberg Crude Oil Fund was the Bloomberg WTI Crude Oil Subindex
SM
. The investment objective of Fund is to seek daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the New Benchmark.
The New Benchmark aims to track the performance of three separate contract schedules for WTI Crude Oil futures traded on NYMEX. The contract schedules are equally-weighted in the New Benchmark (1/3 each) at each semi-annual reset in March and September. At each reset date, one-third
of the New Benchmark is designated to follow a monthly roll schedule. Each month this portion of the New Benchmark rolls from the current futures contract (called “Lead” by Bloomberg, and which expires one month out) into the following month’s contract (called “Next” by Bloomberg and which expires two months out). The second portion of the New Benchmark is always designated to be in a June contract, and follows an annual roll schedule in March of each year in which the June contract expiring in the current year is rolled into the June contract expiring the following year. The remaining portion is always designated to be in a December contract, and follows an annual roll schedule in September of each year in which the December contract expiring in the current year is rolled into the December contract expiring the following year. The weighting (i.e., percentage) of each of the three contract schedules included in the New Benchmark fluctuates above or below one-third
between the semi-annual reset dates due to changing futures prices and the impact of rolling the futures positions. As a result, the weighting of each contract in the New Benchmark will “drift” away from equal weighting. The New Benchmark reflects the cost of rolling the futures contracts included in the New Benchmark, without regard to income earned on cash positions. The New Benchmark is not linked to the “spot” price of WTI crude oil.
During the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,289,884 outstanding Shares at December 31, 2019 to 4,839,884 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,839,884 outstanding Shares at December 31, 2018 to 5,639,884 outstanding Shares at September 30, 2019.
For the nine months ended September 30, 2020, the Fund’s daily performance had a statistical correlation over 0.92 to 2x of the inverse of the daily performance of its benchmark. For the nine months ended September 30, 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 36.3% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 44.9% for the nine months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.

The new benchmark’s decline of 33.6% for the nine months ended September 30, 2020, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
benchmark’s rise of 18.1% for the nine months ended September 30, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(1,155,759)	$601,895
Management fee	789,307	549,398
Brokerage commission	488,442	54,060
Non-recurring fees and expenses	4,892	—
Net realized gain (loss)	28,429,826	(11,264,117)
Change in net unrealized appreciation (depreciation)	7,227,746	(12,262,593)
Net Income (loss)	$34,501,813	$(22,924,815)
The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a decrease in the value of WTI Crude Oil during the nine months ended September 30, 2020.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$12,515,603	$17,825,441
NAV end of period	$46,937,986	$8,086,224
Percentage change in NAV	275.0%	(54.6)%
Shares outstanding beginning of period	324,832	824,832
Shares outstanding end of period	1,224,832	274,832
Percentage change in shares outstanding	277.1%	(66.7)%
Shares created	4,400,000	800,000
Shares redeemed	3,500,000	1,350,000
Per share NAV beginning of period	$38.53	$21.61
Per share NAV end of period	$38.32	$29.42
Percentage change in per share NAV	(0.5)%	36.1%
Percentage change in benchmark	(28.5)%	(24.2)%
Benchmark annualized volatility	53.5%	35.2%
During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 324,832 outstanding Shares at December 31, 2019 to 1,224,832 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 824,832 outstanding Shares at December 31, 2018 to 274,832 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.5% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 36.1% for the nine months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s decline of 28.5% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 24.2% for the nine months ended September 30, 2019, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(358,912)	$35,859
Management fee	207,544	61,451
Brokerage commission	177,159	36,500
Non-recurring fees and expenses	345	—
Net realized gain (loss)	(20,587,724)	14,701,140
Change in net unrealized appreciation (depreciation)	9,530,109	(10,071,485)
Net Income (loss)	$(11,416,527)	$4,665,514
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a greater decrease in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2020.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$120,581,173	$154,120,159
NAV end of period	$68,577,533	$135,920,188
Percentage change in NAV	(43.1)%	(11.8)%
Shares outstanding beginning of period	4,500,000	6,350,000
Shares outstanding end of period	2,800,000	4,850,000
Percentage change in shares outstanding	(37.8)%	(23.6)%
Shares created	1,350,000	450,000
Shares redeemed	3,050,000	1,950,000
Per share NAV beginning of period	$26.80	$24.27
Per share NAV end of period	$24.49	$28.02
Percentage change in per share NAV	(8.6)%	15.5%
Percentage change in benchmark	4.5%	(4.9)%
Benchmark annualized volatility	7.9%	5.4%
During the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,500,000 outstanding Shares at December 31, 2019 to 2,800,000 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,350,000 outstanding Shares at December 31, 2018 to 4,850,000 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.6% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 15.5% for the nine months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 4.5% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 4.9% for the nine months ended September 30, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(154,217)	$1,277,408
Management fee	638,218	991,761
Non-recurring fees and expenses	2,622	—
Net realized gain (loss)	(8,749,752)	14,642,452
Change in net unrealized appreciation (depreciation)	3,446,359	4,192,561
Net Income (loss)	$(5,457,610)	$20,112,421
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2020.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$21,047,560	$18,098,997
NAV end of period	$27,139,981	$22,453,523
Percentage change in NAV	28.9%	24.1%
Shares outstanding beginning of period	396,977	246,978
Shares outstanding end of period	846,977	396,977
Percentage change in shares outstanding	113.4%	60.7%
Shares created	1,100,000	550,000
Shares redeemed	650,000	400,001
Per share NAV beginning of period	$53.02	$73.28
Per share NAV end of period	$32.04	$56.56
Percentage change in per share NAV	(39.6)%	(22.8)%
Percentage change in benchmark	3.6%	14.2%
Benchmark annualized volatility	22.6%	12.0%
On December 20, 2018, the Trust announced that the ProShares UltraShort Gold Fund would change its benchmark to the Bloomberg Gold Subindex (ticker: BCOMGC). The ProShares UltraShort Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares UltraShort Gold Fund was the LBMA Gold Price PM.
During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 396,977 outstanding Shares at December 31, 2019 to 846,977 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 246,978 outstanding Shares at December 31, 2018 to 396,977 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 39.6% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 22.8% for the nine months ended September 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 3.6% for the nine months ended September 30, 2020, as compared to the benchmark’s rise of 14.2% for the nine months ended September 30, 2019, can be attributed to a lesser increase in the value of gold futures contracts during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(73,179)	$153,734
Management fee	129,451	137,269
Brokerage commission	5,743	4,025
Non-recurring fees and expenses	499	—
Net realized gain (loss)	(12,041,690)	(6,541,972)
Change in net unrealized appreciation (depreciation)	2,727,104	2,226,057
Net Income (loss)	$(9,387,765)	$(4,162,181)
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a lesser increase in the value of the futures prices, in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2020.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$13,834,163	$11,768,863
NAV end of period	$51,055,675	$15,441,093
Percentage change in NAV	269.1%	31.2%
Shares outstanding beginning of period	516,976	316,976
Shares outstanding end of period	5,266,976	516,976
Percentage change in shares outstanding	918.8%	63.1%
Shares created	12,100,000	850,000
Shares redeemed	7,350,000	650,000
Per share NAV beginning of period	$26.76	$37.13
Per share NAV end of period	$9.69	$29.87
Percentage change in per share NAV	(63.8)%	(19.6)%
Percentage change in benchmark	27.4%	8.5%
Benchmark annualized volatility	48.6%	20.5%
During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 516,976 outstanding Shares at December 31, 2019 to 5,266,976 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 316,976 outstanding Shares at December 31, 2018 to 516,976 outstanding Shares at September 30, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.

For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 63.8% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 19.6% for the nine months ended September 30, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 27.4% for the nine months ended September 30, 2020, as compared to the benchmark’s rise of 8.5% for the nine months ended September 30, 2019, can be attributed to a greater increase in the value of the silver futures contracts during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(122,284)	$114,402
Management fee	147,262	109,073
Brokerage commission	16,460	6,070
Non-recurring fees and expenses	321	—
Net realized gain (loss)	(18,932,319)	(6,438,122)
Change in net unrealized appreciation (depreciation)	12,566,119	3,749,759
Net Income (loss)	$(6,488,484)	$(2,573,961)
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a greater increase in the value of futures prices during the nine months ended September 30, 2020.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$38,132,320	$55,363,675
NAV end of period	$24,780,763	$41,046,700
Percentage change in NAV	(35.0)%	(25.9)%
Shares outstanding beginning of period	499,290	749,290
Shares outstanding end of period	349,290	549,290
Percentage change in shares outstanding	(30.0)%	(26.7)%
Shares created	100,000	450,000
Shares redeemed	250,000	650,000
Per share NAV beginning of period	$76.37	$73.89
Per share NAV end of period	$70.95	$74.73
Percentage change in per share NAV	(7.1)%	1.1%
Percentage change in benchmark	3.0%	1.4%
Benchmark annualized volatility	10.2%	6.1%
During the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 499,290 outstanding Shares at December 31, 2019 to 349,290 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 749,290 outstanding Shares at December 31, 2018 to 549,290 outstanding Shares at September 30, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.1% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV increase of 1.1% for the nine months ended September 30, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 3.0% for the nine months ended September 30, 2020, as compared to the benchmark’s rise of 1.4% for the nine months ended September 30, 2019, can be attributed to a greater increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(73,411)	$480,654
Management fee	209,105	352,973
Non-recurring fees and expenses	717	—
Net realized gain (loss)	(1,847,423)	(3,122,442)
Change in net unrealized appreciation (depreciation)	(429,087)	3,500,784
Net Income (loss)	$(2,349,921)	$858,996
The Fund’s net income decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a greater increase in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2020.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$45,986,584	$56,299,121
NAV end of period	$101,957,520	$44,933,064
Percentage change in NAV	121.7%	(20.2)%
Shares outstanding beginning of period	2,162,403	2,112,403
Shares outstanding end of period	2,487,403	1,912,403
Percentage change in shares outstanding	15.0%	(9.5)%
Shares created	2,250,000	1,125,000
Shares redeemed	1,925,000	1,325,000
Per share NAV beginning of period	$21.27	$26.65
Per share NAV end of period	$40.99	$23.50
Percentage change in per share NAV	92.8%	(11.8)%
Percentage change in benchmark	94.3%	(11.1)%
Benchmark annualized volatility	63.0%	26.5%
During the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 2,162,403 outstanding Shares at December 31, 2019 to 2,487,403 outstanding Shares at September 30, 2020. By comparison, during the nine months ended September 30, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,112,403 outstanding Shares at December 31, 2018 to 1,912,403 outstanding Shares at September 30, 2019.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 92.8% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 11.8% for the nine months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.
The benchmark’s rise of 94.3% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 11.1% for the nine months ended September 30, 2019, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(290,253)	$412,369
Management fee	391,147	279,430
Brokerage commission	51,973	25,466
Net realized gain (loss)	21,708,785	(5,577,665)
Change in net unrealized appreciation (depreciation)	5,421,417	(1,775,307)
Net Income (loss)	$26,839,949	$(6,940,603)
The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in the value of the futures prices during the nine months ended September 30, 2020.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV beginning of period	$279,792,503	$149,547,115
NAV end of period	$279,272,297	$299,409,882
Percentage change in NAV	(0.2)%	100.2%
Shares outstanding beginning of period	22,751,317	3,876,317
Shares outstanding end of period	13,601,317	15,601,317
Percentage change in shares outstanding	(40.2)%	302.5%
Shares created	17,325,000	21,000,000
Shares redeemed	26,475,000	9,275,000
Per share NAV beginning of period	$12.30	$38.58
Per share NAV end of period	$20.53	$19.19
Percentage change in per share NAV	67.0%	(50.3)%
Percentage change in benchmark	68.5%	(49.9)%
Benchmark annualized volatility	112.9%	63.5%
During the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 22,751,317 outstanding Shares at December 31, 2019 to 13,601,317 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,876,317 outstanding Shares at December 31, 2018 to 15,601,317 outstanding Shares at September 30 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the nine months ended September 30, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 67.0% for the nine months ended September 30, 2020, as compared to the Fund’s per Share NAV decrease of 50.3% for the nine months ended September 30, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2020.

The benchmark’s rise of 68.5% for the nine months ended September 30, 2020, as compared to the benchmark’s decline of 49.9% for the nine months ended September 30, 2019, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income (loss)	$(1,057,822)	$1,816,725
Management fee	1,584,861	1,409,677
Brokerage commission	311,826	179,790
Net realized gain (loss)	249,771,936	(82,115,151)
Change in net unrealized appreciation (depreciation)	16,589,740	(19,655,136)
Net Income (loss)	$265,303,854	$(99,953,562)
The Fund’s net income increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in the value of the futures prices during the nine months ended September 30, 2020.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2020 and 2019, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of September 30, 2020 and 2019, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2020	15	$1.17	125,000	$(2,200,406)

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2019	135	$1.10	125,000	$(18,499,219)
The September 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of September 30, 2020 and 2019, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2020	2,972	$30.38	1,000	$(90,274,500)
VIX Futures (Cboe)	Short	November 2020	2,335	32.88	1,000	(76,763,125)

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2019	5,281	$17.13	1,000	$(90,437,125)
VIX Futures (Cboe)	Short	November 2019	4,321	18.28	1,000	(78,966,275)
The September 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of September 30, 2020 and 2019, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Subindex
SM
and Bloomberg WTI Crude Oil Subundex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2020	19,296	$40.47	1,000	$780,909,120
WTI Crude Oil (NYMEX)	Long	June 2021	18,635	42.28	1,000	787,887,800
WTI Crude Oil (NYMEX)	Long	December 2021	18,385	43.12	1,000	792,761,200

Swap Agreements as of September 30, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Subindex	Societe Generale	Long	$35.2114	$30,255,607

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2019	1,604	$54.07	1,000	$86,728,280

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$79.7080	$152,283,160
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	79.7080	107,443,164
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	79.7080	104,526,285
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	79.7080	56,716,541
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	79.7080	106,240,027
The September 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2020 and 2019 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of September 30, 2020 and 2019, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2020	7,854	$2.53	10,000	$198,470,580

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2019	2,130	$2.33	10,000	$49,629,000
The September 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of September 30, 2020 and 2019, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/20	3,440,921	1.1835	$4,072,330
Euro	UBS AG	Long	10/09/20	6,830,302	1.1845	8,090,716
Euro	UBS AG	Short	10/09/20	(2,760,000)	1.1801	(3,257,049)

Foreign Currency Forward Contracts as of September 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/19	5,436,377	1.1015	$5,988,277
Euro	UBS AG	Long	10/04/19	4,424,633	1.1013	4,872,767
Euro	UBS AG	Short	10/04/19	(154,921)	1.0989	(170,246)
The September 30, 2020 and 2019 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of September 30, 2020 and 2019 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2020	1,114	$1,895.50	100	$211,158,700

Swap Agreements as of September 30, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$211.1862	$116,941,808
Bloomberg Gold Subindex	Goldman Sachs International	Long	211.1862	101,056,679
Bloomberg Gold Subindex	UBS AG	Long	211.1862	121,650,344

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2019	464	$1,472.90	100	$68,342,560

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$169.6744	$58,722,600
Bloomberg Gold Subindex	Goldman Sachs International	Long	169.6744	42,918,686
Bloomberg Gold Subindex	UBS AG	Long	169.6744	48,702,760
The September 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2020 and 2019 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of September 30, 2020 and 2019 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2020	3,288	$23.49	5,000	$386,241,359

Swap Agreements as of September 30, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$215.9803	$257,181,535
Bloomberg Silver Subindex	Goldman Sachs International	Long	215.9803	223,086,085
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	215.9803	205,360,117
Bloomberg Silver Subindex	UBS AG	Long	215.9803	169,907,857

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2019	935	$17.00	5,000	$79,465,650

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$162.7366	$148,647,493
Bloomberg Silver Subindex	Goldman Sachs International	Long	162.7366	84,687,175
Bloomberg Silver Subindex	UBS AG	Long	162.7366	119,278,311

The September 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2020 and 2019 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of September 30, 2020 and 2019, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2020	34,258	$30.38	1,000	$1,040,586,750
VIX Futures (Cboe)	Long	November 2020	26,919	32.88	1,000	884,962,125

Swap Agreements as of September 30, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$25.0468	$38,626,764

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2019	26,799	$17.13	1,000	$458,932,875
VIX Futures (Cboe)	Long	November 2019	21,928	18.28	1,000	400,734,200

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$23.3316	$35,981,673
The September 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2020 and 2019 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
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
As of September 30, 2020 and 2019, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/20	332,532,517	0.009418	$3,131,929
Yen	UBS AG	Long	10/09/20	278,602,756	0.009425	2,625,726
Yen	UBS AG	Short	10/09/20	(2,680,000)	0.009488	(25,429)

Foreign Currency Forward Contracts as of September 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/19	325,804,302	0.009294	$3,027,949
Yen	UBS AG	Long	10/04/19	303,292,846	0.009297	2,819,631
Yen	UBS AG	Short	10/04/19	(10,295,792)	0.009267	(95,409)
The September 30, 2020 and 2019 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Australian Dollar:
As of September 30, 2020 and 2019, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2020	145	$71.63	1,000	$(10,386,350)

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2019	268	$67.66	1,000	$(18,138,240)
The September 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of September 30, 2020 and 2019, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Subindex
SM
and Bloomberg WTI Crude Oil Subundex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2020	1,314	$40.47	1,000	$(53,177,580)
WTI Crude Oil (NYMEX)	Short	June 2021	1,269	42.28	1,000	(53,653,320)
WTI Crude Oil (NYMEX)	Short	December 2021	1,252	43.12	1,000	(53,986,240)

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2019	630	$54.07	1,000	$(34,064,100)

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$79.7080	$(53,195,027)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	79.7080	(29,730,396)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	79.7080	(27,375,112)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	79.7080	(8,125,464)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	79.7080	(32,567,716)
The September 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. September 30, 2020 and 2019 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of September 30, 2020 and 2019, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2020	3,715	$2.53	10,000	$(93,878,050)

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2019	694	$2.33	10,000	$(16,170,200)
The September 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of September 30, 2020 and 2019, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/20	3,698,000	1.1727	$4,336,534
Euro	UBS AG	Long	10/09/20	6,700,000	1.1787	7,897,485
Euro	Goldman Sachs International	Short	10/09/20	(41,689,263)	1.1835	(49,339,242)
Euro	UBS AG	Short	10/09/20	(85,627,199)	1.1818	(101,193,803)

Foreign Currency Forward Contracts as of September 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	10/04/19	9,230,205	1.1077	$10,224,496
Euro	Goldman Sachs International	Short	10/04/19	(115,700,269)	1.1015	(127,446,161)
Euro	UBS AG	Short	10/04/19	(142,819,935)	1.1008	(157,218,004)
The September 30, 2020 and 2019 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of September 30, 2020 and 2019 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2020	111	$1,895.50	100	$(21,040,050)

Swap Agreements as of September 30, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$211.1862	$(10,138,690)
Bloomberg Gold Subindex	Goldman Sachs International	Short	211.1862	(8,325,763)
Bloomberg Gold Subindex	UBS AG	Short	211.1862	(14,773,987)

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2019	131	$1,472.90	100	$(19,294,990)

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$169.6744	$(13,544,988)
Bloomberg Gold Subindex	Goldman Sachs International	Short	169.6744	(6,689,210)
Bloomberg Gold Subindex	UBS AG	Short	169.6744	(5,438,600)
The September 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2020 and 2019 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of September 30, 2020 and 2019 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2020	296	$23.49	5,000	$(34,771,120)

Swap Agreements as of September 30, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$215.9803	$(26,820,589)
Bloomberg Silver Subindex	Goldman Sachs International	Short	215.9803	(22,073,190)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	215.9803	(4,366,690)
Bloomberg Silver Subindex	UBS AG	Short	215.9803	(14,081,291)

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2019	172	$17.00	5,000	$(14,618,280)

Swap Agreements as of September 30, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$162.7366	$(5,463,022)
Bloomberg Silver Subindex	Goldman Sachs International	Short	162.7366	(5,692,366)
Bloomberg Silver Subindex	UBS AG	Short	162.7366	(5,063,730)
The September 30, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2020 and 2019 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of September 30, 2020 and 2019, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/20	23,643,000	0.009483	$224,207
Yen	UBS AG	Long	10/09/20	223,810,000	0.009506	2,127,624
Yen	Goldman Sachs International	Short	10/09/20	(2,032,728,165)	0.009418	(19,145,073)
Yen	UBS AG	Short	10/09/20	(3,439,162,875)	0.009426	(32,416,476)

Foreign Currency Forward Contracts as of September 30, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	10/04/19	313,469,141	0.009314	$2,919,786
Yen	Goldman Sachs International	Short	10/04/19	(4,504,005,190)	0.009294	(41,859,172)
Yen	UBS AG	Short	10/04/19	(4,679,302,619)	0.009293	(43,484,070)
The September 30, 2020 and 2019 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares VIX
Mid-Term
Futures ETF
As of September 30, 2020 and 2019, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2021	652	$29.88	1,000	$19,478,500
VIX Futures (Cboe)	Long	February 2021	1,165	29.40	1,000	34,251,000
VIX Futures (Cboe)	Long	March 2021	1,165	28.93	1,000	33,697,625
VIX Futures (Cboe)	Long	April 2021	512	28.38	1,000	14,528,000

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2020	432	$18.83	1,000	$8,132,400
VIX Futures (Cboe)	Long	February 2020	786	19.08	1,000	14,992,950
VIX Futures (Cboe)	Long	March 2020	786	19.08	1,000	14,992,950
VIX Futures (Cboe)	Long	April 2020	354	19.23	1,000	6,805,650
The September 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of September 30, 2020 and 2019, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2020	4,979	$30.38	1,000	$151,237,125
VIX Futures (Cboe)	Long	November 2020	3,912	32.88	1,000	128,607,000

Futures Positions as of September 30, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2019	9,333	$17.13	1,000	$159,827,625
VIX Futures (Cboe)	Long	November 2019	7,636	18.28	1,000	139,547,900

The September 30, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
Qualitative Disclosure
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
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
Natural or environmental disasters or public health crisis, such as the
COVID-19
pandemic and hurricanes, could result in sudden and large fluctuations in the supply of and demand for crude oil. For example, contemporaneous with the onset of the
COVID-19
pandemic in the U.S., crude oil markets experienced shocks to supply of and demand for crude oil, which dramatically impacted the price of crude oil and futures contracts on crude oil and caused extreme volatility in the crude oil markets and crude oil futures markets.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.

Title of Securities Registered	Amount Registered as of September 30, 2020		Shares Sold For the Three Months Ended September 30, 2020	Sale Price of Shares Sold For the Three Months Ended September 30, 2020	Shares Sold For the Nine Months Ended September 30, 2020 **	Sale Price of Shares Sold For the Nine Months Ended September 30, 2020 **
ProShares Short Euro
Common Units of Beneficial Interest	$205,213,786		—	$—	—	$—
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$3,978,471,529		—	$—	25,850,000	$914,411,669
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$3,143,142,520		21,500,000	$659,253,641	109,662,000	$3,612,784,316
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$803,276,043		4,350,000	$139,174,605	5,835,000	$193,426,833
ProShares Ultra Euro
Common Units of Beneficial Interest	$187,459,743		100,000	$1,470,669	200,000	$2,838,707
ProShares Ultra Gold
Common Units of Beneficial Interest	$661,608,941		1,700,000	$120,448,172	3,150,000	$204,437,233
ProShares Ultra Silver
Common Units of Beneficial Interest	$1,143,829,159		8,050,000	$383,530,355	10,300,000	$439,990,085
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$5,048,274,293		42,800,000	$1,066,976,088	77,550,000	$2,276,625,957
ProShares Ultra Yen
Common Units of Beneficial Interest	$201,792,144		—	$—	—	$—
ProShares UltraPro 3x Crude Oil ETF
Common Units of Beneficial Interest	$—	*	$—	$—	184,600,000	$414,019,676
ProShares UltraPro 3x Short Crude Oil ETF
Common Units of Beneficial Interest	$—	*	$—	$—	2,850,000	$59,484,110
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$159,935,804		—	$—	—	$—

Title of Securities Registered	Amount Registered as of September 30, 2020	Shares Sold For the Three Months Ended September 30, 2020	Sale Price of Shares Sold For the Three Months Ended September 30, 2020	Shares Sold For the Nine Months Ended September 30, 2020 **	Sale Price of Shares Sold For the Nine Months Ended September 30, 2020 **
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$1,352,453,752	4,300,000	$69,006,205	26,650,000	$737,435,154
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$492,269,188	3,200,000	$130,455,301	4,400,000	$198,730,524
ProShares UltraShort Euro
Common Units of Beneficial Interest	$498,427,546	1,000,000	$24,186,298	1,350,000	$34,244,548
ProShares UltraShort Gold
Common Units of Beneficial Interest	$239,195,660	750,000	$23,162,997	1,100,000	$38,594,844
ProShares UltraShort Silver
Common Units of Beneficial Interest	$749,520,872	11,300,000	$102,544,682	12,100,000	$122,851,884
ProShares UltraShort Yen
Common Units of Beneficial Interest	$494,648,731	—	$—	100,000	$7,806,745
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$357,349,234	1,150,000	$45,600,053	2,250,000	$85,866,144
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,022,176,263	6,650,000	$156,332,956	17,325,000	$342,792,630

Total Trust:		106,850,000	$2,922,142,022	485,272,000	$9,686,341,059

*	The liquidated funds’ shares were de-registered prior to March 31, 2020.
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

Date: November 9, 2020

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer

Date: November 9, 2020