Form 10-K
period 2020-12-31
ProShares Trust II
filed 2021-02-19
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 001-34200

PROSHARES TRUST II
(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o ProShare Capital Management LLC
7501 Wisconsin Avenue, Suite 1000
Bethesda, Maryland 20814
(Address of principal executive offices) (Zip Code)
(240) 497-6400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
ProShares Short Euro	EUFX	NYSE Arca
ProShares Short VIX Short-Term Futures ETF	SVXY	Cboe BZX Exchange
ProShares Ultra Bloomberg Crude Oil	UCO	NYSE Arca
ProShares Ultra Bloomberg Natural Gas	BOIL	NYSE Arca
ProShares Ultra Euro	ULE	NYSE Arca
ProShares Ultra Gold	UGL	NYSE Arca
ProShares Ultra Silver	AGQ	NYSE Arca
ProShares Ultra VIX Short-Term Futures ETF	UVXY	Cboe BZX Exchange
ProShares Ultra Yen	YCL	NYSE Arca
ProShares UltraShort Australian Dollar	CROC	NYSE Arca
ProShares UltraShort Bloomberg Crude Oil	SCO	NYSE Arca
ProShares UltraShort Bloomberg Natural Gas	KOLD	NYSE Arca
ProShares UltraShort Euro	EUO	NYSE Arca
ProShares UltraShort Gold	GLL	NYSE Arca
ProShares UltraShort Silver	ZSL	NYSE Arca
ProShares UltraShort Yen	YCS	NYSE Arca
ProShares VIX Mid-Term Futures ETF	VIXM	Cboe BZX Exchange
ProShares VIX Short-Term Futures ETF	VIXY	Cboe BZX Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No
As of December 31, 2020, the registrant had 130,367,767 shares of common stock, $0 par value per share, outstanding.
The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2020 and the number of outstanding units for each Fund as of February 11, 2021 are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2020	Number of Outstanding Units as of February 11, 2021
ProShares Short Euro	$2,286,467	100,000
ProShares Short VIX Short-Term Futures ETF	509,811,853	11,234,307
ProShares Ultra Bloomberg Crude Oil	1,508,661,459	21,210,774
ProShares Ultra Bloomberg Natural Gas	50,599,783	4,787,527
ProShares Ultra Euro	4,067,686	300,000
ProShares Ultra Gold	165,689,050	4,050,000
ProShares Ultra Silver	249,671,968	14,296,526
ProShares Ultra VIX Short-Term Futures ETF	992,156,607	244,530,912
ProShares Ultra Yen	2,764,355	49,970
ProShares UltraShort Australian Dollar	5,614,042	50,000
ProShares UltraShort Bloomberg Crude Oil	117,821,898	11,489,884
ProShares UltraShort Bloomberg Natural Gas	28,552,210	2,124,832
ProShares UltraShort Euro	78,848,965	2,300,000
ProShares UltraShort Gold	15,851,043	846,977
ProShares UltraShort Silver	10,145,625	7,566,976
ProShares UltraShort Yen	29,787,034	399,290
ProShares VIX Mid-Term Futures ETF	59,085,470	2,112,403
ProShares VIX Short-Term Futures ETF	221,343,175	31,701,317

DOCUMENTS INCORPORATED BY REFERENCE:
None.
THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I.

Item 1.	Business.
Summary
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2020, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.
On March 15, 2020 ProShare Capital Management LLC announced that it planned to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD), together the “liquidated funds”. The last day the liquidated funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidation were sent to shareholders on or about April 3, 2020 (the “Distribution Date”). From March 30, 2020 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on April 3, 2020.
On April 3, 2020, the Trust announced a
1-for-25
reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Crude Oil (ticker symbol: UCO) and a
1-for-10
reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Natural Gas (ticker symbol: BOIL). The reverse splits were effective prior to market open on April 21, 2020, when the funds began trading at their post-split price. The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding and resulted in a proportionate increase in the price per share and per share information of these funds. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse splits.
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
Each Geared Fund seeks investment results for a single day only, not for any other period. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ in amount and possibly even direction from
-0.5x,
-1x,
-2x,
1.5x, or 2x, of the return of the benchmark to which such Fund is benchmarked for that period. Volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.
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
ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares Ultra Silver, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, and ProShares Ultra Bloomberg Natural Gas are benchmarked to indexes designed to track the performance of commodity futures contracts, as applicable. The daily performance of these Indexes and the corresponding Funds will likely be very different in amount and possibly even direction from the daily performance of the price of the related physical commodities.
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
per-Share
market price that varies depending on, among other factors, the trading price of the Shares of each Fund on its applicable listing exchange, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.
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
ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil
: The Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The Bloomberg Commodity Balanced WTI Crude Oil Index
SM
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
SM
and its
Sub-Indexes
Overview of the Bloomberg Family of Indices
Bloomberg Commodity Balanced WTI Crude Oil Index
SM
ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil are designed to correspond, before fees and expenses, to two times the inverse
(-2x)
or two times (2x), respectively, of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
, a
sub-index
of the Bloomberg Commodity Index. The Bloomberg Commodity Balanced WTI Crude Oil Index
SM
is intended to track the performance of 3 separate contract schedules for WTI Crude Oil futures. One third of the Benchmark follows a monthly roll schedule two months beyond the nearby contract. The second third of the Benchmark follows a June annual roll schedule, while the remaining third follows a December annual roll schedule. The Benchmark weights are equally reset semi-annually in the months of March and September on close of the first business day. The weighting of the futures contracts included in the Benchmark is not linked to the “spot” price of WTI crude oil. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form
10-K.
Bloomberg Natural Gas Subindex
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

Information about the Index Licensor
“
Bloomberg
®
”, “Bloomberg Commodity Index
SM
”, “Bloomberg Commodity Balanced WTI Crude Oil Index
SM
”, “Bloomberg Natural Gas Subindex
SM
”, “Bloomberg Gold Subindex
SM
” and “Bloomberg Silver Subindex
SM
” are service marks of Bloomberg Finance L.P. and its affiliates, including Bloomberg Index Services Limited (“BISL”), the administrator of the indices (collectively, “Bloomberg”) and have been licensed for use for certain purposes by ProShares Trust II (“Licensee”).
The Products are not sponsored, endorsed, sold or promoted by Bloomberg. Bloomberg does not make any representation or warranty, express or implied, to the owners of or counterparties to the Product(s) or any member of the public regarding the advisability of investing in securities or commodities generally or in the Product(s) particularly. The only relationship of Bloomberg to the Licensee is the licensing of certain trademarks, trade names and service marks and of the Bloomberg Commodity Index
SM
, the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
and the Bloomberg Silver Subindex
SM
, which are determined, composed and calculated by BISL without regard to the Licensee or the Product(s). Bloomberg has no obligation to take the needs of the Licensee or the owners of the Product(s) into consideration in determining, composing or calculating the Bloomberg Commodity Index
SM
, the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
S
M
or the Bloomberg Silver Subindex
SM
. Bloomberg is not responsible for and has not participated in the determination of the timing of, prices at, or quantities of the Product(s) to be issued or in the determination or calculation of the equation by which the Product(s) are to be converted into cash. Bloomberg shall not have any obligation or liability, including, without limitation, to Products customers, in connection with the administration, marketing or trading of the Product(s).
This Annual Report on Form 10-K relates only to Products and does not relate to the exchange-traded physical commodities underlying any of the Bloomberg Commodity Index
SM
, the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
or the Bloomberg Silver Subindex
SM
components. Purchasers of the Products should not conclude that the inclusion of a futures contract in the Bloomberg Commodity Index
SM
, the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
or the Bloomberg Silver Subindex
SM
is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by Bloomberg. The information in this Annual Report on Form 10-K regarding the Bloomberg Commodity Index
SM
, the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
and the Bloomberg Silver Subindex
SM
components has been derived solely from publicly available documents. Bloomberg has not made any due diligence inquiries with respect to the Bloomberg Commodity Index
SM
, the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
or the Bloomberg Silver Subindex
SM
components in connection with Products. Bloomberg makes no representation that these publicly available documents or any other publicly available information regarding the Bloomberg Commodity Index
SM
, the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
, the Bloomberg Natural Gas Subindex
SM
, the Bloomberg Gold Subindex
SM
or the Bloomberg Silver Subindex
S
M
components, including without limitation a description of factors that affect the prices of such components, are accurate or complete.
BLOOMBERG DOES NOT GUARANTEE THE ACCURACY AND/OR THE COMPLETENESS OF THE BLOOMBERG COMMODITY INDEX
SM
, THE BLOOMBERG COMMODITY BALANCED WTI CRUDE OIL INDEX
SM
, THE BLOOMBERG NATURAL GAS SUBINDEX
SM
, THE BLOOMBERG GOLD SUBINDEX
SM
OR THE BLOOMBERG SILVER SUBINDEX
SM
OR ANY DATA RELATED THERETO AND SHALL HAVE NO LIABILITY FOR ANY ERRORS, OMISSIONS OR INTERRUPTIONS THEREIN. BLOOMBERG DOES NOT MAKE ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE LICENSEE, OWNERS OF THE PRODUCT(S) OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE BLOOMBERG COMMODITY INDEX
SM
, THE BLOOMBERG COMMODITY BALANCED WTI CRUDE OIL INDEX
SM
, THE BLOOMBERG NATURAL GAS SUBINDEX
SM
, THE BLOOMBERG GOLD SUBINDEX
SM
OR THE BLOOMBERG SILVER SUBINDEX
SM
OR ANY DATA RELATED THERETO. BLOOMBERG DOES NOT MAKE ANY EXPRESS OR IMPLIED WARRANTIES AND EXPRESSLY DISCLAIMS ALL WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE BLOOMBERG COMMODITY INDEX
SM
, THE BLOOMBERG COMMODITY BALANCED WTI CRUDE OIL INDEX
SM
, THE BLOOMBERG NATURAL GAS SUBINDEX
SM
, THE BLOOMBERG GOLD SUBINDEX
SM
OR THE BLOOMBERG SILVER SUBINDEX
SM
OR ANY DATA RELATED THERETO. WITHOUT LIMITING ANY OF THE FOREGOING, TO THE MAXIMUM EXTENT ALLOWED BY LAW, BLOOMBERG, ITS LICENSORS, AND ITS AND THEIR RESPECTIVE EMPLOYEES, CONTRACTORS, AGENTS, SUPPLIERS, AND VENDORS SHALL HAVE NO LIABILITY OR RESPONSIBILITY WHATSOEVER FOR ANY INJURY OR DAMAGES —WHETHER DIRECT, INDIRECT, CONSEQUENTIAL, INCIDENTAL, PUNITIVE OR OTHERWISE —ARISING IN CONNECTION WITH THE NAME OF PRODUCT OR NAME OF INDEX OR ANY DATA OR VALUES RELATING THERETO —WHETHER ARISING FROM THEIR NEGLIGENCE OR OTHERWISE, EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF.

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
At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2020, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, Spain and the Vatican City.
The European financial markets and the value of the euro have experienced significant volatility, in part related to unemployment, budget deficits and economic downturns. In addition, several member countries of the Economic and Monetary Union (the “EMU”) of the European Union (the “EU”) have experienced credit rating downgrades, rising government debt levels and, for certain EU member countries (including Greece, Spain, Portugal, Ireland and Italy), weaknesses in sovereign debt. Following a referendum in June 2016, the United Kingdom formally exited the EU on January 31, 2020 (known as “Brexit”). During a transition period where the United Kingdom remained subject to EU rules but had no role in the EU law-making
process, the United Kingdom and EU representatives negotiated the precise terms of their future relationship, reaching an agreement on December 24, 2020. On December 31, 2020, the transition period concluded and the terms of the new agreement went into effect on January 1, 2021. The complete impact of the new agreement, as well as the full scope and nature of the consequences of the exit, are not at this time known and are unlikely to be known for a significant period of time, but the future direction of the value of
non-U.S.
currencies or the U.S. dollar and, in turn, affect the value of the Currency Funds. In addition, these uncertainties could increase volatility in the market prices of
non-U.S.
currencies or the U.S. dollar and, in turn, affect the value of the Currency Funds. The effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace and replicate.

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

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected
30-day
volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on December 31, 2020, the VIX was $25.42 and the price of the January 2021 VIX futures contracts expiring on January 16, 2021 was $24.18. In this example, the price of the VIX represented the
30-day
implied, or “spot,” volatility (the volatility expected for the period from December 31, 2020 to January 16, 2021) of the S&P 500 and the March VIX futures contracts represented forward implied volatility (the volatility expected for the period from January 16, 2021 to February 13, 2021 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the
30-day
forward period covered by the VIX futures contract than in the
30-day
spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.
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
The S&P 500
The S&P 500 is an index that measures
large-cap
U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-
mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2020, the S&P 500 included companies with capitalizations between $2.3 billion and $785 billion. The average capitalization of the companies comprising the Index was approximately $43.7 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time,
in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.
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
NEITHER S&P DOW JONES INDICES NOR THIRD PARTY LICENSOR GURANTEES THE ADEQUACY, ACCURACY, TIMELINESS, AND/OR THE COMPLETENESS OF THE S&P 500 VIX
MID-TERM
FUTURES INDEX OR ANY DATA RELATED THERETO OR ANY COMMUNICATION INCLUDING BUT NOT LIMITED TO, ORAL OR WRITTEN COMMUNCATION, (INCLUDING ELECTRONIC COMMUNICATIONS) WITH RESEPECT THERETO. NEITHER S&P DOW JONES INDICES NOR CBOE SHALL BE SUBJECT TO ANY DAMANGES OR LIABILITY FOR ANY ERRORS, OMISSIONS, OR DELAYS THEREIN. S&P DOW JONES INDICES AND CBOE MAKES NO EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES, OF MERCHANTABILITY OR FITNESS FOR A PARCIULAR PRUPOSE OR USE AS TO RESULTS TO BE OBTAINED BY PROSHARES TRUST II, ON BEHALF OF ITS APPLICABLE SERIES, AND PROSHARE CAPITAL MANAGEMENT LLC, OWNERS OF THE FUND, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE S&P 500 VIX SHORT-TERM FUTURES ER MCAP INDEX OR WITH RESPECT TO ANY DATA RELATED THERETO. IN NO EVENT WHATSOEVER SHALL S&P DOW JONES INDICES OR CBOE, BE LIABLE FOR ANY INDEIRECT, SPECIAL, INCIDENTAL, PUNITIVE, OR CONSEQUENTIAL DAMAGES INCLUDING BUT NOT LIMITED TO, LOSS OF PROFITS, TRADING LOSSES, LOST TIME OR GOODWILL, EVEN IF THEY HAVE BEEN ADVISED OF THE POSSIBLITY OF SUCH DAMAGES, WHETHER IN CONTRACT, TORT, STRICT LIABILITY, OR OTHERWISE. THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS BETWEEN S&P DOW JONES INDICES AND PROSHARES TRUST II, ON BEHALF OF ITS APPLICABLE SERIES, OR PROSHARE CAPITAL MANAGEMENT LLC, OTHER THAN THE LICENSORS OF S&P DOW JONES INDICES.
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
10-K.

Creation Procedures
On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” for each Fund means any day on which the NAV of such Fund is determined. Purchase orders must be placed by the cut-off
time shown below or earlier if the Fund’s primary listing exchange, or other exchange material to the valuation or operation of such Fund (an “Exchange” as defined below) closes before the cut-off
time. If a purchase order is received prior to the applicable cut-off
time, the day on which SEI receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off
time, the purchase order date will be the next day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the non-refundable
transaction fee due for the purchase order.
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

Underlying Benchmark	Create/Redeem Cutoff*		NAV Calculation Time
Silver	1:00 p.m. (Eastern Time	)	1:25 p.m. (Eastern Time	)
Gold	1:00 p.m. (Eastern Time	)	1:30 p.m. (Eastern Time	)
S&P 500 VIX Short-Term Futures Index**	2:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)
S&P 500 VIX Mid-Term Futures Index**	2:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)
Bloomberg Commodity Balanced WTI Crude Oil Index SM	2:00 p.m. (Eastern Time	)	2:30 p.m. (Eastern Time	)
Bloomberg Natural Gas Subindex SM	2:00 p.m. (Eastern Time	)	2:30 p.m. (Eastern Time	)
Australian dollar	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)
Euro	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)
Yen	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2020.

**
Effective Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Funds invest from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Please see Note 8 of the Notes to Financial Statements of this Form
10-K
for more information.

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

Fund	NAV Calculation Time
ProShares UltraShort Silver* and ProShares Ultra Silver	1:25 p.m. (Eastern Time)
ProShares UltraShort Gold* and ProShares Ultra Gold	1:30 p.m. (Eastern Time)
ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil	2:30 p.m. (Eastern Time)
ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas	2:30 p.m. (Eastern Time)
ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro	4:00 p.m. (Eastern Time)
ProShares UltraShort Australian Dollar	4:00 p.m. (Eastern Time)
ProShares UltraShort Yen and ProShares Ultra Yen	4:00 p.m. (Eastern Time)
ProShares VIX Short-Term Futures ETF*, ProShares Ultra VIX Short-Term Futures ETF* and
ProShares Short VIX Short-Term Futures ETF*	4:00 p.m. (Eastern Time)
ProShares VIX Mid-Term Futures ETF*	4:00 p.m. (Eastern Time)

*
Effective Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Funds invest from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Please see Note 8 of the Notes to the Financial Statements of this Form
10-K
for more information.

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
The Fund’s primary listing exchange disseminates the IOPV. In addition, the IOPV is published on the Fund’s primary listing exchange’s website and is available through on-
line information services such as Bloomberg Finance L.P. and/or Reuters.
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
RISK FACTOR SUMMARY
Risks Specific to the Geared Funds

•
Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than a single day will likely differ in amount and possibly even direction from the Geared Fund multiple times the benchmark return for the period.

•
Correlation risks specific to the Geared Funds may arise because the Geared Funds seek to rebalance their portfolios daily to keep daily exposure consistent with their investment objectives to achieve a high degree of daily correlation with their applicable underlying benchmarks.

•	The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment within a single day.

•	A number of factors may have a negative impact on the price of commodities, such as oil, gold, silver and gas, and the price of Financial Instruments based on such commodities.

•	Intraday price/performance of Geared Funds will likely differ from the Fund’s stated daily multiple times the performance of its Benchmark for such day.
Risks Specific to the Currency Funds, Precious Metals Funds, Natural Gas Funds, and Oil Funds

•
The Currency Funds are subject to a number of risks impacting the value of
non-U.S.
currencies and the value of Financial Instruments based on such currencies. For example, European financial markets and the value of the euro have experienced significant volatility, in part related to unemployment, budget deficits and economic downturns. In addition, the euro could be abandoned in the future by countries that have already adopted its use.

•
The Precious Metals Funds do not hold gold or silver bullion. Rather, the Precious Metals Funds use Financial Instruments to gain exposure to gold and silver bullion. Using Financial Instruments to obtain exposure to gold or silver bullion may cause tracking error and subject the Precious Metals Funds to the effects of contango and backwardation.

•
The Natural Gas Funds are linked to an index comprised of natural gas futures contracts, and are not directly linked to the “spot” price of natural gas. Natural Gas futures contracts may perform very differently from the spot price of natural gas.

•
The Oil Funds are linked to an index comprised of crude oil futures contracts, and are not directly linked to the “spot” price of crude oil. Oil futures contracts may perform very differently from the spot price of crude oil.

•
In April 2020, the market for crude oil futures contracts experienced a period of “extraordinary contango” (the spot price for a commodity is significantly lower than the price of the futures contract in that commodity) that resulted in a negative price in the May 2020 WTI crude oil futures contract. If all or a significant portion of the futures contracts held by the Oil Funds at a future date were to reach a negative price, investors in any such Fund could lose their entire investment.

Risks Specific to the VIX Funds

•	The VIX Funds are benchmarked to a VIX Futures Index. They are not benchmarked to the VIX or actual realized volatility of the S&P 500.

•	VIX futures contracts can be highly volatile and the Funds may experience sudden and large losses when buying, selling or holding such instruments.

•
The level of the VIX has historically reverted to a long-term mean level and is subject to sudden and unexpected reversions to its mean. Accordingly, investors should not expect the VIX Funds to retain any appreciation in value over extended periods of time.

Risks Related to All Funds

•
There is no guarantee that a Fund will achieve its investment objective or that the returns of a Fund will correlate to the returns of its index times its stated multiple. There may be circumstances that could prevent a Fund from being operated in a manner consistent with its investment objective and principal investment strategies.

•
The assets that the Funds invest in can be highly volatile and the Funds may experience large losses when buying, selling or holding such instruments; you can lose of your investment within a single day.

•
Each Fund seeks to achieve its investment objective even during periods when the performance of the Fund’s benchmark is flat of when the benchmark is moving in a manner that may cause the value of the Fund to decline.

•
The value of the Shares of the Funds relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by that Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in such Fund’s Shares.

•	Margin requirements and position limits applicable to futures contracts and swaps may limit a Fund’s ability to achieve sufficient exposure and prevent a Fund from achieving its investment objective.

•	Possible illiquid markets may cause or exacerbate losses; the large size of the positions the Funds may acquire increases these risks.

•	The Funds may be subject to significant and sustained losses from rolling futures positions.

•	It may not be possible to gain exposure to the benchmarks using exchange-traded Financial Instruments in the future.

•	Fees are charged regardless of a Fund’s returns and may result in depletion of assets.

•
For the Funds linked to a benchmark, changes implemented by the benchmark provider that affect the composition and valuation of the benchmark could adversely affect the value of Fund Shares and an investment in a Fund Shares.

•	The particular benchmark used by a Fund may underperform other asset classes and may underperform other indices or benchmarks based upon the same underlying Reference Asset.

•	The Funds may be subject to counterparty risks.

•
Historical correlation trends between Fund benchmarks and other asset classes may not continue or may reverse, limiting or eliminating any potential diversification or other benefit from owning a Fund.

•	The lack of active trading markets for any of the Shares of the Funds may result in losses on investors’ investments at the time of disposition of such Shares.

•	A Fund may change its investment objective, benchmark or strategies and may liquidate at a time that is disadvantageous to shareholders.

•	Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

•	The NAV per Share may not correspond to the market price per Share.

•	Investors may be adversely affected by an overstatement or understatement of a Fund’s NAV due to the valuation method employed or errors in the NAV calculation.

•
Purchases of a Fund’s creation units may be suspended if the Fund issues all of its currently remaining registered shares – this may have a negative impact on the trading price and liquidity of Fund shares

•	Regulatory and exchange position limits or accountability levels may restrict the creation of Creation Units and have a negative impact on operation of the Trust.

•	The number of underlying components included in a Fund’s benchmark may impact volatility, which could adversely affect an investment in the Shares.

•	The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

•
Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

•	The applicable Exchange may halt trading in the Shares of a Fund which would adversely impact investors’ ability to sell Shares.

•	Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act.

•	Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

•	The value of the Shares will be adversely affected if the Funds are required to indemnify Wilmington Trust Company (the “Trustee”) and/or the Sponsor.

•	Although the Shares of the Funds are limited liability investments, certain circumstances such as bankruptcy of a Fund will increase a shareholder’s liability.

•	Failure of the FCMs to segregate assets may increase losses in the Funds.

•
A court could potentially conclude that the assets and liabilities of one Fund are not segregated from those of another Fund and may thereby potentially expose assets in a Fund to the liabilities of another Fund.

•	The discontinuance of LIBOR could cause or contribute to market volatility and could affect the market value and/or liquidity of the Funds’ investments.

•	Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

•	Trading on exchanges outside the United States is generally not subject to U.S. regulation and may result in different or diminished investor protections.

•	Competing claims of intellectual property rights may affect the Funds and an investment in the Shares.

•	Shareholders’ tax liability may exceed cash distributions on the Shares.

•
The U.S. Internal Revenue Service (“IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Fund.

•	Shareholders will receive partner information tax returns on Schedule K-1, which could increase the complexity of tax returns.

•	Shareholders of each Fund may recognize significant amounts of ordinary income and short-term capital gain.

•	A Fund could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of Shares.

•	Changes in U.S. federal income tax law could affect an investment in the Shares.

•
The Funds and the Sponsor are subject to extensive legal and regulatory requirements. Regulatory changes or actions, including the implementation of new legislation, may alter the operations and profitability of the Funds.

•	Investors cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Funds.
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

•	The term “Natural Gas Fund” refers to ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas ;

•	The term “Oil Fund” refers to ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil;

•	The term “Precious Metal Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver; and

•	The term “Currency Fund” refers to ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Euro and ProShares Ultra Yen.

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
Each of the Geared Funds is “geared” in the sense that each has an investment objective to correspond, before fees and expenses, to the one-half
inverse (
e.g.
,
-0.5x),
inverse (
e.g.
,
-1x),
an inverse multiple (
e.g.
,
-2x),
or a multiple (
e.g.
, 1.5x, 2x), of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half
inverse (
e.g.
,
-0.5x),
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
Each Ultra or UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of an Ultra Fund with a 1.5x multiple should be approximately one and one-half
times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of a Short Fund is designed to return either one-half
the inverse
(-0.5x)
or the inverse
(-1x)
of the return, that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The daily return of an UltraShort Fund is designed to return two times the inverse
(-2x)
of the return, respectively, that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.
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

These effects are caused by the compounding, which exists in all investments, but has a more significant impact in geared funds. In general, during periods of higher benchmark volatility, compounding will cause an Ultra Fund’s results for periods longer than a single day to be less than two times (2x) (or less than one and one-half
times (1.5x) with respect to the ProShares Ultra VIX Short-Term Futures ETF) the return of the benchmark. Compounding will cause a Short Fund’s results for periods longer than a single day to be less than the inverse
(-1x)
(or less than
one-half
the inverse
(-0.5x)
with respect to the ProShares Short VIX Short-Term Futures ETF) of the return of the benchmark. Additionally, compounding will cause an UltraShort Fund’s results for periods longer than a single day to be less than two times the inverse
(-2x)
of the return of the benchmark, respectively. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), an Ultra Fund’s returns over longer periods can be higher than two times (2x) (or higher than one and one-half
times (1.5x) with respect to the ProShares Ultra VIX Short-Term Futures ETF) the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. Similar effects exist for the Short Funds and UltraShort Funds and the significance of these effects may be even greater with such inverse or inverse leveraged funds.
The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year
performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year
period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure
(-0.5x,
-1x,
-2x,
1.5x, or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the fund’s performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 73%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

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
The historical five year average volatility of the benchmarks utilized by the Funds ranges from 7.05% to 77.10%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2020
S&P 500 VIX Short-Term Futures Index	SPVXSP	77.10%
S&P 500 VIX Mid-Term Futures Index	SPVXMPID	36.41%
Bloomberg Commodity Balanced WTI Crude Oil Index SM	BCBCLI	36.42%
Bloomberg Natural Gas Subindex SM	BCOMNG	42.53%
Bloomberg Gold Subindex SM	BCOMGC	14.64%
Bloomberg Silver Subindex SM	BCOMSI	27.79%
The US dollar price of the euro	USDEUR	7.05%
The US dollar price of the Japanese yen	USDJPY	8.65%
The US dollar price of the Australian dollar	USDAUD	9.52%
The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year
period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure
(-0.5x,
-1x,
-2x,
1.5x, or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than that shown. The tables below show examples in which a Geared Fund has an investment objective to correspond, before fees and expenses, to one-half
the inverse
(-0.5x),
the inverse
(-1),
two times the inverse
(-2x),
two times (2x), one and
one-half
times (1.5x) the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the tables below show, with a benchmark volatility of 40%, such a fund would return 3.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (
i.e.
, return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (
i.e.
, return less than) the benchmark performance times the multiple stated as the daily fund objective.
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
Correlation Risks Specific to the Geared Funds.
In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or overexposed to the benchmarks may prevent such Geared Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closures, large movements of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Geared Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Other things being equal, more significant movement in the value of its benchmark up or down will require more significant adjustments to a Fund’s portfolio. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (
i.e.
,
-0.5x,
-1x,
-2x,
1.5x, or 2x, as applicable) at the end of each day, and the likelihood of being materially under- or overexposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCMs, and may vary by FCM.
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

Intraday Price Performance Risk.
Each Geared Fund is typically rebalanced at or about the time of its NAV calculation time (which may be other than at the close of the U.S. equity markets). As such, the intraday position of the Geared Fund will generally be different from the Geared Fund’s stated daily investment objective (
i.e.
,
-0.5x,
-1x,
-2x,
1.5x, or 2x). Intraday price performance of the Geared Funds will likely differ from the Fund’s stated daily multiple times the performance of the Benchmark for such day.
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
The benchmark used by each Oil Fund, the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(the “Oil Index”), is intended to reflect the performance of crude oil as measured by the price of West Texas Intermediate (“WTI”), sweet light crude oil futures contracts traded on the New York Mercantile Exchange (the “NYMEX”). The Oil Funds are not directly linked to the “spot” price of crude oil. The price of a futures contract reflects the expected value of the commodity upon delivery in the future, whereas the spot price of a commodity reflects the immediate delivery values of the commodity. While prices of futures contracts and other derivatives contracts on crude oil are related to the prices of an underlying cash market (i.e., the “spot” market), they may not be well correlated and have typically performed very differently from, and commonly underperform, the spot price of crude oil due to a variety of factors including the current (and future) expectations of storage costs, geopolitical risks, interest charges incurred to finance the purchase of the commodity, and expectations concerning supply and demand for the commodity. It is possible that during certain time periods derivatives contract prices may not be correlated to spot market prices and may be substantially lower or higher than spot market prices for oil due to differences in derivatives contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the spot or derivatives markets. As a result, the Oil Funds may underperform a similar investment that is linked to the “spot” price of crude oil.

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
An FCM may compute margin requirements multiple times per day. When a Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or initial margin, they involve a high degree of leverage. A Fund with open positions is subject to maintenance or variation margin on its open positions. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the FCM. If the margin call is not met within a reasonable time, the FCM may close out a Fund’s position. If a Fund has insufficient cash to meet daily variation margin requirements, it might need to sell Financial Instruments at a time when such sales are disadvantageous. Futures markets are highly volatile and the use of or exposure to futures contracts may increase volatility of a Fund’s NAV.
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
Financial markets, including the Financial Instruments used by a Fund, may be subject to unusual trading activity, volatility, and potential fraud and/or manipulation by third parties.
Financial markets, including the Financial Instruments in which the Funds invest can be highly volatile and the Funds may experience sudden and large movements in price. Unusual trading activity that is unrelated to economic fundamentals, including activity that is considered market fraud and/or manipulation or excessive speculation, can lead to unusual movements in the prices of a commodity, currency, or security, which, in turn, may increase the price volatility of such commodity, currency, or security and the risk of investing in such instrument during periods of unusual market volatility. Market fraud and/or manipulation and other fraudulent trading practices (such as the intentional dissemination of false or misleading information (e.g., false rumors)) can, among other things, lead to disruption of the orderly functioning of markets, lead to significant market volatility and cause the value of a Fund and/or the Financial Instruments held by a Fund to fluctuate quickly and without warning. Such fluctuations could be significant and could be temporary or last for longer periods of time. High volatility may have an adverse impact on the performance of the Funds. The widespread demand for a commodity, currency, or security may cause price increases in the commodity, currency, or security, which could result in an increased demand for Shares. The Funds may experience difficulty in registering additional Shares in a timely manner in response to a high demand for Shares. An increase in demand for a commodity, currency, or security also may make it difficult for the Funds to create or redeem Creation Units. An investor in any of the Funds could potentially lose the full principal value of his or her investment within a single day.

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
Counterparty Credit Risk
The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearinghouse in a similar manner as the Funds would for futures contracts. In the case of OTC derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction – typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to OTC derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties or other reasons, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.
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
As of December 31, 2020, the Funds’ approved counterparties for swap agreements and forward contracts are Royal Bank of Canada, Citibank N.A., UBS AG, Goldman Sachs & Co., Goldman Sachs International, Morgan Stanley & Co. International PLC and Societe Generale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form
10-K).
Each Fund’s portfolio holdings identity its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.
More information about Royal Bank of Canada, including its current financial statements, may be found on the SEC’s EDGAR website under CIK No. 0001000275 (for Royal Bank of Canada). More information about Citibank N.A., including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0000036684 (for Citibank N.A.). More information about UBS AG, including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0001114446 (for UBS AG). More information about Goldman Sachs & Co., including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0000042352 (for Goldman Sachs & Co. LLC) More information about Goldman Sachs International, a U.K. broker-dealer and subsidiary of The Goldman Sachs Group, Inc., may also be found on the SEC’s EDGAR website under CIK No. 0000886982 (for The Goldman Sachs Group, Inc.). The Goldman Sachs Group, Inc. consolidates the financial statements of each of its subsidiaries, including Goldman Sachs & Co. and Goldman Sachs International, with its own. More information about Morgan Stanley & Co. International PLC may be found on the SEC’s EDGAR website under CIK No. 0000924186 (for Morgan Stanley & Co. International PLC). More information about Societe Generale, a French public limited company, including its current financial statements as filed with the AMF (the French securities regulator), may be found on Societe Generale’s website. Please note that the references to third-party websites have been provided solely for informational purposes. Neither the Funds nor the Sponsor endorses or is responsible for the content or information contained on any third-party website, including with respect to any financial statements. In addition, neither the Funds nor the Sponsor makes any warranty, express or implied or assumes any legal liability or responsibility for the accuracy, completeness or usefulness of any such information.
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
Although the Shares of the Funds are publicly listed and traded on the applicable Exchange, there can be no guarantee that an active trading market for the Shares of any Fund will develop or be maintained. In this regard, if a Fund is not able to meet the continued listing standards of its primary listing exchange and is delisted, there will not be an active trading market for such Fund’s Shares. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.
A Fund may change its investment objective, benchmark and investment strategies, and/or may terminate, at any time without shareholder approval.
The Sponsor has the authority to change a Fund’s investment objective, benchmark or investment strategy at any time, or to terminate the Trust or a Fund, in each case, without shareholder approval or advance notice, subject to applicable regulatory requirements. Although such changes may be subject to applicable regulatory approvals, the Sponsor may determine to operate a Fund in accordance with its new investment objective, benchmark or investment strategy while the applicable approvals, if any, are pending. Such changes may expose shareholders to losses on their investments in a Fund. When a Fund’s assets are sold as part of the Fund’s termination, the resulting proceeds distributed to shareholders may be less than those that could have been realized in a sale outside of a termination context.
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
The value of a Share may be influenced by
non-concurrent
trading hours between the Exchange and the market in which Financial Instruments (or related Reference Assets, as applicable) held by a Fund are traded. The Shares of each Fund trade on the Exchange from 9:30 a.m. to 4:00 p.m. (Eastern Time). The Financial Instruments (and/or the related Reference Assets, as applicable) held by a particular Fund, however, may have earlier fixing or settlement times. Consequently, liquidity in the Financial Instruments (and/or the related Reference Assets, as applicable) may be reduced after such fixing or settlement time. As a result, during the time when the Exchange is open after the applicable fixing or settlement time of an underlying component, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, may increase the difference between the price of the Shares of a Fund and the NAV of such Shares. Also, during the time when the Exchange is open but the Fund’s NAV has already been determined there could be market developments or other events that cause or exacerbate the difference between the price of the Shares of such Funds in the secondary market and the NAV of such Shares.
The VIX futures contracts in which the VIX Futures Fund invests may be traded throughout the day, up to 4:15 p.m. and including between 4:30 p.m. and 5:00 p.m. (Eastern Time). As a result, during the time when the Exchange is closed for trading, there could be market developments or other events that cause or exacerbate the difference between the price of the Shares of the VIX Futures Fund in the secondary market and the NAV of such Shares.
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
Under normal circumstances, the NAV of a Fund reflects the value of the Financial Instruments held by the Fund, as of the time the NAV is calculated. The NAV of the Funds includes, in part, any unrealized profits or losses on open Financial Instrument positions. In certain circumstances (e.g., if the Sponsor believes market quotations do not accurately reflect fair value of an investment, or a trading halt closes an exchange or market early), the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such position for such day. The fair value of an investment determined by the Sponsor may be different from other value determinations of the same investment. Such fair value prices generally would be determined based on available inputs about the current value of the underlying Reference Assets and would be based on principles that the Sponsor deems fair and equitable. The valuation method or errors in calculation of a Fund’s NAV also may cause the Fund’s NAV to be overstated or understated and may affect the performance of the Fund and the value of an investment in the Shares.
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
Each Fund has received an opinion of counsel that, under current U.S. federal income tax laws, such will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that, inter alia, (i) at least 90 percent of such Fund’s annual gross income will be derived from qualifying income which includes dividends, interest, capital gains from the sale or other disposition of stocks and debt instruments and, in the case of a partnership a principal activity of which is the buying and selling of commodities or certain positions with respect to commodities, income and gains derived from certain swap agreements or regulated futures or forward contracts with respect to commodities, (ii) such Fund is organized and operated in accordance with its governing agreements and applicable law and (iii) such Fund does not elect to be taxed as a corporation for federal income tax purposes. Although the Sponsor anticipates that each Fund has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, such result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to their classification that each Fund is treated as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that a Fund is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, such Fund would be subject to tax on its net income for the year at the 21% corporate tax rate. In addition, although each Fund does not currently intend to make distributions with respect to Shares, any distributions would be taxable to shareholders as dividend income. Taxation of a Fund as a corporation could materially reduce the after-tax
return on an investment in Shares and could substantially reduce the value of the Shares.
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
In November 2019, the SEC issued proposed regulations limiting the purchase and sale of funds like the Geared Funds. Instead of adopting these regulations, in October 2020, the SEC directed its staff to conduct a review of the existing regulatory framework related to the purchase and sale of funds like the Geared Funds. Although it is impossible to predict the outcome of such review, its impact could be adverse to the effect on the Geared Funds.
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
OTC swap agreements submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the CFTC, SEC and/or federal banking regulators. Swap dealers also typically demand the unilateral ability to increase a Fund’s collateral requirements for cleared swap agreements beyond any regulatory and clearinghouse minimums. Such requirements may make it more difficult and costly for investment funds, such as the Funds, to enter into customized transactions. They may also render certain strategies in which a Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If a Fund decides to execute swap agreements through such an exchange or execution facility, the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.
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
In addition, regulations adopted by U.S. federal banking regulators that began to take effect in 2019 will require certain bank- regulated swap dealer counterparties and certain of their affiliates and subsidiaries, including swap dealers, to include in certain financial contracts, including many derivatives contracts, such as swap agreements, terms that delay or restrict the rights of counterparties, such as a Fund, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in the United Kingdom and the European Union that applies to the Funds’ counterparties located in those jurisdictions. It is possible that these new requirements could adversely affect the Funds’ ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements.
Regulatory and exchange accountability levels may restrict the creation of Creation Units and the operation of the Trust.
Many U.S. futures exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Derivatives contract prices could move to a limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of or entry into derivatives positions and potentially subjecting the Fund to substantial losses or periods in which the Fund does not create additional Creation Units.
In addition, the CFTC, U.S. futures exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in futures contracts traded on U.S. and certain non-U.S. exchanges. The CFTC’s rules require that all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates be aggregated for position limit purposes. The CFTC amended these aggregation rules in December 2016.
In connection with these limits, the Dodd-Frank Act amended the Commodity Exchange Act and, as a result, the CFTC has adopted regulations establishing speculative position limits applicable to regulated futures and OTC derivatives and impose aggregate speculative position limits across regulated U.S. futures, OTC positions and certain futures contracts traded on non-U.S. exchanges. The CFTC has sought to amend its position limits rules for several years and on October 15, 2020 the CFTC re-proposed rules on position limits with respect to the 25 physical delivery commodity futures contracts and options on futures, as well as to swaps that are economically equivalent to such contracts and futures and options thereon that are directly or indirectly linked to the price of such contracts or to the same commodity underlying such contracts (e.g., cash-settled look-a-like futures).
Exchanges may establish accountability levels applicable to futures contracts instead of position limits. An accountability level is not a strict limit, but when a person holds or controls a position in excess of a position accountability level, the relevant exchange may convert the accountability level to a limit based on information that it collects from the person as to the person’s investment intentions and strategy as part of the position accountability process and market conditions. In addition, the relevant exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect each of the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Funds were to trade in such contracts. Such an outcome could adversely affect each of the Fund’s ability to pursue its investment objective.
Currently, the Sponsor and the Funds are subject to position limits and accountability levels established by the CFTC and exchanges. Accordingly, the Sponsor and the Funds may be required to reduce the size of outstanding positions or be restricted from entering into new positions that would otherwise be taken for the Fund or not trade in certain markets on behalf of the Fund in order to comply with those limits or any future limits established by the CFTC and the relevant exchanges. These restrictions, if implemented, could limit the ability of each Fund to invest in additional futures contracts, add to existing positions in the desired amount, or create additional Creation Units and could otherwise have a significant negative impact on Fund operations.

In May and June 2020, the Sponsor engaged in discussions with the CME regarding position limits in September 2020 WTI oil futures contracts with respect to the Oil Funds. Any limitation on positions for particular oil futures contracts could limit the Oil Funds’ ability to increase their oil futures contracts to the extent needed to achieve their respective investment objectives and may force the Funds to seek to obtain exposure to economically similar contracts through alternative instruments, if available. This could have a negative impact on the Oil Funds due to potentially increased costs of trading in alternative instruments or the inability to obtain the desired exposure. In May 2020, in response to a notice directing the Oil Funds to not exceed a designated position accountability level in the September 2020 WTI crude oil futures contracts, and to help manage the impact of unprecedented price volatility in the markets for crude oil and crude oil futures contracts and related Financial Instruments, and other market conditions, each Oil Fund repositioned its portfolio in early May to have approximately 2/3 of its portfolio exposed to the September 2020 WTI crude oil futures contract and approximately 1/3 of its portfolio exposed to the December 2020 crude oil futures contract. In July 2020, in anticipation of the Prior Oil Benchmark’s upcoming roll, and in order to help manage the impact of recent extraordinary conditions and volatility in the markets for crude oil and related Financial Instruments, each Oil Fund repositioned its portfolio in early July to have approximately 1/3 of its portfolio exposed to the October 2020 WTI crude oil futures contract, approximately 1/3 of its portfolio exposed to the November 2020 WTI crude oil futures contract, and approximately 1/3 of its portfolio exposed to the December 2020 crude oil futures contract. In August 2020, in anticipation of the Prior Oil Benchmark’s upcoming roll, and in order to help manage the impact of recent extraordinary conditions and volatility in the markets for crude oil and related Financial Instruments, each Oil Fund repositioned its portfolio in early August to have approximately 2/3 of its portfolio exposed to the December 2020 WTI crude oil futures contract, and approximately 1/3 of its portfolio exposed to the June 2021 crude oil futures contract. To the extent an Oil Fund has exposure to a WTI crude oil futures contract not included in its benchmark, the performance of such Oil Fund should not be expected to correspond to two times (2x), or two times the inverse (-2x), as applicable, of the daily performance of its benchmark, and such Fund’s performance could differ significantly from its stated investment objective. Further, when an Oil Fund is exposed to longer-dated futures contracts, the performance of the Fund should be expected to deviate to a greater extent from the “spot” price of WTI crude oil than if the Fund had exposure to a shorter-dated futures contract.
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
A person is generally required by CFTC or exchange rules, as applicable, to aggregate all positions in accounts as to which the person has 10% or greater ownership or control. However, CFTC and exchange rules provide certain exemptions from this requirement. For example, a person is not required to aggregate positions in multiple accounts that it owns or controls if that person is able to satisfy the requirements of an exemption from aggregation of those accounts, including, where available, the independent account controller exemption. Any failure to comply with the independent account controller exemption or another exemption from the aggregation requirement could obligate the Sponsor to aggregate positions in multiple accounts under its control, which could include the Funds and other commodity pools or accounts under the Sponsor’s control. In such a scenario, the Funds may not be able to obtain exposure to one or more Financial Instruments necessary to pursue their investment objectives, or they may be required to liquidate existing futures contract positions in order to comply with a limit. Such an outcome could adversely affect each of the Fund’s ability to pursue its investment objective or achieve favorable performance.
The Funds are currently subject to position limits and accountability levels and may be subject to new or more restrictive position limits or accountability levels in the future. If the Funds reached a position limit or accountability level or became subject to a daily limit, their ability to issue new Creation Units or reinvest income in additional commodity futures contracts may be limited to the extent these restrictions limit its ability to establish new futures positions, add to existing positions, or otherwise transact in futures. Limiting the size of the Funds, or restricting the Funds’ futures trading, under these requirements could adversely affect the Funds’ ability to pursue its investment objective.
The Trust or Sponsor may apply to the CFTC or to the relevant exchanges for relief from certain position limits. If the Trust or Sponsor is unable to obtain such relief, a Fund’s ability to issue new Creation Units, or the Fund’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities cause the Trust to exceed applicable position limits. Limiting the size of a Fund may affect the correlation between the price of the Shares, as traded on an exchange, and the net asset value of the Fund. Accordingly, the inability to create additional Creation Units or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV.

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
The Sponsor and the Trust are named as defendants in the following purported class action lawsuits filed in the United States District Court for the Southern District of New York on the following dates: (i) on January 29, 2019 and captioned
Ford v. ProShares Trust II et al.
; (ii) on February 27, 2019 and captioned
Bittner v. ProShares Trust II, et al.
; and (iii) on March 1, 2019 and captioned
Mareno v. ProShares Trust II, et al
. The allegations in the complaints are substantially the same, namely that the defendants violated Sections 11 and 15 of the 1933 Act, Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act, and Items 303 and 105 of Regulation S-K, 17 C.F.R. §§ 229.303(a)(3)(ii)), 229.105, by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the actions, along with a number of others. The Court consolidated the three actions under the caption
In re ProShares Trust II Securities Litigation
and appointed lead plaintiffs and lead counsel. On January 3, 2020, the Court granted defendants’ motion to dismiss the consolidated class action in its entirety and ordered the case closed. On January 31, 2020, plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. The Trust and Sponsor will continue to vigorously defend against this lawsuit. The Trust and the Sponsor cannot predict the outcome of this action. ProShares Short VIX Short-Term Futures ETF may incur expenses in defending against such claims.
On July 28, 2020, the Sponsor, the Trust and ProShares Ultra Bloomberg Crude Oil (“UCO”), a series of the Trust, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York, captioned
Di Scala v. ProShares Ultra Bloomberg Crude Oil, et al
. The allegations in the complaint claim that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 as well as Items 303 and 105 of Regulation S-K, 17 C.F.R. §§ 229.303(a)(3)(ii)), 229.105, by issuing untrue statements of material fact and omitting material facts in the prospectus for UCO, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the action. The Court has appointed a lead plaintiff and lead counsel. The Court also has entered a scheduling order for filing an amended complaint and motion to dismiss briefing. The Trust and the Sponsor intend to vigorously defend against this lawsuit. The defendants cannot predict the outcome of this lawsuit. Accordingly, no loss contingency has been recorded in the Statement of Financial Condition and the amount of loss, if any, cannot be reasonably estimated at this time. ProShares Ultra Bloomberg Crude Oil may incur expenses in defending against such lawsuit.

Item 4.	Mine Safety Disclosures.
Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)
The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
ProShares Short Euro	June 26, 2012	EUFX	NYSE Arca
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY	Cboe BZX Exchange
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO	NYSE Arca
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL	NYSE Arca
ProShares Ultra Euro	November 25, 2008	ULE	NYSE Arca
ProShares Ultra Gold	December 3, 2008	UGL	NYSE Arca
ProShares Ultra Silver	December 3, 2008	AGQ	NYSE Arca
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY	Cboe BZX Exchange
ProShares Ultra Yen	November 25, 2008	YCL	NYSE Arca
ProShares UltraShort Australian Dollar	July 17, 2012	CROC	NYSE Arca
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO	NYSE Arca
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD	NYSE Arca
ProShares UltraShort Euro	November 25, 2008	EUO	NYSE Arca
ProShares UltraShort Gold	December 3, 2008	GLL	NYSE Arca
ProShares UltraShort Silver	December 3, 2008	ZSL	NYSE Arca
ProShares UltraShort Yen	November 25, 2008	YCS	NYSE Arca
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM	Cboe BZX Exchange
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY	Cboe BZX Exchange
The approximate number of holders of the Shares of each Fund as of December 31, 2020 was as follows:

Fund	Number of Holders
ProShares Short Euro	284
ProShares Short VIX Short-Term Futures ETF	18,230
ProShares Ultra Bloomberg Crude Oil	190,267
ProShares Ultra Bloomberg Natural Gas	8,893
ProShares Ultra Euro	876
ProShares Ultra Gold	13,996
ProShares Ultra Silver	35,938
ProShares Ultra VIX Short-Term Futures ETF	89,226
ProShares Ultra Yen	256
ProShares UltraShort Australian Dollar	352
ProShares UltraShort Bloomberg Crude Oil	13,261
ProShares UltraShort Bloomberg Natural Gas	2,227
ProShares UltraShort Euro	6,020
ProShares UltraShort Gold	2,212
ProShares UltraShort Silver	3,079
ProShares UltraShort Yen	1,363
ProShares VIX Mid-Term Futures ETF	5,390
ProShares VIX Short-Term Futures ETF	32,550
Total Trust:	424,420

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2020. The Funds have no obligation to make periodic distributions to Shareholders.

b)	Not applicable.

Title of Securities Registered	Amount Registered as of December 31, 2020		Shares Sold For the Three Months Ended December 31, 2020	Sale Price of Shares Sold For the Three Months Ended December 31, 2020	Shares Sold For the Year Ended December 31, 2020 *	Sale Price of Shares Sold For the Year Ended December 31, 2020 *
ProShares Short Euro
Common Units of Beneficial Interest	$205,213,786		50,000	$2,158,158	50,000	$2,158,158
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$3,978,471,529		1,200,000	$47,006,284	27,050,000	$961,417,953
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$3,510,785,278		11,150,000	$298,167,194	120,812,000	$3,910,951,510
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$805,639,097		10,850,000	$263,854,683	16,685,000	$457,281,516
ProShares Ultra Euro
Common Units of Beneficial Interest	$188,930,413		50,000	$777,870	250,000	$3,616,577
ProShares Ultra Gold
Common Units of Beneficial Interest	$669,108,699		350,000	$23,524,105	3,500,000	$227,961,338
ProShares Ultra Silver
Common Units of Beneficial Interest	$1,173,264,974		3,200,000	$142,877,572	13,500,000	$582,867,657
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$5,388,427,775		76,500,000	$1,083,367,660	154,050,000	$3,359,993,617
ProShares Ultra Yen
Common Units of Beneficial Interest	$201,792,144		—	$—	—	$—
ProShares UltraPro 3x Crude Oil ETF
Common Units of Beneficial Interest	$—	**	—	$—	184,600,000	$414,019,676
ProShares UltraPro 3x Short Crude Oil ETF
Common Units of Beneficial Interest	$—	**	—	$—	2,850,000	$59,484,110
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$159,935,804		—	$—	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$1,365,702,348		10,850,000	$156,181,703	37,500,000	$893,616,857

Title of Securities Registered	Amount Registered as of December 31, 2020	Shares Sold For the Three Months Ended December 31, 2020	Sale Price of Shares Sold For the Three Months Ended December 31, 2020	Shares Sold For the Year Ended December 31, 2020 *	Sale Price of Shares Sold For the Year Ended December 31, 2020 *
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$577,760,462	1,850,000	$71,740,159	6,250,000	$270,470,683
ProShares UltraShort Euro
Common Units of Beneficial Interest	$517,682,464	150,000	$3,508,807	1,500,000	$37,753,355
ProShares UltraShort Gold
Common Units of Beneficial Interest	$246,880,625	550,000	$17,947,820	1,650,000	$56,542,664
ProShares UltraShort Silver
Common Units of Beneficial Interest	$821,006,255	1,600,000	$12,954,212	13,700,000	$135,806,096
ProShares UltraShort Yen
Common Units of Beneficial Interest	$494,648,731	50,000	$3,431,362	150,000	$11,238,107
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$388,788,698	125,000	$4,788,456	2,375,000	$90,654,600
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,124,376,303	9,000,000	$141,815,008	26,325,000	$484,607,638

Total Trust:		127,525,000	$2,274,101,053	612,797,000	$11,960,442,112

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

**	The liquidated funds’ shares were de-registered prior to March 31, 2020.

c)	From October 1, 2020 through December 31, 2020, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short Euro
10/01/20 to 10/31/20	—	$—
11/01/20 to 11/30/20	—	$—
12/01/20 to 12/31/20	—	$—
ProShares Short VIX Short-Term Futures ETF
10/01/20 to 10/31/20	800,000	$36.25
11/01/20 to 11/30/20	—	$—
12/01/20 to 12/31/20	—	$—
ProShares Ultra Bloomberg Crude Oil
10/01/20 to 10/31/20	6,250,000	$28.66
11/01/20 to 11/30/20	16,750,000	$28.74
12/01/20 to 12/31/20	4,950,000	$34,82
ProShares Ultra Bloomberg Natural Gas
10/01/20 to 10/31/20	1,150,000	$39.17
11/01/20 to 11/30/20	1,300,000	$29.39
12/01/20 to 12/31/20	3,200,000	$21.65
ProShares Ultra Euro
10/01/20 to 10/31/20	—	$—
11/01/20 to 11/30/20	50,000	$14.99
12/01/20 to 12/31/20	—	$—
ProShares Ultra Gold
10/01/20 to 10/31/20	—	$—
11/01/20 to 11/30/20	350,000	$65.09
12/01/20 to 12/31/20	100,000	$66.39
ProShares Ultra Silver
10/01/20 to 10/31/20	1,100,000	$45,59
11/01/20 to 11/30/20	1,400,000	$43,49
12/01/20 to 12/31/20	700,000	$46,83
ProShares Ultra VIX Short-Term Futures ETF
10/01/20 to 10/31/20	10,200,000	$21.41
11/01/20 to 11/30/20	200,000	$12.32
12/01/20 to 12/31/20	3,850,000	$11.92
ProShares Ultra Yen
10/01/20 to 10/31/20	—	$—
11/01/20 to 11/30/20	—	$—
12/01/20 to 12/31/20	—	$—
ProShares UltraShort Australian Dollar
10/01/20 to 10/31/20	—	$—
11/01/20 to 11/30/20	—	$—
12/01/20 to 12/31/20	50,000	$48.04
ProShares UltraShort Bloomberg Crude Oil
10/01/20 to 10/31/20	2,350,000	$17.54
11/01/20 to 11/30/20	2,150,000	$15.17
12/01/20 to 12/31/20	2,850,000	$12.61
ProShares UltraShort Bloomberg Natural Gas
10/01/20 to 10/31/20	600,000	$32.47
11/01/20 to 11/30/20	1,100,000	$38.10
12/01/20 to 12/31/20	850,000	$50.86

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort Euro
10/01/20 to 10/31/20	150,000	$24,80
11/01/20 to 11/30/20	350,000	$24,10
12/01/20 to 12/31/20	100,000	$22,54
ProShares UltraShort Gold
10/01/20 to 10/31/20	350,000	$31.65
11/01/20 to 11/30/20	200,000	$31.34
12/01/20 to 12/31/20	200,000	$33.46
ProShares UltraShort Silver
10/01/20 to 10/31/20	800,000	$8.93
11/01/20 to 11/30/20	1,600,000	$8.54
12/01/20 to 12/31/20	300,000	$8.50
ProShares UltraShort Yen
10/01/20 to 10/31/20	—	$—
11/01/20 to 11/30/20	—	$—
12/01/20 to 12/31/20	50,000	$69,20
ProShares VIX Mid-Term Futures ETF
10/01/20 to 10/31/20	—	$—
11/01/20 to 11/30/20	450,000	$37.12
12/01/20 to 12/31/20	200,000	$36.44
ProShares VIX Short-Term Futures ETF
10/01/20 to 10/31/20	925,000	$22.13
11/01/20 to 11/30/20	—	$—
12/01/20 to 12/31/20	350,000	$14.26

Item 6.	Selected Financial Data.
Financial Highlights for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form
10-K.

PROSHARES SHORT EURO

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$4,195,360	$2,289,155	$8,631,926	$8,041,728	$15,859,440
Total shareholders’ equity at end of period	4,191,955	2,282,195	8,619,686	7,991,880	15,770,088
Net investment income (loss)	(16,777)	176,251	44,457	(37,627)	(122,728)
Net realized and unrealized gain (loss)	(231,621)	1,002,978	583,349	(1,461,940)	553,281
Net income (loss)	(248,398)	1,179,229	627,806	(1,499,567)	430,553
Net increase (decrease) in net asset value per share	(3.72)	2.54	3.14	(5.10)	1.28
PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$410,810,068	$284,649,062	$360,341,566	$816,337,770	$228,630,598
Total shareholders’ equity at end of period	409,371,468	284,437,179	344,596,263	770,163,871	228,075,387
Net investment income (loss)	(5,269,562)	1,162,163	(2,209,355)	(5,373,544)	(5,396,850)
Net realized and unrealized gain (loss)	(74,517,945)	150,375,598	(1,917,289,617)	924,694,573	419,316,869
Net income (loss)	(79,787,507)	151,537,761	(1,919,498,972)	919,321,029	413,920,019
Net increase (decrease) in net asset value per share	(24.20)	23.26	(466.84)	326.74	80.83
PROSHARES ULTRA BLOOMBERG CRUDE OIL
*

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$907,133,181	$310,368,837	$441,765,830	$534,325,767	$962,419,733
Total shareholders’ equity at end of period	902,739,250	309,844,582	368,399,654	524,445,526	933,731,860
Net investment income (loss)	(11,023,311)	3,864,584	3,022,808	(1,379,461)	(6,631,380)
Net realized and unrealized gain (loss)	(548,084,672)	253,585,147	(139,204,737)	35,389,465	225,050,768
Net income (loss)	(559,107,983)	257,449,731	(136,181,929)	34,010,004	218,419,388
Net increase (decrease) in net asset value per share	(472.85)	182.77	(265.16)	8.24	(45.49)

PROSHARES ULTRA BLOOMBERG NATURAL GAS
*

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$181,072,788	$45,196,991	$17,951,294	$67,524,849	$44,767,860
Total shareholders’ equity at end of period	169,800,371	45,160,205	14,617,440	63,268,950	43,203,386
Net investment income (loss)	(939,900)	162,388	96,319	(233,762)	(384,486)
Net realized and unrealized gain (loss)	(44,174,934)	(24,707,604)	3,545,801	(36,107,690)	13,794,133
Net income (loss)	(45,114,834)	(24,545,216)	3,642,120	(36,341,452)	13,409,647
Net increase (decrease) in net asset value per share	(62.97)	(168.86)	(73.56)	(616.03)	13.93

PROSHARES ULTRA EURO

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$4,741,357	$6,209,342	$7,554,617	$9,656,271	$12,500,772
Total shareholders’ equity at end of period	4,737,350	6,204,424	7,544,569	9,591,516	11,914,585
Net investment income (loss)	(27,606)	58,528	30,823	(29,782)	(74,522)
Net realized and unrealized gain (loss)	482,566	(670,417)	(1,269,677)	3,049,926	(1,039,312)
Net income (loss)	454,960	(611,889)	(1,238,854)	3,020,144	(1,113,834)
Net increase (decrease) in net asset value per share	2.00	(1.30)	(2.35)	3.42	(1.49)

PROSHARES ULTRA GOLD

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$263,747,871	$110,810,975	$87,308,381	$93,779,522	$96,632,172
Total shareholders’ equity at end of period	263,540,473	110,726,032	83,523,294	93,708,748	92,127,200
Net investment income (loss)	(1,424,530)	902,937	625,631	(136,329)	(650,951)
Net realized and unrealized gain (loss)	35,098,896	23,404,029	(6,664,992)	19,581,562	3,617,098
Net income (loss)	33,674,366	24,306,966	(6,039,361)	19,445,233	2,966,147
Net increase (decrease) in net asset value per share	18.36	12.09	(2.76)	6.98	3.17

PROSHARES ULTRA SILVER

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$748,159,313	$239,830,381	$202,021,571	$261,786,204	$296,979,700
Total shareholders’ equity at end of period	745,304,028	239,254,842	201,824,376	258,244,696	275,779,940
Net investment income (loss)	(3,174,045)	1,856,270	1,469,179	(409,752)	(2,179,392)
Net realized and unrealized gain (loss)	210,297,620	38,597,244	(52,558,544)	10,949,744	63,914,077
Net income (loss)	207,123,575	40,453,514	(51,089,365)	10,539,992	61,734,685
Net increase (decrease) in net asset value per share	19.01	5.31	(7.16)	0.11	6.38

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$1,380,183,919	$562,277,336	$222,583,868	$394,379,433	$552,972,566
Total shareholders’ equity at end of period	1,356,204,199	527,636,003	214,304,871	394,035,141	515,758,754
Net investment income (loss)	(13,623,881)	95,052	(3,145,671)	(4,896,061)	(8,936,777)
Net realized and unrealized gain (loss)	(634,192,498)	(690,606,892)	455,645,412	(1,047,275,669)	(1,587,220,286)
Net income (loss)	(647,816,379)	(690,511,840)	452,499,741	(1,052,171,730)	(1,596,157,063)
Net increase (decrease) in net asset value per share	(2.00)	(68.79)	29.79	(817.96)	(13,172.38)

PROSHARES ULTRA YEN

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$2,992,042	$5,595,968	$5,756,235	$2,901,405	$5,887,949
Total shareholders’ equity at end of period	2,989,499	5,580,964	5,751,716	2,864,269	5,540,957
Net investment income (loss)	(18,317)	38,514	(983)	(21,882)	(45,847)
Net realized and unrealized gain (loss)	172,866	(129,576)	41,854	260,916	113,155
Net income (loss)	154,549	(91,062)	40,871	239,034	67,308
Net increase (decrease) in net asset value per share	4.00	(1.70)	0.21	1.89	0.68

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$2,234,146	$5,651,054	$11,068,693	$13,766,301	$16,658,768
Total shareholders’ equity at end of period	2,222,639	5,608,612	11,060,333	13,702,102	16,613,473
Net investment income (loss)	(36,668)	80,325	36,746	(46,774)	(145,652)
Net realized and unrealized gain (loss)	(947,340)	97,591	1,534,232	(2,943,227)	(1,183,820)
Net income (loss)	(984,008)	177,916	1,570,978	(2,990,001)	(1,329,472)
Net increase (decrease) in net asset value per share	(11.64)	0.79	9.63	(9.71)	(3.08)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$97,177,574	$129,574,044	$114,514,333	$257,334,914	$213,341,677
Total shareholders’ equity at end of period	96,839,233	125,451,681	114,377,311	225,843,284	200,958,303
Net investment income (loss)	(1,468,178)	709,799	1,038,630	(355,651)	(1,408,964)
Net realized and unrealized gain (loss)	5,461,742	(45,316,202)	16,471,427	(27,449,491)	(90,265,381)
Net income (loss)	3,993,564	(44,606,403)	17,510,057	(27,805,142)	(91,674,345)
Net increase (decrease) in net asset value per share	(0.58)	(17.60)	5.48	(7.39)	(34.90)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$29,147,791	$12,532,289	$22,163,554	$7,009,957	$4,042,309
Total shareholders’ equity at end of period	24,977,745	12,515,603	17,825,441	6,902,743	4,038,794
Net investment income (loss)	(549,591)	29,417	(4,454)	(54,451)	(122,172)
Net realized and unrealized gain (loss)	(272,189)	9,121,181	(2,213,011)	4,146,852	2,578,744
Net income (loss)	(821,780)	9,150,598	(2,217,465)	4,092,401	2,456,572
Net increase (decrease) in net asset value per share	9.06	16.92	(17.87)	16.38	(23.43)

PROSHARES ULTRASHORT EURO

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$54,139,942	$123,046,852	$158,275,753	$209,513,363	$356,811,359
Total shareholders’ equity at end of period	52,953,339	120,581,173	154,120,159	202,548,197	349,392,650
Net investment income (loss)	(287,014)	1,528,830	1,324,494	(396,715)	(2,764,657)
Net realized and unrealized gain (loss)	(9,869,401)	12,993,771	23,822,591	(62,222,928)	19,174,666
Net income (loss)	(10,156,415)	14,522,601	25,147,085	(62,619,643)	16,410,009
Net increase (decrease) in net asset value per share	(4.27)	2.53	3.06	(5.87)	1.54

PROSHARES ULTRASHORT GOLD

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$20,635,430	$22,262,798	$19,105,095	$33,013,345	$63,709,441
Total shareholders’ equity at end of period	20,337,376	21,047,560	18,098,997	31,497,410	63,653,647
Net investment income (loss)	(123,632)	186,714	171,341	(60,865)	(461,423)
Net realized and unrealized gain (loss)	(10,021,367)	(5,733,559)	1,796,398	(11,543,036)	(11,000,717)
Net income (loss)	(10,144,999)	(5,546,845)	1,967,739	(11,603,901)	(11,462,140)
Net increase (decrease) in net asset value per share	(21.59)	(20.26)	2.81	(20.86)	(24.55)

PROSHARES ULTRASHORT SILVER

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$32,195,308	$15,813,405	$13,578,709	$19,713,505	$23,037,206
Total shareholders’ equity at end of period	28,885,775	13,834,163	11,768,863	14,806,259	23,017,656
Net investment income (loss)	(221,656)	131,913	112,472	(36,600)	(255,853)
Net realized and unrealized gain (loss)	(18,232,071)	(4,741,974)	4,905,754	(1,980,408)	(20,928,956)
Net income (loss)	(18,453,727)	(4,610,061)	5,018,226	(2,017,008)	(21,184,809)
Net increase (decrease) in net asset value per share	(19.83)	(10.37)	5.42	(5.60)	(27.27)

PROSHARES ULTRASHORT YEN

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$24,282,486	$38,165,164	$59,214,608	$134,986,033	$277,139,658
Total shareholders’ equity at end of period	23,691,070	38,132,320	55,363,675	131,077,453	276,781,747
Net investment income (loss)	(129,202)	555,474	607,874	(355,974)	(1,609,562)
Net realized and unrealized gain (loss)	(3,281,606)	1,240,842	(2,528,655)	(23,960,625)	8,431,035
Net income (loss)	(3,410,808)	1,796,316	(1,920,781)	(24,316,599)	6,821,473
Net increase (decrease) in net asset value per share	(8.54)	2.48	(1.04)	(5.31)	(7.70)

PROSHARES VIX MID-TERM FUTURES ETF

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$73,050,286	$47,145,739	$57,571,528	$27,429,888	$47,936,506
Total shareholders’ equity at end of period	72,075,095	45,986,584	56,299,121	26,347,948	45,818,914
Net investment income (loss)	(506,172)	493,213	116,328	(81,807)	(294,491)
Net realized and unrealized gain (loss)	16,601,434	(12,266,525)	10,305,853	(26,246,741)	(12,029,971)
Net income (loss)	16,095,262	(11,773,312)	10,422,181	(26,328,548)	(12,324,462)
Net increase (decrease) in net asset value per share	15.46	(5.38)	5.36	(20.85)	(11.82)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total assets	$293,860,130	$292,836,738	$155,107,403	$141,228,210	$174,247,783
Total shareholders’ equity at end of period	293,390,549	279,792,503	149,547,115	137,741,560	174,160,146
Net investment income (loss)	(1,892,962)	2,153,399	366,665	(293,186)	(1,436,647)
Net realized and unrealized gain (loss)	165,111,666	(227,121,451)	112,056,276	(198,310,919)	(194,856,158)
Net income (loss)	163,218,704	(224,968,052)	112,422,941	(198,604,105)	(196,292,805)
Net increase (decrease) in net asset value per share	1.46	(26.28)	15.24	(61.52)	(179.98)

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Each Geared Fund seeks investment results for a single day only, not for any other period. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from
-0.5x,
-1x,
-2x,
1.5x, or 2x of the return of the benchmark to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds, that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.
The Matching VIX Fund seeks results, before fees and expenses, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX
Mid-Term
Futures Index (the
“Mid-Term
VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results, before fees and expenses, that correspond to one-half the inverse, or the inverse multiple of the daily performance of the Short-Term VIX Index. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“Cboe”) Volatility Index (the “VIX”).
ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Crude Oil, and ProShares Ultra Bloomberg Natural Gas are benchmarked to Indices designed to track the performance of commodity futures contracts, as applicable. The daily performance of these Indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2020 and 2019, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2020	Interest Income Year Ended December 31, 2019
ProShares Short Euro	$8,193	$314,021
ProShares Short VIX Short-Term Futures ETF	941,584	5,618,666
ProShares Ultra Bloomberg Crude Oil	1,930,769	7,627,706
ProShares Ultra Bloomberg Natural Gas	206,527	589,183
ProShares Ultra Euro	16,819	121,071
ProShares Ultra Gold	594,847	1,798,692
ProShares Ultra Silver	1,134,396	3,823,565
ProShares Ultra VIX Short-Term Futures ETF	1,707,491	7,903,309
ProShares Ultra Yen	9,427	78,463
ProShares UltraPro 3x Crude Oil ETF *	346,326	2,114,130
ProShares UltraPro 3x Short Crude Oil ETF *	166,789	562,435
ProShares UltraShort Australian Dollar	20,907	159,039
ProShares UltraShort Bloomberg Crude Oil	268,844	1,570,676
ProShares UltraShort Bloomberg Natural Gas	59,046	167,939
ProShares UltraShort Euro	499,520	2,822,207
ProShares UltraShort Gold	67,722	380,158
ProShares UltraShort Silver	52,402	279,294
ProShares UltraShort Yen	139,822	1,007,112
ProShares VIX Mid-Term Futures ETF	214,449	903,643
ProShares VIX Short-Term Futures ETF	1,152,242	4,458,270

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

Off-Balance
Sheet Arrangements and Contractual Obligations
As of February 11, 2021, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended December 31, 2020.
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
Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
For discussion of 2019 results and comparison with 2018 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$2,282,195	$8,619,686
NAV end of period	$4,191,955	$2,282,195
Percentage change in NAV	83.7%	(73.5)%
Shares outstanding beginning of period	50,000	200,000
Shares outstanding end of period	100,000	50,000
Percentage change in shares outstanding	100.0%	(75.0)%
Shares created	50,000	300,000
Shares redeemed	—	450,000
Per share NAV beginning of period	$45.64	$43.10
Per share NAV end of period	$41.92	$45.64
Percentage change in per share NAV	(8.2)%	5.9%
Percentage change in benchmark	8.9%	(2.1)%
Benchmark annualized volatility	7.5%	5.1%
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 50,000 outstanding Shares at December 31, 2019 to 100,000 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 50,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.2% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 5.9% for the year ended December 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 8.9% for the year ended December 31, 2020, as compared to the benchmark’s decline of 2.1% for the year ended December 31, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(16,777)	$176,251
Management fee	24,443	135,292
Brokerage commissions	448	2,478
Non-recurring fees and expenses	79	—
Net realized gain (loss)	(200,965)	973,665
Change in net unrealized appreciation (depreciation)	(30,656)	29,313
Net income (loss)	$(248,398)	$1,179,229
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2020.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$284,437,179	$344,596,263
NAV end of period	$409,371,468	$284,437,179
Percentage change in NAV	43.9%	(17.5)%
Shares outstanding beginning of period	4,334,307	8,134,307
Shares outstanding end of period	9,884,307	4,334,307
Percentage change in shares outstanding	128.0%	(46.7)%
Shares created	27,050,000	1,500,000
Shares redeemed	21,500,000	5,300,000
Per share NAV beginning of period	$65.62	$42.36
Per share NAV end of period	$41.42	$65.62
Percentage change in per share NAV	(36.9)%	54.9%
Percentage change in benchmark	13.2%	(67.8)%
Benchmark annualized volatility	102.6%	60.4%
On Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). As a result, on Monday, October 26, 2020, S&P Dow Jones Indices revised the index methodology for the S&P 500
®
VIX Short-Term Futures Index, the benchmark for ProShares Short VIX Short-Term Futures ETF, to reflect the new settlement time.
As a result of these changes to the settlement time for VIX futures contracts and the Index methodology, on Monday, October 26, 2020 the Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Additional information about the calculation of NAV is included in the Fund’s Prospectus.
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,334,307 outstanding Shares at December 31, 2019 to 9,884,307 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,134,307 outstanding Shares at December 31, 2018 to 4,334,307 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.9% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 54.9% for the year ended December 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.

The benchmark’s rise of 13.2% for the year ended December 31, 2020, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2019, can be attributed to an increase in the value of futures prices during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(5,269,562)	$1,162,163
Management fee	4,469,701	3,333,950
Brokerage commissions	712,651	723,282
Non-recurring fees and expenses	23,391	398,550
Net realized gain (loss)	(72,610,082)	125,641,839
Change in net unrealized appreciation (depreciation)	(1,907,863)	24,733,759
Net income (loss)	$(79,787,507)	$151,537,761
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the value of the futures prices during the year ended December 31, 2020.
ProShares Ultra Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$309,844,582	$368,399,654
NAV end of period	$902,739,250	$309,844,582
Percentage change in NAV	191.4%	(15.9)%
Shares outstanding beginning of period	608,453	1,128,453
Shares outstanding end of period	24,810,774	608,453
Percentage change in shares outstanding	3,977.7%	(46.1)%
Shares created	120,812,000	1,362,000
Shares redeemed	96,609,679	1,882,000
Per share NAV beginning of period	$509.23	$326.46
Per share NAV end of period	$36.38	$509.23
Percentage change in per share NAV	(92.9)%	56.0%
Percentage change in benchmark	(24.1)%	34.4%
Benchmark annualized volatility	80.1%	33.7%
On June 25, 2020, the Trust announced that the ProShares Ultra Bloomberg Crude Oil would change its benchmark. The ProShares Ultra Bloomberg Crude Oil struck its NAV using its new benchmark for the first time on September 17, 2020. The new benchmark for the ProShares Ultra Bloomberg Crude Oil is the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(the “New Benchmark”, ticker: BCBCLI Index). Prior to September 17, 2020, the benchmark for the ProShares Ultra Bloomberg Crude Oil was the Bloomberg WTI Crude Oil Subindex
SM
. The investment objective of Fund is to seek daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the New Benchmark.
The New Benchmark aims to track the performance of three separate contract schedules for WTI Crude Oil futures traded on NYMEX. The contract schedules are equally-weighted in the New Benchmark (1/3 each) at each semi-annual reset in March and September. At each reset date, one-third
of the New Benchmark is designated to follow a monthly roll schedule. Each month this portion of the New Benchmark rolls from the current futures contract (called “Lead” by Bloomberg, and which expires one month out) into the following month’s contract (called “Next” by Bloomberg and which expires two months out). The second portion of the New Benchmark is always designated to be in a June contract, and follows an annual roll schedule in March of each year in which the June contract expiring in the current year is rolled into the June contract expiring the following year. The remaining portion is always designated to be in a December contract, and follows an annual roll schedule in September of each year in which the December contract expiring in the current year is rolled into the December contract expiring the following year. The weighting (i.e., percentage) of each of the three contract schedules included in the New Benchmark fluctuates above or below one third between the semi-annual reset dates due to changing futures prices and the impact of rolling the futures positions. As a result, the weighting of each contract in the New Benchmark will “drift” away from equal weighting. The New Benchmark reflects the cost of rolling the futures contracts included in the New Benchmark, without regard to income earned on cash positions. The New Benchmark is not linked to the “spot” price of WTI crude oil.
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 608,453 outstanding Shares at December 31, 2019 to 24,810,774 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
through September 16, 2020 and the Bloomberg Commodity Balance WTI Crude Oil Index
SM
from September 17, 2020 through December 31, 2020. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,128,453 outstanding Shares at December 31, 2018 to 608,453 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the year ended December 31, 2020, the Fund’s Daily performance had a statistical correlation over 0.92 to 2x of the daily performance of its benchmark. For the year ended December 31, 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 92.9% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 56.0% for the year ended December 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The new benchmark’s decline of 24.1% for the year ended December 31, 2020, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
benchmark’s rise of 34.4% for the year ended December 31, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(11,023,311)	$3,864,584
Management fee	9,256,478	3,612,580
Brokerage commissions	2,144,028	150,542
Non-recurring fees and expenses	61,679	—
Net realized gain (loss)	(688,299,044)	144,188,809
Change in net unrealized appreciation (depreciation)	140,214,372	109,396,338
Net income (loss)	$(559,107,983)	$257,449,731
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2020.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$45,160,205	$14,617,440
NAV end of period	$169,800,371	$45,160,205
Percentage change in NAV	276.0%	208.9%
Shares outstanding beginning of period	537,815	57,815
Shares outstanding end of period	8,087,527	537,815
Percentage change in shares outstanding	1,403.8%	830.2%
Shares created	16,685,000	825,000
Shares redeemed	9,135,288	345,000
Per share NAV beginning of period	$83.97	$252.83
Per share NAV end of period	$21.00	$83.97
Percentage change in per share NAV	(75.0)%	(66.8)%
Percentage change in benchmark	(42.0)%	(37.2)%
Benchmark annualized volatility	52.7%	36.1%
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 537,815 outstanding Shares at December 31, 2019 to 8,087,527 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 57,815 outstanding Shares at December 31, 2018 to 537,815 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 75.0% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 66.8% for the year ended December 31, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s decline of 42.0% for the year ended December 31, 2020, as compared to the benchmark’s decline of 37.2% for the year ended December 31, 2019, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(939,900)	$162,388
Management fee	674,810	297,043
Brokerage commissions	377,630	129,752
Non-recurring fees and expenses	1,545	—
Net realized gain (loss)	(53,326,797)	(32,380,218)
Change in net unrealized appreciation (depreciation)	9,151,863	7,672,614
Net income (loss)	$(45,114,834)	$(24,545,216)
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a greater decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2020.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$6,204,424	$7,544,569
NAV end of period	$4,737,350	$6,204,424
Percentage change in NAV	(23.6)%	(17.8)%
Shares outstanding beginning of period	450,000	500,000
Shares outstanding end of period	300,000	450,000
Percentage change in shares outstanding	(33.3)%	(10.0)%
Shares created	250,000	100,000
Shares redeemed	400,000	150,000
Per share NAV beginning of period	$13.79	$15.09
Per share NAV end of period	$15.79	$13.79
Percentage change in per share NAV	14.5%	(8.6)%
Percentage change in benchmark	8.9%	(2.1)%
Benchmark annualized volatility	7.5%	5.1%
During the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2019 to 300,000 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at December 31, 2018 to 450,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.5% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 8.6% for the year ended December 31, 2019, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 8.9% for the year ended December 31, 2020, as compared to the benchmark’s decline of 2.1% for the year ended December 31, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(27,606)	$58,528
Management fee	44,302	62,543
Non-recurring fees and expenses	123	—
Net realized gain (loss)	504,035	(722,691)
Change in net unrealized appreciation (depreciation)	(21,469)	52,274
Net income (loss)	$454,960	$(611,889)
The Fund’s net income increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2020.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$110,726,032	$83,523,294
NAV end of period	$263,540,473	$110,726,032
Percentage change in NAV	138.0%	32.6%
Shares outstanding beginning of period	2,250,000	2,250,000
Shares outstanding end of period	3,900,000	2,250,000
Percentage change in shares outstanding	73.3%	—%
Shares created	3,500,000	900,000
Shares redeemed	1,850,000	900,000
Per share NAV beginning of period	$49.21	$37.12
Per share NAV end of period	$67.57	$49.21
Percentage change in per share NAV	37.3%	32.6%
Percentage change in benchmark	20.9%	18.0%
Benchmark annualized volatility	21.5%	11.5%
On December 20, 2018, the Trust announced that the ProShares Ultra Gold Fund would change its benchmark to the Bloomberg Gold Subindex (ticker: BCOMGC). The ProShares Ultra Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares Ultra Gold Fund was the LBMA Gold Price PM.
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,250,000 outstanding Shares at December 31, 2019 to 3,900,000 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2018 to December 31, 2019.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 37.3% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 32.6% for the year ended December 31, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 20.9% for the year ended December 31, 2020, as compared to the benchmark’s rise of 18.0% for the year ended December 31, 2019, can be attributed to a greater increase in the value of futures prices during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(1,424,530)	$902,937
Management fee	1,916,092	884,410
Brokerage commissions	39,462	11,345
Non-recurring fees and expenses	4,754	—
Net realized gain (loss)	35,452,046	19,588,339
Change in net unrealized appreciation (depreciation)	(353,150)	3,815,690
Net income (loss)	$33,674,366	$24,306,966
The Fund’s net income increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a greater increase in the value of futures prices during the year ended December 31, 2020.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$239,254,842	$201,824,376
NAV end of period	$745,304,028	$239,254,842
Percentage change in NAV	211.5%	18.5%
Shares outstanding beginning of period	7,546,526	7,646,526
Shares outstanding end of period	14,696,526	7,546,526
Percentage change in shares outstanding	94.7%	(1.3)%
Shares created	13,500,000	2,300,000
Shares redeemed	6,350,000	2,400,000
Per share NAV beginning of period	$31.70	$26.39
Per share NAV end of period	$50.71	$31.70
Percentage change in per share NAV	60.0%	20.1%
Percentage change in benchmark	42.5%	13.9%
Benchmark annualized volatility	46.1%	19.6%
On December 20, 2018, the Trust announced that the ProShares Ultra Silver Fund would change its benchmark to the Bloomberg Silver Subindex (ticker: BCOMSI). The ProShares Ultra Silver Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares Ultra Silver Fund was the London Silver Price.
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 7,546,526 outstanding Shares at December 31, 2019 to 14,696,526 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 7,646,526 outstanding Shares at December 31, 2018 to 7,546,526 outstanding Shares at December 31, 2019.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 60.0% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 20.1% for the year ended December 31, 2019, was primarily due to greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 42.5% for the year ended December 31, 2020, as compared to the benchmark’s rise of 13.9% for the year ended December 31, 2019, can be attributed to a greater increase in the value of futures prices during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(3,174,045)	$1,856,270
Management fee	3,944,697	1,928,478
Brokerage commissions	141,650	38,814
Non-recurring fees and expenses	6,303	—
Net realized gain (loss)	147,215,471	34,374,143
Change in net unrealized appreciation (depreciation)	63,082,149	4,223,101
Net income (loss)	$207,123,575	$40,453,514
The Fund’s net income increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a greater increase in the value of futures prices during the year ended December 31, 2020.

ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$527,636,003	$214,304,871
NAV end of period	$1,356,204,199	$527,636,003
Percentage change in NAV	157.0%	146.2%
Shares outstanding beginning of period	41,630,912	2,630,912
Shares outstanding end of period	127,130,912	41,630,912
Percentage change in shares outstanding	205.4%	1,482.4%
Shares created	154,050,000	83,750,000
Shares redeemed	68,550,000	44,750,000
Per share NAV beginning of period	$12.67	$81.46
Per share NAV end of period	$10.67	$12.67
Percentage change in per share NAV	(15.8)%	(84.4)%
Percentage change in benchmark	13.2%	(67.8)%
Benchmark annualized volatility	102.6%	60.4%
On Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). As a result, on Monday, October 26, 2020, S&P Dow Jones Indices revised the index methodology for the S&P 500
®
VIX Short-Term Futures Index, the benchmark for ProShares Ultra VIX Short-Term Futures ETF, to reflect the new settlement time.
As a result of these changes to the settlement time for VIX futures contracts and the Index methodology, on Monday, October 26, 2020 the Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Additional information about the calculation of NAV is included in the Fund’s Prospectus.
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 41,630,912 outstanding Shares at December 31, 2019 to 127,130,912 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 2,630,912 outstanding Shares at December 31, 2018 to 41,630,912 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.8% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 84.4% for the year ended December 31, 2019, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 13.2% for the year ended December 31, 2020, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2019, can be attributed to an increase in the value of futures prices during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(13,623,881)	$95,052
Management fee	8,835,385	4,819,171
Brokerage commissions	3,620,606	2,936,813
Non-recurring fees and expenses	15,297	27,508
Net realized gain (loss)	(632,242,038)	(612,840,041)
Change in net unrealized appreciation (depreciation)	(1,950,460)	(77,766,851)
Net income (loss)	$(647,816,379)	$(690,511,840)
The Fund’s net income increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the value of the futures prices during the year ended December 31, 2020.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$5,580,964	$5,751,716
NAV end of period	$2,989,499	$5,580,964
Percentage change in NAV	(46.4)%	(3.0)%
Shares outstanding beginning of period	99,970	99,970
Shares outstanding end of period	49,970	99,970
Percentage change in shares outstanding	(50.0)%	—%
Shares created	—	200,000
Shares redeemed	50,000	200,000
Per share NAV beginning of period	$55.83	$57.53
Per share NAV end of period	$59.83	$55.83
Percentage change in per share NAV	7.2%	(3.0)%
Percentage change in benchmark	5.2%	0.9%
Benchmark annualized volatility	9.3%	5.7%
During the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2019 to 49,970 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2018 to December 31, 2019.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.2% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 3.0% for the year ended December 31, 2019, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 5.2% for the year ended December 31, 2020, as compared to the benchmark’s rise of 0.9% for the year ended December 31, 2019, can be attributed to a greater increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(18,317)	$38,514
Management fee	27,655	39,949
Non-recurring fees and expenses	89	—
Net realized gain (loss)	95,324	57,990
Change in net unrealized appreciation (depreciation)	77,542	(187,566)
Net income (loss)	$154,549	$(91,062)
The Fund’s net income increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a greater increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2020.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$5,608,612	$11,060,333
NAV end of period	$2,222,639	$5,608,612
Percentage change in NAV	(60.4)%	(49.3)%
Shares outstanding beginning of period	100,000	200,000
Shares outstanding end of period	50,000	100,000
Percentage change in shares outstanding	(50.0)%	(50.0)%
Shares created	—	50,000
Shares redeemed	50,000	150,000
Per share NAV beginning of period	$56.09	$55.30
Per share NAV end of period	$44.45	$56.09
Percentage change in per share NAV	(20.8)%	1.4%
Percentage change in benchmark	9.9%	(0.4)%
Benchmark annualized volatility	12.1%	6.9%
During the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,000 outstanding Shares at December 31, 2019 to 50,000 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,000 outstanding Shares at December 31, 2018 to 100,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was partially offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.8% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 1.4% for the year ended December 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 9.9% for the year ended December 31, 2020, as compared to the benchmark’s decline of 0.4% for the year ended December 31, 2019, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(36,668)	$80,325
Management fee	52,950	72,858
Brokerage commissions	4,429	5,856
Non-recurring fees and expenses	196	—
Net realized gain (loss)	(1,032,184)	833,199
Change in net unrealized appreciation (depreciation)	84,844	(735,608)
Net income (loss)	$(984,008)	$177,916
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2020.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$125,451,681	$114,377,311
NAV end of period	$96,839,233	$125,451,681
Percentage change in NAV	(22.8)%	9.7%
Shares outstanding beginning of period	10,289,884	3,839,884
Shares outstanding end of period	8,339,884	10,289,884
Percentage change in shares outstanding	(19.0)%	168.0%
Shares created	37,500,000	25,950,000
Shares redeemed	39,450,000	19,500,000
Per share NAV beginning of period	$12.19	$29.79
Per share NAV end of period	$11.61	$12.19
Percentage change in per share NAV	(4.8)%	(59.1)%
Percentage change in benchmark	(24.1)%	34.4%
Benchmark annualized volatility	80.1%	33.7%
On June 25, 2020, the Trust announced that the ProShares UltraShort Bloomberg Crude Oil would change its benchmark. The ProShares UltraShort Bloomberg Crude Oil struck its NAV using its new benchmark for the first time on September 17, 2020. The new benchmark for the ProShares UltraShort Bloomberg Crude Oil is the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(ticker: BCBCLI Index). Prior to September 17, 2020, the benchmark for the ProShares UltraShort Bloomberg Crude Oil was the Bloomberg WTI Crude Oil Subindex
SM
. The investment objective of Fund is to seek daily investment results, before fees and expenses, that correspond to two times (2x) of the inverse of the daily performance of the New Benchmark.
The New Benchmark aims to track the performance of three separate contract schedules for WTI Crude Oil futures traded on NYMEX. The contract schedules are equally-weighted in the New Benchmark (1/3 each) at each semi-annual reset in March and September. At each reset date, one-third
of the New Benchmark is designated to follow a monthly roll schedule. Each month this portion of the New Benchmark rolls from the current futures contract (called “Lead” by Bloomberg, and which expires one month out) into the following month’s contract (called “Next” by Bloomberg and which expires two months out). The second portion of the New Benchmark is always designated to be in a June contract, and follows an annual roll schedule in March of each year in which the June contract expiring in the current year is rolled into the June contract expiring the following year. The remaining portion is always designated to be in a December contract, and follows an annual roll schedule in September of each year in which the December contract expiring in the current year is rolled into the December contract expiring the following year. The weighting (i.e., percentage) of each of the three contract schedules included in the New Benchmark fluctuates above or below one third between the semi-annual reset dates due to changing futures prices and the impact of rolling the futures positions. As a result, the weighting of each contract in the New Benchmark will “drift” away from equal weighting. The New Benchmark reflects the cost of rolling the futures contracts included in the New Benchmark, without regard to income earned on cash positions. The New Benchmark is not linked to the “spot” price of WTI crude oil.
During the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,289,884 outstanding Shares at December 31, 2019 to 8,339,884 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
S
M
through September 16, 2020 and the Bloomberg Commodity Balance WTI Crude Oil Index
S
M
from September 17, 2020 through December 31, 2020. By comparison, during the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,839,884 outstanding Shares at December 31, 2018 to 10,289,884 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the year ended December 31, 2020, the Fund’s daily performance had a statistical correlation over 0.92 to 2x of the inverse of the daily performance of its benchmark. For the year ended December 31, 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.8% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 59.1% for the year ended December 31, 2019, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.

The new benchmark’s decline of 24.1% for the year ended December 31, 2020, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
benchmark’s rise of 34.4% for the year ended December 31, 2019, can be attributed to a decrease in the value of WTI Crude Oil during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(1,468,178)	$709,799
Management fee	1,021,787	769,401
Brokerage commissions	548,380	91,476
Non-recurring fees and expenses	5,243	—
Net realized gain (loss)	12,949,097	(14,247,456)
Change in net unrealized appreciation (depreciation)	(7,487,355)	(31,068,746)
Net income (loss)	$3,993,564	$(44,606,403)
The Fund’s net income increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2020.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$12,515,603	$17,825,441
NAV end of period	$24,977,745	$12,515,603
Percentage change in NAV	99.6%	(29.8)%
Shares outstanding beginning of period	324,832	824,832
Shares outstanding end of period	524,832	324,832
Percentage change in shares outstanding	61.6%	(60.6)%
Shares created	6,250,000	1,200,000
Shares redeemed	6,050,000	1,700,000
Per share NAV beginning of period	$38.53	$21.61
Per share NAV end of period	$47.59	$38.53
Percentage change in per share NAV	23.5%	78.3%
Percentage change in benchmark	(42.0)%	(37.2)%
Benchmark annualized volatility	52.7%	36.1%
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 324,832 outstanding Shares at December 31, 2019 to 524,832 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 824,832 outstanding Shares at December 31, 2018 to 324,832 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.5% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 78.3% for the year ended December 31, 2019, was primarily due to lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s decline of 42.0% for the year ended December 31, 2020, as compared to the benchmark’s decline of 37.2% for the year ended December 31, 2019, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(549,591)	$29,417
Management fee	308,058	83,978
Brokerage commissions	250,422	54,544
Non-recurring fees and expenses	485	—
Net realized gain (loss)	20,854	19,286,567
Change in net unrealized appreciation (depreciation)	(293,043)	(10,165,386)
Net income (loss)	$(821,780)	$9,150,598
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a greater decrease in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2020.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$120,581,173	$154,120,159
NAV end of period	$52,953,339	$120,581,173
Percentage change in NAV	(56.1)%	(21.8)%
Shares outstanding beginning of period	4,500,000	6,350,000
Shares outstanding end of period	2,350,000	4,500,000
Percentage change in shares outstanding	(47.8)%	(29.1)%
Shares created	1,500,000	1,050,000
Shares redeemed	3,650,000	2,900,000
Per share NAV beginning of period	$26.80	$24.27
Per share NAV end of period	$22.53	$26.80
Percentage change in per share NAV	(15.9)%	10.4%
Percentage change in benchmark	8.9%	(2.1)%
Benchmark annualized volatility	7.5%	5.1%
During the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,500,000 outstanding Shares at December 31, 2019 to 2,350,000 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,350,000 outstanding Shares at December 31, 2018 to 4,500,000 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.9% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 10.4% for the year ended December 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 8.9% for the year ended December 31, 2020, as compared to the benchmark’s decline of 2.1% for the year ended December 31, 2019, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(287,014)	$1,528,830
Management fee	783,692	1,293,377
Non-recurring fees and expenses	2,842	—
Net realized gain (loss)	(10,979,339)	13,747,208
Change in net unrealized appreciation (depreciation)	1,109,938	(753,437)
Net income (loss)	$(10,156,415)	$14,522,601
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2020.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$21,047,560	$18,098,997
NAV end of period	$20,337,376	$21,047,560
Percentage change in NAV	(3.4)%	16.3%
Shares outstanding beginning of period	396,977	246,978
Shares outstanding end of period	646,977	396,977
Percentage change in shares outstanding	63.0%	60.7%
Shares created	1,650,000	600,000
Shares redeemed	1,400,000	450,001
Per share NAV beginning of period	$53.02	$73.28
Per share NAV end of period	$31.43	$53.02
Percentage change in per share NAV	(40.7)%	(27.6)%
Percentage change in benchmark	20.9%	18.0%
Benchmark annualized volatility	21.5%	11.5%
On December 20, 2018, the Trust announced that the ProShares UltraShort Gold Fund would change its benchmark to the Bloomberg Gold Subindex (ticker: BCOMGC). The ProShares UltraShort Gold Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares UltraShort Gold Fund was the LBMA Gold Price PM.
During the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 396,977 outstanding Shares at December 31, 2019 to 646,977 outstanding Shares at December 31, 2020. By comparison, during the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 246,978 outstanding Shares at December 31, 2018 to 396,977 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 40.7% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 27.6% for the year ended December 31, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 20.9% for the year ended December 31, 2020, as compared to the benchmark’s rise of 18.0% for the year ended December 31, 2019, can be attributed to a greater increase in the value of the futures prices during the year ended December 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(123,632)	$186,714
Management fee	177,762	188,089
Brokerage commissions	7,882	5,355
Non-recurring fees and expenses	580	—
Net realized gain (loss)	(11,119,478)	(5,192,568)
Change in net unrealized appreciation (depreciation)	1,098,111	(540,991)
Net income (loss)	$(10,144,999)	$(5,546,845)
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a greater increase in the value of futures prices during the year ended December 31, 2020.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$13,834,163	$11,768,863
NAV end of period	$28,885,775	$13,834,163
Percentage change in NAV	108.8%	17.5%
Shares outstanding beginning of period	516,976	316,976
Shares outstanding end of period	4,166,976	516,976
Percentage change in shares outstanding	706.0%	63.1%
Shares created	13,700,000	1,000,000
Shares redeemed	10,050,000	800,000
Per share NAV beginning of period	$26.76	$37.13
Per share NAV end of period	$6.93	$26.76
Percentage change in per share NAV	(74.1)%	(27.9)%
Percentage change in benchmark	42.5%	13.9%
Benchmark annualized volatility	46.1%	19.6%
On December 20, 2018, the Trust announced that the ProShares UltraShort Silver Fund would change its benchmark to the Bloomberg Silver Subindex (ticker: BCOMSI). The ProShares UltraShort Silver Fund struck its NAV using its new benchmark for the first time on January 7, 2019. Previously, the benchmark for the ProShares UltraShort Silver Fund was the London Silver Price.
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 516,976 outstanding Shares at December 31, 2019 to 4,166,976 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 316,976 outstanding Shares at December 31, 2018 to 516,976 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 74.1% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 27.9% for the year ended December 31, 2019, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 42.5% for the year ended December 31, 2020, as compared to the benchmark’s rise of 13.9% for the year ended December 31, 2019, can be attributed to a greater increase in the value of futures prices during the year ended December 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(221,656)	$131,913
Management fee	237,140	139,668
Brokerage commissions	22,323	7,713
Non-recurring fees and expenses	454	—
Net realized gain (loss)	(16,849,815)	(4,544,543)
Change in net unrealized appreciation (depreciation)	(1,382,256)	(197,432)
Net income (loss)	$(18,453,727)	$(4,610,062)
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a greater increase in the value of futures prices during the year ended December 31, 2020.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$38,132,320	$55,363,675
NAV end of period	$23,691,070	$38,132,320
Percentage change in NAV	(37.9)%	(31.1)%
Shares outstanding beginning of period	499,290	749,290
Shares outstanding end of period	349,290	499,290
Percentage change in shares outstanding	(30.0)%	(33.4)%
Shares created	150,000	450,000
Shares redeemed	300,000	700,000
Per share NAV beginning of period	$76.37	$73.89
Per share NAV end of period	$67.83	$76.37
Percentage change in per share NAV	(11.2)%	3.4%
Percentage change in benchmark	5.2%	0.9%
Benchmark annualized volatility	9.3%	5.7%
During the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 499,290 outstanding Shares at December 31, 2019 to 349,290 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from a decrease from 749,290 outstanding Shares at December 31, 2018 to 499,290 outstanding Shares at December 31, 2019. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.2% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV increase of 3.4% for the year ended December 31, 2019, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 5.2% for the year ended December 31, 2020, as compared to the benchmark’s rise of 0.9% for the year ended December 31, 2019, can be attributed to a greater increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(129,202)	$555,474
Management fee	268,213	451,638
Non-recurring fees and expenses	811	—
Net realized gain (loss)	(2,619,441)	(1,979,679)
Change in net unrealized appreciation (depreciation)	(662,165)	3,220,521
Net income (loss)	$(3,410,808)	$1,796,316
The Fund’s net income decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a greater increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2020.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$45,986,584	$56,299,121
NAV end of period	$72,075,095	$45,986,584
Percentage change in NAV	56.7%	(18.3)%
Shares outstanding beginning of period	2,162,403	2,112,403
Shares outstanding end of period	1,962,403	2,162,403
Percentage change in shares outstanding	(9.2)%	2.4%
Shares created	2,375,000	1,400,000
Shares redeemed	2,575,000	1,350,000
Per share NAV beginning of period	$21.27	$26.65
Per share NAV end of period	$36.73	$21.27
Percentage change in per share NAV	72.7%	(20.2)%
Percentage change in benchmark	74.7%	(19.3)%
Benchmark annualized volatility	56.3%	25.3%
On Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). As a result, on Monday, October 26, 2020, S&P Dow Jones Indices revised the index methodology for the S&P 500
®
VIX Short-Term Futures Index, the benchmark for ProShares VIX
Mid-Term
Futures ETF, to reflect the new settlement time.
As a result of these changes to the settlement time for VIX futures contracts and the Index methodology, on Monday, October 26, 2020 the Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Additional information about the calculation of NAV is included in the Fund’s Prospectus.
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,162,403 outstanding Shares at December 31, 2019 to 1,962,403 outstanding Shares at December 31, 2020. By comparison, during the year ended December 31, 2019, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,112,403 outstanding Shares at December 31, 2018 to 2,162,403 outstanding Shares at December 31, 2019.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 72.7% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 20.2% for the year ended December 31, 2019, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2020.
The benchmark’s rise of 74.7% for the year ended December 31, 2020, as compared to the benchmark’s decline of 19.3% for the year ended December 31, 2019, can be attributed to an increase in the value of the futures prices during the year ended December 31, 2020.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(506,172)	$493,213
Management fee	579,606	380,474
Brokerage commissions	65,093	29,956
Net realized gain (loss)	15,454,616	(6,228,644)
Change in net unrealized appreciation (depreciation)	1,146,818	(6,037,881)
Net income (loss)	$16,095,262	$(11,773,312)
The Fund’s net income increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the value of the futures prices during the year ended December 31, 2020.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NAV beginning of period	$279,792,503	$149,547,115
NAV end of period	$293,390,549	$279,792,503
Percentage change in NAV	4.9%	87.1%
Shares outstanding beginning of period	22,751,317	3,876,317
Shares outstanding end of period	21,326,317	22,751,317
Percentage change in shares outstanding	(6.3)%	486.9%
Shares created	26,325,000	30,800,000
Shares redeemed	27,750,000	11,925,000
Per share NAV beginning of period	$12.30	$38.58
Per share NAV end of period	$13.76	$12.30
Percentage change in per share NAV	11.9%	(68.1)%
Percentage change in benchmark	13.2%	(67.8)%
Benchmark annualized volatility	102.6%	60.4%
On Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). As a result, on Monday, October 26, 2020, S&P Dow Jones Indices revised the index methodology for the S&P 500
®
VIX Short-Term Futures Index, the benchmark for ProShares VIX Short-Term Futures ETF, to reflect the new settlement time.
As a result of these changes to the settlement time for VIX futures contracts and the Index methodology, on Monday, October 26, 2020 the Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Additional information about the calculation of NAV is included in the Fund’s Prospectus.
During the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 22,751,317 outstanding Shares at December 31, 2019 to 21,326,317 outstanding Shares at December 31, 2020. By comparison, during the year ended December 31, 2019, the increase in the Fund’s NAV resulted primarily from an increase from 3,876,317 outstanding Shares at December 31, 2018 to 22,751,317 outstanding Shares at December 31, 2019. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the years ended December 31, 2020 and 2019, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.9% for the year ended December 31, 2020, as compared to the Fund’s per Share NAV decrease of 68.1% for the year ended December 31, 2019, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2020.

The benchmark’s rise of 13.2% for the year ended December 31, 2020, as compared to the benchmark’s decline of 67.8% for the year ended December 31, 2019, can be attributed to an increase in the value of the futures prices during the year ended December 31, 2020.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net investment income (loss)	$(1,892,962)	$2,153,399
Management fee	2,193,275	2,038,850
Brokerage commissions	376,682	253,057
Net realized gain (loss)	156,087,060	(194,350,788)
Change in net unrealized appreciation (depreciation)	9,024,606	(32,770,663)
Net income (loss)	$163,218,704	$(224,968,052)
The Fund’s net income increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the value of the futures prices during the year ended December 31, 2020.
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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of December 31, 2020 and 2019, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of December 31, 2020 and 2019, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2020
	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Euro Fx Currency Futures (CME)	Short	March 2021	27	$1.22	125,000	$(4,133,025)

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2020	16	$1.13	125,000	$(2,256,400)
The December 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF
As of December 31, 2020 and 2019, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2021	4,169	$23.68	1,000	$(98,701,075)
VIX Futures (Cboe)	Short	February 2021	4,161	25.58	1,000	(106,417,575)

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2020	5,442	$14.63	1,000	$(79,589,250)
VIX Futures (Cboe)	Short	February 2020	3,764	16.63	1,000	(62,576,500)
The December 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of December 31, 2020 and 2019, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2020
	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
WTI Crude Oil (NYMEX)	Long	March 2021	10,134	$48.63	1,000	$492,816,420
WTI Crude Oil (NYMEX)	Long	June 2021	9,783	48.63	1,000	475,747,290
WTI Crude Oil (NYMEX)	Long	December 2021	9,650	47.68	1,000	460,112,000

Swap Agreements as of December 31, 2020
		Long or		Notional Amount
Reference Index	Counterparty	Short	Index Close	at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	$40.2599	$28,462,300
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	40.2599	226,338,741
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	40.2599	34,593,561
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	40.2599	87,117,995

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2020	554	$60.77	1,000	$33,666,580

Swap Agreements as of December 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$90.3776	$172,174,920
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	90.3776	120,411,487
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	90.3776	115,540,626
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	90.3776	64,308,537
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	90.3776	113,574,303

The December 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2020 and 2019 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of December 31, 2020 and 2019, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2021	13,444	$2.53	10,000	$339,595,440

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2020	4,185	$2.16	10,000	$90,312,300
The December 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of December 31, 2020 and 2019, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/15/21	2,210,921	1.2116	$2,678,721
Euro	UBS AG	Long	01/15/21	5,664,502	1.2103	6,855,677
Euro	UBS AG	Short	01/15/21	(122,000)	1.2190	(148,713)

Foreign Currency Forward Contracts as of December 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/10/20	5,436,377	1.1121	$6,045,958
Euro	UBS AG	Long	01/10/20	5,589,416	1.1123	6,217,058

The December 31, 2020 and 2019 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of December 31, 2020 and 2019 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2021	995	$1,895.10	100	$188,562,450

Swap Agreements as of December 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$210.3915	$116,501,753
Bloomberg Gold Subindex	Goldman Sachs International	Long	210.3915	100,676,400
Bloomberg Gold Subindex	UBS AG	Long	210.3915	121,192,569

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2020	438	$1,523.10	100	$66,711,780

Swap Agreements as of December 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$174.6300	$60,437,683
Bloomberg Gold Subindex	Goldman Sachs International	Long	174.6300	44,172,192
Bloomberg Gold Subindex	UBS AG	Long	174.6300	50,125,199
The December 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2020 and 2019 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:
As of December 31, 2020 and 2019 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2021	3,971	$26.41	5,000	$524,410,259

Swap Agreements as of December 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$241.4130	$294,747,134
Bloomberg Silver Subindex	Goldman Sachs International	Long	241.4130	211,716,341
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	241.4130	239,421,584
Bloomberg Silver Subindex	UBS AG	Long	241.4130	220,234,368

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2020	1,316	$17.92	5,000	$117,920,180

Swap Agreements as of December 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$170.1072	$152,640,569
Bloomberg Silver Subindex	Goldman Sachs International	Long	170.1072	83,225,484
Bloomberg Silver Subindex	UBS AG	Long	170.1072	124,680,616
The December 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2020 and 2019 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF
As of December 31, 2020 and 2019, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2020
	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (Cboe)	Long	January 2021	40,738	$23.68	1,000	$964,472,150
VIX Futures (Cboe)	Long	February 2021	40,764	25.58	1,000	1,042,539,300

Swap Agreements as of December 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$16.7951	$25,901,097

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2020	29,402	$14.63	1,000	$430,004,250
VIX Futures (Cboe)	Long	February 2020	20,358	16.63	1,000	338,451,750

Swap Agreements as of December 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$14.9650	$23,078,793
The December 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2020 and 2019 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
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
As of December 31, 2020 and 2019, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/15/21	332,532,517	0.009583	$3,186,670
Yen	UBS AG	Long	01/15/21	287,552,756	0.009571	2,752,288
Yen	UBS AG	Short	01/15/21	(2,700,000)	0.009631	(26,004)

Foreign Currency Forward Contracts as of December 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/20	325,804,302	0.009213	$3,001,477
Yen	UBS AG	Long	01/10/20	888,782,738	0.009214	8,189,206
Yen	UBS AG	Short	01/10/20	(6,892,531)	0.009164	(63,163)
The December 31, 2020 and 2019 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Australian Dollar:
As of December 31, 2020 and 2019, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2021	57	$77.14	1,000	$(4,389,000)

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2020	160	$70.31	1,000	$(11,260,800)
The December 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of December 31, 2020 and 2019, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2021	1,373	$48.63	1,000	$(66,768,990)
WTI Crude Oil (NYMEX)	Short	June 2021	1,326	48.63	1,000	(64,483,380)
WTI Crude Oil (NYMEX)	Short	December 2021	1,309	47.68	1,000	(62,413,120)

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2020	1,864	$60.77	1,000	$(113,275,280)

Swap Agreements as of December 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Short	$90.3776	$(39,727,981)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	90.3776	(37,407,865)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	90.3776	(31,487,418)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	90.3776	(9,213,127)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	90.3776	(19,757,339)

The December 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2020 and 2019 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of December 31, 2020 and 2019, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2021	1,978	$2.53	10,000	$(49,964,280)

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2020	1,160	$2.16	10,000	$(25,032,800)
The December 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of December 31, 2020 and 2019, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/15/21	13,080,000	1.2215	$15,977,611
Euro	Goldman Sachs International	Short	01/15/21	(37,401,263)	1.2116	(45,314,846)
Euro	UBS AG	Short	01/15/21	(62,356,199)	1.2099	(75,442,991)

Foreign Currency Forward Contracts as of December 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/10/20	19,396,955	1.1162	$21,651,280
Euro	Goldman Sachs International	Short	01/10/20	(112,762,143)	1.1121	(125,406,162)
Euro	UBS AG	Short	01/10/20	(122,358,446)	1.1121	(136,077,171)
The December 31, 2020 and 2019 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have

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
As of December 31, 2020 and 2019 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2021	123	$1,895.10	100	$(23,309,730)

Swap Agreements as of December 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$210.3915	$(5,159,914)
Bloomberg Gold Subindex	Goldman Sachs International	Short	210.3915	(5,337,170)
Bloomberg Gold Subindex	UBS AG	Short	210.3915	(6,832,076)

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2020	76	$1,523.10	100	$(11,575,560)

Swap Agreements as of December 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$174.6300	$(13,940,590)
Bloomberg Gold Subindex	Goldman Sachs International	Short	174.6300	(6,884,579)
Bloomberg Gold Subindex	UBS AG	Short	174.6300	(9,756,431)
The December 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2020 and 2019 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:
As of December 31, 2020 and 2019 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2021	89	$26.41	5,000	$(11,753,339)

Swap Agreements as of December 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$241.4130	$(19,685,715)
Bloomberg Silver Subindex	Goldman Sachs International	Short	241.4130	(15,107,629)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	241.4130	(3,402,233)
Bloomberg Silver Subindex	UBS AG	Short	241.4130	(7,837,258)

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2020	27	$17.92	5,000	$(2,419,335)

Swap Agreements as of December 31, 2019
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$170.1072	$(9,595,700)
Bloomberg Silver Subindex	Goldman Sachs International	Short	170.1072	(4,926,137)
Bloomberg Silver Subindex	UBS AG	Short	170.1072	(10,687,683)
The December 31, 2020 and 2019 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2020 and 2019 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of December 31, 2020 and 2019 the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2020 and 2019, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	01/15/21	315,800,000	0.009664	$3,051,852
Yen	Goldman Sachs International	Short	01/15/21	(2,009,085,165)	0.009583	(19,253,129)
Yen	UBS AG	Short	01/15/21	(3,196,558,875)	0.009572	(30,597,154)

Foreign Currency Forward Contracts as of December 31, 2019
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	01/10/20	1,025,624,482	0.009170	$9,404,720
Yen	Goldman Sachs International	Short	01/10/20	(4,448,656,033)	0.009213	(40,983,307)
Yen	UBS AG	Short	01/10/20	(4,893,578,348)	0.009211	(45,072,829)

The December 31, 2020 and 2019 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares VIX
Mid-Term
Futures ETF
As of December 31, 2020 and 2019, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2021	463	$25.95	1,000	$12,014,850
VIX Futures (Cboe)	Long	May 2021	926	25.93	1,000	24,006,550
VIX Futures (Cboe)	Long	June 2021	926	25.93	1,000	24,006,550
VIX Futures (Cboe)	Long	July 2021	463	26.00	1,000	12,038,000

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2020	511	$17.43	1,000	$8,904,175
VIX Futures (Cboe)	Long	May 2020	865	17.58	1,000	15,202,375
VIX Futures (Cboe)	Long	June 2020	865	17.88	1,000	15,461,875
VIX Futures (Cboe)	Long	July 2020	354	18.13	1,000	6,416,250
The December 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of December 31, 2020 and 2019, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2020 and 2019, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2021	5,948	$23.68	1,000	$140,818,900
VIX Futures (Cboe)	Long	February 2021	5,953	25.58	1,000	152,247,975

Futures Positions as of December 31, 2019
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2020	10,706	$14.63	1,000	$156,575,250
VIX Futures (Cboe)	Long	February 2020	7,415	16.63	1,000	123,274,375
The December 31, 2020 and 2019 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
Qualitative Disclosure
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
Managing Market Risks
Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective
(-0.5x,
-1x,
-2x,
1.5x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 of this Annual Report on Form
10-K,
these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning
are create/redeem activity and index rebalances.
For Geared Funds, the impact of the index’s movements each day also affects whether the Fund’s portfolio needs to be rebalanced. For example, if the index for an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds and UltraShort Funds will generally decrease when the Index rises on a given day, to the extent there are not offsetting factors. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day. As a result, the Fund’s short exposure may need to be increased.
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
Statement of Operations for the three month periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, September 30, 2020 and 2019, and December 31, 2020 and 2019 and the years ended December 31, 2020 and 2019 for each Fund, as applicable.

PROSHARES SHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$1,992	$(5,552)	$(5,267)	$(7,950)	$(16,777)

Net realized and unrealized gain (loss)	$48,656	$(40,824)	$(92,556)	$(146,897)	$(231,621)
Net income (loss)	$50,648	$(46,376)	$(97,823)	$(154,847)	$(248,398)
Net increase (decrease) in net asset value per share	$1.02	$(0.93)	$(1.96)	$(1.85)	$(3.72)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$37,625	$71,866	$60,251	$6,509	$176,251

Net realized and unrealized gain (loss)	$350,977	$(157,901)	$963,281	$(153,379)	$1,002,978
Net income (loss)	$388,602	$(86,035)	$1,023,532	$(146,870)	$1,179,229
Net increase (decrease) in net asset value per share	$1.33	$(0.18)	$2.38	$(0.99)	$2.54
PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(355,596)	$(2,142,980)	$(1,544,734)	$(1,226,252)	$(5,269,562)

Net realized and unrealized gain (loss)	$(223,244,946)	$32,313,676	$59,129,906	$57,283,419	$(74,517,945)
Net income (loss)	$(223,600,542)	$30,170,696	$57,585,172	$56,057,167	$(79,787,507)
Net increase (decrease) in net asset value per share	$(34.60)	$0.38	$3.97	$6.05	$(24.20)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$45,436	$725,505	$366,033	$25,189	$1,162,163

Net realized and unrealized gain (loss)	$81,676,814	$15,996,074	$(4,250,833)	$56,953,543	$150,375,598
Net income (loss)	$81,722,250	$16,721,579	$(3,884,800)	$56,978,732	$151,537,761
Net increase (decrease) in net asset value per share	$9.95	$2.20	$(0.58)	$11.69	$23.26
PROSHARES ULTRA BLOOMBERG CRUDE OIL*

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$404,884	$(3,994,835)	$(4,420,342)	$(3,013,018)	$(11,023,311)

Net realized and unrealized gain (loss)	$(827,975,458)	$(10,241,862)	$53,323,977	$236,808,671	$(548,084,672)
Net income (loss)	$(827,570,574)	$(14,236,697)	$48,903,635	$233,795,653	$(559,107,983)
Net increase (decrease) in net asset value per share	$(469.08)	$(11.56)	$0.15	$7.64	$(472.85)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$1,095,944	$1,231,167	$964,368	$573,105	$3,864,584

Net realized and unrealized gain (loss)	$219,922,437	$(11,746,328)	$(44,341,886)	$89,750,924	$253,585,147
Net income (loss)	$221,018,381	$(10,515,161)	$(43,377,518)	$90,324,029	$257,449,731
Net increase (decrease) in net asset value per share	$211.57	$(47.34)	$(88.80)	$107.34	$182.77

PROSHARES ULTRA BLOOMBERG NATURAL GAS*

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(2,351)	$(121,296)	$(323,543)	$(492,710)	$(939,900)

Net realized and unrealized gain (loss)	$(27,255,588)	$(11,257,966)	$36,401,329	$(42,062,709)	$(44,174,934)
Net income (loss)	$(27,257,939)	$(11,379,262)	$36,077,786	$(42,555,419)	$(45,114,834)
Net increase (decrease) in net asset value per share	$(42.15)	$(13.51)	$6.05	$(13.36)	$(62.97)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$44,045	$49,884	$64,345	$4,114	$162,388

Net realized and unrealized gain (loss)	$(2,956,899)	$(8,646,662)	$1,504,321	$(14,608,364)	$(24,707,604)
Net income (loss)	$(2,912,854)	$(8,596,778)	$1,568,666	$(14,604,250)	$(24,545,216)
Net increase (decrease) in net asset value per share	$(49.55)	$(64.75)	$(9.80)	$(44.76)	$(168.86)
PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$3,247	$(8,702)	$(12,155)	$(9,996)	$(27,606)

Net realized and unrealized gain (loss)	$(274,810)	$78,773	$357,397	$321,206	$482,566
Net income (loss)	$(271,563)	$70,071	$345,242	$311,210	$454,960
Net increase (decrease) in net asset value per share	$(0.63)	$0.40	$1.10	$1.13	$2.00

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$20,829	$18,923	$12,333	$6,443	$58,528

Net realized and unrealized gain (loss)	$(452,758)	$75,978	$(546,620)	$252,983	$(670,417)
Net income (loss)	$(431,929)	$94,901	$(534,287)	$259,426	$(611,889)
Net increase (decrease) in net asset value per share	$(0.80)	$0.21	$(1.33)	$0.62	$(1.30)
PROSHARES ULTRA GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$108,908	$(279,921)	$(617,991)	$(635,526)	$(1,424,530)

Net realized and unrealized gain (loss)	$2,400,696	$30,258,340	$7,687,705	$(5,247,845)	$35,098,896
Net income (loss)	$2,509,604	$29,978,419	$7,069,714	$(5,883,371)	$33,674,366
Net increase (decrease) in net asset value per share	$3.23	$12.54	$3.88	$(1.29)	$18.36

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$212,786	$228,086	$254,636	$207,429	$902,937

Net realized and unrealized gain (loss)	$279,826	$12,185,406	$4,937,206	$6,001,591	$23,404,029
Net income (loss)	$492,612	$12,413,492	$5,191,842	$6,209,020	$24,306,966
Net increase (decrease) in net asset value per share	$0.20	$6.46	$2.75	$2.68	$12.09

PROSHARES ULTRA SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$276,832	$(335,243)	$(1,497,215)	$(1,618,419)	$(3,174,045)

Net realized and unrealized gain (loss)	$(88,759,485)	$80,688,373	$90,925,025	$127,443,707	$210,297,620
Net income (loss)	$(88,482,653)	$80,353,130	$89,427,810	$125,825,288	$207,123,575
Net increase (decrease) in net asset value per share	$(13.28)	$11.14	$12.69	$8.46	$19.01

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$445,559	$512,068	$489,406	$409,237	$1,856,270

Net realized and unrealized gain (loss)	$(13,588,404)	$485,637	$33,071,129	$18,628,882	$38,597,244
Net income (loss)	$(13,142,845)	$997,705	$33,560,535	$19,038,119	$40,453,514
Net increase (decrease) in net asset value per share	$(1.87)	$0.10	$4.59	$2.49	$5.31
PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(729,265)	$(2,085,756)	$(5,136,994)	$(5,671,866)	$(13,623,881)

Net realized and unrealized gain (loss)	$902,602,146	$(233,381,670)	$(544,234,723)	$(759,178,251)	$(634,192,498)
Net income (loss)	$901,872,881	$(235,467,426)	$(549,371,717)	$(764,850,117)	$(647,816,379)
Net increase (decrease) in net asset value per share	$45.85	$(25.59)	$(12.78)	$(9.48)	$(2.00)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$(150,629)	$507,125	$128,125	$(389,569)	$95,052

Net realized and unrealized gain (loss)	$(234,281,324)	$(94,539,260)	$(10,108,464)	$(351,677,844)	$(690,606,892)
Net income (loss)	$(234,431,953)	$(94,032,135)	$(9,980,339)	$(352,067,413)	$(690,511,840)
Net increase (decrease) in net asset value per share	$(42.46)	$(8.63)	$(4.99)	$(12.71)	$(68.79)
PROSHARES ULTRA YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$1,626	$(6,539)	$(6,720)	$(6,684)	$(18,317)

Net realized and unrealized gain (loss)	$(27,796)	$(37,886)	$125,045	$113,503	$172,866
Net income (loss)	$(26,170)	$(44,425)	$118,325	$106,819	$154,549
Net increase (decrease) in net asset value per share	$0.38	$(0.89)	$2.37	$2.14	$4.00

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$14,571	$9,668	$8,446	$5,829	$38,514

Net realized and unrealized gain (loss)	$(189,904)	$154,832	$(38,615)	$(55,889)	$(129,576)
Net income (loss)	$(175,333)	$164,500	$(30,169)	$(50,060)	$(91,062)
Net increase (decrease) in net asset value per share	$(1.88)	$2.44	$(1.03)	$(1.23)	$(1.70)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$3,425	$(16,185)	$(13,294)	$(10,614)	$(36,668)

Net realized and unrealized gain (loss)	$1,618,330	$(1,600,140)	$(427,080)	$(538,450)	$(947,340)
Net income (loss)	$1,621,755	$(1,616,325)	$(440,374)	$(549,064)	$(984,008)
Net increase (decrease) in net asset value per share	$16.21	$(16.16)	$(4.40)	$(7.29)	$(11.64)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$25,789	$25,895	$19,953	$8,688	$80,325

Net realized and unrealized gain (loss)	$(314,459)	$175,523	$663,547	$(427,020)	$97,591
Net income (loss)	$(288,670)	$201,418	$683,500	$(418,332)	$177,916
Net increase (decrease) in net asset value per share	$(0.88)	$1.34	$4.75	$(4.42)	$0.79
PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(30,713)	$(782,726)	$(342,320)	$(312,419)	$(1,468,178)

Net realized and unrealized gain (loss)	$128,255,359	$(82,149,072)	$(10,448,715)	$(30,195,830)	$5,461,742
Net income (loss)	$128,224,646	$(82,931,798)	$(10,791,035)	$(30,508,249)	$3,993,564
Net increase (decrease) in net asset value per share	$36.88	$(30.77)	$(1.68)	$(5.01)	$(0.58)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$185,815	$215,797	$200,283	$107,904	$709,799

Net realized and unrealized gain (loss)	$(42,073,393)	$7,580,828	$10,965,855	$(21,789,492)	$(45,316,202)
Net income (loss)	$(41,887,578)	$7,796,625	$11,166,138	$(21,681,588)	$(44,606,403)
Net increase (decrease) in net asset value per share	$(12.90)	$(0.03)	$(0.46)	$(4.21)	$(17.60)
PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(22,279)	$(87,047)	$(249,586)	$(190,679)	$(549,591)

Net realized and unrealized gain (loss)	$8,961,788	$2,461,452	$(22,480,855)	$10,785,426	$(272,189)
Net income (loss)	$8,939,509	$2,374,405	$(22,730,441)	$10,594,747	$(821,780)
Net increase (decrease) in net asset value per share	$24.85	$3.83	$(28.89)	$9.27	$9.06

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$19,484	$11,719	$4,656	$(6,442)	$29,417

Net realized and unrealized gain (loss)	$1,002,714	$2,903,656	$723,285	$4,491,526	$9,121,181
Net income (loss)	$1,022,198	$2,915,375	$727,941	$4,485,084	$9,150,598
Net increase (decrease) in net asset value per share	$1.04	$8.10	$(1.33)	$9.11	$16.92

PROSHARES ULTRASHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$136,215	$(145,604)	$(144,828)	$(132,797)	$(287,014)

Net realized and unrealized gain (loss)	$4,237,534	$(3,555,551)	$(5,985,376)	$(4,566,008)	$(9,869,401)
Net income (loss)	$4,373,749	$(3,701,155)	$(6,130,204)	$(4,698,805)	$(10,156,415)
Net increase (decrease) in net asset value per share	$1.02	$(1.09)	$(2.24)	$(1.96)	$(4.27)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$434,473	$471,256	$371,679	$251,422	$1,528,830

Net realized and unrealized gain (loss)	$7,754,055	$(1,896,379)	$12,977,337	$(5,841,242)	$12,993,771
Net income (loss)	$8,188,528	$(1,425,123)	$13,349,016	$(5,589,820)	$14,522,601
Net increase (decrease) in net asset value per share	$1.40	$(0.28)	$2.63	$(1.22)	$2.53
PROSHARES ULTRASHORT GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$15,678	$(41,386)	$(47,471)	$(50,453)	$(123,632)

Net realized and unrealized gain (loss)	$(3,253,908)	$(4,728,202)	$(1,332,476)	$(706,781)	$(10,021,367)
Net income (loss)	$(3,238,230)	$(4,769,588)	$(1,379,947)	$(757,234)	$(10,144,999)
Net increase (decrease) in net asset value per share	$(7.00)	$(10.56)	$(3.42)	$(0.61)	$(21.59)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$47,471	$52,582	$53,681	$32,980	$186,714

Net realized and unrealized gain (loss)	$(290,878)	$(3,257,747)	$(767,290)	$(1,417,644)	$(5,733,559)
Net income (loss)	$(243,407)	$(3,205,165)	$(713,609)	$(1,384,664)	$(5,546,845)
Net increase (decrease) in net asset value per share	$(0.86)	$(11.28)	$(4.58)	$(3.54)	$(20.26)
PROSHARES ULTRASHORT SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$3,419	$(30,713)	$(94,990)	$(99,372)	$(221,656)

Net realized and unrealized gain (loss)	$5,032,696	$(6,631,810)	$(4,767,086)	$(11,865,871)	$(18,232,071)
Net income (loss)	$5,036,115	$(6,662,523)	$(4,862,076)	$(11,965,243)	$(18,453,727)
Net increase (decrease) in net asset value per share	$9.78	$(16.92)	$(9.93)	$(2.76)	$(19.83)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$31,554	$42,177	$40,671	$17,511	$131,913

Net realized and unrealized gain (loss)	$745,325	$(596,758)	$(2,836,930)	$(2,053,612)	$(4,741,975)
Net income (loss)	$776,879	$(554,581)	$(2,796,259)	$(2,036,100)	$(4,610,061)
Net increase (decrease) in net asset value per share	$2.05	$(0.96)	$(8.35)	$(3.11)	$(10.37)

PROSHARES ULTRASHORT YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$41,746	$(59,287)	$(55,870)	$(55,791)	$(129,202)

Net realized and unrealized gain (loss)	$(1,203,589)	$177,209	$(1,250,130)	$(1,005,096)	$(3,281,606)
Net income (loss)	$(1,161,843)	$117,922	$(1,306,000)	$(1,060,887)	$(3,410,808)
Net increase (decrease) in net asset value per share	$(2.27)	$0.50	$(3.65)	$(3.12)	$(8.54)

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$167,574	$175,443	$137,637	$74,820	$555,474

Net realized and unrealized gain (loss)	$2,090,200	$(2,316,880)	$605,022	$862,500	$1,240,842
Net income (loss)	$2,257,774	$(2,141,437)	$742,659	$937,320	$1,796,316
Net increase (decrease) in net asset value per share	$2.58	$(3.01)	$1.27	$1.64	$2.48
PROSHARES VIX
MID-TERM
FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$47,920	$(133,713)	$(204,460)	$(215,919)	$(506,172)

Net realized and unrealized gain (loss)	$23,739,395	$882,882	$2,507,925	$(10,528,768)	$16,601,434
Net income (loss)	$23,787,315	$749,169	$2,303,465	$(10,744,687)	$16,095,262
Net increase (decrease) in net asset value per share	$17.47	$1.66	$0.59	$(4.26)	$15.46

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$149,266	$133,606	$129,497	$80,844	$493,213

Net realized and unrealized gain (loss)	$(10,628,469)	$(852,138)	$4,127,635	$(4,913,553)	$(12,266,525)
Net income (loss)	$(10,479,203)	$(718,532)	$4,257,132	$(4,832,709)	$(11,773,312)
Net increase (decrease) in net asset value per share	$(5.01)	$(0.22)	$2.08	$(2.23)	$(5.38)
PROSHARES VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$144,025	$(443,622)	$(758,225)	$(835,140)	$(1,892,962)

Net realized and unrealized gain (loss)	$393,640,032	$(52,714,687)	$(74,563,669)	$(101,250,010)	$165,111,666
Net income (loss)	$393,784,057	$(53,158,309)	$(75,321,894)	$(102,085,150)	$163,218,704
Net increase (decrease) in net asset value per share	$25.66	$(10.03)	$(7.40)	$(6.77)	$1.46

	Three Months Ended (unaudited)				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net investment income (loss)	$476,702	$724,602	$615,421	$336,674	$2,153,399

Net realized and unrealized gain (loss)	$(76,190,815)	$(23,082,821)	$(2,496,651)	$(125,351,164)	$(227,121,451)
Net income (loss)	$(75,714,113)	$(22,358,219)	$(1,881,230)	$(125,014,490)	$(224,968,052)
Net increase (decrease) in net asset value per share	$(14.50)	$(3.22)	$(1.67)	$(6.89)	$(26.28)
See the Index to Financial Statements on Page 119 for a list of the financial statements being filed as part of this Annual Report on Form
10-K.
Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2020, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting of the Trust and the Funds, as defined in Rules
13a-15(f)
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
Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2020. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled
Internal Control – Integrated Framework (2013)
. Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
As of December 31, 2020, the Sponsor serves as the Trust’s commodity pool operator.
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
Background and Principals
As of December 31, 2020, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied
and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied
and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240)
497-6400.
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
Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Timothy N. Coakley	Chief Financial Officer and Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust and Principal of the Sponsor
Todd B. Johnson*	Principal Executive Officer of the Trust and Chief Investment Officer and Principal of the Sponsor
Hratch Najarian	Director, Portfolio Management and Principal of the Sponsor
Alexander Ilyasov	Senior Portfolio Manager of the Sponsor
James Linneman	Principal and Portfolio Manager of the Sponsor
Benjamin McAbee	Principal and Portfolio Manager of the Sponsor
Victor M. Frye	Principal of the Sponsor

*	Denotes principal of the Sponsor who supervises persons who participate in making trading decisions for the Funds.

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
Todd B. Johnson
, Principal Executive Officer of the Trust since January 2014; Chief Investment Officer of the Sponsor since February 27, 2009, a registered swap associated person of the Sponsor from January 4, 2013 to January 31, 2021, a registered associated person of the Sponsor since January 29, 2010, and a listed principal of the Sponsor since January 16, 2009. As Principal Executive Officer of the Trust, Mr. Johnson’s responsibilities include oversight of the operations of the Trust. As Chief Investment Officer of the Sponsor, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PFA and PSA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. In addition, Mr. Johnson has been listed as a principal and associated person of PSA since January 14, 2014. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005.
Hratch Najarian
, Director, Portfolio Management of the Sponsor since August 2013 and a listed principal of the Sponsor since October 15, 2013. In these roles, Mr. Najarian’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Najarian also serves as Director, Portfolio Management of PFA and PSA since August 2013, and is listed as a principal of PFA since January 8, 2014 and a principal and associated person of PSA since January 14, 2014. Mr. Najarian served as Senior Portfolio Manager of PSA from December 2009 through September 2013. He also served as Senior Portfolio Manager of PFA from December 2009 through September 2013, as Portfolio Manager of PFA from May 2007 through November 2009, and as Associate Portfolio Manager of PFA from November 2004 through April 2007. Mr. Najarian served as an NFA associated Member, associated person and swap associated person for PSA from January 2014 through February 2021.

Alexander Ilyasov,
Senior Portfolio Manager of the Sponsor since August 22, 2016. In this role, Mr. Ilyasov’s responsibilities include oversight of the investment management activities of the VIX Futures Funds and certain other series of the Trust. Mr. Ilyasov also serves as a Senior Portfolio Manager of PFA since October 2013 and has served as Portfolio Manager of PSA since October 2013.
James Linneman,
Principal of the Sponsor since February 2021, swap associated person of the Sponsor since January 2021, Portfolio Manager of the Sponsor since April 2019, a registered Associated Person and an NFA associate member of the Sponsor since August 11, 2015. In these roles, Mr. Linneman’s responsibilities include day-to-day portfolio management of the Funds and certain other series of the Trust. Mr. Linneman has also served as a principal of PSA since February 2021, a swap associated person of PSA and as Portfolio Manager of PSA since April 2019. In addition, Mr. Linneman served as an Associate Portfolio Manager of the Sponsor and PSA from August 2016 to April 2019 and served as a Portfolio Analyst of the Sponsor and PSA from February 2014 to August 2016.
Benjamin McAbee,
Principal of the Sponsor since February 2021, swap associated person of the Sponsor since January 2021, Portfolio Manager of the Sponsor since August 22, 2016, a registered associated person and an NFA associate member of the Sponsor since December 29, 2010. In these roles, Mr. McAbee’s responsibilities include day-to-day portfolio management of the Currency Funds and certain other series of the Trust. Mr. McAbee also serves as a principal and swap associated person of PSA since February 2021 and as a Portfolio Manager since August 2016. Mr. McAbee has been registered as an associated person of PFA since December 5, 2012. Mr. McAbee also serves as a and as a Portfolio Manager of PFA since August 2016 and has served as an Associate Portfolio Manager from December 2011 to August 2016. In addition, Mr. McAbee serves as a Portfolio Manager of PSA since August 2016.
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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2020, the following represents Management Fees earned by the Sponsor:

Fund	Amount
ProShares Short Euro	$24,443
ProShares Short VIX Short-Term Futures ETF	4,469,701
ProShares Ultra Bloomberg Crude Oil	9,256,478
ProShares Ultra Bloomberg Natural Gas	674,810
ProShares Ultra Euro	44,302
ProShares Ultra Gold	1,916,092
ProShares Ultra Silver	3,944,697
ProShares Ultra VIX Short-Term Futures ETF	8,835,385
ProShares Ultra Yen	27,655
ProShares UltraPro 3x Crude Oil ETF*	283,787
ProShares UltraPro 3x Short Crude Oil ETF*	117,259
ProShares UltraShort Australian Dollar	52,950
ProShares UltraShort Bloomberg Crude Oil	1,021,787
ProShares UltraShort Bloomberg Natural Gas	308,058
ProShares UltraShort Euro	783,692
ProShares UltraShort Gold	177,762
ProShares UltraShort Silver	237,140
ProShares UltraShort Yen	268,213
ProShares VIX Mid-Term Futures ETF	579,606
ProShares VIX Short-Term Futures ETF	2,193,275

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Not applicable.

Item 14.	Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit Fees	$711,260	$730,400
Audit-Related Fees	57,000	—
Tax Fees	3,164,300	3,158,000
All Other Fees	—	—

Total Trust:	$3,932,560	$3,888,400

Audit fees for the year ended December 31, 2020 consist of fees paid to PwC for the audit of the Funds’ December 31, 2020 annual financial statements included in the Annual Report on Form
10-K
for the year ended December 31, 2020, for the review of the financial statements included in each Form
10-Q,
and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2019 consist of fees paid to PwC for the audit of the Funds’ December 31, 2019 annual financial statements included in the Annual Report on Form
10-K
for the year ended December 31, 2019, for the review of the financial statements included in each Form
10-Q,
and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based
tax package product developed by PwC and a toll-free tax package support help line.

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
Not applicable.

ProShares Trust II
Financial Statements as of December 31, 2020
Index

Documents	Page
Report of Independent Registered Public Accounting Firm	121

Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:

ProShares Short Euro	123

ProShares Short VIX Short-Term Futures ETF	129

ProShares Ultra Bloomberg Crude Oil	135

ProShares Ultra Bloomberg Natural Gas	141

ProShares Ultra Euro	147

ProShares Ultra Gold	153

ProShares Ultra Silver	159

ProShares Ultra VIX Short-Term Futures ETF	165

ProShares Ultra Yen	171

ProShares UltraShort Australian Dollar	177

ProShares UltraShort Bloomberg Crude Oil	183

ProShares UltraShort Bloomberg Natural Gas	189

ProShares UltraShort Euro	195

ProShares UltraShort Gold	201

ProShares UltraShort Silver	207

ProShares UltraShort Yen	213

ProShares VIX Mid-Term Futures ETF	219

ProShares VIX Short-Term Futures ETF	225

ProShares Trust II	231

Notes to Financial Statements	235

Report of Independent Registered Public Accounting Firm
To the Sponsor of ProShares Trust II and Shareholders of each of the individual eighteen funds listed below, comprising ProShares Trust II
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual eighteen funds listed below comprising ProShares Trust II (hereafter collectively referred to as the “Trust”), as of December 31, 2020 and 2019,
and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a) and (b) below, including the related notes (collectively referred to as the “financial statements”).
We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the eighteen funds listed below as of December 31, 2020 and 2019
,
and the combined and individual results of their operations and their cash flows for the respective periods described in (a) and (b) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual eighteen funds listed below maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
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

ProShares Trust II (“combined”) (b)

(a)
Statements of financial condition, including the schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020

(b)
Combined statements of financial condition as of December 31, 2020 and 2019, and the related combined statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020

Basis for Opinions
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
February 19, 2021
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

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ – and $745,775, respectively)	$—	$745,805
Cash	4,105,781	1,509,236
Segregated cash balances with brokers for futures contracts	68,310	31,680
Receivable on open futures contracts	21,094	—
Interest receivable	175	2,434

Total assets	4,195,360	2,289,155

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,100
Payable to Sponsor	3,391	1,860
Non-recurring fees and expenses payable	14	—

Total liabilities	3,405	6,960

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,191,955	2,282,195

Total liabilities and shareholders’ equity	$4,195,360	$2,289,155

Shares outstanding	100,000	50,000

Net asset value per share	$41.92	$45.64

Market value per share (Note 2)	$41.35	$45.69

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires March 2021	27	$4,133,025	$(44,626)
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

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$8,193	$314,021	$123,954

Expenses
Management fee	24,443	135,292	78,253
Brokerage commissions	448	2,478	1,244
Non-recurring fees and expenses	79	—	—

Total expenses	24,970	137,770	79,497

Net investment income (loss)	(16,777)	176,251	44,457

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(200,965)	972,479	459,984
Short-term U.S. government and agency obligations	—	1,186	—

Net realized gain (loss)	(200,965)	973,665	459,984

Change in net unrealized appreciation (depreciation) on
Futures contracts	(30,626)	29,281	123,007
Short-term U.S. government and agency obligations	(30)	32	358

Change in net unrealized appreciation (depreciation)	(30,656)	29,313	123,365

Net realized and unrealized gain (loss)	(231,621)	1,002,978	583,349

Net income (loss)	$(248,398)	$1,179,229	$627,806

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$2,282,195	$8,619,686	$7,991,880

Addition of 50,000, 300,000 and – shares, respectively	2,158,158	13,205,150	—
Redemption of – , 450,000 and – shares, respectively	—	(20,721,870)	—

Net addition (redemption) of 50,000, (150,000) and – shares, respectively	2,158,158	(7,516,720)	—

Net investment income (loss)	(16,777)	176,251	44,457
Net realized gain (loss)	(200,965)	973,665	459,984
Change in net unrealized appreciation (depreciation)	(30,656)	29,313	123,365

Net income (loss)	(248,398)	1,179,229	627,806

Shareholders’ equity, end of period	$4,191,955	$2,282,195	$8,619,686

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(248,398)	$1,179,229	$627,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(411,178,062)	(371,708,641)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	747,000	411,237,264	378,200,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,225)	(204,360)	(94,195)
Net realized gain (loss) on investments	—	(1,186)	—
Change in unrealized appreciation (depreciation) on investments	30	(32)	(358)
Decrease (Increase) in receivable on futures contracts	(21,094)	—	—
Decrease (Increase) in interest receivable	2,259	5,207	(7,641)
Increase (Decrease) in payable to Sponsor	1,531	(5,130)	453
Increase (Decrease) in payable on futures contracts	(5,100)	(150)	(38,061)
Increase (Decrease) in non-recurring fees and expenses payable	14	—	—

Net cash provided by (used in) operating activities	475,017	1,032,780	6,979,363

Cash flow from financing activities
Proceeds from addition of shares	2,158,158	13,205,150	—
Payment on shares redeemed	—	(20,721,870)	—

Net cash provided by (used in) financing activities	2,158,158	(7,516,720)	—

Net increase (decrease) in cash	2,633,175	(6,483,940)	6,979,363
Cash, beginning of period	1,540,916	8,024,856	1,045,493

Cash, end of period	$4,174,091	$1,540,916	$8,024,856

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $69,998,727 and $56,926,750, respectively)	$69,999,639	$56,929,436
Cash	132,392,153	113,044,890
Segregated cash balances with brokers for futures contracts	134,187,067	54,499,197
Receivable on open futures contracts	74,226,825	60,052,325
Interest receivable	4,384	123,214

Total assets	410,810,068	284,649,062

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	996,159	—
Brokerage commissions and fees payable	114,522	—
Payable to Sponsor	326,566	211,883
Non-recurring fees and expenses payable	1,353	—

Total liabilities	1,438,600	211,883

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	409,371,468	284,437,179

Total liabilities and shareholders’ equity	$410,810,068	$284,649,062

Shares outstanding	9,884,307	4,334,307

Net asset value per share	$41.42	$65.62

Market value per share (Note 2)	$41.44	$65.23

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.090% due 01/07/21	$60,000,000	$59,999,778
0.110% due 01/14/21	10,000,000	9,999,861

Total short-term U.S. government and agency obligations (cost $69,998,727)		$69,999,639

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2021	4,169	$98,701,075	$7,057,940
VIX Futures - Cboe, expires February 2021	4,161	106,417,575	1,290,843

			$8,348,783

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(20% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.547% due 01/30/20 †	$42,000,000	$41,951,238
1.462% due 02/06/20 †	15,000,000	14,978,198

Total short-term U.S. government and agency obligations (cost $56,926,750)		$56,929,436

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2020	5,442	$79,589,250	$10,424,889
VIX Futures - Cboe, expires February 2020	3,764	62,576,500	(170,017)

			$10,254,872

^^	Rates shown represent discount rate at the time of purchase.
†	All or partial amount pledged as collateral for futures contracts.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$941,584	$5,618,666	$5,721,966

Expenses
Management fee	4,469,701	3,333,950	5,617,477
Brokerage commissions	712,651	723,282	2,162,086
Brokerage fees	1,005,403	721	151,758
Non-recurring fees and expenses	23,391	398,550	—

Total expenses	6,211,146	4,456,503	7,931,321

Net investment income (loss)	(5,269,562)	1,162,163	(2,209,355)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(72,609,314)	125,639,084	(1,885,564,719)
Short-term U.S. government and agency obligations	(768)	2,755	(259,113)

Net realized gain (loss)	(72,610,082)	125,641,839	(1,885,823,832)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,906,089)	24,731,073	(31,517,650)
Short-term U.S. government and agency obligations	(1,774)	2,686	51,865

Change in net unrealized appreciation (depreciation)	(1,907,863)	24,733,759	(31,465,785)

Net realized and unrealized gain (loss)	(74,517,945)	150,375,598	(1,917,289,617)

Net income (loss)	$(79,787,507)	$151,537,761	$(1,919,498,972)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$284,437,179	$344,596,263	$770,163,871

Addition of 27,050,000, 1,500,000 and 19,000,000 shares, respectively	961,417,953	84,372,594	2,433,234,181
Redemption of 21,500,000, 5,300,000 and 12,378,193 shares, respectively	(756,696,157)	(296,069,439)	(939,302,817)

Net addition (redemption) of 5,550,000, (3,800,000) and 6,621,807 shares, respectively	204,721,796	(211,696,845)	1,493,931,364

Net investment income (loss)	(5,269,562)	1,162,163	(2,209,355)
Net realized gain (loss)	(72,610,082)	125,641,839	(1,885,823,832)
Change in net unrealized appreciation (depreciation)	(1,907,863)	24,733,759	(31,465,785)

Net income (loss)	(79,787,507)	151,537,761	(1,919,498,972)

Shareholders’ equity, end of period	$409,371,468	$284,437,179	$344,596,263

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(79,787,507)	$151,537,761	$(1,919,498,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(509,581,499)	(5,155,156,465)	(23,270,517,650)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	496,998,196	5,100,473,064	23,768,116,025
Net amortization and accretion on short-term U.S. government and agency obligations	(489,442)	(2,240,594)	(2,894,979)
Net realized gain (loss) on investments	768	(2,755)	259,113
Change in unrealized appreciation (depreciation) on investments	1,774	(2,686)	(51,865)
Decrease (Increase) in receivable on futures contracts	(14,174,500)	3,248,564	(42,542,039)
Decrease (Increase) in interest receivable	118,830	19,008	(142,222)
Increase (Decrease) in payable to Sponsor	114,683	(85,383)	(530,173)
Increase (Decrease) in brokerage commissions and fees payable	114,522	—	—
Increase (Decrease) in payable on futures contracts	996,159	(15,448,037)	14,919,287
Increase (Decrease) in non-recurring fees and expenses payable	1,353	—	—

Net cash provided by (used in) operating activities	(105,686,663)	82,342,477	(1,452,883,475)

Cash flow from financing activities
Proceeds from addition of shares	961,417,953	84,372,594	2,433,234,181
Payment on shares redeemed	(756,696,157)	(296,069,439)	(984,120,527)

Net cash provided by (used in) financing activities	204,721,796	(211,696,845)	1,449,113,654

Net increase (decrease) in cash	99,035,133	(129,354,368)	(3,769,821)
Cash, beginning of period	167,544,087	296,898,455	300,668,276

Cash, end of period	$266,579,220	$167,544,087	$296,898,455

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $219,996,153 and $200,101,525, respectively)	$219,998,394	$200,115,463
Cash	491,732,847	86,168,083
Segregated cash balances with brokers for futures contracts	175,526,749	2,147,480
Unrealized appreciation on swap agreements	18,242,195	21,814,590
Receivable on open futures contracts	1,611,608	—
Interest receivable	21,388	123,221

Total assets	907,133,181	310,368,837

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,627,934	—
Payable on open futures contracts	—	266,056
Payable to Sponsor	728,955	258,199
Non-recurring fees and expenses payable	37,042	—

Total liabilities	4,393,931	524,255

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	902,739,250	309,844,582

Total liabilities and shareholders’ equity	$907,133,181	$310,368,837

Shares outstanding (Note 1)	24,810,774	608,453

Net asset value per share (Note 1)	$36.38	$509.23

Market value per share (Note 1) (Note 2)	$36.27	$511.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(24% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.085% due 01/07/21 †	$200,000,000	$199,999,260
0.073% due 01/28/21 †	20,000,000	19,999,134

Total short-term U.S. government and agency obligations (cost $219,996,153)		$219,998,394

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2021	10,134	$492,816,420	$28,561,931
WTI Crude Oil - NYMEX, expires June 2021	9,783	475,747,290	73,681,595
WTI Crude Oil - NYMEX, expires December 2021	9,650	460,112,000	42,320,513

			$144,564,039

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.50%	01/06/21	$28,462,300	$1,377,243
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.45	01/06/21	226,338,741	10,959,227
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	01/06/21	34,593,561	1,679,334
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	01/06/21	87,117,995	4,226,391

			Total Unrealized Appreciation	$18,242,195

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(65% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.609% due 01/09/20 †	$39,000,000	$38,989,536
1.547% due 01/30/20 †	57,000,000	56,933,823
1.514% due 02/06/20	50,952,000	50,877,941
1.587% due 02/13/20 †	53,407,000	53,314,163

Total short-term U.S. government and agency obligations (cost $200,101,525)		$200,115,463

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2020	554	$33,666,580	$765,575

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/06/20	$172,174,920	$6,039,121
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	120,411,487	4,393,163
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	01/06/20	115,540,626	4,210,281
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	64,308,537	2,253,037
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	113,574,303	4,918,988

			Total Unrealized Appreciation	$21,814,590

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$1,930,769	$7,627,706	$7,041,517

Expenses
Management fee	9,256,478	3,612,580	3,918,014
Brokerage commissions	2,144,028	150,542	100,695
Brokerage fees	1,491,895	—	—
Non-recurring fees and expenses	61,679	—	—

Total expenses	12,954,080	3,763,122	4,018,709

Net investment income (loss)	(11,023,311)	3,864,584	3,022,808

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	349,362,849	22,428,157	(3,149,395)
Swap agreements	(1,037,821,211)	121,742,316	24,906,389
Short-term U.S. government and agency obligations	159,318	18,336	(2,307)

Net realized gain (loss)	(688,299,044)	144,188,809	21,754,687

Change in net unrealized appreciation (depreciation) on
Futures contracts	143,798,464	14,805,876	(25,986,280)
Swap agreements	(3,572,395)	94,581,715	(135,005,486)
Short-term U.S. government and agency obligations	(11,697)	8,747	32,342

Change in net unrealized appreciation (depreciation)	140,214,372	109,396,338	(160,959,424)

Net realized and unrealized gain (loss)	(548,084,672)	253,585,147	(139,204,737)

Net income (loss)	$(559,107,983)	$257,449,731	$(136,181,929)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$309,844,582	$368,399,654	$524,445,526

Addition of 120,812,000, 1,362,000 and 984,000 shares, respectively (Note 1)	3,910,951,510	569,843,253	518,136,436
Redemption of 96,609,679, 1,882,000 and 742,000 shares, respectively (Note 1)	(2,758,948,859)	(885,848,056)	(538,000,379)

Net addition (redemption) of 24,202,321, (520,000) and 242,000 shares, respectively (Note 1)	1,152,002,651	(316,004,803)	(19,863,943)

Net investment income (loss)	(11,023,311)	3,864,584	3,022,808
Net realized gain (loss)	(688,299,044)	144,188,809	21,754,687
Change in net unrealized appreciation (depreciation)	140,214,372	109,396,338	(160,959,424)

Net income (loss)	(559,107,983)	257,449,731	(136,181,929)

Shareholders’ equity, end of period	$902,739,250	$309,844,582	$368,399,654

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(559,107,983)	$257,449,731	$(136,181,929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(629,750,456)	(3,985,480,476)	(15,528,795,124)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	611,325,152	4,072,626,713	15,714,465,442
Net amortization and accretion on short-term U.S. government and agency obligations	(1,310,006)	(6,731,717)	(6,627,281)
Net realized gain (loss) on investments	(159,318)	(18,336)	2,307
Change in unrealized appreciation (depreciation) on investments	3,584,092	(94,590,462)	134,973,144
Decrease (Increase) in receivable on futures contracts	(1,611,608)	190,440	2,051,561
Decrease (Increase) in interest receivable	101,833	(60,707)	(62,514)
Increase (Decrease) in payable to Sponsor	470,756	(29,037)	(128,585)
Increase (Decrease) in payable on futures contracts	(266,056)	(45,759)	311,815
Increase (Decrease) in non-recurring fees and expenses payable	37,042	—	—

Net cash provided by (used in) operating activities	(576,686,552)	243,310,390	180,008,836

Cash flow from financing activities
Proceeds from addition of shares	3,910,951,510	582,834,917	505,144,772
Payment on shares redeemed	(2,755,320,925)	(885,848,056)	(547,464,799)

Net cash provided by (used in) financing activities	1,155,630,585	(303,013,139)	(42,320,027)

Net increase (decrease) in cash	578,944,033	(59,702,749)	137,688,809
Cash, beginning of period	88,315,563	148,018,312	10,329,503

Cash, end of period	$667,259,596	$88,315,563	$148,018,312

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $29,999,585 and $27,528,924, respectively)	$29,999,889	$27,530,314
Cash	92,972,312	7,072,257
Segregated cash balances with brokers for futures contracts	44,320,410	10,546,805
Receivable on open futures contracts	13,775,851	37,024
Interest receivable	4,326	10,591

Total assets	181,072,788	45,196,991

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	11,132,546	—
Payable to Sponsor	139,455	36,786
Non-recurring fees and expenses payable	416	—

Total liabilities	11,272,417	36,786

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	169,800,371	45,160,205

Total liabilities and shareholders’ equity	$181,072,788	$45,196,991

Shares outstanding (Note 1)	8,087,527	537,815

Net asset value per share (Note 1)	$21.00	$83.97

Market value per share (Note 1) (Note 2)	$21.07	$83.40

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.085% due 01/07/21	$30,000,000	$29,999,889

Total short-term U.S. government and agency obligations (cost $29,999,585)		$29,999,889

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2021	13,444	$339,595,440	$6,500,721

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$6,000,000	$5,998,390
1.547% due 01/30/20	5,500,000	5,493,615
1.514% due 02/06/20	7,843,000	7,831,600
1.519% due 02/13/20	8,221,000	8,206,709

Total short-term U.S. government and agency obligations (cost $27,528,924)		$27,530,314

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2020	4,185	$90,312,300	$(2,652,228)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$206,527	$589,183	$489,924

Expenses
Management fee	674,810	297,043	305,706
Brokerage commissions	377,630	129,752	87,899
Brokerage fees	92,442	—	—
Non-recurring fees and expenses	1,545	—	—

Total expenses	1,146,427	426,795	393,605

Net investment income (loss)	(939,900)	162,388	96,319

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(53,327,855)	(32,380,194)	21,092,864
Short-term U.S. government and agency obligations	1,058	(24)	(31)

Net realized gain (loss)	(53,326,797)	(32,380,218)	21,092,833

Change in net unrealized appreciation (depreciation) on
Futures contracts	9,152,949	7,670,935	(17,548,973)
Short-term U.S. government and agency obligations	(1,086)	1,679	1,941

Change in net unrealized appreciation (depreciation)	9,151,863	7,672,614	(17,547,032)

Net realized and unrealized gain (loss)	(44,174,934)	(24,707,604)	3,545,801

Net income (loss)	$(45,114,834)	$(24,545,216)	$3,642,120

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$45,160,205	$14,617,440	$63,268,950

Addition of 16,685,000, 825,000 and 160,000 shares, respectively (Note 1)	457,281,516	115,544,309	53,884,378
Redemption of 9,135,288, 345,000 and 296,028 shares, respectively (Note 1)	(287,526,516)	(60,456,328)	(106,178,008)

Net addition (redemption) of 7,549,712, 480,000 and (136,028) shares, respectively (Note 1)	169,755,000	55,087,981	(52,293,630)

Net investment income (loss)	(939,900)	162,388	96,319
Net realized gain (loss)	(53,326,797)	(32,380,218)	21,092,833
Change in net unrealized appreciation (depreciation)	9,151,863	7,672,614	(17,547,032)

Net income (loss)	(45,114,834)	(24,545,216)	3,642,120

Shareholders’ equity, end of period	$169,800,371	$45,160,205	$14,617,440

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(45,114,834)	$(24,545,216)	$3,642,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(115,881,108)	(409,196,437)	(1,789,009,201)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	113,563,630	390,337,650	1,831,997,907
Net amortization and accretion on short-term U.S. government and agency obligations	(152,125)	(289,445)	(405,867)
Net realized gain (loss) on investments	(1,058)	24	31
Change in unrealized appreciation (depreciation) on investments	1,086	(1,679)	(1,941)
Decrease (Increase) in receivable on futures contracts	(13,738,827)	(37,024)	1,520,156
Decrease (Increase) in interest receivable	6,265	917	(11,508)
Increase (Decrease) in payable to Sponsor	102,669	12,673	(19,992)
Increase (Decrease) in payable on futures contracts	—	(3,309,741)	3,309,741
Increase (Decrease) in non-recurring fees and expenses payable	416	—	—

Net cash provided by (used in) operating activities	(61,213,886)	(47,028,278)	51,021,446

Cash flow from financing activities
Proceeds from addition of shares	457,281,516	118,073,066	51,682,061
Payment on shares redeemed	(276,393,970)	(60,456,328)	(110,389,802)

Net cash provided by (used in) financing activities	180,887,546	57,616,738	(58,707,741)

Net increase (decrease) in cash	119,673,660	10,588,460	(7,686,295)
Cash, beginning of period	17,619,062	7,030,602	14,716,897

Cash, end of period	$137,292,722	$17,619,062	$7,030,602

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ – and $3,970,204, respectively)	$—	$3,970,412
Cash	4,045,092	1,206,437
Segregated cash balances with brokers for foreign currency forward contracts	607,000	921,000
Unrealized appreciation on foreign currency forward contracts	89,103	109,997
Interest receivable	162	1,496

Total assets	4,741,357	6,209,342

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,625	4,918
Unrealized depreciation on foreign currency forward contracts	367	—
Non-recurring fees and expenses payable	15	—

Total liabilities	4,007	4,918

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,737,350	6,204,424

Total liabilities and shareholders’ equity	$4,741,357	$6,209,342

Shares outstanding	300,000	450,000

Net asset value per share	$15.79	$13.79

Market value per share (Note 2)	$15.81	$13.77

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/15/21	2,210,921	$2,701,671	$22,950
Euro with UBS AG	01/15/21	5,664,502	6,921,830	66,153

			Total Unrealized Appreciation	$89,103

Contracts to Sell
Euro with UBS AG	01/15/21	(122,000)	$(149,080)	$(367)

			Total Unrealized Depreciation	$(367)

^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(64% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$1,000,000	$999,732
1.547% due 01/30/20	1,000,000	998,839
1.514% due 02/06/20	964,000	962,599
1.519% due 02/13/20	1,011,000	1,009,242

Total short-term U.S. government and agency obligations (cost $3,970,204)		$3,970,412

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/10/20	5,436,377	$6,100,637	$54,679
Euro with UBS AG	01/10/20	5,589,416	6,272,376	55,318

			Total Unrealized Appreciation	$109,997

^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$16,819	$121,071	$112,904

Expenses
Management fee	44,302	62,543	82,081
Non-recurring fees and expenses	123	—	—

Total expenses	44,425	62,543	82,081

Net investment income (loss)	(27,606)	58,528	30,823

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	504,035	(722,691)	(1,063,823)
Short-term U.S. government and agency obligations	—	—	7

Net realized gain (loss)	504,035	(722,691)	(1,063,816)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(21,261)	52,059	(206,214)
Short-term U.S. government and agency obligations	(208)	215	353

Change in net unrealized appreciation (depreciation)	(21,469)	52,274	(205,861)

Net realized and unrealized gain (loss)	482,566	(670,417)	(1,269,677)

Net income (loss)	$454,960	$(611,889)	$(1,238,854)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$6,204,424	$7,544,569	$9,591,516

Addition of 250,000, 100,000 and 150,000 shares, respectively	3,616,577	1,422,682	2,653,492
Redemption of 400,000, 150,000 and 200,000 shares, respectively	(5,538,611)	(2,150,938)	(3,461,585)

Net addition (redemption) of (150,000), (50,000) and (50,000) shares, respectively	(1,922,034)	(728,256)	(808,093)

Net investment income (loss)	(27,606)	58,528	30,823
Net realized gain (loss)	504,035	(722,691)	(1,063,816)
Change in net unrealized appreciation (depreciation)	(21,469)	52,274	(205,861)

Net income (loss)	454,960	(611,889)	(1,238,854)

Shareholders’ equity, end of period	$4,737,350	$6,204,424	$7,544,569

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$454,960	$(611,889)	$(1,238,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,395,795)	(69,587,460)	(444,810,526)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,375,000	67,150,000	450,399,612
Net amortization and accretion on short-term U.S. government and agency obligations	(9,001)	(36,079)	(89,149)
Net realized gain (loss) on investments	—	—	(7)
Change in unrealized appreciation (depreciation) on investments	21,469	(52,274)	205,861
Decrease (Increase) in interest receivable	1,334	5,222	(6,718)
Increase (Decrease) in payable to Sponsor	(1,293)	(1,097)	(1,283)
Increase (Decrease) in non-recurring fees and expenses payable	15	—	—

Net cash provided by (used in) operating activities	4,446,689	(3,133,577)	4,458,936

Cash flow from financing activities
Proceeds from addition of shares	3,616,577	1,422,682	2,653,492
Payment on shares redeemed	(5,538,611)	(2,150,938)	(3,461,585)

Net cash provided by (used in) financing activities	(1,922,034)	(728,256)	(808,093)

Net increase (decrease) in cash	2,524,655	(3,861,833)	3,650,843
Cash, beginning of period	2,127,437	5,989,270	2,338,427

Cash, end of period	$4,652,092	$2,127,437	$5,989,270

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $74,998,283 and $66,174,584, respectively)	$74,999,467	$66,177,998
Cash	164,381,859	36,455,823
Segregated cash balances with brokers for futures contracts	11,581,250	2,070,900
Segregated cash balances with brokers for swap agreements	7,489,000	—
Unrealized appreciation on swap agreements	5,140,980	5,890,260
Receivable on open futures contracts	148,784	170,073
Interest receivable	6,531	45,921

Total assets	263,747,871	110,810,975

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	206,394	84,943
Non-recurring fees and expenses payable	1,004	—

Total liabilities	207,398	84,943

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	263,540,473	110,726,032

Total liabilities and shareholders’ equity	$263,747,871	$110,810,975

Shares outstanding	3,900,000	2,250,000

Net asset value per share	$67.57	$49.21

Market value per share (Note 2)	$68.20	$49.05

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(28% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.091% due 01/07/21 †	$50,000,000	$49,999,815
0.110% due 01/14/21 †	25,000,000	24,999,652

Total short-term U.S. government and agency obligations (cost $74,998,283)		$74,999,467

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2021	995	$188,562,450	$2,646,874
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/21	$116,501,753	$1,770,050
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/21	100,676,400	1,529,612
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/21	121,192,569	1,841,318

			Total Unrealized Appreciation	$5,140,980

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(60% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20 †	$14,000,000	$13,996,244
1.547% due 01/30/20 †	19,000,000	18,977,940
1.514% due 02/06/20	16,237,000	16,213,400
1.519% due 02/13/20	17,020,000	16,990,414

Total short-term U.S. government and agency obligations (cost $66,174,584)		$66,177,998

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2020	438	$66,711,780	$2,248,514
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/20	$60,437,683	$2,300,665
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/20	44,172,192	1,681,492
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/20	50,125,199	1,908,103

			Total Unrealized Appreciation	$5,890,260

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$594,847	$1,798,692	$1,437,347

Expenses
Management fee	1,916,092	884,410	811,581
Brokerage commissions	39,462	11,345	135
Brokerage fees	59,069	—	—
Non-recurring fees and expenses	4,754	—	—

Total expenses	2,019,377	895,755	811,716

Net investment income (loss)	(1,424,530)	902,937	625,631

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,738,126	2,697,508	(21,640)
Swap agreements	30,713,920	12,099,826	—
Forward agreements	—	4,790,603	(7,323,366)
Short-term U.S. government and agency obligations	—	402	(172)

Net realized gain (loss)	35,452,046	19,588,339	(7,345,178)

Change in net unrealized appreciation (depreciation) on
Futures contracts	398,360	2,175,844	67,190
Swap agreements	(749,280)	5,890,260	—
Forward agreements	—	(4,253,301)	606,946
Short-term U.S. government and agency obligations	(2,230)	2,887	6,050

Change in net unrealized appreciation (depreciation)	(353,150)	3,815,690	680,186

Net realized and unrealized gain (loss)	35,098,896	23,404,029	(6,664,992)

Net income (loss)	$33,674,366	$24,306,966	$(6,039,361)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$110,726,032	$83,523,294	$93,708,748

Addition of 3,500,000, 900,000 and 550,000 shares, respectively	227,961,338	38,466,355	20,994,687
Redemption of 1,850,000, 900,000 and 650,000 shares, respectively	(108,821,263)	(35,570,583)	(25,140,780)

Net addition (redemption) of 1,650,000, 0 and (100,000) shares, respectively	119,140,075	2,895,772	(4,146,093)

Net investment income (loss)	(1,424,530)	902,937	625,631
Net realized gain (loss)	35,452,046	19,588,339	(7,345,178)
Change in net unrealized appreciation (depreciation)	(353,150)	3,815,690	680,186

Net income (loss)	33,674,366	24,306,966	(6,039,361)

Shareholders’ equity, end of period	$263,540,473	$110,726,032	$83,523,294

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$33,674,366	$24,306,966	$(6,039,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(491,677,717)	(909,144,427)	(4,562,780,642)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	483,257,000	886,380,072	4,611,119,917
Net amortization and accretion on short-term U.S. government and agency obligations	(402,982)	(1,468,620)	(1,390,287)
Net realized gain (loss) on investments	—	(402)	172
Change in unrealized appreciation (depreciation) on investments	751,510	(1,639,846)	(612,996)
Decrease (Increase) in receivable on futures contracts	21,289	(170,073)	2,420
Decrease (Increase) in interest receivable	39,390	(30,618)	(15,303)
Increase (Decrease) in payable to Sponsor	121,451	20,500	(6,331)
Increase (Decrease) in payable on futures contracts	—	(7,990)	7,990
Increase (Decrease) in non-recurring fees and expenses payable	1,004	—	—

Net cash provided by (used in) operating activities	25,785,311	(1,754,438)	40,285,579

Cash flow from financing activities
Proceeds from addition of shares	227,961,338	38,466,355	20,994,687
Payment on shares redeemed	(108,821,263)	(39,283,237)	(21,428,126)

Net cash provided by (used in) financing activities	119,140,075	(816,882)	(433,439)

Net increase (decrease) in cash	144,925,386	(2,571,320)	39,852,140
Cash, beginning of period	38,526,723	41,098,043	1,245,903

Cash, end of period	$183,452,109	$38,526,723	$41,098,043

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $244,987,251 and $135,537,081, respectively)	$244,993,989	$135,544,101
Cash	301,951,458	71,876,942
Segregated cash balances with brokers for futures contracts	66,062,502	7,181,720
Segregated cash balances with brokers for swap agreements	78,388,000	—
Unrealized appreciation on swap agreements	56,752,666	25,135,898
Interest receivable	10,698	91,720

Total assets	748,159,313	239,830,381

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,312,939	398,936
Payable to Sponsor	539,986	176,603
Non-recurring fees and expenses payable	2,360	—

Total liabilities	2,855,285	575,539

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	745,304,028	239,254,842

Total liabilities and shareholders’ equity	$748,159,313	$239,830,381

Shares outstanding	14,696,526	7,546,526

Net asset value per share	$50.71	$31.70

Market value per share (Note 2)	$51.28	$31.65

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.094% due 01/07/21 †	$95,000,000	$94,999,649
0.110% due 01/14/21 †	50,000,000	49,999,305
0.113% due 01/28/21 †	50,000,000	49,997,835
0.112% due 02/04/21 †	50,000,000	49,997,200

Total short-term U.S. government and agency obligations (cost $244,987,251)		$244,993,989

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2021	3,971	$524,410,259	$37,190,212
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/21	$294,747,134	$18,010,776
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/21	211,716,341	12,930,574
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/21	239,421,584	12,353,706
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/21	220,234,368	13,457,610

			Total Unrealized Appreciation	$56,752,666

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(57% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20 †	$29,000,000	$28,992,219
1.547% due 01/30/20 †	40,000,000	39,953,560
1.514% due 02/06/20	32,568,000	32,520,662
1.519% due 02/13/20	34,137,000	34,077,660

Total short-term U.S. government and agency obligations (cost $135,537,081)		$135,544,101

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2020	1,316	$117,920,180	$5,724,549
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/20	$152,640,569	$10,329,244
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/20	83,225,484	5,925,755
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/20	124,680,616	8,880,899

			Total Unrealized Appreciation	$25,135,898

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$1,134,396	$3,823,565	$3,490,072

Expenses
Management fee	3,944,697	1,928,478	2,020,586
Brokerage commissions	141,650	38,814	307
Brokerage fees	215,791	3	—
Non-recurring fees and expenses	6,303	—	—

Total expenses	4,308,441	1,967,295	2,020,893

Net investment income (loss)	(3,174,045)	1,856,270	1,469,179

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	60,388,914	2,780,204	(32,131)
Swap agreements	86,825,518	(779,534)	—
Forward agreements	—	32,366,374	(57,456,395)
Short-term U.S. government and agency obligations	1,039	7,099	(1,203)

Net realized gain (loss)	147,215,471	34,374,143	(57,489,729)

Change in net unrealized appreciation (depreciation) on
Futures contracts	31,465,663	5,383,813	339,136
Swap agreements	31,616,768	25,135,898	—
Forward agreements	—	(26,301,717)	4,566,383
Short-term U.S. government and agency obligations	(282)	5,107	25,666

Change in net unrealized appreciation (depreciation)	63,082,149	4,223,101	4,931,185

Net realized and unrealized gain (loss)	210,297,620	38,597,244	(52,558,544)

Net income (loss)	$207,123,575	$40,453,514	$(51,089,365)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$239,254,842	$201,824,376	$258,244,696

Addition of 13,500,000, 2,300,000 and 2,100,000 shares, respectively	582,867,657	62,741,459	56,650,169
Redemption of 6,350,000, 2,400,000 and 2,150,000 shares, respectively	(283,942,046)	(65,764,507)	(61,981,124)

Net addition (redemption) of 7,150,000, (100,000) and (50,000) shares, respectively	298,925,611	(3,023,048)	(5,330,955)

Net investment income (loss)	(3,174,045)	1,856,270	1,469,179
Net realized gain (loss)	147,215,471	34,374,143	(57,489,729)
Change in net unrealized appreciation (depreciation)	63,082,149	4,223,101	4,931,185

Net income (loss)	207,123,575	40,453,514	(51,089,365)

Shareholders’ equity, end of period	$745,304,028	$239,254,842	$201,824,376

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$207,123,575	$40,453,514	$(51,089,365)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(874,359,829)	(1,737,254,759)	(7,425,415,370)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	765,701,010	1,728,644,437	7,540,649,737
Net amortization and accretion on short-term U.S. government and agency obligations	(790,312)	(3,125,767)	(3,423,994)
Net realized g a in (loss) on investments	(1,039)	(7,099)	1,203
Change in unrealized appreciation (depreciation) on investments	(31,616,486)	1,160,712	(4,592,049)
Decrease (Increase) in receivable on futures contracts	—	—	2,220
Decrease (Increase) in interest receivable	81,022	(75,414)	(16,306)
Increase (Decrease) in payable to Sponsor	363,383	26,984	(37,038)
Increase (Decrease) in payable on futures contracts	1,914,003	351,360	47,576
Increase (Decrease) in non-recurring fees and expenses payable	2,360	—	—

Net cash provided by (used in) operating activities	68,417,687	30,173,968	56,126,614

Cash flow from financing activities
Proceeds from addition of shares	582,867,657	62,741,459	56,650,169
Payment on shares redeemed	(283,942,046)	(65,764,507)	(65,335,975)

Net cash provided by (used in) financing activities	298,925,611	(3,023,048)	(8,685,806)

Net increase (decrease) in cash	367,343,298	27,150,920	47,440,808
Cash, beginning of period	79,058,662	51,907,742	4,466,934

Cash, end of period	$446,401,960	$79,058,662	$51,907,742

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $244,990,791 and $179,736,532, respectively)	$244,995,969	$179,749,262
Cash	181,991,996	179,318,928
Segregated cash balances with brokers for futures contracts	879,704,000	175,258,401
Segregated cash balances with brokers for swap agreements	7,976,000	6,984,000
Receivable from capital shares sold	49,086,388	87,500
Receivable on open futures contracts	16,422,512	20,666,579
Interest receivable	7,054	212,666

Total assets	1,380,183,919	562,277,336

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	22,424,475	34,019,820
Brokerage commissions and fees payable	485,039	—
Payable to Sponsor	1,040,582	411,729
Unrealized depreciation on swap agreements	24,807	209,784
Non-recurring fees and expenses payable	4,817	—

Total liabilities	23,979,720	34,641,333

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,356,204,199	527,636,003

Total liabilities and shareholders’ equity	$1,380,183,919	$562,277,336

Shares outstanding	127,130,912	41,630,912

Net asset value per share	$10.67	$12.67

Market value per share (Note 2)	$10.65	$12.89

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.088% due 01/07/21	$145,000,000	$144,999,464
0.110% due 01/14/21†	50,000,000	49,999,305
0.112% due 02/04/21	50,000,000	49,997,200

Total short-term U.S. government and agency obligations (cost $244,990,791)		$244,995,969

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2021	40,738	$964,472,150	$(31,701,350)
VIX Futures - Cboe, expires February 2021	40,764	1,042,539,300	(16,823,316)

			$(48,524,666)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	1.00%	01/27/21	$25,901,097	$(24,807)

			Total Unrealized Depreciation	$(24,807)

†	All or partial amount pledged as collateral for futures contracts.
^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(34% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.547% due 01/30/20 †	$83,000,000	$82,903,637
1.462% due 02/06/20 †	50,000,000	49,927,325
1.618% due 02/13/20 †	47,000,000	46,918,300

Total short-term U.S. government and agency obligations (cost $179,736,532)		$179,749,262

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2020	29,402	$430,004,250	$(44,377,309)
VIX Futures - Cboe, expires February 2020	20,358	338,451,750	(2,019,472)

			$(46,396,781)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	2.61%	01/29/20	$23,078,793	$(209,784)

			Total Unrealized Depreciation	$(209,784)

†	All or partial amount pledged as collateral for futures contracts.
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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$1,707,491	$7,903,309	$3,853,146

Expenses
Management fee	8,835,385	4,819,171	3,966,185
Brokerage commissions	3,620,606	2,936,813	3,032,632
Brokerage fees	2,860,084	24,765	—
Non-recurring fees and expenses	15,297	27,508	—

Total expenses	15,331,372	7,808,257	6,998,817

Net investment income (loss)	(13,623,881)	95,052	(3,145,671)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(634,239,605)	(561,156,010)	379,449,269
Swap agreements	1,997,567	(51,702,622)	10,551,473
Short-term U.S. government and agency obligations	—	18,591	(7,731)

Net realized gain (loss)	(632,242,038)	(612,840,041)	389,993,011

Change in net unrealized appreciation (depreciation) on
Futures contracts	(2,127,885)	(78,900,746)	66,970,085
Swap agreements	184,977	1,121,165	(1,330,949)
Short-term U.S. government and agency obligations	(7,552)	12,730	13,265

Change in net unrealized appreciation (depreciation)	(1,950,460)	(77,766,851)	65,652,401

Net realized and unrealized gain (loss)	(634,192,498)	(690,606,892)	455,645,412

Net income (loss)	$(647,816,379)	$(690,511,840)	$452,499,741

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$527,636,003	$214,304,871	$394,035,141

Addition of 154,050,000, 83,750,000 and 38,280,000 shares, respectively	3,359,993,617	2,454,259,697	2,228,542,993
Redemption of 68,550,000, 44,750,000 and 43,274,536 shares, respectively	(1,883,609,042)	(1,450,416,725)	(2,860,773,004)

Net addition (redemption) of 85,500,000, 39,000,000 and (4,994,536) shares, respectively	1,476,384,575	1,003,842,972	(632,230,011)

Net investment income (loss)	(13,623,881)	95,052	(3,145,671)
Net realized gain (loss)	(632,242,038)	(612,840,041)	389,993,011
Change in net unrealized appreciation (depreciation)	(1,950,460)	(77,766,851)	65,652,401

Net income (loss)	(647,816,379)	(690,511,840)	452,499,741

Shareholders’ equity, end of period	$1,356,204,199	$527,636,003	$214,304,871

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(647,816,379)	$(690,511,840)	$452,499,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(965,269,478)	(5,261,759,239)	(15,074,656,207)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	901,000,000	5,085,520,200	15,363,705,730
Net amortization and accretion on short-term U.S. government and agency obligations	(984,781)	(3,478,902)	(1,510,857)
Net realized gain (loss) on investments	—	(18,591)	7,731
Change in unrealized appreciation (depreciation) on investments	(177,425)	(1,133,895)	1,317,684
Decrease (Increase) in receivable on futures contracts	4,244,067	(9,259,562)	6,171,434
Decrease (Increase) in interest receivable	205,612	(106,359)	(106,307)
Increase (Decrease) in payable to Sponsor	628,853	208,827	(141,390)
Increase (Decrease) in brokerage commissions and fees payable	485,039	—	—
Increase (Decrease) in payable on futures contracts	(11,595,345)	27,274,674	6,745,146
Increase (Decrease) in non-recurring fees and expenses payable	4,817	—	—

Net cash provided by (used in) operating activities	(719,275,020)	(853,264,687)	754,032,705

Cash flow from financing activities
Proceeds from addition of shares	3,310,994,729	2,462,322,146	2,220,909,974
Payment on shares redeemed	(1,883,609,042)	(1,450,416,725)	(2,860,773,004)

Net cash provided by (used in) financing activities	1,427,385,687	1,011,905,421	(639,863,030)

Net increase (decrease) in cash	708,110,667	158,640,734	114,169,675
Cash, beginning of period	361,561,329	202,920,595	88,750,920

Cash, end of period	$1,069,671,996	$361,561,329	$202,920,595

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $1,808,030, respectively)	$—	$1,808,104
Cash	2,618,696	3,283,138
Segregated cash balances with brokers for foreign currency forward contracts	306,000	500,000
Unrealized appreciation on foreign currency forward contracts	67,235	—
Interest receivable	111	4,726

Total assets	2,992,042	5,595,968

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,384	4,475
Unrealized depreciation on foreign currency forward contracts	148	10,529
Non-recurring fees and expenses payable	11	—

Total liabilities	2,543	15,004

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,989,499	5,580,964

Total liabilities and shareholders’ equity	$2,992,042	$5,595,968

Shares outstanding	49,970	99,970

Net asset value per share	$59.83	$55.83

Market value per share (Note 2)	$59.82	$55.83

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/15/21	332,532,517	$3,220,935	$34,265
Yen with UBS AG	01/15/21	287,552,756	2,785,258	32,970

			Total Unrealized Appreciation	$67,235

Contracts to Sell
Yen with UBS AG	01/15/21	(2,700,000)	$(26,152)	$(148)

			Total Unrealized Depreciation	$(148)

^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.514% due 02/06/20	$884,000	$882,715
1.519% due 02/13/20	927,000	925,389

Total short-term U.S. government and agency obligations (cost $1,808,030)		$1,808,104

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/10/20	325,804,302	$2,999,073	$(2,404)
Yen with UBS AG	01/10/20	888,782,738	8,181,365	(7,841)

				$(10,245)

Contracts to Sell
Yen with UBS AG	01/10/20	(6,892,531)	$(63,447)	$(284)

				$(284)

			Total Unrealized Depreciation	$(10,529)

^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$9,427	$78,463	$26,930

Expenses
Management fee	27,655	39,949	27,913
Non-recurring fees and expenses	89	—	—

Total expenses	27,744	39,949	27,913

Net investment income (loss)	(18,317)	38,514	(983)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	95,324	58,152	(170,364)
Short-term U.S. government and agency obligations	—	(162)	—

Net realized gain (loss)	95,324	57,990	(170,364)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	77,616	(187,640)	211,935
Short-term U.S. government and agency obligations	(74)	74	283

Change in net unrealized appreciation (depreciation)	77,542	(187,566)	212,218

Net realized and unrealized gain (loss)	172,866	(129,576)	41,854

Net income (loss)	$154,549	$(91,062)	$40,871

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$5,580,964	$5,751,716	$2,864,269

Addition of –, 200,000 and 50,000 shares, respectively	—	11,322,305	2,846,576
Redemption of 50,000, 200,000 and – shares, respectively	(2,746,014)	(11,401,995)	—

Net addition (redemption) of (50,000), – and 50,000 shares, respectively	(2,746,014)	(79,690)	2,846,576

Net investment income (loss)	(18,317)	38,514	(983)
Net realized gain (loss)	95,324	57,990	(170,364)
Change in net unrealized appreciation (depreciation)	77,542	(187,566)	212,218

Net income (loss)	154,549	(91,062)	40,871

Shareholders’ equity, end of period	$2,989,499	$5,580,964	$5,751,716

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$154,549	$(91,062)	$40,871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(99,700)	(42,675,552)	(41,486,414)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,911,000	40,888,736	43,500,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,270)	(21,376)	(15,370)
Net realized gain (loss) on investments	—	162	—
Change in unrealized appreciation (depreciation) on investments	(77,542)	187,566	(212,218)
Decrease (Increase) in interest receivable	4,615	(785)	(3,941)
Increase (Decrease) in payable to Sponsor	(2,091)	2,032	131
Increase (Decrease) in non-recurring fees and expenses payable	11	—	—

Net cash provided by (used in) operating activities	1,887,572	(1,710,279)	1,823,059

Cash flow from financing activities
Proceeds from addition of shares	—	14,168,881	—
Payment on shares redeemed	(2,746,014)	(11,401,995)	—

Net cash provided by (used in) financing activities	(2,746,014)	2,766,886	—

Net increase (decrease) in cash	(858,442)	1,056,607	1,823,059
Cash, beginning of period	3,783,138	2,726,531	903,472

Cash, end of period	$2,924,696	$3,783,138	$2,726,531

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $3,931,268, respectively)	$—	$3,931,474
Cash	2,133,707	1,506,673
Segregated cash balances with brokers for futures contracts	100,320	211,200
Interest receivable	119	1,707

Total assets	2,234,146	5,651,054

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	9,118	37,725
Payable to Sponsor	2,370	4,717
Non-recurring fees and expenses payable	19	—

Total liabilities	11,507	42,442

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,222,639	5,608,612

Total liabilities and shareholders’ equity	$2,234,146	$5,651,054

Shares outstanding	50,000	100,000

Net asset value per share	$44.45	$56.09

Market value per share (Note 2)	$43.89	$55.88

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires March 2021	57	$4,389,000	$(138,950)
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(70% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$1,000,000	$999,732
1.547% due 01/30/20	1,000,000	998,839
1.514% due 02/06/20	945,000	943,626
1.519% due 02/13/20	991,000	989,277

Total short-term U.S. government and agency obligations (cost $3,931,268)		$3,931,474

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires March 2020	160	$11,260,800	$(224,000)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$20,907	$159,039	$119,098

Expenses
Management fee	52,950	72,858	75,944
Brokerage commissions	4,429	5,856	6,408
Non-recurring fees and expenses	196	—	—

Total expenses	57,575	78,714	82,352

Net investment income (loss)	(36,668)	80,325	36,746

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,032,184)	833,171	128,451
Short-term U.S. government and agency obligations	—	28	(247)

Net realized gain (loss)	(1,032,184)	833,199	128,204

Change in net unrealized appreciation (depreciation) on
Futures contracts	85,050	(735,825)	1,405,045
Short-term U.S. government and agency obligations	(206)	217	983

Change in net unrealized appreciation (depreciation)	84,844	(735,608)	1,406,028

Net realized and unrealized gain (loss)	(947,340)	97,591	1,534,232

Net income (loss)	$(984,008)	$177,916	$1,570,978

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$5,608,612	$11,060,333	$13,702,102

Addition of –, 50,000 and 100,000 shares, respectively	—	3,004,977	5,028,505
Redemption of 50,000, 150,000 and 200,000 shares, respectively	(2,401,965)	(8,634,614)	(9,241,252)

Net addition (redemption) of (50,000), (100,000) and (100,000) shares, respectively	(2,401,965)	(5,629,637)	(4,212,747)

Net investment income (loss)	(36,668)	80,325	36,746
Net realized gain (loss)	(1,032,184)	833,199	128,204
Change in net unrealized appreciation (depreciation)	84,844	(735,608)	1,406,028

Net income (loss)	(984,008)	177,916	1,570,978

Shareholders’ equity, end of period	$2,222,639	$5,608,612	$11,060,333

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(984,008)	$177,916	$1,570,978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(498,498)	(132,612,765)	(304,025,708)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,436,000	129,028,715	315,798,003
Net amortization and accretion on short-term U.S. government and agency obligations	(6,234)	(47,642)	(87,192)
Net realized gain (loss) on investments	—	(28)	247
Change in unrealized appreciation (depreciation) on investments	206	(217)	(983)
Decrease (Increase) in receivable on futures contracts	—	6,300	(6,300)
Decrease (Increase) in interest receivable	1,588	6,768	(8,475)
Increase (Decrease) in payable to Sponsor	(2,347)	(3,643)	(2,889)
Increase (Decrease) in payable on futures contracts	(28,607)	37,725	(52,950)
Increase (Decrease) in non-recurring fees and expenses payable	19	—	—

Net cash provided by (used in) operating activities	2,918,119	(3,406,871)	13,184,731

Cash flow from financing activities
Proceeds from addition of shares	—	3,004,977	5,028,505
Payment on shares redeemed	(2,401,965)	(8,634,614)	(9,241,252)

Net cash provided by (used in) financing activities	(2,401,965)	(5,629,637)	(4,212,747)

Net increase (decrease) in cash	516,154	(9,036,508)	8,971,984
Cash, beginning of period	1,717,873	10,754,381	1,782,397

Cash, end of period	$2,234,027	$1,717,873	$10,754,381

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $62,196,121, respectively)	$—	$62,199,283
Cash	74,317,150	50,856,757
Segregated cash balances with brokers for futures contracts	22,608,223	7,239,420
Segregated cash balances with brokers for swap agreements	188,000	3,813,000
Receivable from capital shares sold	—	4,267,015
Receivable on open futures contracts	60,902	1,144,404
Interest receivable	3,299	54,165

Total assets	97,177,574	129,574,044

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	257,410	—
Payable to Sponsor	80,580	88,432
Unrealized depreciation on swap agreements	—	4,033,931
Non-recurring fees and expenses payable	351	—

Total liabilities	338,341	4,122,363

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	96,839,233	125,451,681

Total liabilities and shareholders’ equity	$97,177,574	$129,574,044

Shares outstanding	8,339,884	10,289,884

Net asset value per share	$11.61	$12.19

Market value per share (Note 2)	$11.64	$12.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2021	1,373	$66,768,990	$(3,556,290)
WTI Crude Oil - NYMEX, expires June 2021	1,326	64,483,380	(6,787,790)
WTI Crude Oil - NYMEX, expires December 2021	1,309	62,413,120	(4,292,733)

			$(14,636,813)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$13,000,000	$12,996,512
1.547% due 01/30/20 †	15,000,000	14,982,585
1.514% due 02/06/20	16,734,000	16,709,677
1.519% due 02/13/20 †	17,541,000	17,510,509

Total short-term U.S. government and agency obligations (cost $62,196,121)		$62,199,283

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2020	1,864	$113,275,280	$(3,118,689)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg WTI Crude Oil Subindex	0.18%	01/06/20	$(39,727,981)	$(1,401,797)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	(37,407,865)	(793,395)
Swap agreement with Royal Bank of Canada based on Bloomberg WTI Crude Oil Subindex	0.23	01/06/20	(31,487,418)	(815,341)
Swap agreement with Societe Generale based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	(9,213,127)	(325,459)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/20	(19,757,339)	(697,939)

			Total Unrealized Depreciation	$(4,033,931)

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$268,844	$1,570,676	$2,758,399

Expenses
Management fee	1,021,787	769,401	1,663,576
Brokerage commissions	548,380	91,476	56,193
Brokerage fees	161,612	—	—
Non-recurring fees and expenses	5,243	—	—

Total expenses	1,737,022	860,877	1,719,769

Net investment income (loss)	(1,468,178)	709,799	1,038,630

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(28,626,990)	(13,850,702)	(3,836,970)
Swap agreements	41,576,107	(400,998)	(38,203,116)
Short-term U.S. government and agency obligations	(20)	4,244	103

Net realized gain (loss)	12,949,097	(14,247,456)	(42,039,983)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(11,518,124)	(6,390,844)	7,234,803
Swap agreements	4,033,931	(24,680,657)	51,253,868
Short-term U.S. government and agency obligations	(3,162)	2,755	22,739

Change in net unrealized appreciation (depreciation)	(7,487,355)	(31,068,746)	58,511,410

Net realized and unrealized gain (loss)	5,461,742	(45,316,202)	16,471,427

Net income (loss)	$3,993,564	$(44,606,403)	$17,510,057

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$125,451,681	$114,377,311	$225,843,284

Addition of 37,500,000, 25,950,000 and 13,300,000 shares, respectively	893,616,857	397,696,425	247,024,351
Redemption of 39,450,000, 19,500,000 and 18,750,000 shares, respectively	(926,222,869)	(342,015,652)	(376,000,381)

Net addition (redemption) of (1,950,000), 6,450,000 and (5,450,000) shares, respectively	(32,606,012)	55,680,773	(128,976,030)

Net investment income (loss)	(1,468,178)	709,799	1,038,630
Net realized gain (loss)	12,949,097	(14,247,456)	(42,039,983)
Change in net unrealized appreciation (depreciation)	(7,487,355)	(31,068,746)	58,511,410

Net income (loss)	3,993,564	(44,606,403)	17,510,057

Shareholders’ equity, end of period	$96,839,233	$125,451,681	$114,377,311

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$3,993,564	$(44,606,403)	$17,510,057
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(32,897,274)	(1,412,477,845)	(6,792,763,547)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	95,246,647	1,379,275,846	7,020,979,617
Net amortization and accretion on short-term U.S. government and agency obligations	(153,272)	(1,022,751)	(2,513,939)
Net realized gain (loss) on investments	20	(4,244)	(103)
Change in unrealized appreciation (depreciation) on investments	(4,030,769)	24,677,902	(51,276,607)
Decrease (Increase) in receivable on futures contracts	1,083,502	(711,777)	(432,627)
Decrease (Increase) in interest receivable	50,866	(17,737)	(36,428)
Increase (Decrease) in payable to Sponsor	(7,852)	10	(102,279)
Increase (Decrease) in payable on futures contracts	257,410	(48,600)	(645,187)
Increase (Decrease) in non-recurring fees and expenses payable	351	—	—

Net cash provided by (used in) operating activities	63,543,193	(54,935,599)	190,718,957

Cash flow from financing activities
Proceeds from addition of shares	897,883,872	418,888,295	221,565,466
Payment on shares redeemed	(926,222,869)	(342,015,652)	(376,000,381)

Net cash provided by (used in) financing activities	(28,338,997)	76,872,643	(154,434,915)

Net increase (decrease) in cash	35,204,196	21,937,044	36,284,042
Cash, beginning of period	61,909,177	39,972,133	3,688,091

Cash, end of period	$97,113,373	$61,909,177	$39,972,133

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,999,612 and $5,154,603, respectively)	$9,999,861	$5,154,876
Cash	12,600,775	4,438,331
Segregated cash balances with brokers for futures contracts	6,546,607	2,932,560
Interest receivable	548	6,522

Total assets	29,147,791	12,532,289

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,604,177	—
Payable on open futures contracts	1,543,700	6,826
Payable to Sponsor	22,029	9,860
Non-recurring fees and expenses payable	140	—

Total liabilities	4,170,046	16,686

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,977,745	12,515,603

Total liabilities and shareholders’ equity	$29,147,791	$12,532,289

Shares outstanding	524,832	324,832

Net asset value per share	$47.59	$38.53

Market value per share (Note 2)	$47.38	$38.82

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.110% due 01/14/21	$10,000,000	$9,999,861

Total short-term U.S. government and agency obligations (cost $9,999,612)		$9,999,861

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2021	1,978	$49,964,280	$379,310

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(41% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.629% due 01/09/20	$1,600,000	$1,599,571
1.514% due 02/06/20	1,739,000	1,736,472
1.519% due 02/13/20	1,822,000	1,818,833

Total short-term U.S. government and agency obligations (cost $5,154,603)		$5,154,876

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2020	1,160	$25,032,800	$672,329

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$59,046	$167,939	$121,027

Expenses
Management fee	308,058	83,978	84,418
Brokerage commissions	250,422	54,544	41,063
Brokerage fees	49,672	—	—
Non-recurring fees and expenses	485	—	—

Total expenses	608,637	138,522	125,481

Net investment income (loss)	(549,591)	29,417	(4,454)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	21,345	19,286,567	(14,147,964)
Short-term U.S. government and agency obligations	(491)	—	—

Net realized gain (loss)	20,854	19,286,567	(14,147,964)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(293,019)	(10,165,660)	11,935,038
Short-term U.S. government and agency obligations	(24)	274	(85)

Change in net unrealized appreciation (depreciation)	(293,043)	(10,165,386)	11,934,953

Net realized and unrealized gain (loss)	(272,189)	9,121,181	(2,213,011)

Net income (loss)	$(821,780)	$9,150,598	$(2,217,465)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$12,515,603	$17,825,441	$6,902,743

Addition of 6,250,000, 1,200,000 and 2,500,000 shares, respectively	270,470,683	30,089,484	53,822,972
Redemption of 6,050,000, 1,700,000 and 1,850,000 shares, respectively	(257,186,761)	(44,549,920)	(40,682,809)

Net addition (redemption) of 200,000, (500,000) and 650,000 shares, respectively	13,283,922	(14,460,436)	13,140,163

Net investment income (loss)	(549,591)	29,417	(4,454)
Net realized gain (loss)	20,854	19,286,567	(14,147,964)
Change in net unrealized appreciation (depreciation)	(293,043)	(10,165,386)	11,934,953

Net income (loss)	(821,780)	9,150,598	(2,217,465)

Shareholders’ equity, end of period	$24,977,745	$12,515,603	$17,825,441

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(821,780)	$9,150,598	$(2,217,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(54,978,482)	(202,154,543)	(695,820,495)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	50,159,669	197,350,000	699,600,000
Net amortization and accretion on short-term U.S. government and agency obligations	(26,687)	(50,345)	(79,553)
Net realized gain (loss) on investments	491	—	—
Change in unrealized appreciation (depreciation) on investments	24	(274)	85
Decrease (Increase) in receivable on futures contracts	—	3,096,239	(3,096,239)
Decrease (Increase) in interest receivable	5,974	4,857	(11,379)
Increase (Decrease) in payable to Sponsor	12,169	(6,665)	13,415
Increase (Decrease) in payable on futures contracts	1,536,874	6,826	(104,104)
Increase (Decrease) in non-recurring fees and expenses payable	140	—	—

Net cash provided by (used in) operating activities	(4,111,608)	7,396,693	(1,715,735)

Cash flow from financing activities
Proceeds from addition of shares	270,470,683	30,089,484	53,822,972
Payment on shares redeemed	(254,582,584)	(48,871,508)	(36,361,221)

Net cash provided by (used in) financing activities	15,888,099	(18,782,024)	17,461,751

Net increase (decrease) in cash	11,776,491	(11,385,331)	15,746,016
Cash, beginning of period	7,370,891	18,756,222	3,010,206

Cash, end of period	$19,147,382	$7,370,891	$18,756,222

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,999,612 and $78,586,073, respectively)	$9,999,861	$78,590,100
Cash	42,133,228	44,280,278
Segregated cash balances with brokers for foreign currency forward contracts	1,999,000	—
Unrealized appreciation on foreign currency forward contracts	5,705	115,751
Interest receivable	2,148	60,723

Total assets	54,139,942	123,046,852

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	43,974	99,508
Unrealized depreciation on foreign currency forward contracts	1,142,409	2,366,171
Non-recurring fees and expenses payable	220	—

Total liabilities	1,186,603	2,465,679

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	52,953,339	120,581,173

Total liabilities and shareholders’ equity	$54,139,942	$123,046,852

Shares outstanding	2,350,000	4,500,000

Net asset value per share	$22.53	$26.80

Market value per share (Note 2)	$22.52	$26.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.110% due 01/14/21 †	$10,000,000	$9,999,861

Total short-term U.S. government and agency obligations (cost $9,999,612)		$9,999,861

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	01/15/21	13,080,000	$15,983,316	$5,705

			Total Unrealized Appreciation	$5,705

Contracts to Sell
Euro with Goldman Sachs International	01/15/21	(37,401,263)	$(45,703,079)	$(388,233)
Euro with UBS AG	01/15/21	(62,356,199)	(76,197,167)	(754,176)

			Total Unrealized Depreciation	$(1,142,409)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(65% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$16,000,000	$15,995,707
1.547% due 01/30/20 †	22,000,000	21,974,458
1.514% due 02/06/20	19,864,000	19,835,128
1.519% due 02/13/20 †	20,821,000	20,784,807

Total short-term U.S. government and agency obligations (cost $78,586,073)		$78,590,100

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	01/10/20	19,396,955	$21,767,031	$115,751

			Total Unrealized Appreciation	$115,751

Contracts to Sell
Euro with Goldman Sachs International	01/10/20	(112,762,143)	$(126,540,324)	$(1,134,162)
Euro with UBS AG	01/10/20	(122,358,446)	(137,309,180)	(1,232,009)

			Total Unrealized Depreciation	$(2,366,171)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of December 31, 2019. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$499,520	$2,822,207	$3,045,321

Expenses
Management fee	783,692	1,293,377	1,720,827
Non-recurring fees and expenses	2,842	—	—

Total expenses	786,534	1,293,377	1,720,827

Net investment income (loss)	(287,014)	1,528,830	1,324,494

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(10,979,325)	13,745,299	18,953,455
Short-term U.S. government and agency obligations	(14)	1,909	(219)

Net realized gain (loss)	(10,979,339)	13,747,208	18,953,236

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,113,716	(754,616)	4,848,465
Short-term U.S. government and agency obligations	(3,778)	1,179	20,890

Change in net unrealized appreciation (depreciation)	1,109,938	(753,437)	4,869,355

Net realized and unrealized gain (loss)	(9,869,401)	12,993,771	23,822,591

Net income (loss)	$(10,156,415)	$14,522,601	$25,147,085

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$120,581,173	$154,120,159	$202,548,197

Addition of 1,500,000, 1,050,000 and 1,700,000 shares, respectively	37,753,355	27,861,560	37,244,830
Redemption of 3,650,000, 2,900,000 and 4,900,000 shares, respectively	(95,224,774)	(75,923,147)	(110,819,953)

Net addition (redemption) of (2,150,000), (1,850,000) and (3,200,000) shares, respectively	(57,471,419)	(48,061,587)	(73,575,123)

Net investment income (loss)	(287,014)	1,528,830	1,324,494
Net realized gain (loss)	(10,979,339)	13,747,208	18,953,236
Change in net unrealized appreciation (depreciation)	1,109,938	(753,437)	4,869,355

Net income (loss)	(10,156,415)	14,522,601	25,147,085

Shareholders’ equity, end of period	$52,953,339	$120,581,173	$154,120,159

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(10,156,415)	$14,522,601	$25,147,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(198,751,004)	(1,454,451,994)	(5,771,042,956)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	267,684,953	1,500,077,958	5,856,785,001
Net amortization and accretion on short-term U.S. government and agency obligations	(347,502)	(2,411,291)	(2,752,893)
Net realized gain (loss) on investments	14	(1,909)	219
Change in unrealized appreciation (depreciation) on investments	(1,109,938)	753,437	(4,869,355)
Decrease (Increase) in interest receivable	58,575	(44,724)	(15,999)
Increase (Decrease) in payable to Sponsor	(55,534)	(29,188)	(42,899)
Increase (Decrease) in non-recurring fees and expenses payable	220	—	—

Net cash provided by (used in) operating activities	57,323,369	58,414,890	103,208,203

Cash flow from financing activities
Proceeds from addition of shares	37,753,355	27,861,560	37,244,830
Payment on shares redeemed	(95,224,774)	(78,350,167)	(108,392,933)

Net cash provided by (used in) financing activities	(57,471,419)	(50,488,607)	(71,148,103)

Net increase (decrease) in cash	(148,050)	7,926,283	32,060,100
Cash, beginning of period	44,280,278	36,353,995	4,293,895

Cash, end of period	$44,132,228	$44,280,278	$36,353,995

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $12,354,582, respectively)	$—	$12,355,192
Cash	16,935,121	8,993,715
Segregated cash balances with brokers for futures contracts	1,503,750	358,200
Segregated cash balances with brokers for swap agreements	2,194,500	544,000
Receivable on open futures contracts	1,317	—
Interest receivable	742	11,691

Total assets	20,635,430	22,262,798

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	12,410	25,211
Payable to Sponsor	16,835	17,218
Unrealized depreciation on swap agreements	268,728	1,172,809
Non-recurring fees and expenses payable	81	—

Total liabilities	298,054	1,215,238

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,337,376	21,047,560

Total liabilities and shareholders’ equity	$20,635,430	$22,262,798

Shares outstanding	646,977	396,977

Net asset value per share	$31.43	$53.02

Market value per share (Note 2)	$31.14	$53.21

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2021	123	$23,309,730	$(196,930)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/21	$(5,159,914)	$(80,068)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/06/21	(5,337,170)	(82,645)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/21	(6,832,076)	(106,015)

			Total Unrealized Depreciation	$(268,728)

^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(59% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.607% due 01/09/20	$2,000,000	$1,999,463
1.547% due 01/30/20 †	3,000,000	2,996,517
1.514% due 02/06/20	3,599,000	3,593,769
1.519% due 02/13/20 †	3,772,000	3,765,443

Total short-term U.S. government and agency obligations (cost $12,354,582)		$12,355,192

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2020	76	$11,575,560	$(391,570)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/20	$(13,940,590)	$(534,714)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/06/20	(6,884,579)	(263,870)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/20	(9,756,431)	(374,225)

			Total Unrealized Depreciation	$(1,172,809)

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$67,722	$380,158	$423,926

Expenses
Management fee	177,762	188,089	252,524
Brokerage commissions	7,882	5,355	61
Brokerage fees	5,130	—	—
Non-recurring fees and expenses	580	—	—

Total expenses	191,354	193,444	252,585

Net investment income (loss)	(123,632)	186,714	171,341

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,905,387)	(1,183,722)	21,620
Swap agreements	(6,214,091)	(2,891,389)	—
Forward agreements	—	(1,118,149)	1,301,959
Short-term U.S. government and agency obligations	—	692	152

Net realized gain (loss)	(11,119,478)	(5,192,568)	1,323,731

Change in net unrealized appreciation (depreciation) on
Futures contracts	194,640	(359,790)	(26,320)
Swap agreements	904,081	(1,172,809)	—
Forward agreements	—	990,786	497,473
Short-term U.S. government and agency obligations	(610)	822	1,514

Change in net unrealized appreciation (depreciation)	1,098,111	(540,991)	472,667

Net realized and unrealized gain (loss)	(10,021,367)	(5,733,559)	1,796,398

Net income (loss)	$(10,144,999)	$(5,546,845)	$1,967,739

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$21,047,560	$18,098,997	$31,497,410

Addition of 1,650,000, 600,000 and 250,000 shares, respectively	56,542,664	39,522,691	16,527,151
Redemption of 1,400,000, 450,001 and 450,000 shares, respectively	(47,107,849)	(31,027,283)	(31,893,303)

Net addition (redemption) of 250,000, 149,999 and (200,000) shares, respectively	9,434,815	8,495,408	(15,366,152)

Net investment income (loss)	(123,632)	186,714	171,341
Net realized gain (loss)	(11,119,478)	(5,192,568)	1,323,731
Change in net unrealized appreciation (depreciation)	1,098,111	(540,991)	472,667

Net income (loss)	(10,144,999)	(5,546,845)	1,967,739

Shareholders’ equity, end of period	$20,337,376	$21,047,560	$18,098,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(10,144,999)	$(5,546,845)	$1,967,739
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(19,981,049)	(348,134,747)	(1,471,021,129)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	32,371,000	339,976,425	1,499,398,357
Net amortization and accretion on short-term U.S. government and agency obligations	(35,369)	(205,793)	(387,225)
Net realized gain (loss) on investments	—	(692)	(152)
Change in unrealized appreciation (depreciation) on investments	(903,471)	181,201	(498,987)
Decrease (Increase) in receivable on futures contracts	(1,317)	1,700	(1,700)
Decrease (Increase) in interest receivable	10,949	(1,191)	(10,500)
Increase (Decrease) in payable to Sponsor	(383)	1,906	(9,944)
Increase (Decrease) in payable on futures contracts	(12,801)	25,211	(2,420)
Increase (Decrease) in non-recurring fees and expenses payable	81	—	—

Net cash provided by (used in) operating activities	1,302,641	(13,702,825)	29,434,039

Cash flow from financing activities
Proceeds from addition of shares	56,542,664	39,522,691	16,527,151
Payment on shares redeemed	(47,107,849)	(31,027,283)	(31,893,303)

Net cash provided by (used in) financing activities	9,434,815	8,495,408	(15,366,152)

Net increase (decrease) in cash	10,737,456	(5,207,417)	14,067,887
Cash, beginning of period	9,895,915	15,103,332	1,035,445

Cash, end of period	$20,633,371	$9,895,915	$15,103,332

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $9,162,163, respectively)	$—	$9,162,867
Cash	18,919,314	5,300,012
Segregated cash balances with brokers for futures contracts	1,503,250	148,200
Segregated cash balances with brokers for swap agreements	11,732,485	1,198,000
Receivable on open futures contracts	39,445	4,800
Interest receivable	814	4,326

Total assets	32,195,308	15,818,205

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	86,282	18,516
Payable to Sponsor	25,557	11,622
Unrealized depreciation on swap agreements	3,197,561	1,953,904
Non-recurring fees and expenses payable	133	—

Total liabilities	3,309,533	1,984,042

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	28,885,775	13,834,163

Total liabilities and shareholders’ equity	$32,195,308	$15,818,205

Shares outstanding	4,166,976	516,976

Net asset value per share	$6.93	$26.76

Market value per share (Note 2)	$6.85	$26.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2021	89	$11,753,339	$(220,076)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/21	$(19,685,715)	$(1,208,988)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/06/21	(15,107,629)	(927,829)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/21	(3,402,233)	(579,421)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/21	(7,837,258)	(481,323)

			Total Unrealized Depreciation	$(3,197,561)

^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2020, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$52,402	$279,294	$309,090

Expenses
Management fee	237,140	139,668	196,546
Brokerage commissions	22,323	7,713	72
Brokerage fees	14,141	—	—
Non-recurring fees and expenses	454	—	—

Total expenses	274,058	147,381	196,618

Net investment income (loss)	(221,656)	131,913	112,472

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,571,982)	(409,222)	19,939
Swap agreements	(12,277,833)	(1,991,050)	—
Forward agreements	—	(2,144,498)	5,005,037
Short-term U.S. government and agency obligations	—	226	(2,031)

Net realized gain (loss)	(16,849,815)	(4,544,544)	5,022,945

Change in net unrealized appreciation (depreciation) on
Futures contracts	(137,895)	(37,264)	(43,267)
Swap agreements	(1,243,657)	(1,953,904)	—
Forward agreements	—	1,793,011	(76,848)
Short-term U.S. government and agency obligations	(704)	727	2,924

Change in net unrealized appreciation (depreciation)	(1,382,256)	(197,430)	(117,191)

Net realized and unrealized gain (loss)	(18,232,071)	(4,741,974)	4,905,754

Net income (loss)	$(18,453,727)	$(4,610,061)	$5,018,226

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$13,834,163	$11,768,863	$14,806,259

Addition of 13,700,000, 1,000,000 and 800,000 shares, respectively	135,806,096	35,269,175	27,656,086
Redemption of 10,050,000, 800,000 and 950,000 shares, respectively	(102,300,757)	(28,593,814)	(35,711,708)

Net addition (redemption) of 3,650,000, 200,000 and (150,000) shares, respectively	33,505,339	6,675,361	(8,055,622)

Net investment income (loss)	(221,656)	131,913	112,472
Net realized gain (loss)	(16,849,815)	(4,544,544)	5,022,945
Change in net unrealized appreciation (depreciation)	(1,382,256)	(197,430)	(117,191)

Net income (loss)	(18,453,727)	(4,610,061)	5,018,226

Shareholders’ equity, end of period	$28,885,775	$13,834,163	$11,768,863

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(18,453,727)	$(4,610,061)	$5,018,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(19,382,699)	(259,643,345)	(906,025,439)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	28,574,000	253,938,061	921,367,007
Net amortization and accretion on short-term U.S. government and agency obligations	(29,138)	(161,864)	(285,580)
Net realized gain (loss) on investments	—	(226)	2,031
Change in unrealized appreciation (depreciation) on investments	1,244,361	160,166	73,924
Decrease (Increase) in receivable on futures contracts	(34,645)	(4,800)	—
Decrease (Increase) in interest receivable	3,512	3,521	(7,847)
Increase (Decrease) in payable to Sponsor	13,935	507	(5,971)
Increase (Decrease) in payable on futures contracts	67,766	12,796	3,500
Increase (Decrease) in non-recurring fees and expenses payable	133	—	—

Net cash provided by (used in) operating activities	(7,996,502)	(10,305,245)	20,139,851

Cash flow from financing activities
Proceeds from addition of shares	135,806,096	35,269,175	27,656,086
Payment on shares redeemed	(102,300,757)	(28,593,814)	(38,883,485)

Net cash provided by (used in) financing activities	33,505,339	6,675,361	(11,227,399)

Net increase (decrease) in cash	25,508,837	(3,629,884)	8,912,452
Cash, beginning of period	6,646,212	10,276,096	1,363,644

Cash, end of period	$32,155,049	$6,646,212	$10,276,096

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $25,541,523, respectively)	$—	$25,542,823
Cash	21,470,564	12,507,112
Segregated cash balances with brokers for foreign currency forward contracts	2,804,000	—
Unrealized appreciation on foreign currency forward contracts	7,008	95,899
Interest receivable	914	19,330

Total assets	24,282,486	38,165,164

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	19,348	32,844
Unrealized depreciation on foreign currency forward contracts	571,974	—
Non-recurring fees and expenses payable	94	—

Total liabilities	591,416	32,844

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,691,070	38,132,320

Total liabilities and shareholders’ equity	$24,282,486	$38,165,164

Shares outstanding	349,290	499,290

Net asset value per share	$67.83	$76.37

Market value per share (Note 2)	$67.81	$76.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	01/15/21	315,800,000	$3,058,862	$7,008

			Total Unrealized Appreciation	$7,008

Contracts to Sell
Yen with Goldman Sachs International	01/15/21	(2,009,085,165)	$(19,460,150)	$(207,021)
Yen with UBS AG	01/15/21	(3,196,558,875)	(30,962,109)	(364,953)

			Total Unrealized Depreciation	$(571,974)

^
The positions and counterparties herein are as of December 31, 2020. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$139,822	$1,007,112	$1,399,342

Expenses
Management fee	268,213	451,638	791,468
Non-recurring fees and expenses	811	—	—

Total expenses	269,024	451,638	791,468

Net investment income (loss)	(129,202)	555,474	607,874

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,619,441)	(1,979,140)	2,111,627
Short-term U.S. government and agency obligations	—	(539)	3

Net realized gain (loss)	(2,619,441)	(1,979,679)	2,111,630

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(660,865)	3,219,643	(4,651,007)
Short-term U.S. government and agency obligations	(1,300)	878	10,722

Change in net unrealized appreciation (depreciation)	(662,165)	3,220,521	(4,640,285)

Net realized and unrealized gain (loss)	(3,281,606)	1,240,842	(2,528,655)

Net income (loss)	$(3,410,808)	$1,796,316	$(1,920,781)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$38,132,320	$55,363,675	$131,077,453

Addition of 150,000, 450,000 and 100,000 shares, respectively	11,238,107	34,403,213	7,078,646
Redemption of 300,000, 700,000 and 1,100,000 shares, respectively	(22,268,549)	(53,430,884)	(80,871,643)

Net addition (redemption) of (150,000), (250,000) and (1,000,000) shares, respectively	(11,030,442)	(19,027,671)	(73,792,997)

Net investment income (loss)	(129,202)	555,474	607,874
Net realized gain (loss)	(2,619,441)	(1,979,679)	2,111,630
Change in net unrealized appreciation (depreciation)	(662,165)	3,220,521	(4,640,285)

Net income (loss)	(3,410,808)	1,796,316	(1,920,781)

Shareholders’ equity, end of period	$23,691,070	$38,132,320	$55,363,675

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(3,410,808)	$1,796,316	$(1,920,781)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(46,753,062)	(669,716,446)	(3,738,985,179)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	72,374,000	679,904,665	3,837,199,781
Net amortization and accretion on short-term U.S. government and agency obligations	(79,415)	(779,474)	(1,320,754)
Net realized gain (loss) on investments	—	539	(3)
Change in unrealized appreciation (depreciation) on investments	662,165	(3,220,521)	4,640,285
Decrease (Increase) in interest receivable	18,416	(4,357)	(14,973)
Increase (Decrease) in payable to Sponsor	(13,496)	(16,193)	(57,826)
Increase (Decrease) in non-recurring fees and expenses payable	94	—	—

Net cash provided by (used in) operating activities	22,797,894	7,964,529	99,540,550

Cash flow from financing activities
Proceeds from addition of shares	11,238,107	34,403,213	7,078,646
Payment on shares redeemed	(22,268,549)	(53,430,884)	(84,631,626)

Net cash provided by (used in) financing activities	(11,030,442)	(19,027,671)	(77,552,980)

Net increase (decrease) in cash	11,767,452	(11,063,142)	21,987,570
Cash, beginning of period	12,507,112	23,570,254	1,582,684

Cash, end of period	$24,274,564	$12,507,112	$23,570,254

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $44,999,073 and $13,979,509, respectively)	$44,999,732	$13,980,559
Cash	14,723,084	27,654,022
Segregated cash balances with brokers for futures contracts	13,079,750	5,476,631
Receivable on open futures contracts	247,077	—
Interest receivable	643	34,527

Total assets	73,050,286	47,145,739

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	915,787	—
Payable on open futures contracts	—	1,129,877
Brokerage commissions and fees payable	10,395	—
Payable to Sponsor	49,009	29,278

Total liabilities	975,191	1,159,155

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	72,075,095	45,986,584

Total liabilities and shareholders’ equity	$73,050,286	$47,145,739

Shares outstanding	1,962,403	2,162,403

Net asset value per share	$36.73	$21.27

Market value per share (Note 2)	$36.70	$21.29

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(62% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.094% due 01/07/21	$35,000,000	$34,999,871
0.110% due 01/14/21	10,000,000	9,999,861

Total short-term U.S. government and agency obligations (cost $44,999,073)		$44,999,732

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2021	463	$12,014,850	$(636,961)
VIX Futures - Cboe, expires May 2021	926	24,006,550	(546,335)
VIX Futures - Cboe, expires June 2021	926	24,006,550	147,915
VIX Futures - Cboe, expires July 2021	463	12,038,000	(98,235)

			$(1,133,616)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(30% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.547% due 01/30/20	$7,000,000	$6,991,873
1.462% due 02/06/20 †	3,000,000	2,995,639
1.618% due 02/13/20	4,000,000	3,993,047

Total short-term U.S. government and agency obligations (cost $13,979,509)		$13,980,559

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2020	511	$8,904,175	$(863,150)
VIX Futures - Cboe, expires May 2020	865	15,202,375	(874,085)
VIX Futures - Cboe, expires June 2020	865	15,461,875	(549,720)
VIX Futures - Cboe, expires July 2020	354	6,416,250	6,130

			$(2,280,825)

†	All or partial amount pledged as collateral for futures contracts.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$214,449	$903,643	$368,351

Expenses
Management fee	579,606	380,474	221,717
Brokerage commissions	65,093	29,956	30,306
Brokerage fees	75,922	—	—

Total expenses	720,621	410,430	252,023

Net investment income (loss)	(506,172)	493,213	116,328

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	15,454,616	(6,228,652)	4,332,654
Short-term U.S. government and agency obligations	—	8	—

Net realized gain (loss)	15,454,616	(6,228,644)	4,332,654

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,147,209	(6,038,931)	5,973,386
Short-term U.S. government and agency obligations	(391)	1,050	(187)

Change in net unrealized appreciation (depreciation)	1,146,818	(6,037,881)	5,973,199

Net realized and unrealized gain (loss)	16,601,434	(12,266,525)	10,305,853

Net income (loss)	$16,095,262	$(11,773,312)	$10,422,181

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$45,986,584	$56,299,121	$26,347,948

Addition of 2,375,000, 1,400,000 and 2,325,000 shares, respectively	90,654,600	31,405,087	56,218,143
Redemption of 2,575,000, 1,350,000 and 1,450,000 shares, respectively	(80,661,351)	(29,944,312)	(36,689,151)

Net addition (redemption) of (200,000), 50,000 and 875,000 shares, respectively	9,993,249	1,460,775	19,528,992

Net investment income (loss)	(506,172)	493,213	116,328
Net realized gain (loss)	15,454,616	(6,228,644)	4,332,654
Change in net unrealized appreciation (depreciation)	1,146,818	(6,037,881)	5,973,199

Net income (loss)	16,095,262	(11,773,312)	10,422,181

Shareholders’ equity, end of period	$72,075,095	$45,986,584	$56,299,121

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$16,095,262	$(11,773,312)	$10,422,181
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(116,503,878)	(1,178,141,659)	(2,159,804,178)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	85,600,000	1,164,579,598	2,181,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(115,686)	(417,440)	(202,494)
Net realized gain (loss) on investments	—	(8)	—
Change in unrealized appreciation (depreciation) on investments	391	(1,050)	187
Decrease (Increase) in receivable on futures contracts	(247,077)	—	170,015
Decrease (Increase) in interest receivable	33,884	(5,423)	(29,104)
Increase (Decrease) in payable to Sponsor	19,731	(2,802)	8,449
Increase (Decrease) in brokerage commissions and fees payable	10,395	—	—
Increase (Decrease) in payable on futures contracts	(1,129,877)	564,382	565,495

Net cash provided by (used in) operating activities	(16,236,855)	(25,197,714)	32,130,551

Cash flow from financing activities
Proceeds from addition of shares	90,654,600	31,405,087	56,218,143
Payment on shares redeemed	(79,745,564)	(30,619,144)	(37,072,628)

Net cash provided by (used in) financing activities	10,909,036	785,943	19,145,515

Net increase (decrease) in cash	(5,327,819)	(24,411,771)	51,276,066
Cash, beginning of period	33,130,653	57,542,424	6,266,358

Cash, end of period	$27,802,834	$33,130,653	$57,542,424

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $84,998,436 and $96,862,355, respectively)	$84,999,583	$96,868,817
Cash	71,736,247	87,829,341
Segregated cash balances with brokers for futures contracts	134,825,900	107,106,000
Receivable on open futures contracts	2,295,585	909,042
Interest receivable	2,815	123,538

Total assets	293,860,130	292,836,738

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	231,900	12,920,593
Brokerage commissions and fees payable	81,049	—
Payable to Sponsor	156,632	123,642

Total liabilities	469,581	13,044,235

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	293,390,549	279,792,503

Total liabilities and shareholders’ equity	$293,860,130	$292,836,738

Shares outstanding	21,326,317	22,751,317

Net asset value per share	$13.76	$12.30

Market value per share (Note 2)	$13.74	$12.43

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.096% due 01/07/21	$75,000,000	$74,999,722
0.110% due 01/14/21	10,000,000	9,999,861

Total short-term U.S. government and agency obligations (cost $84,998,436)		$84,999,583

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2021	5,948	$140,818,900	$(3,915,763)
VIX Futures - Cboe, expires February 2021	5,953	152,247,975	(2,448,327)

			$(6,364,090)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
1.547% due 01/30/20	$53,000,000	$52,938,467
1.462% due 02/06/20 †	24,000,000	23,965,116
1.618% due 02/13/20	20,000,000	19,965,234

Total short-term U.S. government and agency obligations (cost $96,862,355)		$96,868,817

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2020	10,706	$156,575,250	$(15,238,139)
VIX Futures - Cboe, expires February 2020	7,415	123,274,375	(155,872)

			$(15,394,011)

†	All or partial amount pledged as collateral for futures contracts.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$1,152,242	$4,458,270	$1,594,294

Expenses
Management fee	2,193,275	2,038,850	1,046,876
Brokerage commissions	376,682	253,057	176,459
Brokerage fees	475,247	12,964	4,294

Total expenses	3,045,204	2,304,871	1,227,629

Net investment income (loss)	(1,892,962)	2,153,399	366,665

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	156,087,060	(194,363,991)	89,903,111
Short-term U.S. government and agency obligations	—	13,203	(1,992)

Net realized gain (loss)	156,087,060	(194,350,788)	89,901,119

Change in net unrealized appreciation (depreciation) on
Futures contracts	9,029,921	(32,772,456)	22,140,322
Short-term U.S. government and agency obligations	(5,315)	1,793	14,835

Change in net unrealized appreciation (depreciation)	9,024,606	(32,770,663)	22,155,157

Net realized and unrealized gain (loss)	165,111,666	(227,121,451)	112,056,276

Net income (loss)	$163,218,704	$(224,968,052)	$112,422,941

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$279,792,503	$149,547,115	$137,741,560

Addition of 26,325,000, 30,800,000 and 8,275,000 shares, respectively	484,607,638	623,530,990	234,775,305
Redemption of 27,750,000, 11,925,000 and 10,300,000 shares, respectively	(634,228,296)	(268,317,550)	(335,392,691)

Net addition (redemption) of (1,425,000), 18,875,000 and (2,025,000) shares, respectively	(149,620,658)	355,213,440	(100,617,386)

Net investment income (loss)	(1,892,962)	2,153,399	366,665
Net realized gain (loss)	156,087,060	(194,350,788)	89,901,119
Change in net unrealized appreciation (depreciation)	9,024,606	(32,770,663)	22,155,157

Net income (loss)	163,218,704	(224,968,052)	112,422,941

Shareholders’ equity, end of period	$293,390,549	$279,792,503	$149,547,115

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$163,218,704	$(224,968,052)	$112,422,941
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(390,519,094)	(1,733,756,719)	(5,723,838,427)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	403,000,000	1,754,942,777	5,744,914,327
Net amortization and accretion on short-term U.S. government and agency obligations	(616,987)	(3,254,877)	(1,002,455)
Net realized gain (loss) on investments	—	(13,203)	1,992
Change in unrealized appreciation (depreciation) on investments	5,315	(1,793)	(14,835)
Decrease (Increase) in receivable on futures contracts	(1,386,543)	2,974	1,755,458
Decrease (Increase) in interest receivable	120,723	(106,572)	(16,966)
Increase (Decrease) in payable to Sponsor	32,990	52,656	16,049
Increase (Decrease) in brokerage commissions and fees payable	81,049	—	—
Increase (Decrease) in payable on futures contracts	(12,688,693)	7,431,291	5,489,302

Net cash provided by (used in) operating activities	161,247,464	(199,671,518)	139,727,386

Cash flow from financing activities
Proceeds from addition of shares	484,607,638	623,530,990	234,775,305
Payment on shares redeemed	(634,228,296)	(268,317,550)	(338,824,404)

Net cash provided by (used in) financing activities	(149,620,658)	355,213,440	(104,049,099)

Net increase (decrease) in cash	11,626,806	155,541,922	35,678,287
Cash, beginning of period	194,935,341	39,393,419	3,715,132

Cash, end of period	$206,562,147	$194,935,341	$39,393,419

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2020	December 31, 2019
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,034,967,523 and $1,084,860,512, respectively)	$1,034,986,384	$1,084,925,128
Cash	1,651,161,384	770,114,050
Segregated cash balances with brokers for futures contracts	1,491,618,088	406,121,155
Segregated cash balances with brokers for foreign currency forward contracts	5,716,000	1,421,000
Segregated cash balances with brokers for swap agreements	107,967,985	12,539,000
Unrealized appreciation on swap agreements	80,135,841	52,840,748
Unrealized appreciation on foreign currency forward contracts	169,051	321,647
Receivable from capital shares sold	49,086,388	4,354,515
Securities sold receivable	—	3,883
Receivable on open futures contracts	108,851,000	85,104,325
Interest receivable	66,871	978,751

Total assets	4,529,758,992	2,418,724,202

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	18,280,444	—
Payable on open futures contracts	27,874,393	50,904,424
Brokerage commissions and fees payable	691,005	—
Payable to Sponsor	3,407,672	1,747,549
Unrealized depreciation on swap agreements	3,491,096	7,370,428
Unrealized depreciation on foreign currency forward contracts	1,714,898	2,376,700
Non-recurring fees and expenses payable	48,070	—

Total liabilities	55,507,578	62,399,101

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,474,251,414	2,356,325,101

Total liabilities and shareholders’ equity	$4,529,758,992	$2,418,724,202

Shares outstanding (Note 1)	228,676,695	110,924,568

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS*

	Year Ended December 31,
	2020	2019	2018
Investment Income
Interest	$9,509,062	$42,299,579	$32,979,194
Expenses
Management fee	35,217,092	21,893,743	23,335,844
Brokerage commissions	8,610,392	4,922,076	5,852,459
Brokerage fees	6,506,408	38,453	156,052
Offering costs	—	—	105,643
Limitation by Sponsor	—	—	(27,133)
Non-recurring fees and expenses	123,871	426,058	—

Total expenses	50,457,763	27,280,330	29,422,865

Net investment income (loss)	(40,948,701)	15,019,249	3,556,329

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(534,820,051)	(568,174,940)	(1,441,403,318)
Swap agreements	(895,534,942)	76,076,549	(2,745,254)
Options	(9,707,000)	—	—
Forward agreements	—	33,894,330	(58,472,765)
Foreign currency forward contracts	(12,999,407)	11,101,620	19,830,895
Short-term U.S. government and agency obligations	298,053	81,302	(274,781)

Net realized gain (loss)	(1,452,763,347)	(447,021,139)	(1,483,065,223)

Change in net unrealized appreciation (depreciation) on
Futures contracts	180,350,124	(65,264,314)	26,203,793
Swap agreements	31,174,425	98,921,668	(85,082,567)
Forward agreements	—	(27,771,221)	5,593,954
Foreign currency forward contracts	509,206	2,329,446	203,179
Short-term U.S. government and agency obligations	(45,755)	48,308	207,334

Change in net unrealized appreciation (depreciation)	211,988,000	8,263,887	(52,874,307)

Net realized and unrealized gain (loss)	(1,240,775,347)	(438,757,252)	(1,535,939,530)

Net income (loss)	$(1,281,724,048)	$(423,738,003)	$(1,532,383,201)

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY*

	Years Ended December 31,
	2020	2019	2018
Shareholders’ equity, beginning of period	$2,356,325,101	$1,943,975,025	$2,947,278,212

Addition of 612,797,000, 189,487,000 and 100,511,500 shares, respectively	11,960,442,112	5,130,205,439	6,250,352,624
Redemption of 495,044,873, 126,802,001 and 103,253,361 shares, respectively	(8,560,791,751)	(4,294,117,360)	(5,721,272,610)

Net addition (redemption) of 117,752,127, 62,684,999 and (2,741,861) shares, respectively	3,399,650,361	836,088,079	529,080,014

Net investment income (loss)	(40,948,701)	15,019,249	3,556,329
Net realized gain (loss)	(1,452,763,347)	(447,021,139)	(1,483,065,223)
Change in net unrealized appreciation (depreciation)	211,988,000	8,263,887	(52,874,307)

Net income (loss)	(1,281,724,048)	(423,738,003)	(1,532,383,201)

Shareholders’ equity, end of period	$4,474,251,414	$2,356,325,101	$1,943,975,025

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS*

	Year ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$(1,281,724,048)	$(423,738,003)	$(1,532,383,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,602,920,701)	(27,697,357,002)	(99,953,125,278)
Proceeds from sales or maturities of short-term U.S government and agency obligations	4,658,914,781	27,425,344,455	101,639,196,463
Net amortization and accretion on short-term U.S government and agency obligations	(5,803,938)	(27,697,111)	(25,444,619)
Net realized gain (loss) on investments	(298,053)	(81,302)	274,781
Change in unrealized appreciation (depreciation) on investments	(31,637,876)	(73,528,201)	79,078,100
Decrease (Increase) in securities sold receivable	3,883	(3,883)	—
Decrease (Increase) in receivable on futures contracts	(23,746,675)	(5,205,255)	(34,668,088)
Decrease (Increase) in receivable in Limitation by Sponsor	—	—	59,651
Decrease (Increase) in interest receivable	911,880	(423,564)	(555,187)
Amortization of offering costs	—	—	105,643
Increase (Decrease) in payable to Sponsor	1,661,023	205,995	(968,109)
Increase (Decrease) in brokerage commissions and fees payable	691,005	—	—
Increase (Decrease) in payable on futures contracts	(23,030,031)	18,830,370	30,119,414
Increase (Decrease) in non-recurring fees and expenses payable	48,070	—	—

Net cash provided by (used in) operating activities	(1,306,930,680)	(783,653,501)	201,689,570

Cash flow from financing activities
Proceeds from addition of shares	11,915,710,239	5,180,423,903	6,196,623,015
Payment on shares redeemed	(8,542,511,307)	(4,305,253,454)	(5,783,407,073)

Net cash provided by (used in) financing activities	3,373,198,932	875,170,449	413,215,942

Net increase (decrease) in cash	2,066,268,252	91,516,948	614,905,512
Cash, beginning of period	1,190,195,205	1,098,678,257	483,772,745

Cash, end of period	$3,256,463,457	$1,190,195,205	$1,098,678,257

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2020
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2020, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
On March 15, 2020
,
ProShare Capital Management LLC announced that it planned to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD), together, the “liquidated funds”. The last day the liquidated funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidation were sent to shareholders on April 3, 2020 (the “Distribution Date”). From March 30, 2020 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on April 3, 2020.
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
The Geared Funds do not seek to achieve their stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than a single day should not be expected to be a simple multiple (e.g.,
-0.5x,
-1x,
-2x,
1.5x, or 2x) of the period return of the corresponding benchmark and will likely differ significantly.

Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the years ended December 31, 2018, 2019, and 2020. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra Bloomberg Natural Gas	March 19, 2018	1-for-5 reverse Share split	March 20, 2018
ProShares UltraPro 3x Short Crude Oil ETF	March 19, 2018	1-for-4 reverse Share split	March 20, 2018
ProShares Short VIX Short-Term Futures ETF*	September 17, 2018	1-for-4 reverse Share split	September 18, 2018
ProShares Ultra VIX Short-Term Futures ETF*	September 17, 2018	1-for-5 reverse Share split	September 18, 2018
ProShares Ultra Bloomberg Crude Oil	April 20, 2020	1-for-25 reverse Share split	April 21, 2020
ProShares Ultra Bloomberg Natural Gas	April 20, 2020	1-for-10 reverse Share split	April 21, 2020

*	On December 16, 2020 , each VIX Fund transferred its listing from the NYSE Arca to the Cboe BZX Exchange. Please see Note 8 in these Notes to Financial Statements for more information.
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

Statements of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated December 31, 2020 and 2019, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2020 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver , UltraShort Silver	1:00 p.m.	1:25 p.m.	December 31, 2020

Ultra Gold , UltraShort Gold	1:00 p.m.	1:30 p.m.	December 31, 2020

Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas ,
UltraShort Bloomberg Crude Oil ,
Ultra Short Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 31, 2020

Short Euro,
Ultra Euro,
Ultra Yen ,
UltraShort Australian Dollar,
Ultra Short Euro,
Ultra Short Yen	3:00 p.m.	4:00 p.m.	December 31, 2020

Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF ,
VIX Short -Term Futures ETF	2:00 p.m.	4:00 p.m.**	December 31, 2020

*
Although the Funds’ shares
may
continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the twelve months ended December 31, 2020.

**
On Monday, October 26, 2020, each Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Please see Note 8 in these Notes to Financial Statements for more information.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2020.
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

The following table summarizes the valuation of investments at December 31, 2020 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$(44,626)	$—	$—	$(44,626)
ProShares Short VIX Short-Term Futures ETF	69,999,639	8,348,783	—	—	78,348,422
ProShares Ultra Bloomberg Crude Oil	219,998,394	144,564,039	—	18,242,195	382,804,628
ProShares Ultra Bloomberg Natural Gas	29,999,889	6,500,721	—	—	36,500,610
ProShares Ultra Euro	—	—	88,736	—	88,736
ProShares Ultra Gold	74,999,467	2,646,874	—	5,140,980	82,787,321
ProShares Ultra Silver	244,993,989	37,190,212	—	56,752,666	338,936,867
ProShares Ultra VIX Short-Term Futures ETF	244,995,969	(48,524,666)	—	(24,807)	196,446,496
ProShares Ultra Yen	—	—	67,087	—	67,087
ProShares UltraShort Australian Dollar	—	(138,950)	—	—	(138,950)
ProShares UltraShort Bloomberg Crude Oil	—	(14,636,813)	—	—	(14,636,813)
ProShares UltraShort Bloomberg Natural Gas	9,999,861	379,310	—	—	10,379,171
ProShares UltraShort Euro	9,999,861	—	(1,136,704)	—	8,863,157
ProShares UltraShort Gold	—	(196,930)	—	(268,728)	(465,658)
ProShares UltraShort Silver	—	(220,076)	—	(3,197,561)	(3,417,637)
ProShares UltraShort Yen	—	—	(564,966)	—	(564,966)
ProShares VIX Mid-Term Futures ETF	44,999,732	(1,133,616)	—	—	43,866,116
ProShares VIX Short-Term Futures ETF	84,999,583	(6,364,090)	—	—	78,635,493

Total Trust	$1,034,986,384	$128,370,172	$(1,545,847)	$76,644,745	$1,238,455,454

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
New Accounting Pronouncement
In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides entities with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications to be accounted as a continuation of the existing contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022. The Funds will consider this optional guidance prospectively, if applicable.
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
Futures contracts involve, to varying degrees, elements of market risk (specifically exchange rate sensitivity,

commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying Index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded and the credit risk resides with the Funds’ clearing broker or clearinghouse itself. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.
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
Certain options transactions may subject the writer (seller) to unlimited risk of loss in the event of an increase in the price of the contract to be purchased or delivered. The value of a Fund’s options transactions, if any, will be affected by, among other things, changes in the value of a Fund’s underlying benchmark relative to the strike price, changes in interest rates, changes in the actual and implied volatility of the Fund’s underlying benchmark, and the remaining time until the options expire, or any combination thereof. The value of the options should not be expected to increase or decrease at the same rate as the level of the Fund’s underlying benchmark, which may contribute to tracking error. Options may be less liquid than certain other securities. A Fund’s ability to trade options will be dependent on the willingness of counterparties to trade such options with the Fund. In a less liquid market for options, a Fund may have difficulty closing out certain option positions at desired times and prices. A Fund may experience substantial downside from specific option positions and certain option positions may expire worthless.
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

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by a Matching VIX Fund or Ultra Fund, the Matching VIX Fund or Ultra Fund would be entitled to settlement payments in the event the level of the benchmark increases and would be required to make payments to the swap counterparties in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by a Short Fund or an UltraShort Fund, the Short Fund or UltraShort Fund would be required to make payments to the swap counterparties in the event the level of the benchmark increases and would be entitled to settlement payments in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2020 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2020, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2020, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The following tables indicate the location of derivative related items on the Statements of Financial Condition as well as the effect of derivative instruments on the Statements of Operations during the reporting period.

Fair Value of Derivative Instruments as of December 31, 2020
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$8,348,783	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			48,549,473	*
	ProShares VIX Mid-Term Futures ETF		147,915	*		1,281,531	*
	ProShares VIX Short-Term Futures ETF		—			6,364,090	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		162,806,234	*		—
	ProShares Ultra Bloomberg Natural Gas		6,500,721	*		—
	ProShares Ultra Gold		7,787,854	*		—
	ProShares Ultra Silver		93,942,878	*		—
	ProShares UltraShort Bloomberg Crude Oil		—			14,636,813	*
	ProShares UltraShort Bloomberg Natural Gas		379,310	*		—
	ProShares UltraShort Gold		—			465,658	*
	ProShares UltraShort Silver		—			3,417,637	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			44,626	*
	ProShares Ultra Euro		89,103			367
	ProShares Ultra Yen		67,235			148
	ProShares UltraShort Australian Dollar		—			138,950	*
	ProShares UltraShort Euro		5,705			1,142,409
	ProShares UltraShort Yen		7,008			571,974

		Total Trust	$280,082,746	*		$76,613,676	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2019
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$10,424,889	*		$170,017	*
	ProShares Ultra VIX Short-Term Futures ETF		—			46,606,565	*
	ProShares VIX Mid-Term Futures ETF		6,130	*		2,286,955	*
	ProShares VIX Short-Term Futures ETF		—			15,394,011	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		22,580,165	*		—
	ProShares Ultra Bloomberg Natural Gas		—			2,652,228	*
	ProShares Ultra Gold		8,138,774	*		—
	ProShares UltraPro 3x Crude Oil ETF		7,266,550	*		—
	ProShares UltraPro 3x Short Crude Oil ETF		—			8,358,056	*
	ProShares Ultra Silver		30,860,447	*		—
	ProShares UltraShort Bloomberg Crude Oil		—			7,152,620	*
	ProShares UltraShort Bloomberg Natural Gas		672,329	*		—
	ProShares UltraShort Gold		—			1,564,379	*
	ProShares UltraShort Silver		—			2,036,085	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			14,000	*
	ProShares Ultra Euro		109,997			—
	ProShares Ultra Yen		—			10,529
	ProShares UltraShort Australian Dollar		—			224,000	*
	ProShares UltraShort Euro		115,751			2,366,171
	ProShares UltraShort Yen		95,899			—

		Total Trust	$80,270,931	*		$88,835,616	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations For the year ended December 31, 2020
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(72,609,314)	$(1,906,089)
		ProShares Ultra VIX Short-Term Futures ETF	(632,242,038)	(1,942,908)
		ProShares VIX Mid-Term Futures ETF	15,454,616	1,147,209
		ProShares VIX Short-Term Futures ETF	156,087,060	9,029,921
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(688,458,362)	140,226,069
		ProShares Ultra Bloomberg Natural Gas	(53,327,855)	9,152,949
		ProShares Ultra Gold	35,452,046	(350,920)
		ProShares Ultra Silver	147,214,432	63,082,431
		ProShares UltraShort Bloomberg Crude Oil	12,949,117	(7,484,193)
		ProShares UltraShort Bloomberg Natural Gas	21,345	(293,019)
		ProShares UltraShort Gold	(11,119,478)	1,098,721
		ProShares UltraShort Silver	(16,849,815)	(1,381,552)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(200,965)	(30,626)
		ProShares Ultra Euro	504,035	(21,261)
		ProShares Ultra Yen	95,324	77,616
		ProShares UltraShort Australian Dollar	(1,032,184)	85,050
		ProShares UltraShort Euro	(10,979,325)	1,113,716
		ProShares UltraShort Yen	(2,619,441)	(660,865)

		Total Trust	$(1,121,660,802)	$210,942,249

The Effect of Derivative Instruments on the Statement of Operations For the year ended December 31, 2019
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$125,639,084	$24,731,073
		ProShares Ultra VIX Short-Term Futures ETF	(612,858,632)	(77,779,581)
		ProShares VIX Mid-Term Futures ETF	(6,228,652)	(6,038,931)
		ProShares VIX Short-Term Futures ETF	(194,363,991)	(32,772,456)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	144,170,473	109,387,591
		ProShares Ultra Bloomberg Natural Gas	(32,380,194)	7,670,935
		ProShares Ultra Gold	19,587,937	3,812,803
		ProShares Ultra Silver	34,367,044	4,217,994
		ProShares UltraPro 3x Crude Oil ETF	69,170,933	30,717,911
		ProShares UltraPro 3x Short Crude Oil ETF	(2,410,550)	(15,377,531)
		ProShares UltraShort Bloomberg Crude Oil	(14,251,700)	(31,071,501)
		ProShares UltraShort Bloomberg Natural Gas	19,286,567	(10,165,660)
		ProShares UltraShort Gold	(5,193,260)	(541,813)
		ProShares UltraShort Silver	(4,544,769)	(198,157)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	972,479	29,281
		ProShares Ultra Euro	(722,691)	52,059
		ProShares Ultra Yen	58,152	(187,640)
		ProShares UltraShort Australian Dollar	833,171	(735,825)
		ProShares UltraShort Euro	13,745,299	(754,616)
		ProShares UltraShort Yen	(1,979,140)	3,219,643

		Total Trust	$(447,102,440)	$8,215,579

The Effect of Derivative Instruments on the Statement of Operations For the year ended December 31, 2018
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(1,885,564,719)	$(31,517,650)
		ProShares Ultra VIX Short-Term Futures ETF	390,000,742	65,639,136
		ProShares VIX Mid-Term Futures ETF	4,332,654	5,973,386
		ProShares VIX Short-Term Futures ETF	89,903,111	22,140,322
Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation (depreciation) on futures contracts, swap and/or forward agreements
		ProShares Ultra Bloomberg Crude Oil	21,756,994	(160,991,766)
		ProShares Ultra Bloomberg Natural Gas	21,092,864	(17,548,973)
		ProShares Ultra Gold	(7,345,006)	674,136
		ProShares Ultra Silver	(57,488,526)	4,905,519
		ProShares UltraPro 3x Crude Oil ETF	(37,435,672)	(24,869,359)
		ProShares UltraPro 3x Short Crude Oil ETF	7,377,281	10,007,630
		ProShares UltraShort Bloomberg Crude Oil	(42,040,086)	58,488,671
		ProShares UltraShort Bloomberg Natural Gas	(14,147,964)	11,935,038
		ProShares UltraShort Gold	1,323,579	471,153
		ProShares UltraShort Silver	5,024,976	(120,115)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	459,984	123,007
		ProShares Ultra Euro	(1,063,823)	(206,214)
		ProShares Ultra Yen	(170,364)	211,935
		ProShares UltraShort Australian Dollar	128,451	1,405,045
		ProShares UltraShort Euro	18,953,455	4,848,465
		ProShares UltraShort Yen	2,111,627	(4,651,007)

		Total Trust	$(1,482,790,442)	$(53,081,641)

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2020.

Fair Values of Derivative Instruments as of December 31, 2020
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$18,242,195	$—	$18,242,195	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	89,103	—	89,103	367	—	367
ProShares Ultra Gold
Swap agreements	5,140,980	—	5,140,980	—	—	—
ProShares Ultra Silver
Swap agreements	56,752,666	—	56,752,666	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	24,807	—	24,807
ProShares Ultra Yen
Foreign currency forward contracts	67,235	—	67,235	148	—	148
ProShares UltraShort Euro
Foreign currency forward contracts	5,705	—	5,705	1,142,409	—	1,142,409
ProShares UltraShort Gold
Swap agreements	—	—	—	268,728	—	268,728
ProShares UltraShort Silver
Swap agreements	—	—	—	3,197,561	—	3,197,561
ProShares UltraShort Yen
Foreign currency forward contracts	7,008	—	7,008	571,974	—	571,974

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2020. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2020
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Goldman Sachs International	$1,377,243	$(1,281,309)	$—	$95,934
Morgan Stanley & Co. International PLC	10,959,227	—	(10,629,000)	330,227
Societe Generale	1,679,334	(1,679,334)	—	—
UBS AG	4,226,391	(4,151,442)	(6,270)	68,679
ProShares Ultra Euro
Goldman Sachs International	22,950	—	—	22,950
UBS AG	65,786	—	—	65,786
ProShares Ultra Gold
Citibank, N.A.	1,770,050	—	(1,670,000)	100,050
Goldman Sachs International	1,529,612	(1,497,203)	—	32,409
UBS AG	1,841,318	—	—	1,841,318
ProShares Ultra Silver
Citibank, N.A.	18,010,776	—	(18,010,776)	—
Goldman Sachs International	12,930,574	(12,930,574)	—	—
Morgan Stanley & Co. International PLC	12,353,706	—	(12,353,706)	—
UBS AG	13,457,610	(4,126,610)	(9,331,000)	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(24,807)	—	24,807	—
ProShares Ultra Yen
Goldman Sachs International	34,265	—	—	34,265
UBS AG	32,822	—	—	32,822
ProShares UltraShort Euro
Goldman Sachs International	(388,233)	—	388,233	—
UBS AG	(748,471)	748,471	—	—
ProShares UltraShort Gold
Citibank, N.A.	(80,068)	—	80,068	—
Goldman Sachs International	(82,645)	—	82,645	—
UBS AG	(106,015)	—	106,015	—
ProShares UltraShort Silver
Citibank, N.A.	(1,208,988)	—	1,208,988	—
Goldman Sachs International	(927,829)	—	927,829	—
Morgan Stanley & Co. International PLC	(579,421)	—	579,421	—
UBS AG	(481,323)	—	481,323	—
ProShares UltraShort Yen
Goldman Sachs International	(207,021)	—	207,021	—
UBS AG	(357,945)	—	357,945	—

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

(“BNY Mellon”),
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

Transaction fees for the years ended December 31, 2020, 2019 and 2018 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Year Ended	Year Ended	Year Ended
Fund	December 31, 2020	December 31, 2019	December 31, 2018
ProShares Short Euro	$—	$—	$—
ProShares Short VIX Short-Term Futures ETF	806,805	189,274	699,323
ProShares Ultra Bloomberg Crude Oil	—	57,619	235,966
ProShares Ultra Bloomberg Natural Gas	—	5,580	16,562
ProShares Ultra Euro	—	—	—
ProShares Ultra Gold	—	1,632	10,139
ProShares Ultra Silver	—	7,332	26,173
ProShares Ultra VIX Short-Term Futures ETF	1,988,864	1,925,312	2,194,669
ProShares Ultra Yen	—	—	—
ProShares UltraPro 3x Crude Oil ETF*	—	24,934	81,882
ProShares UltraPro 3x Short Crude Oil ETF*	—	8,919	46,345
ProShares UltraShort Australian Dollar	—	—	—
ProShares UltraShort Bloomberg Crude Oil	—	27,697	135,524
ProShares UltraShort Bloomberg Natural Gas	—	1,378	9,616
ProShares UltraShort Euro	—	—	—
ProShares UltraShort Gold	—	1,606	10,644
ProShares UltraShort Silver	—	—	—
ProShares UltraShort Yen	—	—	—
ProShares VIX Mid-Term Futures ETF	51,455	18,415	27,723
ProShares VIX Short-Term Futures ETF	325,076	205,080	160,987

Total Trust	$3,172,200	$2,474,778	$3,655,553

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the year ended December 31, 2020:

For the Year Ended December 31, 2020
Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Net investment income (loss)	(0.29)	(0.40)	(0.34)	(0.44)	(0.08)	(0.46)
Net realized and unrealized gain (loss)#	(3.43)	(23.80)	(472.51)	(62.53)	2.08	18.82
Change in net asset value from operations	(3.72)	(24.20)	(472.85)	(62.97)	2.00	18.36
Net asset value, at December 31, 2020	$41.92	$41.42	$36.38	$21.00	$15.79	$67.57
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Market value per share, at December 31, 2020 †	$41.35	$41.44	$36.27	$21.07	$15.81	$68.20
Total Return, at net asset value	(8.2)%	(36.9)%	(92.9)%	(75.0)%	14.5%	37.3%
Total Return, at market value	(9.5)%	(36.5)%	(92.9)%	(74.7)%	14.7%	39.0%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.32%	1.33%	1.61%	0.95%	1.00%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.65)%	(1.12)%	(1.13)%	(1.32)%	(0.59)%	(0.71)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	Expense ratio, excluding non-recurring fees and expense , is 0.97%, 1.32%, 1.32%, 1.61%, 0.95% and 1.00%, respectively.

For the Year Ended December 31, 2020
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Australian Dollar
Net asset value, at December 31, 2019	$31.70	$12.67	$55.83	$56.09
Net investment income (loss)	(0.31)	(0.28)	(0.35)	(0.38)
Net realized and unrealized gain (loss)#	19.32	(1.72)	4.35	(11.26)
Change in net asset value from operations	19.01	(2.00)	4.00	(11.64)
Net asset value, at December 31, 2020	$50.71	$10.67	$59.83	$44.45
Market value per share, at December 31, 2019 †	$31.65	$12.89	$55.83	$55.88
Market value per share, at December 31, 2020 †	$51.28	$10.65	$59.82	$43.89
Total Return, at net asset value	60.0%	(15.8)%	7.2%	(20.8)%
Total Return, at market value	62.0%	(17.4)%	7.2%	(21.5)%
Ratios to Average Net Assets
Expense ratio^^	1.04%	1.65%	0.95%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.76)%	(1.47)%	(0.63)%	(0.66)%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	Expense ratio, excluding non-recurring fees and expense , is 1.04%, 1.65%, 0.95%, and 1.03%, respectively.

For the Year Ended December 31, 2020
Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2019	$12.19	$38.53	$26.80	$53.02	$26.76	$76.37
Net investment income (loss)	(0.26)	(0.68)	(0.09)	(0.24)	(0.09)	(0.34)
Net realized and unrealized gain (loss)#	(0.32)	9.74	(4.18)	(21.35)	(19.74)	(8.20)
Change in net asset value from operations	(0.58)	9.06	(4.27)	(21.59)	(19.83)	(8.54)
Net asset value, at December 31, 2020	$11.61	$47.59	$22.53	$31.43	$6.93	$67.83
Market value per share, at December 31, 2019 †	$12.15	$38.82	$26.80	$53.21	$26.80	$76.35
Market value per share, at December 31, 2020 †	$11.64	$47.38	$22.52	$31.14	$6.85	$67.81
Total Return, at net asset value	(4.8)%	23.5%	(15.9)%	(40.7)%	(74.1)%	(11.2)%
Total Return, at market value	(4.2)%	22.1%	(16.0)%	(41.5)%	(74.4)%	(11.2)%
Ratios to Average Net Assets
Expense ratio^^	1.61%	1.88%	0.95%	1.02%	1.10%	0.95%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(1.36)%	(1.70)%	(0.35)%	(0.66)%	(0.89)%	(0.46)%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	Expense ratio, excluding non-recurring fees and expense , is 1.61%, 1.88%, 0.95%, 1.02%, 1.10% and 0.95%, respectively.

For the Year Ended December 31, 2020
Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2019	$21.27	$12.30
Net investment income (loss)	(0.26)	(0.14)
Net realized and unrealized gain (loss)#	15.72	1.60
Change in net asset value from operations	15.46	1.46
Net asset value, at December 31, 2020	$36.73	$13.76
Market value per share, at December 31, 2019 †	$21.29	$12.43
Market value per share, at December 31, 2020 †	$36.70	$13.74
Total Return, at net asset value	72.7%	11.9%
Total Return, at market value	72.4%	10.5%
Ratios to Average Net Assets
Expense ratio	1.06%	1.18%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	(0.74)%	(0.73)%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2019:

For the Year Ended December 31, 2019
Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$326.46	$252.83	$15.09	$37.12
Net investment income (loss)	0.55	0.18	4.72	0.74	0.13	0.42
Net realized and unrealized gain (loss)#	1.99	23.08	178.05	(169.60)	(1.43)	11.67
Change in net asset value from operations	2.54	23.26	182.77	(168.86)	(1.30)	12.09
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Market value per share, at December 31, 2018 †	$43.08	$42.30	$332.50	$258.20	$15.12	$37.41
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Total Return, at net asset value	5.9%	54.9%	56.0%	(66.8)%	(8.6)%	32.6%
Total Return, at market value	6.0%	54.2%	53.8%	(67.7)%	(8.9)%	31.1%
Ratios to Average Net Assets
Expense ratio	0.97%	1.27%^^	0.99%	1.37%	0.95%	0.96%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	1.24%	0.33%	1.02%	0.52%	0.89%	0.97%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	Expense ratio, excluding non-recurring fees and expense is 1.16%.

For the Year Ended December 31, 2019
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Net investment income (loss)	0.25	0.01	0.52	0.14	0.05	0.59
Net realized and unrealized gain (loss)#	5.06	(68.80)	(2.22)	8.25	(39.18)	0.20
Change in net asset value from operations	5.31	(68.79)	(1.70)	8.39	(39.13)	0.79
Net asset value, at December 31, 2019	$31.70	$12.67	$55.83	$21.47	$10.66	$56.09
Market value per share, at December 31, 2018 †	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Market value per share, at December 31, 2019 †	$31.65	$12.89	$55.83	$21.60	$10.58	$55.88
Total Return, at net asset value	20.1%	(84.4)%	(3.0)%	64.1%	(78.6)%	1.4%
Total Return, at market value	20.0%	(84.2)%	(3.0)%	60.4%	(78.2)%	1.7%
Ratios to Average Net Assets
Expense ratio	0.97%	1.54%^^	0.95%	1.25%	1.40%	1.03%
Expense ratio, excluding non-recurring fees and expenses, and brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.91%	0.02%	0.92%	0.66%	0.31%	1.05%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	Expense ratio, excluding non-recurring fees and expense is 1.53%.

For the Year Ended December 31, 2019
Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Net investment income (loss)	0.14	0.08	0.29	0.59	0.31	0.87
Net realized and unrealized gain (loss)#	(17.74)	16.84	2.24	(20.85)	(10.68)	1.61
Change in net asset value from operations	(17.60)	16.92	2.53	(20.26)	(10.37)	2.48
Net asset value, at December 31, 2019	$12.19	$38.53	$26.80	$53.02	$26.76	$76.37
Market value per share, at December 31, 2018 †	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Market value per share, at December 31, 2019 †	$12.15	$38.82	$26.80	$53.21	$26.80	$76.35
Total Return, at net asset value	(59.1)%	78.3%	10.4%	(27.6)%	(27.9)%	3.4%
Total Return, at market value	(58.5)%	82.9%	10.5%	(26.9)%	(27.8)%	3.4%
Ratios to Average Net Assets
Expense ratio	1.06%	1.57%	0.95%	0.98%	1.00%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.88%	0.33%	1.12%	0.94%	0.90%	1.17%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2019
Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2018	$26.65	$38.58
Net investment income (loss)	0.25	0.18
Net realized and unrealized gain (loss)#	(5.63)	(26.46)
Change in net asset value from operations	(5.38)	(26.28)
Net asset value, at December 31, 2019	$21.27	$12.30
Market value per share, at December 31, 2018 †	$26.74	$38.61
Market value per share, at December 31, 2019 †	$21.29	$12.43
Total Return, at net asset value	(20.2)%	(68.1)%
Total Return, at market value	(20.4)%	(67.8)%
Ratios to Average Net Assets
Expense ratio	0.92%	0.96%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	1.10%	0.90%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2018

For the Year Ended December 31, 2018
Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2017	$39.96	$509.20	$591.62	$326.39	$17.44	$39.88
Net investment income (loss)	0.22	(0.23)	4.88	0.93	0.06	0.28
Net realized and unrealized gain (loss)#	2.92	(466.61)	(270.04)	(74.49)	(2.41)	(3.04)
Change in net asset value from operations	3.14	(466.84)	(265.16)	(73.56)	(2.35)	(2.76)
Net asset value, at December 31, 2018	$43.10	$42.36	$326.46	$252.83	$15.09	$37.12
Market value per share, at December 31, 2017 †	$39.99	$512.84	$586.00	$325.00	$17.46	$40.67
Market value per share, at December 31, 2018 †	$43.08	$42.30	$332.50	$258.20	$15.12	$37.41
Total Return, at net asset value	7.9%	(91.7)%	(44.8)%	(22.5)%	(13.5)%	(6.9)%
Total Return, at market value	7.7%	(91.8)%	(43.3)%	(20.6)%	(13.4)%	(8.0)%
Ratios to Average Net Assets
Expense ratio	0.97%	1.34%	0.97%	1.22%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.54%	(0.37)%	0.73%	0.30%	0.36%	0.73%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2018
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF*	UltraShort Australian Dollar
Net asset value, at December 31, 2017	$33.55	$51.67	$57.32	$37.78	$42.32	$45.67
Net investment income (loss)	0.20	(0.40)	(0.02)	(0.04)	(0.12)	0.23
Net realized and unrealized gain (loss)#	(7.36)	30.19	0.23	(24.66)	7.59	9.40
Change in net asset value from operations	(7.16)	29.79	0.21	(24.70)	7.47	9.63
Net asset value, at December 31, 2018	$26.39	$81.46	$57.53	$13.08	$49.79	$55.30
Market value per share, at December 31, 2017 †	$33.85	$51.05	$57.45	$37.23	$42.88	$45.72
Market value per share, at December 31, 2018 †	$26.37	$81.73	$57.55	$13.47	$48.43	$54.92
Total Return, at net asset value	(21.3)%	57.7%	0.4%	(65.4)%	17.7%	21.1%
Total Return, at market value	(22.1)%	60.1%	0.2%	(63.8)%	12.9%	20.1%
Ratios to Average Net Assets
Expense ratio	0.95%	1.68%	0.95%	1.22%	1.24%	1.03%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.69%	(0.75)%	(0.03)%	(0.12)%	(0.45)%	0.46%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2018
Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2017	$24.31	$39.48	$21.21	$70.47	$31.71	$74.93
Net investment income (loss)	0.11	(0.01)	0.16	0.47	0.20	0.53
Net realized and unrealized gain (loss)#	5.37	(17.86)	2.90	2.34	5.22	(1.57)
Change in net asset value from operations	5.48	(17.87)	3.06	2.81	5.42	(1.04)
Net asset value, at December 31, 2018	$29.79	$21.61	$24.27	$73.28	$37.13	$73.89
Market value per share, at December 31, 2017 †	$24.56	$39.65	$21.20	$69.11	$31.40	$74.98
Market value per share, at December 31, 2018 †	$29.28	$21.22	$24.25	$72.84	$37.10	$73.86
Total Return, at net asset value	22.5%	(45.3)%	14.4%	4.0%	17.1%	(1.4)%
Total Return, at market value	19.2%	(46.5)%	14.4%	5.4%	18.2%	(1.5)%
Ratios to Average Net Assets
Expense ratio	0.98%	1.41%	0.95%	0.95%	0.95%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.59%	(0.05)%	0.73%	0.64%	0.55%	0.73%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2018

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2017	$21.29	$23.34
Net investment income (loss)	0.10	0.08
Net realized and unrealized gain (loss)#	5.26	15.16
Change in net asset value from operations	5.36	15.24
Net asset value, at December 31, 2018	$26.65	$38.58
Market value per share, at December 31, 2017 †	$21.15	$23.15
Market value per share, at December 31, 2018 †	$26.74	$38.61
Total Return, at net asset value	25.2%	65.3%
Total Return, at market value	26.4%	66.8%
Ratios to Average Net Assets
Expense ratio	0.97%	1.00%
Expense ratio, excluding brokerage commissions and fees	0.85%	0.85%
Net investment income gain (loss)	0.45%	0.30%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

NOTE 8 – RISK
Correlation and Compounding Risk
The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ in amount and possibly even direction from one-half the inverse (-0.5x), the inverse (-1x), two times the inverse (-2x), one and one-half times (1.5x) the return or two times (2x) the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short or UltraShort), as a result of daily rebalancing, the benchmark’s volatility, compounding, and other factors. Compounding is the cumulative effect of applying investment gains and losses and income to the principal amount invested over time. Gains or losses experienced over a given period will increase or reduce the principal amount invested from which the subsequent period’s returns are calculated. The effects of compounding will likely cause the performance of a Geared Fund to differ from the Geared Fund’s stated multiple times the return of its benchmark for the same period. The effect of compounding becomes more pronounced as benchmark volatility and holding period increase. The impact of compounding will impact each shareholder differently depending on the period of time an investment in a Geared Fund is held and the volatility of the benchmark during the holding period of an investment in the Geared Fund. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective over time.
Each Ultra and UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra with a 1.5x or 2x multiple should be approximately one and one-half
or two times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of an UltraShort Fund is designed to return two times the inverse
(-2x) of
the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present significant risks not applicable to other types of funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.
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
A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Geared Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions, extreme market volatility, and other factors will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Other things being equal, more significant movement in the value of its benchmark up or down will require more significant adjustments to a Fund’s portfolio. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e.,
-0.5x,
-1x,
-2x,
1.5x, or 2x, as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

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
In April 2020, the market for crude oil futures contracts experienced a period of “extraordinary contango” that resulted in a negative price in the May 2020 WTI crude oil futures contract. The futures contracts held by the Funds may experience a period of extraordinary contango in the future. If all or a significant portion of the futures contracts held by an Ultra Fund at a future date were to reach a negative price, investors in such Fund could lose their entire investment. If such event were to occur, and the price of the applicable futures contracts subsequently reversed, investors in the Short or an UltraShort Fund could suffer significant losses or lose their entire investment. The effects of rolling futures contracts under extraordinary contango market conditions generally are more exaggerated than rolling futures contracts under contango market conditions and may cause significant losses.
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
Change to the VIX Funds Benchmark Indices
Change to VIX Futures Contracts Settlement Time \ Index Methodology.
On Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Funds invest from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). As a result, on Monday, October 26, 2020, S&P Dow Jones Indices revised the index methodology for the S&P 500
®
VIX
Mid-Term
Futures Index, the benchmark for ProShares VIX
Mid-Term
Futures ETF, and the S&P 500
®
VIX Short-Term Futures Index, the benchmark for ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, to reflect the new settlement time.
Change to the Fund’s Net Asset Value (“NAV”) Calculation Time.
As a result of these changes to the settlement time for VIX futures contracts and the Index methodology, on Monday, October 26, 2020 each Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Additional information about the calculation of NAV is included in each Fund’s Prospectus.
Change to the VIX Funds Exchange Listing.
On December 16, 2020, each Fund transferred its listing from NYSE Arca to the Cboe BZX Exchange.
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

PROSHARES TRUST II

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer
Date:	February 19, 2021

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial and Accounting Officer
Date:	February 19, 2021