Form 10-Q
period 2021-03-31
ProShares Trust II
filed 2021-05-07
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
April 26, 2021
, the registrant had
344,851,695 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,885 and $–, respectively)	$999,973	$—
Cash	1,155,210	4,105,781
Segregated cash balances with brokers for futures contracts	33,000	68,310
Receivable on open futures contracts	—	21,094
Interest receivable	67	175

Total assets	2,188,250	4,195,360

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,125	—
Payable to Sponsor	2,571	3,391
Non-recurring fees and expenses payable	14	14

Total liabilities	3,710	3,405

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,184,540	4,191,955

Total liabilities and shareholders’ equity	$2,188,250	$4,195,360

Shares outstanding	50,000	100,000

Net asset value per share	$43.69	$41.92

Market value per share (Note 2)	$43.52	$41.35

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(46% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.086% due 05/20/21	$1,000,000	$999,973

Total short-term U.S. government and agency obligations (cost $999,885)		$999,973

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires June 2021	15	$2,201,625	$33,928

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$596	$7,595

Expenses
Management fee	9,053	5,503
Brokerage commissions	181	100

Total expenses	9,234	5,603

Net investment income (loss)	(8,638)	1,992

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	69,393	(18,638)

Net realized gain (loss)	69,393	(18,638)

Change in net unrealized appreciation (depreciation) on
Futures contracts	78,554	67,324
Short-term U.S. government and agency obligations	88	(30)

Change in net unrealized appreciation (depreciation)	78,642	67,294

Net realized and unrealized gain (loss)	148,035	48,656

Net income (loss)	$139,397	$50,648

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$4,191,955	$2,282,195

Redemption of 50,000 and – shares, respectively	(2,146,812)	—

Net addition (redemption) of (50,000) and – shares, respectively	(2,146,812)	—

Net investment income (loss)	(8,638)	1,992
Net realized gain (loss)	69,393	(18,638)
Change in net unrealized appreciation (depreciation)	78,642	67,294

Net income (loss)	139,397	50,648

Shareholders’ equity, end of period	$2,184,540	$2,332,843

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$139,397	$50,648
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,999,562)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,000,000	747,000
Net amortization and accretion on short-term U.S. government and agency obligations	(323)	(1,225)
Change in unrealized appreciation (depreciation) on investments	(88)	30
Decrease (Increase) in receivable on futures contracts	21,094	(2,975)
Decrease (Increase) in interest receivable	108	840
Increase (Decrease) in payable to Sponsor	(820)	1,785
Increase (Decrease) in payable on futures contracts	1,125	(5,100)

Net cash provided by (used in) operating activities	(839,069)	791,003

Cash flow from financing activities
Payment on shares redeemed	(2,146,812)	—

Net cash provided by (used in) financing activities	(2,146,812)	—

Net increase (decrease) in cash	(2,985,881)	791,003
Cash, beginning of period	4,174,091	1,540,916

Cash, end of period	$1,188,210	$2,331,919

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $91,994,322 and $69,998,727, respectively)	$91,998,460	$69,999,639
Cash	178,094,057	132,392,153
Segregated cash balances with brokers for futures contracts	172,795,856	134,187,067
Receivable on open futures contracts	84,745,212	74,226,825
Interest receivable	5,009	4,384

Total assets	527,638,594	410,810,068

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	996,159
Brokerage commissions and fees payable	121,727	114,522
Payable to Sponsor	384,663	326,566
Non-recurring fees and expenses payable	1,353	1,353

Total liabilities	507,743	1,438,600

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	527,130,851	409,371,468

Total liabilities and shareholders’ equity	$527,638,594	$410,810,068

Shares outstanding	11,184,307	9,884,307

Net asset value per share	$47.13	$41.42

Market value per share (Note 2)	$47.10	$41.44

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.075% due 04/15/21	$50,000,000	$49,999,710
0.086% due 05/20/21	20,000,000	19,999,456
0.041% due 06/17/21	22,000,000	21,999,294

Total short-term U.S. government and agency obligations (cost $91,994,322)		$91,998,460

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2021	6,607	$136,989,538	$42,996,259
VIX Futures - Cboe, expires May 2021	5,590	126,757,722	7,474,416

			$50,470,675

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$33,890	$749,861

Expenses
Management fee	1,042,569	886,197
Brokerage commissions	175,910	189,532
Brokerage fees	257,777	29,728

Total expenses	1,476,256	1,105,457

Net investment income (loss)	(1,442,366)	(355,596)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	24,209,417	(244,300,604)

Net realized gain (loss)	24,209,417	(244,300,604)

Change in net unrealized appreciation (depreciation) on
Futures contracts	42,121,892	20,973,802
Short-term U.S. government and agency obligations	3,226	81,856

Change in net unrealized appreciation (depreciation)	42,125,118	21,055,658

Net realized and unrealized gain (loss)	66,334,535	(223,244,946)

Net income (loss)	$64,892,169	$(223,600,542)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$409,371,468	$284,437,179

Addition of 2,400,000 and 24,850,000 shares, respectively	98,109,468	883,568,508
Redemption of 1,100,000 and 3,100,000 shares, respectively	(45,242,254)	(135,147,487)

Net addition (redemption) of 1,300,000 and 21,750,000 shares, respectively	52,867,214	748,421,021

Net investment income (loss)	(1,442,366)	(355,596)
Net realized gain (loss)	24,209,417	(244,300,604)
Change in net unrealized appreciation (depreciation)	42,125,118	21,055,658

Net income (loss)	64,892,169	(223,600,542)

Shareholders’ equity, end of period	$527,130,851	$809,257,658

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$64,892,169	$(223,600,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(166,972,737)	(149,679,751)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	145,000,000	115,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(22,858)	(301,095)
Change in unrealized appreciation (depreciation) on investments	(3,226)	(81,856)
Decrease (Increase) in receivable on futures contracts	(10,518,387)	(102,545,073)
Decrease (Increase) in interest receivable	(625)	45,308
Increase (Decrease) in payable to Sponsor	58,097	431,086
Increase (Decrease) in brokerage commissions and fees payable	7,205	—
Increase (Decrease) in payable on futures contracts	(996,159)	—

Net cash provided by (used in) operating activities	31,443,479	(360,731,923)

Cash flow from financing activities
Proceeds from addition of shares	98,109,468	883,568,508
Payment on shares redeemed	(45,242,254)	(135,147,487)

Net cash provided by (used in) financing activities	52,867,214	748,421,021

Net increase (decrease) in cash	84,310,693	387,689,098
Cash, beginning of period	266,579,220	167,544,087

Cash, end of period	$350,889,913	$555,233,185

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $689,932,775 and $219,996,153, respectively)	$689,976,589	$219,998,394
Cash	227,574,108	491,732,847
Segregated cash balances with brokers for futures contracts	181,733,171	175,526,749
Segregated cash balances with brokers for swap agreements	56,228,000	—
Unrealized appreciation on swap agreements	—	18,242,195
Receivable on open futures contracts	—	1,611,608
Interest receivable	143,801	21,388

Total assets	1,155,655,669	907,133,181

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,627,934
Payable on open futures contracts	25,300,245	—
Brokerage commissions and fees payable	1,352	—
Payable to Sponsor	989,343	728,955
Unrealized depreciation on swap agreements	40,748,594	—
Non-recurring fees and expenses payable	37,042	37,042

Total liabilities	67,076,576	4,393,931

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,088,579,093	902,739,250

Total liabilities and shareholders’ equity	$1,155,655,669	$907,133,181

Shares outstanding	20,710,774	24,810,774

Net asset value per share	$52.56	$36.38

Market value per share (Note 2)	$52.85	$36.27

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(63% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.060% due 04/15/21	$90,000,000	$89,999,478
0.048% due 05/20/21 †	195,000,000	194,994,696
0.045% due 06/17/21 †	230,000,000	229,992,617
0.061% due 07/15/21 †	175,000,000	174,989,798

Total short-term U.S. government and agency obligations
(cost $689,932,775)		$689,976,589

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2021	8,933	$528,654,940	$141,467,113
WTI Crude Oil - NYMEX, expires December 2021	9,478	538,824,300	97,420,187
WTI Crude Oil - NYMEX, expires June 2022	9,857	539,375,040	(338,389)

			$238,548,911

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	04/06/21	$108,014,255	$(7,714,940)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/06/21	202,730,402	(14,480,063)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	04/06/21	104,445,210	(7,452,971)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	04/06/21	155,489,475	(11,100,620)

			Total Unrealized Depreciation	$(40,748,594)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$168,075	$1,401,460

Expenses
Management fee	2,535,085	870,239
Brokerage commissions	293,200	126,337
Brokerage fees	98,937	—

Total expenses	2,927,222	996,576

Net investment income (loss)	(2,759,147)	404,884

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	191,676,501	(88,947,210)
Swap agreements	142,674,727	(416,644,056)
Short-term U.S. government and agency obligations	—	37,469

Net realized gain (loss)	334,351,228	(505,553,797)

Change in net unrealized appreciation (depreciation) on
Futures contracts	93,984,872	(73,713,718)
Swap agreements	(58,990,789)	(249,062,832)
Short-term U.S. government and agency obligations	41,573	354,889

Change in net unrealized appreciation (depreciation)	35,035,656	(322,421,661)

Net realized and unrealized gain (loss)	369,386,884	(827,975,458)

Net income (loss)	$366,627,737	$(827,570,574)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$902,739,250	$309,844,582

Addition of 2,350,000 and 10,680,000 shares, respectively	117,044,190	1,058,330,164
Redemption of 6,450,000 and 440,000 shares, respectively	(297,832,084)	(105,010,791)

Net addition (redemption) of (4,100,000) and 10,240,000 shares, respectively	(180,787,894)	953,319,373

Net investment income (loss)	(2,759,147)	404,884
Net realized gain (loss)	334,351,228	(505,553,797)
Change in net unrealized appreciation (depreciation)	35,035,656	(322,421,661)

Net income (loss)	366,627,737	(827,570,574)

Shareholders’ equity, end of period	$1,088,579,093	$435,593,381

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$366,627,737	$(827,570,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(934,851,425)	(309,822,847)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	465,000,000	335,391,900
Net amortization and accretion on short-term U.S. government and agency obligations	(85,197)	(983,931)
Net realized gain (loss) on investments	—	(37,469)
Change in unrealized appreciation (depreciation) on investments	58,949,216	248,707,943
Decrease (Increase) in receivable on futures contracts	1,611,608	(3,375,450)
Decrease (Increase) in interest receivable	(122,413)	26,297
Increase (Decrease) in payable to Sponsor	260,388	366,309
Increase (Decrease) in brokerage commissions and fees payable	1,352	—
Increase (Decrease) in payable on futures contracts	25,300,245	25,747

Net cash provided by (used in) operating activities	(17,308,489)	(557,272,075)

Cash flow from financing activities
Proceeds from addition of shares	117,044,190	972,270,720
Payment on shares redeemed	(301,460,018)	(105,010,791)

Net cash provided by (used in) financing activities	(184,415,828)	867,259,929

Net increase (decrease) in cash	(201,724,317)	309,987,854
Cash, beginning of period	667,259,596	88,315,563

Cash, end of period	$465,535,279	$398,303,417

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $33,996,891 and $29,999,585, respectively)	$33,999,110	$29,999,889
Cash	31,161,434	92,972,312
Segregated cash balances with brokers for futures contracts	13,254,222	44,320,410
Receivable on open futures contracts	—	13,775,851
Interest receivable	768	4,326

Total assets	78,415,534	181,072,788

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,233,023	11,132,546
Payable on open futures contracts	798,217	—
Brokerage commissions and fees payable	13,490	—
Payable to Sponsor	63,318	139,455
Non-recurring fees and expenses payable	416	416

Total liabilities	4,108,464	11,272,417

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	74,307,070	169,800,371

Total liabilities and shareholders’ equity	$78,415,534	$181,072,788

Shares outstanding (Note 1)	3,487,527	8,087,527

Net asset value per share (Note 1)	$21.31	$21.00

Market value per share (Note 1) (Note 2)	$21.20	$21.07

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(46% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 04/15/21	$3,000,000	$2,999,983
0.076% due 05/20/21	25,000,000	24,999,320
0.040% due 06/17/21	6,000,000	5,999,807

Total short-term U.S. government and agency obligations
(cost $33,996,891)		$33,999,110

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2021	5,698	$148,603,840	$(11,300,062)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$13,815	$139,339

Expenses
Management fee	254,815	97,108
Brokerage commissions	92,297	44,582
Brokerage fees	81,848	—

Total expenses	428,960	141,690

Net investment income (loss)	(415,145)	(2,351)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	41,582,385	(22,819,605)
Short-term U.S. government and agency obligations	551	1,054

Net realized gain (loss)	41,582,936	(22,818,551)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(17,800,783)	(4,466,823)
Short-term U.S. government and agency obligations	1,915	29,786

Change in net unrealized appreciation (depreciation)	(17,798,868)	(4,437,037)

Net realized and unrealized gain (loss)	23,784,068	(27,255,588)

Net income (loss)	$23,368,923	$(27,257,939)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$169,800,371	$45,160,205

Addition of 3,400,000 and 225,000 shares, respectively	76,480,823	15,680,240
Redemption of 8,000,000 and 125,000 shares, respectively	(195,343,047)	(6,910,889)

Net addition (redemption) of (4,600,000) and 100,000 shares, respectively	(118,862,224)	8,769,351

Net investment income (loss)	(415,145)	(2,351)
Net realized gain (loss)	41,582,936	(22,818,551)
Change in net unrealized appreciation (depreciation)	(17,798,868)	(4,437,037)

Net income (loss)	23,368,923	(27,257,939)

Shareholders’ equity, end of period	$74,307,070	$26,671,617

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$23,368,923	$(27,257,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(88,986,855)	(24,903,944)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	84,999,676	36,564,000
Net amortization and accretion on short-term U.S. government and agency obligations	(9,576)	(96,553)
Net realized gain (loss) on investments	(551)	(1,054)
Change in unrealized appreciation (depreciation) on investments	(1,915)	(29,786)
Decrease (Increase) in receivable on futures contracts	13,775,851	37,024
Decrease (Increase) in interest receivable	3,558	6,493
Increase (Decrease) in payable to Sponsor	(76,137)	23,126
Increase (Decrease) in brokerage commissions and fees payable	13,490	—
Increase (Decrease) in payable on futures contracts	798,217	1,533,810

Net cash provided by (used in) operating activities	33,884,681	(14,124,823)

Cash flow from financing activities
Proceeds from addition of shares	76,480,823	15,680,240
Payment on shares redeemed	(203,242,570)	(6,910,889)

Net cash provided by (used in) financing activities	(126,761,747)	8,769,351

Net increase (decrease) in cash	(92,877,066)	(5,355,472)
Cash, beginning of period	137,292,722	17,619,062

Cash, end of period	$44,415,656	$12,263,590

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,885 and $–, respectively)	$999,973	$—
Cash	2,230,111	4,045,092
Segregated cash balances with brokers for foreign currency forward contracts	607,000	607,000
Unrealized appreciation on foreign currency forward contracts	4,330	89,103
Interest receivable	70	162

Total assets	3,841,484	4,741,357

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,011	3,625
Unrealized depreciation on foreign currency forward contracts	226,734	367
Non-recurring fees and expenses payable	15	15

Total liabilities	229,760	4,007

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,611,724	4,737,350

Total liabilities and shareholders’ equity	$3,841,484	$4,741,357

Shares outstanding	250,000	300,000

Net asset value per share	$14.45	$15.79

Market value per share (Note 2)	$14.47	$15.81

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(28% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.086% due 05/20/21	$1,000,000	$999,973

Total short-term U.S. government and agency obligations
(cost $999,885)		$999,973

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/09/21	2,210,921	$2,592,686	$(78,549)
Euro with UBS AG	04/09/21	4,249,502	4,983,274	(148,185)

			Total Unrealized Depreciation	$(226,734)

Contracts to Sell
Euro with UBS AG	04/09/21	(276,000)	$(323,658)	$4,330

			Total Unrealized Appreciation	$4,330

^
The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$584	$15,801

Expenses
Management fee	10,078	12,554

Total expenses	10,078	12,554

Net investment income (loss)	(9,494)	3,247

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(27,342)	(53,268)

Net realized gain (loss)	(27,342)	(53,268)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(311,140)	(221,334)
Short-term U.S. government and agency obligations	88	(208)

Change in net unrealized appreciation (depreciation)	(311,052)	(221,542)

Net realized and unrealized gain (loss)	(338,394)	(274,810)

Net income (loss)	$(347,888)	$(271,563)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$4,737,350	$6,204,424

Addition of – and 50,000 shares, respectively	—	669,855
Redemption of 50,000 and 200,000 shares, respectively	(777,738)	(2,653,574)

Net addition (redemption) of (50,000) and (150,000) shares, respectively	(777,738)	(1,983,719)

Net investment income (loss)	(9,494)	3,247
Net realized gain (loss)	(27,342)	(53,268)
Change in net unrealized appreciation (depreciation)	(311,052)	(221,542)

Net income (loss)	(347,888)	(271,563)

Shareholders’ equity, end of period	$3,611,724	$3,949,142

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(347,888)	$(271,563)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,999,562)	(1,395,795)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,000,000	5,375,000
Net amortization and accretion on short-term U.S. government and agency obligations	(323)	(9,001)
Change in unrealized appreciation (depreciation) on investments	311,052	221,542
Decrease (Increase) in interest receivable	92	(485)
Increase (Decrease) in payable to Sponsor	(614)	2,766

Net cash provided by (used in) operating activities	(1,037,243)	3,922,464

Cash flow from financing activities
Proceeds from addition of shares	—	669,855
Payment on shares redeemed	(777,738)	(1,995,276)

Net cash provided by (used in) financing activities	(777,738)	(1,325,421)

Net increase (decrease) in cash	(1,814,981)	2,597,043
Cash, beginning of period	4,652,092	2,127,437

Cash, end of period	$2,837,111	$4,724,480

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $86,995,913 and $74,998,283, respectively)	$86,998,893	$74,999,467
Cash	95,364,405	164,381,859
Segregated cash balances with brokers for futures contracts	8,360,001	11,581,250
Segregated cash balances with brokers for swap agreements	16,243,000	7,489,000
Unrealized appreciation on swap agreements	6,160,430	5,140,980
Receivable on open futures contracts	1,605,224	148,784
Interest receivable	2,345	6,531

Total assets	214,734,298	263,747,871

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and fees payable	9,172	—
Payable to Sponsor	176,066	206,394
Non-recurring fees and expenses payable	1,004	1,004

Total liabilities	186,242	207,398

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	214,548,056	263,540,473

Total liabilities and shareholders’ equity	$214,734,298	$263,747,871

Shares outstanding	3,950,000	3,900,000

Net asset value per share	$54.32	$67.57

Market value per share (Note 2)	$53.91	$68.20

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(41% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.069% due 04/15/21 †	$60,000,000	$59,999,651
0.070% due 05/20/21 †	22,000,000	21,999,402
0.037% due 06/17/21 †	5,000,000	4,999,840

Total short-term U.S. government and agency obligations (cost $86,995,913)		$86,998,893

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2021	722	$123,866,320	$393,125
Total Return Swap Agreements
^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/21	$105,063,244	$2,121,049
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	04/06/21	90,791,674	1,832,931
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/21	109,293,502	2,206,450

			Total Unrealized Appreciation	$6,160,430

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$35,827	$414,684

Expenses
Management fee	568,207	295,411
Brokerage commissions	14,888	10,365
Brokerage fees	32,402	—

Total expenses	615,497	305,776

Net investment income (loss)	(579,670)	108,908

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(16,805,897)	(68,161)
Swap agreements	(34,442,235)	21,566,217
Short-term U.S. government and agency obligations	245	—

Net realized gain (loss)	(51,247,887)	21,498,056

Change in net unrealized appreciation (depreciation) on
Futures contracts	(2,253,749)	(3,638,236)
Swap agreements	1,019,450	(15,515,060)
Short-term U.S. government and agency obligations	1,796	55,936

Change in net unrealized appreciation (depreciation)	(1,232,503)	(19,097,360)

Net realized and unrealized gain (loss)	(52,480,390)	2,400,696

Net income (loss)	$(53,060,060)	$2,509,604

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$263,540,473	$110,726,032

Addition of 600,000 and 1,150,000 shares, respectively	37,062,261	64,993,775
Redemption of 550,000 and 950,000 shares, respectively	(32,994,618)	(49,747,615)

Net addition (redemption) of 50,000 and 200,000 shares, respectively	4,067,643	15,246,160

Net investment income (loss)	(579,670)	108,908
Net realized gain (loss)	(51,247,887)	21,498,056
Change in net unrealized appreciation (depreciation)	(1,232,503)	(19,097,360)

Net income (loss)	(53,060,060)	2,509,604

Shareholders’ equity, end of period	$214,548,056	$128,481,796

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(53,060,060)	$2,509,604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(206,969,781)	(60,782,344)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	194,999,771	96,257,000
Net amortization and accretion on short-term U.S. government and agency obligations	(27,375)	(236,284)
Net realized gain (loss) on investments	(245)	—
Change in unrealized appreciation (depreciation) on investments	(1,021,246)	15,459,124
Decrease (Increase) in receivable on futures contracts	(1,456,440)	170,073
Decrease (Increase) in interest receivable	4,186	(8,574)
Increase (Decrease) in payable to Sponsor	(30,328)	117,996
Increase (Decrease) in brokerage commissions and fees payable	9,172	—
Increase (Decrease) in payable on futures contracts	—	1,978,828

Net cash provided by (used in) operating activities	(67,552,346)	55,465,423

Cash flow from financing activities
Proceeds from addition of shares	37,062,261	64,993,775
Payment on shares redeemed	(32,994,618)	(49,747,615)

Net cash provided by (used in) financing activities	4,067,643	15,246,160

Net increase (decrease) in cash	(63,484,703)	70,711,583
Cash, beginning of period	183,452,109	38,526,723

Cash, end of period	$119,967,406	$109,238,306

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $419,957,178 and $244,987,251, respectively)	$419,985,837	$244,993,989
Cash	94,849,379	301,951,458
Segregated cash balances with brokers for futures contracts	32,096,625	66,062,502
Segregated cash balances with brokers for swap agreements	51,110,000	78,388,000
Unrealized appreciation on swap agreements	—	56,752,666
Receivable from capital shares sold	4,134,427	—
Receivable on open futures contracts	1,465,450	—
Interest receivable	4,633	10,698

Total assets	603,646,351	748,159,313

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,165,523	2,312,939
Brokerage commissions and fees payable	45,354	—
Payable to Sponsor	510,862	539,986
Unrealized depreciation on swap agreements	28,421,003	—
Non-recurring fees and expenses payable	2,360	2,360

Total liabilities	31,145,102	2,855,285

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	572,501,249	745,304,028

Total liabilities and shareholders’ equity	$603,646,351	$748,159,313

Shares outstanding	13,846,526	14,696,526

Net asset value per share	$41.35	$50.71

Market value per share (Note 2)	$41.10	$51.28

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(73% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.062% due 04/15/21 †	$80,000,000	$79,999,536
0.051% due 05/20/21 †	100,000,000	99,997,280
0.057% due 06/17/21 †	115,000,000	114,996,309
0.056% due 07/15/21 †	125,000,000	124,992,712

Total short-term U.S. government and agency obligations (cost $419,957,178)		$419,985,837

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2021	1,667	$204,474,220	$(15,401,821)
Total Return Swap Agreements
^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/21	$291,359,450	$(8,800,436)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	04/06/21	218,805,087	(6,616,052)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/06/21	228,795,897	(6,918,147)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/06/21	201,503,724	(6,086,368)

			Total Unrealized Depreciation	$(28,421,003)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$98,129	$776,287

Expenses
Management fee	1,631,135	481,247
Brokerage commissions	46,582	18,208
Brokerage fees	162,187	—

Total expenses	1,839,904	499,455

Net investment income (loss)	(1,741,775)	276,832

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	6,896,270	(9,641,976)
Swap agreements	(1,985,719)	5,944,322
Short-term U.S. government and agency obligations	191	—

Net realized gain (loss)	4,910,742	(3,697,654)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(52,592,033)	(4,249,586)
Swap agreements	(85,173,669)	(80,923,026)
Short-term U.S. government and agency obligations	21,921	110,781

Change in net unrealized appreciation (depreciation)	(137,743,781)	(85,061,831)

Net realized and unrealized gain (loss)	(132,833,039)	(88,759,485)

Net income (loss)	$(134,574,814)	$(88,482,653)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$745,304,028	$239,254,842

Addition of 2,400,000 and 750,000 shares, respectively	120,399,635	14,162,113
Redemption of 3,250,000 and 1,250,000 shares, respectively	(158,627,600)	(35,148,766)

Net addition (redemption) of (850,000) and (500,000) shares, respectively	(38,227,965)	(20,986,653)

Net investment income (loss)	(1,741,775)	276,832
Net realized gain (loss)	4,910,742	(3,697,654)
Change in net unrealized appreciation (depreciation)	(137,743,781)	(85,061,831)

Net income (loss)	(134,574,814)	(88,482,653)

Shareholders’ equity, end of period	$572,501,249	$129,785,536

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(134,574,814)	$(88,482,653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(684,892,324)	(113,569,175)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	509,999,794	188,705,000
Net amortization and accretion on short-term U.S. government and agency obligations	(77,206)	(472,102)
Net realized gain (loss) on investments	(191)	—
Change in unrealized appreciation (depreciation) on investments	85,151,748	80,812,245
Decrease (Increase) in receivable on futures contracts	(1,465,450)	(51,960)
Decrease (Increase) in interest receivable	6,065	33,357
Increase (Decrease) in payable to Sponsor	(29,124)	116,819
Increase (Decrease) in brokerage commissions and fees payable	45,354	—
Increase (Decrease) in payable on futures contracts	(147,416)	91,879

Net cash provided by (used in) operating activities	(225,983,564)	67,183,410

Cash flow from financing activities
Proceeds from addition of shares	116,265,208	12,321,941
Payment on shares redeemed	(158,627,600)	(35,148,766)

Net cash provided by (used in) financing activities	(42,362,392)	(22,826,825)

Net increase (decrease) in cash	(268,345,956)	44,356,585
Cash, beginning of period	446,401,960	79,058,662

Cash, end of period	$178,056,004	$123,415,247

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $376,960,550 and $244,990,791, respectively)	$376,985,173	$244,995,969
Cash	53,272,722	181,991,996
Segregated cash balances with brokers for futures contracts	782,757,661	879,704,000
Segregated cash balances with brokers for swap agreements	85,756,000	7,976,000
Receivable from capital shares sold	—	49,086,388
Receivable on open futures contracts	39,317,506	16,422,512
Interest receivable	6,631	7,054

Total assets	1,338,095,693	1,380,183,919

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	12,652,068	22,424,475
Brokerage commissions and fees payable	734,787	485,039
Payable to Sponsor	1,352,907	1,040,582
Unrealized depreciation on swap agreements	—	24,807
Securities purchased payable	38,977,944	—
Non-recurring fees and expenses payable	4,817	4,817

Total liabilities	53,722,523	23,979,720

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,284,373,170	1,356,204,199

Total liabilities and shareholders’ equity	$1,338,095,693	$1,380,183,919

Shares outstanding	228,030,912	127,130,912

Net asset value per share	$5.63	$10.67

Market value per share (Note 2)	$5.65	$10.65

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.063% due 04/15/21	$77,000,000	$76,999,553
0.061% due 05/20/21	100,000,000	99,997,280
0.051% due 07/15/21	200,000,000	199,988,340

Total short-term U.S. government and agency obligations (cost $376,960,550)		$376,985,173

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2021	45,234	$937,881,756	$(271,592,637)
VIX Futures - Cboe, expires May 2021	38,279	868,006,948	(61,335,612)

			$(332,928,249)

Total Return Swap Agreements
^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co., based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	0.97%	04/28/21	$120,270,000	$—

			Total Unrealized Depreciation	$—

^
The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$113,969	$1,411,740

Expenses
Management fee	4,383,077	1,383,275
Brokerage commissions	1,956,628	741,009
Brokerage fees	1,843,813	16,721

Total expenses	8,183,518	2,141,005

Net investment income (loss)	(8,069,549)	(729,265)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(653,063,682)	656,145,228
Swap agreements	(51,454,342)	69,940,003
Short-term U.S. government and agency obligations	18,520	—

Net realized gain (loss)	(704,499,504)	726,085,231

Change in net unrealized appreciation (depreciation) on
Futures contracts	(284,403,583)	198,355,954
Swap agreements	24,807	(21,974,093)
Short-term U.S. government and agency obligations	19,445	135,054

Change in net unrealized appreciation (depreciation)	(284,359,331)	176,516,915

Net realized and unrealized gain (loss)	(988,858,835)	902,602,146

Net income (loss)	$(996,928,384)	$901,872,881

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$1,356,204,199	$527,636,003

Addition of 196,300,000 and 9,900,000 shares, respectively	1,939,143,031	359,090,211
Redemption of 95,400,000 and 41,400,000 shares, respectively	(1,014,045,676)	(1,195,778,603)

Net addition (redemption) of 100,900,000 and (31,500,000) shares, respectively	925,097,355	(836,688,392)

Net investment income (loss)	(8,069,549)	(729,265)
Net realized gain (loss)	(704,499,504)	726,085,231
Change in net unrealized appreciation (depreciation)	(284,359,331)	176,516,915

Net income (loss)	(996,928,384)	901,872,881

Shareholders’ equity, end of period	$1,284,373,170	$592,820,492

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(996,928,384)	$901,872,881
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(811,866,867)	(198,455,580)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	679,996,765	260,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(81,137)	(652,333)
Net realized gain (loss) on investments	(18,520)	—
Change in unrealized appreciation (depreciation) on investments	(44,252)	21,839,039
Decrease (Increase) in receivable on futures contracts	(22,894,994)	(40,866,835)
Decrease (Increase) in interest receivable	423	(33,608)
Increase (Decrease) in payable to Sponsor	312,325	566,652
Increase (Decrease) in brokerage commissions and fees payable	249,748	—
Increase (Decrease) in payable on futures contracts	(9,772,407)	(857,523)
Increase (Decrease) in securities purchased payable	38,977,944	—

Net cash provided by (used in) operating activities	(1,122,069,356)	943,412,693

Cash flow from financing activities
Proceeds from addition of shares	1,988,229,419	359,177,711
Payment on shares redeemed	(1,014,045,676)	(1,195,778,603)

Net cash provided by (used in) financing activities	974,183,743	(836,600,892)

Net increase (decrease) in cash	(147,885,613)	106,811,801
Cash, beginning of period	1,069,671,996	361,561,329

Cash, end of period	$921,786,383	$468,373,130

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $499,942 and $–, respectively)	$499,986	$—
Cash	1,972,808	2,618,696
Segregated cash balances with brokers for foreign currency forward contracts	306,000	306,000
Unrealized appreciation on foreign currency forward contracts	3,041	67,235
Interest receivable	84	111

Total assets	2,781,919	2,992,042

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,171	2,384
Unrealized depreciation on foreign currency forward contracts	192,043	148
Non-recurring fees and expenses payable	11	11

Total liabilities	194,225	2,543

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,587,694	2,989,499

Total liabilities and shareholders’ equity	$2,781,919	$2,992,042

Shares outstanding	49,970	49,970

Net asset value per share	$51.78	$59.83

Market value per share (Note 2)	$51.78	$59.82

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.086% due 05/20/21	$500,000	$499,986

Total short-term U.S. government and agency obligations (cost $499,942)		$499,986

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/09/21	332,532,517	$3,003,464	$(106,904)
Yen with UBS AG	04/09/21	263,662,756	2,381,425	(85,139)

			Total Unrealized Depreciation	$(192,043)

Contracts to Sell
Yen with UBS AG	04/09/21	(21,110,000)	$(190,668)	$3,041

			Total Unrealized Appreciation	$3,041

^
The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$356	$8,867

Expenses
Management fee	6,649	7,241

Total expenses	6,649	7,241

Net investment income (loss)	(6,293)	1,626

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(139,467)	(8,483)

Net realized gain (loss)	(139,467)	(8,483)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(256,089)	(19,239)
Short-term U.S. government and agency obligations	44	(74)

Change in net unrealized appreciation (depreciation)	(256,045)	(19,313)

Net realized and unrealized gain (loss)	(395,512)	(27,796)

Net income (loss)	$(401,805)	$(26,170)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$2,989,499	$5,580,964

Redemption of – and 50,000 shares, respectively	—	(2,746,014)

Net addition (redemption) of – and (50,000) shares, respectively	—	(2,746,014)

Net investment income (loss)	(6,293)	1,626
Net realized gain (loss)	(139,467)	(8,483)
Change in net unrealized appreciation (depreciation)	(256,045)	(19,313)

Net income (loss)	(401,805)	(26,170)

Shareholders’ equity, end of period	$2,587,694	$2,808,780

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(401,805)	$(26,170)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(499,849)	(99,700)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	1,911,000
Net amortization and accretion on short-term U.S. government and agency obligations	(93)	(3,270)
Change in unrealized appreciation (depreciation) on investments	256,045	19,313
Decrease (Increase) in interest receivable	27	3,174
Increase (Decrease) in payable to Sponsor	(213)	(176)

Net cash provided by (used in) operating activities	(645,888)	1,804,171

Cash flow from financing activities
Payment on shares redeemed	—	(2,746,014)

Net cash provided by (used in) financing activities	—	(2,746,014)

Net increase (decrease) in cash	(645,888)	(941,843)
Cash, beginning of period	2,924,696	3,783,138

Cash, end of period	$2,278,808	$2,841,295

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Cash	$2,147,185	$2,133,707
Segregated cash balances with brokers for futures contracts	118,800	100,320
Interest receivable	88	119

Total assets	2,266,073	2,234,146

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,400	9,118
Payable to Sponsor	1,774	2,370
Non-recurring fees and expenses payable	19	19

Total liabilities	7,193	11,507

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,258,880	2,222,639

Total liabilities and shareholders’ equity	$2,266,073	$2,234,146

Shares outstanding	50,000	50,000

Net asset value per share	$45.18	$44.45

Market value per share (Note 2)	$45.19	$43.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires June 2021	60	$4,560,900	$67,102
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$258	$20,054

Expenses
Management fee	5,139	15,130
Brokerage commissions	386	1,499

Total expenses	5,525	16,629

Net investment income (loss)	(5,267)	3,425

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(164,544)	670,950

Net realized gain (loss)	(164,544)	670,950

Change in net unrealized appreciation (depreciation) on
Futures contracts	206,052	947,586
Short-term U.S. government and agency obligations	—	(206)

Change in net unrealized appreciation (depreciation)	206,052	947,380

Net realized and unrealized gain (loss)	41,508	1,618,330

Net income (loss)	$36,241	$1,621,755

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$2,222,639	$5,608,612

Net investment income (loss)	(5,267)	3,425
Net realized gain (loss)	(164,544)	670,950
Change in net unrealized appreciation (depreciation)	206,052	947,380

Net income (loss)	36,241	1,621,755

Shareholders’ equity, end of period	$2,258,880	$7,230,367

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$36,241	$1,621,755
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(498,498)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	4,436,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(6,234)
Change in unrealized appreciation (depreciation) on investments	—	206
Decrease (Increase) in receivable on futures contracts	—	(21,755)
Decrease (Increase) in interest receivable	31	(2,493)
Increase (Decrease) in payable to Sponsor	(596)	5,702
Increase (Decrease) in payable on futures contracts	(3,718)	(37,725)

Net cash provided by (used in) operating activities	31,958	5,496,958

Net increase (decrease) in cash	31,958	5,496,958
Cash, beginning of period	2,234,027	1,717,873

Cash, end of period	$2,265,985	$7,214,831

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,996,872 and $–, respectively)	$34,999,082	$—
Cash	33,474,775	74,317,150
Segregated cash balances with brokers for futures contracts	21,014,545	22,608,223
Segregated cash balances with brokers for swap agreements	—	188,000
Receivable on open futures contracts	2,751,890	60,902
Interest receivable	1,200	3,299

Total assets	92,241,492	97,177,574

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	423,827	257,410
Brokerage commissions and fees payable	25,647	—
Payable to Sponsor	73,277	80,580
Non-recurring fees and expenses payable	351	351

Total liabilities	523,102	338,341

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	91,718,390	96,839,233

Total liabilities and shareholders’ equity	$92,241,492	$97,177,574

Shares outstanding	12,739,884	8,339,884

Net asset value per share	$7.20	$11.61

Market value per share (Note 2)	$7.15	$11.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(38% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 04/15/21	$5,000,000	$4,999,971
0.086% due 05/20/21	15,000,000	14,999,592
0.042% due 06/17/21	15,000,000	14,999,519

Total short-term U.S. government and agency obligations (cost $34,996,872)		$34,999,082

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
WTI Crude Oil - NYMEX, expires June 2021	1,020	$60,363,600	$(5,808,804)
WTI Crude Oil - NYMEX, expires December 2021	1,082	61,511,700	(3,660,503)
WTI Crude Oil - NYMEX, expires June 2022	1,125	61,560,000	469,128

			$(9,000,179)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$10,835	$248,709

Expenses
Management fee	221,263	202,369
Brokerage commissions	43,044	77,053
Brokerage fees	47,712	—

Total expenses	312,019	279,422

Net investment income (loss)	(301,184)	(30,713)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(49,177,765)	6,504,689
Swap agreements	—	45,169,333
Short-term U.S. government and agency obligations	—	(20)

Net realized gain (loss)	(49,177,765)	51,674,002

Change in net unrealized appreciation (depreciation) on
Futures contracts	5,636,634	54,837,080
Swap agreements	—	21,741,150
Short-term U.S. government and agency obligations	2,210	3,127

Change in net unrealized appreciation (depreciation)	5,638,844	76,581,357

Net realized and unrealized gain (loss)	(43,538,921)	128,255,359

Net income (loss)	$(43,840,105)	$128,224,646

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$96,839,233	$125,451,681

Addition of 7,800,000 and 3,350,000 shares, respectively	64,302,979	71,229,475
Redemption of 3,400,000 and 11,600,000 shares, respectively	(25,583,717)	(224,811,779)

Net addition (redemption) of 4,400,000 and (8,250,000) shares, respectively	38,719,262	(153,582,304)

Net investment income (loss)	(301,184)	(30,713)
Net realized gain (loss)	(49,177,765)	51,674,002
Change in net unrealized appreciation (depreciation)	5,638,844	76,581,357

Net income (loss)	(43,840,105)	128,224,646

Shareholders’ equity, end of period	$91,718,390	$100,094,023

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(43,840,105)	$128,224,646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(59,990,524)	(32,897,274)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	25,000,000	88,246,647
Net amortization and accretion on short-term U.S. government and agency obligations	(6,348)	(146,748)
Net realized gain (loss) on investments	—	20
Change in unrealized appreciation (depreciation) on investments	(2,210)	(21,744,277)
Decrease (Increase) in receivable on futures contracts	(2,690,988)	1,144,404
Decrease (Increase) in interest receivable	2,099	26,150
Increase (Decrease) in payable to Sponsor	(7,303)	26,465
Increase (Decrease) in brokerage commissions and fees payable	25,647	—
Increase (Decrease) in payable on futures contracts	166,417	953,702

Net cash provided by (used in) operating activities	(81,343,315)	163,833,735

Cash flow from financing activities
Proceeds from addition of shares	64,302,979	67,838,424
Payment on shares redeemed	(25,583,717)	(222,259,090)

Net cash provided by (used in) financing activities	38,719,262	(154,420,666)

Net increase (decrease) in cash	(42,624,053)	9,413,069
Cash, beginning of period	97,113,373	61,909,177

Cash, end of period	$54,489,320	$71,322,246

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $43,997,035 and $9,999,612, respectively)	$43,998,801	$9,999,861
Cash	12,606,546	12,600,775
Segregated cash balances with brokers for futures contracts	12,310,981	6,546,607
Receivable on open futures contracts	607,891	—
Interest receivable	1,242	548

Total assets	69,525,461	29,147,791

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,604,177
Payable on open futures contracts	—	1,543,700
Brokerage commissions and fees payable	427	—
Payable to Sponsor	65,619	22,029
Non-recurring fees and expenses payable	140	140

Total liabilities	66,186	4,170,046

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	69,459,275	24,977,745

Total liabilities and shareholders’ equity	$69,525,461	$29,147,791

Shares outstanding	1,774,832	524,832

Net asset value per share	$39.14	$47.59

Market value per share (Note 2)	$39.32	$47.38

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(63% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 04/15/21	$4,000,000	$3,999,977
0.047% due 05/20/21	22,000,000	21,999,402
0.040% due 06/17/21	18,000,000	17,999,422

Total short-term U.S. government and agency obligations (cost $43,997,035)		$43,998,801

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2021	5,327	$138,928,160	$16,272,857

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$7,883	$42,432

Expenses
Management fee	159,337	32,430
Brokerage commissions	85,680	32,281
Brokerage fees	23,273	—

Total expenses	268,290	64,711

Net investment income (loss)	(260,407)	(22,279)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,359,394)	5,626,177

Net realized gain (loss)	(6,359,394)	5,626,177

Change in net unrealized appreciation (depreciation) on
Futures contracts	15,893,547	3,334,986
Short-term U.S. government and agency obligations	1,517	625

Change in net unrealized appreciation (depreciation)	15,895,064	3,335,611

Net realized and unrealized gain (loss)	9,535,670	8,961,788

Net income (loss)	$9,275,263	$8,939,509

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$24,977,745	$12,515,603

Addition of 4,100,000 and 550,000 shares, respectively	142,050,186	29,104,581
Redemption of 2,850,000 and 600,000 shares, respectively	(106,843,919)	(33,139,760)

Net addition (redemption) of 1,250,000 and (50,000) shares, respectively	35,206,267	(4,035,179)

Net investment income (loss)	(260,407)	(22,279)
Net realized gain (loss)	(6,359,394)	5,626,177
Change in net unrealized appreciation (depreciation)	15,895,064	3,335,611

Net income (loss)	9,275,263	8,939,509

Shareholders’ equity, end of period	$69,459,275	$17,419,933

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$9,275,263	$8,939,509
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(53,993,457)	(2,990,772)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	20,000,000	7,160,924
Net amortization and accretion on short-term U.S. government and agency obligations	(3,966)	(14,617)
Change in unrealized appreciation (depreciation) on investments	(1,517)	(625)
Decrease (Increase) in receivable on futures contracts	(607,891)	(714,526)
Decrease (Increase) in interest receivable	(694)	(130)
Increase (Decrease) in payable to Sponsor	43,590	11,592
Increase (Decrease) in brokerage commissions and fees payable	427	—
Increase (Decrease) in payable on futures contracts	(1,543,700)	(6,826)

Net cash provided by (used in) operating activities	(26,831,945)	12,384,529

Cash flow from financing activities
Proceeds from addition of shares	142,050,186	29,104,581
Payment on shares redeemed	(109,448,096)	(33,139,760)

Net cash provided by (used in) financing activities	32,602,090	(4,035,179)

Net increase (decrease) in cash	5,770,145	8,349,350
Cash, beginning of period	19,147,382	7,370,891

Cash, end of period	$24,917,527	$15,720,241

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $17,998,447 and $9,999,612, respectively)	$17,999,536	$9,999,861
Cash	29,681,455	42,133,228
Segregated cash balances with brokers for foreign currency forward contracts	4,041,000	1,999,000
Unrealized appreciation on foreign currency forward contracts	3,436,568	5,705
Interest receivable	920	2,148

Total assets	55,159,479	54,139,942

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	45,247	43,974
Unrealized depreciation on foreign currency forward contracts	181,875	1,142,409
Non-recurring fees and expenses payable	220	220

Total liabilities	227,342	1,186,603

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	54,932,137	52,953,339

Total liabilities and shareholders’ equity	$55,159,479	$54,139,942

Shares outstanding	2,250,000	2,350,000

Net asset value per share	$24.41	$22.53

Market value per share (Note 2)	$24.42	$22.52

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 04/15/21	$3,000,000	$2,999,983
0.086% due 05/20/21 †	7,000,000	6,999,810
0.041% due 06/17/21	8,000,000	7,999,743

Total short-term U.S. government and agency obligations (cost $17,998,447)		$17,999,536

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	04/09/21	12,078,000	$14,163,535	$(181,875)

			Total Unrealized Depreciation	$(181,875)

Contracts to Sell
Euro with Goldman Sachs International	04/09/21	(37,401,263)	$(43,859,422)	$1,328,784
Euro with UBS AG	04/09/21	(68,453,199)	(80,273,164)	2,107,784

			Total Unrealized Appreciation	$3,436,568

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$7,166	$399,657

Expenses
Management fee	124,038	263,442

Total expenses	124,038	263,442

Net investment income (loss)	(116,872)	136,215

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	70,527	1,047,283

Net realized gain (loss)	70,527	1,047,283

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	4,391,397	3,137,931
Short-term U.S. government and agency obligations	840	52,320

Change in net unrealized appreciation (depreciation)	4,392,237	3,190,251

Net realized and unrealized gain (loss)	4,462,764	4,237,534

Net income (loss)	$4,345,892	$4,373,749

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$52,953,339	$120,581,173

Addition of 200,000 and 200,000 shares, respectively	4,613,244	5,754,066
Redemption of 300,000 and 1,350,000 shares, respectively	(6,980,338)	(37,514,389)

Net addition (redemption) of (100,000) and (1,150,000) shares, respectively	(2,367,094)	(31,760,323)

Net investment income (loss)	(116,872)	136,215
Net realized gain (loss)	70,527	1,047,283
Change in net unrealized appreciation (depreciation)	4,392,237	3,190,251

Net income (loss)	4,345,892	4,373,749

Shareholders’ equity, end of period	$54,932,137	$93,194,599

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$4,345,892	$4,373,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(41,994,414)	(56,787,039)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	34,000,000	105,685,000
Net amortization and accretion on short-term U.S. government and agency obligations	(4,421)	(251,364)
Change in unrealized appreciation (depreciation) on investments	(4,392,237)	(3,190,251)
Decrease (Increase) in interest receivable	1,228	27,885
Increase (Decrease) in payable to Sponsor	1,273	67,380

Net cash provided by (used in) operating activities	(8,042,679)	49,925,360

Cash flow from financing activities
Proceeds from addition of shares	4,613,244	5,754,066
Payment on shares redeemed	(6,980,338)	(33,413,625)

Net cash provided by (used in) financing activities	(2,367,094)	(27,659,559)

Net increase (decrease) in cash	(10,409,773)	22,265,801
Cash, beginning of period	44,132,228	44,280,278

Cash, end of period	$33,722,455	$66,546,079

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $12,998,786 and $–, respectively)	$12,999,597	$—
Cash	22,381,424	16,935,121
Segregated cash balances with brokers for futures contracts	2,923,750	1,503,750
Segregated cash balances with brokers for swap agreements	4,201,087	2,194,500
Receivable on open futures contracts	—	1,317
Interest receivable	615	742

Total assets	42,506,473	20,635,430

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	548,420	12,410
Brokerage commissions and fees payable	1,492	—
Payable to Sponsor	27,498	16,835
Unrealized depreciation on swap agreements	685,467	268,728
Non-recurring fees and expenses payable	81	81

Total liabilities	1,262,958	298,054

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	41,243,515	20,337,376

Total liabilities and shareholders’ equity	$42,506,473	$20,635,430

Shares outstanding	1,096,977	646,977

Net asset value per share	$37.60	$31.43

Market value per share (Note 2)	$37.89	$31.14

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.086% due 05/20/21 †	$3,000,000	$2,999,918
0.041% due 06/17/21 †	10,000,000	9,999,679

Total short-term U.S. government and agency obligations (cost $12,998,786)		$12,999,597

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2021	247	$42,375,320	$39,145
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/21	$(14,224,080)	$(291,552)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	04/06/21	(14,746,325)	(301,800)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/21	(11,127,395)	(92,115)

			Total Unrealized Depreciation	$(685,467)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$2,962	$61,021

Expenses
Management fee	63,727	43,239
Brokerage commissions	3,590	2,104
Brokerage fees	4,686	—

Total expenses	72,003	45,343

Net investment income (loss)	(69,041)	15,678

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,334,982	(2,028,666)
Swap agreements	2,668,208	(3,902,216)
Short-term U.S. government and agency obligations	169	—

Net realized gain (loss)	4,003,359	(5,930,882)

Change in net unrealized appreciation (depreciation) on
Futures contracts	236,075	641,113
Swap agreements	(416,739)	2,034,683
Short-term U.S. government and agency obligations	811	1,178

Change in net unrealized appreciation (depreciation)	(179,853)	2,676,974

Net realized and unrealized gain (loss)	3,823,506	(3,253,908)

Net income (loss)	$3,754,465	$(3,238,230)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$20,337,376	$21,047,560

Addition of 750,000 and 200,000 shares, respectively	27,291,216	9,689,641
Redemption of 300,000 and 150,000 shares, respectively	(10,139,542)	(6,929,927)

Net addition (redemption) of 450,000 and 50,000 shares, respectively	17,151,674	2,759,714

Net investment income (loss)	(69,041)	15,678
Net realized gain (loss)	4,003,359	(5,930,882)
Change in net unrealized appreciation (depreciation)	(179,853)	2,676,974

Net income (loss)	3,754,465	(3,238,230)

Shareholders’ equity, end of period	$41,243,515	$20,569,044

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$3,754,465	$(3,238,230)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(18,997,037)	(6,983,176)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,999,936	17,371,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,516)	(31,387)
Net realized gain (loss) on investments	(169)	—
Change in unrealized appreciation (depreciation) on investments	415,928	(2,035,861)
Decrease (Increase) in receivable on futures contracts	1,317	(71,561)
Decrease (Increase) in interest receivable	127	3,872
Increase (Decrease) in payable to Sponsor	10,663	10,968
Increase (Decrease) in brokerage commissions and fees payable	1,492	—
Increase (Decrease) in payable on futures contracts	536,010	110,341

Net cash provided by (used in) operating activities	(8,278,784)	5,135,966

Cash flow from financing activities
Proceeds from addition of shares	27,291,216	7,388,926
Payment on shares redeemed	(10,139,542)	(6,929,927)

Net cash provided by (used in) financing activities	17,151,674	458,999

Net increase (decrease) in cash	8,872,890	5,594,965
Cash, beginning of period	20,633,371	9,895,915

Cash, end of period	$29,506,261	$15,490,880

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $14,998,873 and $—, respectively)	$14,999,620	$—
Cash	15,590,378	18,919,314
Segregated cash balances with brokers for futures contracts	6,919,687	1,503,250
Segregated cash balances with brokers for swap agreements	7,033,229	11,732,485
Unrealized appreciation on swap agreements	771,233	—
Receivable on open futures contracts	247,484	39,445
Interest receivable	351	814

Total assets	45,561,982	32,195,308

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	381,175	86,282
Brokerage commissions and fees payable	3,309	—
Payable to Sponsor	32,701	25,557
Unrealized depreciation on swap agreements	—	3,197,561
Non-recurring fees and expenses payable	133	133

Total liabilities	417,318	3,309,533

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,144,664	28,885,775

Total liabilities and shareholders’ equity	$45,561,982	$32,195,308

Shares outstanding	6,466,976	4,166,976

Net asset value per share	$6.98	$6.93

Market value per share (Note 2)	$7.01	$6.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 04/15/21 †	$2,000,000	$1,999,989
0.061% due 05/20/21 †	10,000,000	9,999,727
0.044% due 06/17/21 †	3,000,000	2,999,904

Total short-term U.S. government and agency obligations
(cost $14,998,873)		$14,999,620

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2021	347	$42,563,020	$3,276,894

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/21	$(8,308,475)	$248,258
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	04/06/21	(15,457,845)	135,200
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/06/21	(8,697,261)	259,594
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/06/21	(15,222,974)	128,181

			Total Unrealized Appreciation	$771,233

† All or partial amount pledged as collateral for swap agreements.
^  The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^ Rates shown represent discount rate at the time of purchase.
*   Reflects the floating financing rate, as of March 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

** For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$3,117	$44,536

Expenses
Management fee	84,745	37,136
Brokerage commissions	7,444	3,981
Brokerage fees	9,991	—

Total expenses	102,180	41,117

Net investment income (loss)	(99,063)	3,419

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,236,193)	1,920,009
Swap agreements	(1,696,158)	(1,077,769)
Short-term U.S. government and agency obligations	85	—

Net realized gain (loss)	(2,932,266)	842,240

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,496,970	1,603,007
Swap agreements	3,968,794	2,587,264
Short-term U.S. government and agency obligations	747	185

Change in net unrealized appreciation (depreciation)	7,466,511	4,190,456

Net realized and unrealized gain (loss)	4,534,245	5,032,696

Net income (loss)	$4,435,182	$5,036,115

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$28,885,775	$13,834,163

Addition of 9,800,000 and 200,000 shares, respectively	58,095,647	5,962,843
Redemption of 7,500,000 and 200,000 shares, respectively	(46,271,940)	(5,945,290)

Net addition (redemption) of 2,300,000 and – shares, respectively	11,823,707	17,553

Net investment income (loss)	(99,063)	3,419
Net realized gain (loss)	(2,932,266)	842,240
Change in net unrealized appreciation (depreciation)	7,466,511	4,190,456

Net income (loss)	4,435,182	5,036,115

Shareholders’ equity, end of period	$45,144,664	$18,887,831

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$4,435,182	$5,036,115
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(22,996,733)	(4,386,262)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,999,988	12,574,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,043)	(24,652)
Net realized gain (loss) on investments	(85)	—
Change in unrealized appreciation (depreciation) on investments	(3,969,541)	(2,587,449)
Decrease (Increase) in receivable on futures contracts	(208,039)	(12,581)
Decrease (Increase) in interest receivable	463	(2,333)
Increase (Decrease) in payable to Sponsor	7,144	13,753
Increase (Decrease) in brokerage commissions and fees payable	3,309	—
Increase (Decrease) in payable on futures contracts	294,893	(9,156)

Net cash provided by (used in) operating activities	(14,435,462)	10,601,435

Cash flow from financing activities
Proceeds from addition of shares	58,095,647	5,962,843
Payment on shares redeemed	(46,271,940)	(5,945,290)

Net cash provided by (used in) financing activities	11,823,707	17,553

Net increase (decrease) in cash	(2,611,755)	10,618,988
Cash, beginning of period	32,155,049	6,646,212

Cash, end of period	$29,543,294	$17,265,200

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $14,498,781 and $–, respectively)	$14,499,635	$—
Cash	15,006,733	21,470,564
Segregated cash balances with brokers for foreign currency forward contracts	3,106,000	2,804,000
Unrealized appreciation on foreign currency forward contracts	2,366,090	7,008
Interest receivable	504	914

Total assets	34,978,962	24,282,486

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	26,860	19,348
Unrealized depreciation on foreign currency forward contracts	30,168	571,974
Non-recurring fees and expenses payable	94	94

Total liabilities	57,122	591,416

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	34,921,840	23,691,070

Total liabilities and shareholders’ equity	$34,978,962	$24,282,486

Shares outstanding	449,290	349,290

Net asset value per share	$77.73	$67.83

Market value per share (Note 2)	$77.75	$67.81

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(42% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 04/15/21	$3,000,000	$2,999,983
0.086% due 05/20/21	4,500,000	4,499,878
0.044% due 06/17/21	7,000,000	6,999,774

Total short-term U.S. government and agency obligations
(cost $14,498,781)		$14,499,635

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	04/09/21	167,310,000	$1,511,159	$(30,168)

			Total Unrealized Depreciation	$(30,168)

Contracts to Sell
Yen with Goldman Sachs International	04/09/21	(2,009,085,165)	$(18,146,236)	$645,891
Yen with UBS AG	04/09/21	(5,895,178,875)	(53,245,781)	1,720,199

			Total Unrealized Appreciation	$2,366,090

^  The positions and counterparties herein are as of March 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^ Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$3,596	$126,183

Expenses
Management fee	66,553	84,437

Total expenses	66,553	84,437

Net investment income (loss)	(62,957)	41,746

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,259,573	(506,520)

Net realized gain (loss)	1,259,573	(506,520)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	2,900,888	(699,345)
Short-term U.S. government and agency obligations	854	2,276

Change in net unrealized appreciation (depreciation)	2,901,742	(697,069)

Net realized and unrealized gain (loss)	4,161,315	(1,203,589)

Net income (loss)	$4,098,358	$(1,161,843)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$23,691,070	$38,132,320

Addition of 100,000 and 50,000 shares, respectively	7,132,412	3,956,753

Redemption of – and 150,000 shares, respectively	—	(11,341,060)

Net addition (redemption) of 100,000 and (100,000) shares, respectively	7,132,412	(7,384,307)

Net investment income (loss)	(62,957)	41,746
Net realized gain (loss)	1,259,573	(506,520)
Change in net unrealized appreciation (depreciation)	2,901,742	(697,069)

Net income (loss)	4,098,358	(1,161,843)

Shareholders’ equity, end of period	$34,921,840	$29,586,170

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$4,098,358	$(1,161,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(21,496,640)	(12,760,075)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,000,000	34,374,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,141)	(68,691)
Change in unrealized appreciation (depreciation) on investments	(2,901,742)	697,069
Decrease (Increase) in interest receivable	410	5,925
Increase (Decrease) in payable to Sponsor	7,512	20,523

Net cash provided by (used in) operating activities	(13,294,243)	21,106,908

Cash flow from financing activities
Proceeds from addition of shares	7,132,412	3,956,753
Payment on shares redeemed	—	(11,341,060)

Net cash provided by (used in) financing activities	7,132,412	(7,384,307)

Net increase (decrease) in cash	(6,161,831)	13,722,601
Cash, beginning of period	24,274,564	12,507,112

Cash, end of period	$18,112,733	$26,229,713

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $31,997,344 and $44,999,073, respectively)	$31,999,153	$44,999,732
Cash	29,170,532	14,723,084
Segregated cash balances with brokers for futures contracts	14,208,700	13,079,750
Receivable on open futures contracts	—	247,077
Interest receivable	1,499	643

Total assets	75,379,884	73,050,286

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	915,787
Payable on open futures contracts	188,562	—
Brokerage commissions and fees payable	11,270	10,395
Payable to Sponsor	57,305	49,009

Total liabilities	257,137	975,191

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	75,122,747	72,075,095

Total liabilities and shareholders’ equity	$75,379,884	$73,050,286

Shares outstanding	2,162,403	1,962,403

Net asset value per share	$34.74	$36.73

Market value per share (Note 2)	$35.06	$36.70

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(43% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 04/15/21	$5,000,000	$4,999,971
0.086% due 05/20/21	10,000,000	9,999,728
0.040% due 06/17/21	17,000,000	16,999,454

Total short-term U.S. government and agency obligations
(cost $31,997,344)		$31,999,153

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2021	550	$13,365,000	$(938,335)
VIX Futures - Cboe, expires August 2021	1,016	24,842,318	(3,842,774)
VIX Futures - Cboe, expires September 2021	1,016	25,249,530	(4,020,035)
VIX Futures - Cboe, expires October 2021	466	11,653,868	(609,144)

			$(9,410,288)

^^ Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$10,224	$158,298

Expenses
Management fee	178,080	94,284
Brokerage commissions	11,312	15,939
Brokerage fees	25,632	155

Total expenses	215,024	110,378

Net investment income (loss)	(204,800)	47,920

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,539,316	7,756,525

Net realized gain (loss)	3,539,316	7,756,525

Change in net unrealized appreciation (depreciation) on
Futures contracts	(8,276,672)	15,963,130
Short-term U.S. government and agency obligations	1,150	19,740

Change in net unrealized appreciation (depreciation)	(8,275,522)	15,982,870

Net realized and unrealized gain (loss)	(4,736,206)	23,739,395

Net income (loss)	$(4,941,006)	$23,787,315

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$72,075,095	$45,986,584

Addition of 400,000 and 375,000 shares, respectively	15,879,994	10,708,061
Redemption of 200,000 and 1,375,000 shares, respectively	(7,891,336)	(35,447,574)

Net addition (redemption) of 200,000 and (1,000,000) shares, respectively	7,988,658	(24,739,513)

Net investment income (loss)	(204,800)	47,920
Net realized gain (loss)	3,539,316	7,756,525
Change in net unrealized appreciation (depreciation)	(8,275,522)	15,982,870

Net income (loss)	(4,941,006)	23,787,315

Shareholders’ equity, end of period	$75,122,747	$45,034,386

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(4,941,006)	$23,787,315
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(47,992,944)	(23,530,289)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	61,000,000	23,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(5,327)	(68,368)
Change in unrealized appreciation (depreciation) on investments	(1,150)	(19,740)
Decrease (Increase) in receivable on futures contracts	247,077	(2,635,835)
Decrease (Increase) in interest receivable	(856)	22,658
Increase (Decrease) in payable to Sponsor	8,296	32,113
Increase (Decrease) in brokerage commissions and fees payable	875	—
Increase (Decrease) in payable on futures contracts	188,562	(1,129,877)

Net cash provided by (used in) operating activities	8,503,527	19,457,977

Cash flow from financing activities
Proceeds from addition of shares	15,879,994	7,802,797
Payment on shares redeemed	(8,807,123)	(35,447,574)

Net cash provided by (used in) financing activities	7,072,871	(27,644,777)

Net increase (decrease) in cash	15,576,398	(8,186,800)
Cash, beginning of period	27,802,834	33,130,653

Cash, end of period	$43,379,232	$24,943,853

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $152,987,025 and $84,998,436, respectively)	$152,996,232	$84,999,583
Cash	47,332,471	71,736,247
Segregated cash balances with brokers for futures contracts	150,530,784	134,825,900
Receivable on open futures contracts	1,887,259	2,295,585
Interest receivable	2,281	2,815

Total assets	352,749,027	293,860,130

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,819,500	231,900
Brokerage commissions and fees payable	120,448	81,049
Payable to Sponsor	230,321	156,632

Total liabilities	3,170,269	469,581

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	349,578,758	293,390,549

Total liabilities and shareholders’ equity	$352,749,027	$293,860,130

Shares outstanding	37,501,317	21,326,317

Net asset value per share	$9.32	$13.76

Market value per share (Note 2)	$9.35	$13.74

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.067% due 04/15/21	$65,000,000	$64,999,623
0.086% due 05/20/21	18,000,000	17,999,510
0.040% due 06/17/21	45,000,000	44,998,556
0.075% due 07/15/21	25,000,000	24,998,543

Total short-term U.S. government and agency obligations (cost $152,987,025)		$152,996,232

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
VIX Futures - Cboe, expires April 2021	8,754	$181,505,436	$(48,339,299)
VIX Futures - Cboe, expires May 2021	7,407	167,959,651	(11,463,705)

			$(59,803,004)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest	$38,460	$960,075

Expenses
Management fee	825,460	626,516
Brokerage commissions	172,658	184,760
Brokerage fees	265,146	4,774

Total expenses	1,263,264	816,050

Net investment income (loss)	(1,224,804)	144,025

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(76,634,593)	325,737,788

Net realized gain (loss)	(76,634,593)	325,737,788

Change in net unrealized appreciation (depreciation) on
Futures contracts	(53,438,914)	67,783,030
Short-term U.S. government and agency obligations	8,060	119,214

Change in net unrealized appreciation (depreciation)	(53,430,854)	67,902,244

Net realized and unrealized gain (loss)	(130,065,447)	393,640,032

Net income (loss)	$(131,290,251)	$393,784,057

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020
Shareholders’ equity, beginning of period	$293,390,549	$279,792,503

Addition of 25,325,000 and 6,800,000 shares, respectively	326,892,710	78,257,089
Redemption of 9,150,000 and 23,675,000 shares, respectively	(139,414,250)	(528,778,295)

Net addition (redemption) of 16,175,000 and (16,875,000) shares, respectively	187,478,460	(450,521,206)

Net investment income (loss)	(1,224,804)	144,025
Net realized gain (loss)	(76,634,593)	325,737,788
Change in net unrealized appreciation (depreciation)	(53,430,854)	67,902,244

Net income (loss)	(131,290,251)	393,784,057

Shareholders’ equity, end of period	$349,578,758	$223,055,354

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(131,290,251)	$393,784,057
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(247,959,463)	(137,588,047)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	180,000,000	149,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(29,126)	(417,516)
Change in unrealized appreciation (depreciation) on investments	(8,060)	(119,214)
Decrease (Increase) in receivable on futures contracts	408,326	770,570
Decrease (Increase) in interest receivable	534	(5,342)
Increase (Decrease) in payable to Sponsor	73,689	283,274
Increase (Decrease) in brokerage commissions and fees payable	39,399	—
Increase (Decrease) in payable on futures contracts	2,587,600	(2,062,759)

Net cash provided by (used in) operating activities	(196,177,352)	403,645,023

Cash flow from financing activities
Proceeds from addition of shares	326,892,710	78,257,089
Payment on shares redeemed	(139,414,250)	(518,770,322)

Net cash provided by (used in) financing activities	187,478,460	(440,513,233)

Net increase (decrease) in cash	(8,698,892)	(36,868,210)
Cash, beginning of period	206,562,147	194,935,341

Cash, end of period	$197,863,255	$158,067,131

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,026,810,504 and $1,034,967,523, respectively)	$2,026,935,650	$1,034,986,384
Cash	893,065,733	1,651,161,384
Segregated cash balances with brokers for futures contracts	1,399,057,783	1,491,618,088
Segregated cash balances with brokers for foreign currency forward contracts	8,060,000	5,716,000
Segregated cash balances with brokers for swap agreements	220,571,316	107,967,985
Unrealized appreciation on swap agreements	6,931,663	80,135,841
Unrealized appreciation on foreign currency forward contracts	5,810,029	169,051
Receivable from capital shares sold	4,134,427	49,086,388
Receivable on open futures contracts	132,627,916	108,851,000
Interest receivable	172,108	66,871

Total assets	$4,697,366,625	4,529,758,992

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,233,023	18,280,444
Payable on open futures contracts	45,284,062	27,874,393
Brokerage commissions and fees payable	1,088,475	691,005
Payable to Sponsor	4,045,514	3,407,672
Unrealized depreciation on swap agreements	69,855,064	3,491,096
Unrealized depreciation on foreign currency forward contracts	630,820	1,714,898
Securities purchased payable	38,977,944	—
Non-recurring fees and expenses payable	48,070	48,070

Total liabilities	163,162,972	55,507,578

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,534,203,653	4,474,251,414

Total liabilities and shareholders’ equity	$4,697,366,625	$4,529,758,992

Shares outstanding	346,051,695	228,676,695

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020*
Investment Income
Interest	$549,742	$7,499,714

Expenses
Management fee	12,169,010	5,838,804
Brokerage commissions	2,903,800	1,746,456
Brokerage fees	2,853,404	51,378

Total expenses	17,926,214	7,636,638

Net investment income (loss)	(17,376,472)	(136,924)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(534,133,804)	315,177,827
Swap agreements	55,764,481	(279,339,085)
Options	—	(9,707,000)
Foreign currency forward contracts	1,163,291	479,012
Short-term U.S. government and agency obligations	19,761	176,434

Net realized gain (loss)	(477,186,271)	26,787,188

Change in net unrealized appreciation (depreciation) on
Futures contracts	(257,111,138)	279,530,155
Swap agreements	(139,568,146)	(341,111,914)
Foreign currency forward contracts	6,725,056	2,198,013
Short-term U.S. government and agency obligations	106,285	961,117

Change in net unrealized appreciation (depreciation)	(389,847,943)	(58,422,629)

Net realized and unrealized gain (loss)	(867,034,214)	(31,635,441)

Net income (loss)	$(884,410,686)	$(31,772,365)

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF through March 27, 2020, the date liquidation was determined to be imminent.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2021	2020*
Shareholders’ equity, beginning of period	$4,474,251,414	$2,356,325,101

Addition of 255,925,000 and 246,780,000 shares, respectively	3,034,497,796	3,084,661,161
Redemption of 138,550,000 and 107,815,000 shares, respectively	(2,090,134,871)	(2,662,911,931)

Net addition (redemption) of 117,375,000 and 138,965,000 shares, respectively	944,362,925	421,749,230

Net investment income (loss)	(17,376,472)	(136,924)
Net realized gain (loss)	(477,186,271)	26,787,188
Change in net unrealized appreciation (depreciation)	(389,847,943)	(58,422,629)

Net income (loss)	(884,410,686)	(31,772,365)

Shareholders’ equity, end of period	$4,534,203,653	$2,746,301,966

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF through March 27, 2020, the date liquidation was determined to be imminent.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020*
Cash flow from operating activities
Net income (loss)	$(884,410,686)	$(31,772,365)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,414,460,174)	(1,271,770,647)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,422,995,930	1,721,389,895
Net amortization and accretion on short-term U.S. government and agency obligations	(358,976)	(4,035,875)
Net realized gain (loss) on investments	(19,761)	(176,434)
Change in unrealized appreciation (depreciation) on investments	132,736,805	337,952,784
Decrease (Increase) in securities sold receivable	—	3,883
Decrease (Increase) in receivable on futures contracts	(23,776,916)	(146,056,402)
Decrease (Increase) in interest receivable	(105,237)	153,339
Increase (Decrease) in payable to Sponsor	637,842	2,222,523
Increase (Decrease) in brokerage commissions and fees payable	397,470	—
Increase (Decrease) in payable on futures contracts	17,409,669	(1,490,423)
Increase (Decrease) in securities purchased payable	38,977,944	—

Net cash provided by (used in) operating activities	(1,709,976,090)	606,420,278

Cash flow from financing activities
Proceeds from addition of shares	3,079,449,757	2,985,264,602
Payment on shares redeemed	(2,105,182,292)	(2,643,315,875)

Net cash provided by (used in) financing activities	974,267,465	341,948,727

Net increase (decrease) in cash	(735,708,625)	948,369,005
Cash, beginning of period	3,256,463,457	1,190,195,205

Cash, end of period**	$2,520,754,832	$2,138,564,210

*	The operations include the activity of ProShares UltraPro 3x Crude Oil ETF and ProShares UltraPro 3x Short Crude Oil ETF through March 27, 2020, the date liquidation was determined to be imminent.
**	Cash, end of period includes cash balances for the liquidated funds as of March 27, 2020.
See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2021, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
On March 15, 2020, ProShare Capital Management LLC announced that it planned to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD), together, the “liquidated funds”. The last day the liquidated funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidation were sent to shareholders on April 3, 2020 (the “Distribution Date”). From March 30, 2020 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on April 3, 2020.
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

Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the three months ended
March 31
,
2021
, and during the year ended December 31, 2020. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 19, 2021.
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

Statements of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated March 31, 2021 and 2020, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2021 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	March 31, 2021

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	March 31, 2021

Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31, 2021

Short Euro,
Ultra Euro,
Ultra Yen,
UltraShort Australian Dollar,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	March 31, 2021

Short VIX Short-Term Futures ETF**,
Ultra VIX Short-Term Futures ETF**,
VIX Mid-Term Futures ETF** and
VIX Short-Term Futures ETF**	2:00 p.m.	4:00 p.m.	March 31, 2021

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2021.

**
On Monday, October 26, 2020 each Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Please see Note 8 in these Notes to Financial Statements for more information.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2021.
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

The following table

summarizes the valuation of investments at March 31, 2021 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$999,973	$33,928	$—	$—	$1,033,901
ProShares Short VIX Short-Term Futures ETF	91,998,460	50,470,675	—	—	142,469,135
ProShares Ultra Bloomberg Crude Oil	689,976,589	238,548,911	—	(40,748,594)	887,776,906
ProShares Ultra Bloomberg Natural Gas	33,999,110	(11,300,062)	—	—	22,699,048
ProShares Ultra Euro	999,973	—	(222,404)	—	777,569
ProShares Ultra Gold	86,998,893	393,125	—	6,160,430	93,552,448
ProShares Ultra Silver	419,985,837	(15,401,821)	—	(28,421,003)	376,163,013
ProShares Ultra VIX Short-Term Futures ETF	376,985,173	(332,928,249)	—	—	44,056,924
ProShares Ultra Yen	499,986	—	(189,002)	—	310,984
ProShares UltraShort Australian Dollar	—	67,102	—	—	67,102
ProShares UltraShort Bloomberg Crude Oil	34,999,082	(9,000,179)	—	—	25,998,903
ProShares UltraShort Bloomberg Natural Gas	43,998,801	16,272,857	—	—	60,271,658
ProShares UltraShort Euro	17,999,536	—	3,254,693	—	21,254,229
ProShares UltraShort Gold	12,999,597	39,145	—	(685,467)	12,353,275
ProShares UltraShort Silver	14,999,620	3,276,894	—	771,233	19,047,747
ProShares UltraShort Yen	14,499,635	—	2,335,922	—	16,835,557
ProShares VIX Mid-Term Futures ETF	31,999,153	(9,410,288)	—	—	22,588,865
ProShares VIX Short-Term Futures ETF	152,996,232	(59,803,004)	—	—	93,193,228

Total Trust	$2,026,935,650	$(128,740,966)	$5,179,209	$(62,923,401)	$1,840,450,492

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2021 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2021, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2021, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The following tables indicate the location of derivative related items on the Statements of Financial Condition as
w
ell as the effect of derivative instruments on the Statements of Operations during the reporting period.

Fair Value of Derivative Instruments as of March 31, 2021

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$50,470,675	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			332,928,249	*
	ProShares VIX Mid-Term Futures ETF		—			9,410,288	*
	ProShares VIX Short-Term Futures ETF		—			59,803,004	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		238,887,300	*		41,086,983	*
	ProShares Ultra Bloomberg Natural Gas		—			11,300,062	*
	ProShares Ultra Gold		6,553,555	*		—
	ProShares Ultra Silver		—			43,822,824	*
	ProShares UltraShort Bloomberg Crude Oil		469,128	*		9,469,307	*
	ProShares UltraShort Bloomberg Natural Gas		16,272,857	*		—
	ProShares UltraShort Gold		39,145	*		685,467	*
	ProShares UltraShort Silver		4,048,127	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		33,928	*		—
	ProShares Ultra Euro		4,330			226,734
	ProShares Ultra Yen		3,041			192,043

Fair Value of Derivative Instruments as of March 31, 2021

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
	ProShares UltraShort Australian Dollar		$67,102	*		$—
	ProShares UltraShort Euro		3,436,568			181,875
	ProShares UltraShort Yen		2,366,090			30,168
		Total Trust	$322,651,846	*		$509,137,004	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2020

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$8,348,783	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			48,549,473	*
	ProShares VIX Mid-Term Futures ETF		147,915	*		1,281,531	*
	ProShares VIX Short-Term Futures ETF		—			6,364,090	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		162,806,234	*		—
	ProShares Ultra Bloomberg Natural Gas		6,500,721	*		—
	ProShares Ultra Gold		7,787,854	*		—
	ProShares Ultra Silver		93,942,878	*		—
	ProShares UltraShort Bloomberg Crude Oil		—			14,636,813	*
	ProShares UltraShort Bloomberg Natural Gas		379,310	*		—
	ProShares UltraShort Gold		—			465,658	*
	ProShares UltraShort Silver		—			3,417,637	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			44,626	*
	ProShares Ultra Euro		89,103			367
	ProShares Ultra Yen		67,235			148
	ProShares UltraShort Australian Dollar		—			138,950	*

Fair Value of Derivative Instruments as of December 31, 2020

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
	ProShares UltraShort Euro		$5,705			$1,142,409
	ProShares UltraShort Yen		7,008			571,974

		Total Trust	$280,082,746	*		$76,613,676	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/pay
a
ble on open futures.

The Effect of Derivative Instruments on the Statement of Operations For the three months ended March 31, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$24,209,417	$42,121,892
		ProShares Ultra VIX Short-Term Futures ETF	(704,518,024)	(284,378,776)
		ProShares VIX Mid-Term Futures ETF	3,539,316	(8,276,672)
		ProShares VIX Short-Term Futures ETF	(76,634,593)	(53,438,914)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	334,351,228	34,994,083
		ProShares Ultra Bloomberg Natural Gas	41,582,385	(17,800,783)
		ProShares Ultra Gold	(51,248,132)	(1,234,299)
		ProShares Ultra Silver	4,910,551	(137,765,702)
		ProShares UltraShort Bloomberg Crude Oil	(49,177,765)	5,636,634
		ProShares UltraShort Bloomberg Natural Gas	(6,359,394)	15,893,547
		ProShares UltraShort Gold	4,003,190	(180,664)
		ProShares UltraShort Silver	(2,932,351)	7,465,764

The Effect of Derivative Instruments on the Statement of Operations For the three months ended March 31, 202 1

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	$69,393	$78,554
		ProShares Ultra Euro	(27,342)	(311,140)
		ProShares Ultra Yen	(139,467)	(256,089)
		ProShares UltraShort Australian Dollar	(164,544)	206,052
		ProShares UltraShort Euro	70,527	4,391,397
		ProShares UltraShort Yen	1,259,573	2,900,888

		Total Trust	$(477,206,032)	$(389,954,228)

The Effect of Derivative Instruments on the Statement of Operations For the three months ended March 31, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(244,300,604)	$20,973,802
		ProShares Ultra VIX Short-Term Futures ETF	726,085,231	176,381,861
		ProShares VIX Mid-Term Futures ETF	7,756,525	15,963,130
		ProShares VIX Short-Term Futures ETF	325,737,788	67,783,030
Commodities Contracts	Net realized gain (loss) on futures contracts , options and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(505,591,266)	(322,776,550)
		ProShares Ultra Bloomberg Natural Gas	(22,819,605)	(4,466,823)
		ProShares Ultra Gold	21,498,056	(19,153,296)
		ProShares Ultra Silver	(3,697,654)	(85,172,612)
		ProShares UltraPro 3x Crude Oil ETF*	(414,693,599)	(7,266,550)

The Effect of Derivative Instruments on the Statement of Operations For the three months ended March 31, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
		ProShares UltraPro 3x Short Crude Oil ETF*	$83,293,001	$8,358,056
		ProShares UltraShort Bloomberg Crude Oil	51,674,022	76,578,230
		ProShares UltraShort Bloomberg Natural Gas	5,626,177	3,334,986
		ProShares UltraShort Gold	(5,930,882)	2,675,796
		ProShares UltraShort Silver	842,240	4,190,271
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(18,638)	67,324
		ProShares Ultra Euro	(53,268)	(221,334)
		ProShares Ultra Yen	(8,483)	(19,239)
		ProShares UltraShort Australian Dollar	670,950	947,586
		ProShares UltraShort Euro	1,047,283	3,137,931
		ProShares UltraShort Yen	(506,520)	(699,345)

		Total Trust	$26,610,754	$(59,383,746)

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2021.

Fair Values of Derivative Instruments as of March 31, 2021

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$40,748,594	$—	$40,748,594
ProShares Ultra Euro
Foreign currency forward contracts	4,330	—	4,330	226,734	—	226,734
ProShares Ultra Gold
Swap agreements	6,160,430	—	6,160,430	—	—	—
ProShares Ultra Silver
Swap agreements	—	—	—	28,421,003	—	28,421,003
ProShares Ultra Yen
Foreign currency forward contracts	3,041	—	3,041	192,043	—	192,043
ProShares UltraShort Euro
Foreign currency forward contracts	3,436,568	—	3,436,568	181,875	—	181,875
ProShares UltraShort Gold
Swap agreements	—	—	—	685,467	—	685,467
ProShares UltraShort Silver
Swap agreements	771,233	—	771,233	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	2,366,090	—	2,366,090	30,168	—	30,168
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2021. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2021
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Goldman Sachs International	$(7,714,941)	$—	$7,714,941	$—
Morgan Stanley & Co. International PLC	(14,480,061)	14,480,061	—	—
Societe Generale	(7,452,971)	—	7,452,971	—
UBS AG	(11,100,621)	—	11,100,621	—
ProShares Ultra Euro
Goldman Sachs International	(78,549)	—	78,549	—
UBS AG	(143,855)	—	143,855	—
ProShares Ultra Gold
Citibank, N.A.	2,121,049	—	(310,000)	1,811,049
Goldman Sachs International	1,832,931	(259,558)	—	1,573,373
UBS AG	2,206,451	—	(330,000)	1,876,451
ProShares Ultra Silver
Citibank, N.A.	(8,800,436)	8,800,436	—	—
Goldman Sachs International	(6,616,052)	—	6,616,052	—
Morgan Stanley & Co. International PLC	(6,918,147)	6,918,147	—	—
UBS AG	(6,086,368)	—	6,086,368	—
ProShares Ultra VIX Short-Term Futures ETF

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2021

Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
Goldman Sachs & Co.	$—	$—	$—	$—
ProShares Ultra Yen
Goldman Sachs International	(106,904)	—	106,904	—
UBS AG	(82,098)	—	82,098	—
ProShares UltraShort Euro
Goldman Sachs International	1,328,784	(1,154,554)	—	174,230
UBS AG	1,925,909	—	(1,700,000)	225,909
ProShares UltraShort Gold
Citibank, N.A.	(291,552)	156,152	135,400	—
Goldman Sachs International	(301,800)	—	301,800	—
UBS AG	(92,116)	—	92,116	—
ProShares UltraShort Silver
Citibank, N.A.	248,259	—	(248,259)	—
Goldman Sachs International	135,199	(135,199)	—	—
Morgan Stanley & Co. International PLC	259,594	—	(259,594)	—
UBS AG	128,181	—	(128,181)	—
ProShares UltraShort Yen
Goldman Sachs International	645,892	(597,669)	—	48,223
UBS AG	1,690,031	—	(1,510,000)	180,031
The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts a
v
ailable for offset
under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2020:

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2020

	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Goldman Sachs International	$1,377,243	$(1,281,309)	$—	$95,934
Morgan Stanley & Co. International PLC	10,959,227	—	(10,629,000)	330,227
Societe Generale	1,679,334	(1,679,334)	—	—
UBS AG	4,226,391	(4,151,442)	(6,270)	68,679
ProShares Ultra Euro
Goldman Sachs International	22,950	—	—	22,950
UBS AG	65,786	—	—	65,786
ProShares Ultra Gold
Citibank, N.A.	1,770,050	—	(1,670,000)	100,050
Goldman Sachs International	1,529,612	(1,497,203)	—	32,409
UBS AG	1,841,318	—	—	1,841,318
ProShares Ultra Silver
Citibank, N.A.	18,010,776	—	(18,010,776)	—

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2020

	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
Goldman Sachs International	$12,930,574	$(12,930,574)	$—	$—
Morgan Stanley & Co. International PLC	12,353,706	—	(12,353,706)	—
UBS AG	13,457,610	(4,126,610)	(9,331,000)	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(24,807)	—	24,807	—
ProShares Ultra Yen
Goldman Sachs International	34,265	—	—	34,265
UBS AG	32,822	—	—	32,822
ProShares UltraShort Euro
Goldman Sachs International	(388,233)	—	388,233	—
UBS AG	(748,471)	748,471	—	—
ProShares UltraShort Gold
Citibank, N.A.	(80,068)	—	80,068	—
Goldman Sachs International	(82,645)	—	82,645	—
UBS AG	(106,015)	—	106,015	—
ProShares UltraShort Silver
Citibank, N.A.	(1,208,988)	—	1,208,988	—
Goldman Sachs International	(927,829)	—	927,829	—
Morgan Stanley & Co. International PLC	(579,421)	—	579,421	—
UBS AG	(481,323)	—	481,323	—
ProShares UltraShort Yen
Goldman Sachs International	(207,021)	—	207,021	—
UBS AG	(357,945)	—	357,945	—
NOTE 4 – AGREEMENTS
Management Fee
Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a M
a
nagement Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund.
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
Transaction fees for the three months ended March 31, 2021 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2021
ProShares Short Euro	$—
ProShares Short VIX Short-Term Futures ETF	42,067
ProShares Ultra Bloomberg Crude Oil	—
ProShares Ultra Bloomberg Natural Gas	—
ProShares Ultra Euro	—
ProShares Ultra Gold	—
ProShares Ultra Silver	—
ProShares Ultra VIX Short-Term Futures ETF	977,320
ProShares Ultra Yen	—
ProShares UltraShort Australian Dollar	—
ProShares UltraShort Bloomberg Crude Oil	—
ProShares UltraShort Bloomberg Natural Gas	—
ProShares UltraShort Euro	—
ProShares UltraShort Gold	—
ProShares UltraShort Silver	—
ProShares UltraShort Yen	—
ProShares VIX Mid-Term Futures ETF	7,122
ProShares VIX Short-Term Futures ETF	153,236

Total Trust	$1,179,745

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended March 31, 2021
For the Three Months Ended March 31, 2021 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2020	$41.92	$41.42	$36.38	$21.00	$15.79	$67.57
Net investment income (loss)	(0.09)	(0.14)	(0.13)	(0.09)	(0.03)	(0.14)
Net realized and unrealized gain (loss)#	1.86	5.85	16.31	0.40	(1.31)	(13.11)
Change in net asset value from operations	1.77	5.71	16.18	0.31	(1.34)	(13.25)
Net asset value, at March 31, 2021	$43.69	$47.13	$52.56	$21.31	$14.45	$54.32
Market value per share, at December 31, 2020 †	$41.35	$41.44	$36.27	$21.07	$15.81	$68.20
Market value per share, at March 31, 2021 †	$43.52	$47.10	$52.85	$21.20	$14.47	$53.91
Total Return, at net asset value^	4.2%	13.8%	44.5%	1.5%	(8.5)%	(19.6)%
Total Return, at market value^	5.2%	13.7%	45.7%	0.6%	(8.5)%	(21.0)%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.35%	1.10%	1.60%	0.95%	1.03%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.91)%	(1.31)%	(1.04)%	(1.55)%	(0.90)%	(0.97)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2021.

For the Three Months Ended March 31, 2021 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2020	$50.71	$10.67	$59.83	$44.45	$11.61	$47.59
Net investment income (loss)	(0.12)	(0.04)	(0.13)	(0.11)	(0.03)	(0.14)
Net realized and unrealized gain (loss)#	(9.24)	(5.00)	(7.92)	0.84	(4.38)	(8.31)
Change in net asset value from operations	(9.36)	(5.04)	(8.05)	0.73	(4.41)	(8.45)
Net asset value, at March 31, 2021	$41.35	$5.63	$51.78	$45.18	$7.20	$39.14
Market value per share, at December 31, 2020 †	$51.28	$10.65	$59.82	$43.89	$11.64	$47.38
Market value per share, at March 31, 2021 †	$41.10	$5.65	$51.78	$45.19	$7.15	$39.32
Total Return, at net asset value^	(18.5)%	(47.2)%	(13.4)%	1.6%	(38.0)%	(17.8)%
Total Return, at market value^	(19.9)%	(47.0)%	(13.5)%	3.0%	(38.6)%	(17.0)%
Ratios to Average Net Assets**
Expense ratio	1.07%	1.77%	0.95%	1.02%	1.34%	1.60%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(1.02)%	(1.75)%	(0.90)%	(0.97)%	(1.29)%	(1.55)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2021.

For the Three Months Ended March 31, 2021 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2020	$22.53	$31.43	$6.93	$67.83	$36.73	$13.76
Net investment income (loss)	(0.05)	(0.09)	(0.02)	(0.16)	(0.09)	(0.04)
Net realized and unrealized gain (loss)#	1.93	6.26	0.07	10.06	(1.90)	(4.40)
Change in net asset value from operations	1.88	6.17	0.05	9.90	(1.99)	(4.44)
Net asset value, at March 31, 2021	$24.41	$37.60	$6.98	$77.73	$34.74	$9.32
Market value per share, at December 31, 2020 †	$22.52	$31.14	$6.85	$67.81	$36.70	$13.74
Market value per share, at March 31, 2021 †	$24.42	$37.89	$7.01	$77.75	$35.06	$9.35
Total Return, at net asset value^	8.4%	19.6%	0.7%	14.7%	(5.4)%	(32.3)%
Total Return, at market value^	8.4%	21.7%	2.3%	14.6%	(4.5)%	(32.0)%
Ratios to Average Net Assets**
Expense ratio	0.95%	1.07%	1.15%	0.95%	1.03%	1.30%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.85%	0.85%
Net investment income gain (loss)	(0.90)%	(1.03)%	(1.11)%	(0.90)%	(0.98)%	(1.26)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2021.

Selected data for a Share outstanding throughout the three months ended March 31, 2020
For the Three Months Ended March 31, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Net investment income (loss)	0.04	(0.04)	0.20	0.00 +	0.01	0.05
Net realized and unrealized gain (loss)#	0.98	(34.56)	(469.28)	(42.15)	(0.64)	3.18
Change in net asset value from operations	1.02	(34.60)	(469.08)	(42.15)	(0.63)	3.23
Net asset value, at March 31, 2020	$46.66	$31.02	$40.15	$41.82	$13.16	$52.44
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Market value per share, at March 31, 2020 †	$45.09	$31.01	$39.75	$42.60	$13.15	$52.00
Total Return, at net asset value^	2.2%	(52.7)%	(92.1)%	(50.2)%	(4.6)%	6.6%
Total Return, at market value^	(1.3)%	(52.5)%	(92.2)%	(48.9)%	(4.5)%	6.0%
Ratios to Average Net Assets**
Expense ratio	0.97%	1.19%	1.09%	1.39%	0.95%	0.98%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.34%	(0.38)%	0.44%	(0.02)%	0.25%	0.35%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the cha
n
ge in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2020.
+	Amount represents greater than $(0.005).

For the Three Months Ended March 31, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraPro 3x Crude Oil ETF *	UltraPro 3x Short Crude Oil ETF *	UltraShort Australian Dollar
Net asset value, at December 31, 2019	$31.70	$12.67	$55.83	$21.47	$10.66	$56.09
Net investment income (loss)	0.04	(0.02)	0.03	0.00 +	(0.01)	0.03
Net realized and unrealized gain (loss)#	(13.32)	45.87	0.35	(21.26)	34.88	16.18
Change in net asset value from operations	(13.28)	45.85	0.38	(21.26)	34.87	16.21
Net asset value, at March 31, 2020	$18.42	$58.52	$56.21	$0.21 @	$45.53 @	$72.30
Market value per share, at December 31, 2019 †	$31.65	$12.89	$55.83	$21.60	$10.58	$55.88
Market value per share, at March 31, 2020 †	$18.44	$58.56	$56.19	$0.22	$45.32	$72.06
Total Return, at net asset value^	(41.9)%	361.9%	0.7%	(99.0)%	327.1%	28.9%
Total Return, at market value^	(41.7)%	354.3%	0.6%	(99.0)%	328.4%	29.0%
Ratios to Average Net Assets**
Expense ratio	0.99%	1.47%	0.95%	1.65%	1.68%	1.04%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	0.55%	(0.50)%	0.21%	(0.49)%	(0.33)%	0.22%

*	The per share operating performance presented here is for the period ended March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2020.
+	Amount greater than $(0.005)
@	NAV on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.

For the Three Months Ended March 31, 2020 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen
Net asset value, at December 31, 2019	$12.19	$38.53	$26.80	$53.02	$26.76	$76.37
Net investment income (loss)	(0.01)	(0.08)	0.03	0.04	0.01	0.09
Net realized and unrealized gain (loss)#	36.89	24.93	0.99	(7.04)	9.77	(2.36)
Change in net asset value from operations	36.88	24.85	1.02	(7.00)	9.78	(2.27)
Net asset value, at March 31, 2020	$49.07	$63.38	$27.82	$46.02	$36.54	$74.10
Market value per share, at December 31, 2019 †	$12.15	$38.82	$26.80	$53.21	$26.80	$76.35
Market value per share, at March 31, 2020 †	$49.99	$62.02	$27.76	$46.28	$36.66	$74.11
Total Return, at net asset value^	302.5%	64.5%	3.8%	(13.2)%	36.5%	(3.0)%
Total Return, at market value^	311.4%	59.8%	3.6%	(13.0)%	36.8%	(2.9)%
Ratios to Average Net Assets**
Expense ratio	1.31%	1.90%	0.95%	1.00%	1.05%	0.95%
Expense ratio, excluding brokerage commissions and fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%
Net investment income gain (loss)	(0.14)%	(0.65)%	0.49%	0.34%	0.09%	0.47%

**	Percentages are annualized.
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
In addition, to the extent an Oil Fund has exposure to longer-dated crude oil futures contracts or other Financial Instruments, the performance of the Fund should be expected to deviate to a greater extent from the “spot” price of crude oil than if the Fund had exposure to shorter-dated futures contracts or Financial Instruments. For these and other reasons, the Oil Funds should be expected to perform very differently from the spot price of crude oil and may underperform investments that are linked to the “spot” price of crude oil.
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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2021, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.
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
On April 3, 2020, the Trust announced a
1-for-25
reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Crude Oil (ticker symbol: UCO) and a
1-for-10
reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Natural Gas (ticker symbol: BOIL). The reverse splits were effective prior to market open on April 21, 2020, when the funds began trading at their post-split price. The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding and resulting in a proportionate increase in the price per share and per share information of these funds. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse splits.
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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2021 and 2020, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2021	Interest Income Three Months Ended March 31, 2020
ProShares Short Euro	$596	$7,595
ProShares Short VIX Short-Term Futures ETF	33,890	749,861
ProShares Ultra Bloomberg Crude Oil	168,075	1,401,460
ProShares Ultra Bloomberg Natural Gas	13,815	139,339
ProShares Ultra Euro	584	15,801
ProShares Ultra Gold	35,827	414,684
ProShares Ultra Silver	98,129	776,287
ProShares Ultra VIX Short-Term Futures ETF	113,969	1,411,740
ProShares Ultra Yen	356	8,867
ProShares UltraPro 3x Crude Oil ETF*	—	346,326
ProShares UltraPro 3x Short Crude Oil ETF*	—	166,789
ProShares UltraShort Australian Dollar	258	20,054
ProShares UltraShort Bloomberg Crude Oil	10,835	248,709
ProShares UltraShort Bloomberg Natural Gas	7,883	42,432
ProShares UltraShort Euro	7,166	399,657
ProShares UltraShort Gold	2,962	61,021
ProShares UltraShort Silver	3,117	44,536
ProShares UltraShort Yen	3,596	126,183
ProShares VIX Mid-Term Futures ETF	10,224	158,298
ProShares VIX Short-Term Futures ETF	38,460	960,075

*	The operations presented here are through March 27, 2020, the date of their liquidation. See Note 1 of the Notes to Financial Statements.
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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of May 7, 2021, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2021.
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

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$4,191,955	$2,282,195
NAV end of period	$2,184,540	$2,332,843
Percentage change in NAV	(47.9)%	2.2%
Shares outstanding beginning of period	100,000	50,000
Shares outstanding end of period	50,000	50,000
Percentage change in shares outstanding	(50.0)%	—%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$41.92	$45.64
Per share NAV end of period	$43.69	$46.66
Percentage change in per share NAV	4.2%	2.2%
Percentage change in benchmark	(4.0)%	(1.7)%
Benchmark annualized volatility	6.2%	9.8%
During the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,000 outstanding Shares at December 31, 2020 to 50,000 outstanding Shares at March 31, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to March 31, 2020.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.2% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 2.2% for the three months ended March 31, 2020, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 4.0% for the three months ended March 31, 2021, as compared to the benchmark’s decline of 1.7% for the three months ended March 31, 2020, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(8,638)	$1,992
Management fee	9,053	5,503
Brokerage commission	181	100
Net realized gain (loss)	69,393	(18,638)
Change in net unrealized appreciation (depreciation)	78,642	67,294
Net Income (loss)	$139,397	$50,648
The Fund’s net income increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2021.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$409,371,468	$284,437,179
NAV end of period	$527,130,851	$809,257,658
Percentage change in NAV	28.8%	184.5%
Shares outstanding beginning of period	9,884,307	4,334,307
Shares outstanding end of period	11,184,307	26,084,307
Percentage change in shares outstanding	13.2%	501.8%
Shares created	2,400,000	24,850,000
Shares redeemed	1,100,000	3,100,000
Per share NAV beginning of period	$41.42	$65.62
Per share NAV end of period	$47.13	$31.02
Percentage change in per share NAV	13.8%	(52.7)%
Percentage change in benchmark	(32.0)%	209.3%
Benchmark annualized volatility	81.9%	140.6%
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

During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 9,884,307 outstanding Shares at December 31, 2020 to 11,184,307 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,334,307 outstanding Shares at December 31, 2019 to 26,084,307 outstanding Shares at March 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.8% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV decrease of 52.7% for the three months ended March 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 32.0% for the three months ended March 31, 2021, as compared to the benchmark’s rise of 209.3% for the three months ended March 31, 2020, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(1,442,366)	$(355,596)
Management fee	1,042,569	886,197
Brokerage commission	175,910	189,532
Net realized gain (loss)	24,209,417	(244,300,604)
Change in net unrealized appreciation (depreciation)	42,125,118	21,055,658
Net Income (loss)	$64,892,169	$(223,600,542)
The Fund’s net income increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a decrease in the value of futures prices during the three months ended March 31, 2021.

ProShares Ultra Bloomberg Crude Oil*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$902,739,250	$309,844,582
NAV end of period	$1,088,579,093	$435,593,381
Percentage change in NAV	20.6%	40.6%
Shares outstanding beginning of period	24,810,774	608,453
Shares outstanding end of period	20,710,774	10,848,453
Percentage change in shares outstanding	(16.5)%	1,683.0%
Shares created	2,350,000	10,680,000
Shares redeemed	6,450,000	440,000
Per share NAV beginning of period	$36.38	$509.23
Per share NAV end of period	$52.56	$40.15
Percentage change in per share NAV	44.5%	(92.1)%
Percentage change in benchmark	22.0%	(66.5)%
Benchmark annualized volatility	32.3%	59.5%
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
During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 24,810,774 outstanding Shares at December 31, 2020 to 20,710,774 outstanding Shares at March 31, 2021. By comparison, during the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 608,453 outstanding Shares at December 31, 2019 to 10,848,453 outstanding Shares at March 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 44.5% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV decrease of 92.1% for the three months ended March 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.

The new benchmark’s rise of 22.0% for the three months ended March 31, 2021, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
 benchmark’s decline of 66.5% for the three months ended March 31, 2020, can be attributed to an increase in the value of WTI Crude Oil during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(2,759,147)	$404,884
Management fee	2,535,085	870,239
Brokerage commission	293,200	126,337
Net realized gain (loss)	334,351,228	(505,553,797)
Change in net unrealized appreciation (depreciation)	35,035,656	(322,421,661)
Net Income (loss)	$366,627,737	$(827,570,574)
The Fund’s net income increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in the value of WTI Crude Oil during the three months ended March 31, 2021.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.
ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$169,800,371	$45,160,205
NAV end of period	$74,307,070	$26,671,617
Percentage change in NAV	(56.2)%	(40.9)%
Shares outstanding beginning of period	8,087,527	537,815
Shares outstanding end of period	3,487,527	637,815
Percentage change in shares outstanding	(56.9)%	18.6%
Shares created	3,400,000	225,000
Shares redeemed	8,000,000	125,000
Per share NAV beginning of period	$21.00	$83.97
Per share NAV end of period	$21.31	$41.82
Percentage change in per share NAV	1.5%	(50.2)%
Percentage change in benchmark	3.0%	(27.5)%
Benchmark annualized volatility	42.1%	44.0%

During the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,087,527 outstanding Shares at December 31, 2020 to 3,487,527 outstanding Shares at March 31, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 537,815 outstanding Shares at December 31, 2019 to 637,815 outstanding Shares at March 31, 2020.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.5% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV decrease of 50.2% for the three months ended March 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s rise of 3.0% for the three months ended March 31, 2021, as compared to the benchmark’s decline of 27.5% for the three months ended March 31, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(415,145)	$(2,351)
Management fee	254,815	97,108
Brokerage commission	92,297	44,582
Net realized gain (loss)	41,582,936	(22,818,551)
Change in net unrealized appreciation (depreciation)	(17,798,868)	(4,437,037)
Net Income (loss)	$23,368,923	$(27,257,939)
The Fund’s net income increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in the value of Henry Hub Natural Gas during the three months ended March 31, 2021.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$4,737,350	$6,204,424
NAV end of period	$3,611,724	$3,949,142
Percentage change in NAV	(23.8)%	(36.3)%
Shares outstanding beginning of period	300,000	450,000
Shares outstanding end of period	250,000	300,000
Percentage change in shares outstanding	(16.7)%	(33.3)%
Shares created	—	50,000
Shares redeemed	50,000	200,000
Per share NAV beginning of period	$15.79	$13.79
Per share NAV end of period	$14.45	$13.16
Percentage change in per share NAV	(8.5)%	(4.5)%
Percentage change in benchmark	(4.0)%	(1.7)%
Benchmark annualized volatility	6.2%	9.8%
During the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2020 to 250,000 outstanding Shares at March 31, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2019 to 300,000 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.5% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV decrease of 4.5% for the three months ended March 31, 2020, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 4.0% for the three months ended March 31, 2021, as compared to the benchmark’s decline of 1.7% for the three months ended March 31, 2020, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(9,494)	$3,247
Management fee	10,078	12,554
Net realized gain (loss)	(27,342)	(53,268)
Change in net unrealized appreciation (depreciation)	(311,052)	(221,542)
Net Income (loss)	$(347,888)	$(271,563)

The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2021.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$263,540,473	$110,726,032
NAV end of period	$214,548,056	$128,481,796
Percentage change in NAV	(18.6)%	16.0%
Shares outstanding beginning of period	3,900,000	2,250,000
Shares outstanding end of period	3,950,000	2,450,000
Percentage change in shares outstanding	1.3%	8.9%
Shares created	600,000	1,150,000
Shares redeemed	550,000	950,000
Per share NAV beginning of period	$67.57	$49.21
Per share NAV end of period	$54.32	$52.44
Percentage change in per share NAV	(19.6)%	6.6%
Percentage change in benchmark	(9.8)%	4.5%
Benchmark annualized volatility	18.4%	28.2%
During the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,900,000 outstanding Shares at December 31, 2020 to 3,950,000 outstanding Shares at March 31, 2021. By comparison, during the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,250,000 outstanding Shares at December 31, 2019 to 2,450,000 outstanding Shares at March 31, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.6% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 6.6% for the three months ended March 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 9.8% for the three months ended March 31, 2021, as compared to the benchmark’s rise of 4.5% for the three months ended March 31, 2020, can be attributed to a decrease in the value of gold futures contracts during the period ended March 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(579,670)	$108,908
Management fee	568,207	295,411
Brokerage commission	14,888	10,365
Net realized gain (loss)	(51,247,887)	21,498,056
Change in net unrealized appreciation (depreciation)	(1,232,503)	(19,097,360)
Net Income (loss)	$(53,060,060)	$2,509,604
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a decrease in the value of futures prices during the three months ended March 31, 2021.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$745,304,028	$239,254,842
NAV end of period	$572,501,249	$129,785,536
Percentage change in NAV	(23.2)%	(45.8)%
Shares outstanding beginning of period	14,696,526	7,546,526
Shares outstanding end of period	13,846,526	7,046,526
Percentage change in shares outstanding	(5.8)%	(6.6)%
Shares created	2,400,000	750,000
Shares redeemed	3,250,000	1,250,000
Per share NAV beginning of period	$50.71	$31.70
Per share NAV end of period	$41.35	$18.42
Percentage change in per share NAV	(18.5)%	(41.9)%
Percentage change in benchmark	(7.2)%	(21.1)%
Benchmark annualized volatility	44.4%	48.3%
During the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 14,696,526 outstanding Shares at December 31, 2020 to 13,846,526 outstanding Shares at March 31, 2021. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 7,546,526 outstanding Shares at December 31, 2019 to 7,046,526 outstanding Shares at March 31, 2020.

For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.5% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV decrease of 41.9% for the three months ended March 31, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 7.2% for the three months ended March 31, 2021, as compared to the benchmark’s decline of 21.1% for the three months ended March 31, 2020, can be attributed to a lesser decrease in the value of silver futures contracts during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(1,741,775)	$276,832
Management fee	1,631,135	481,247
Brokerage commission	46,582	18,208
Net realized gain (loss)	4,910,742	(3,697,654)
Change in net unrealized appreciation (depreciation)	(137,743,781)	(85,061,831)
Net Income (loss)	$(134,574,814)	$(88,482,653)
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a lesser decrease in the value of futures prices during the three months ended March 31, 2021.
ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$1,356,204,199	$527,636,003
NAV end of period	$1,284,373,170	$592,820,492
Percentage change in NAV	(5.3)%	12.4%
Shares outstanding beginning of period	127,130,912	41,630,912
Shares outstanding end of period	228,030,912	10,130,912
Percentage change in shares outstanding	79.4%	(75.7)%
Shares created	196,300,000	9,900,000
Shares redeemed	95,400,000	41,400,000
Per share NAV beginning of period	$10.67	$12.67
Per share NAV end of period	$5.63	$58.52
Percentage change in per share NAV	(47.2)%	361.9%
Percentage change in benchmark	—%	209.3%
Benchmark annualized volatility	—%	140.6%

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
During the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 127,130,912 outstanding Shares at December 31, 2020 to 228,030,912 outstanding Shares at March 31, 2021. By comparison, during the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 41,630,912 outstanding Shares at December 31, 2019 to 10,130,912 outstanding Shares at March 31, 2020.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 47.2% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 361.9% for the three months ended March 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 32.0% for the three months ended March 31, 2021, as compared to the benchmark’s rise of 209.3% for the three months ended March 31, 2020, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(8,069,549)	$(729,265)
Management fee	4,383,077	1,383,275
Brokerage commission	1,956,628	741,009
Net realized gain (loss)	(704,499,504)	726,085,231
Change in net unrealized appreciation (depreciation)	(284,359,331)	176,516,915
Net Income (loss)	$(996,928,384)	$901,872,881
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a decrease in the value of futures prices during the three months ended March 31, 2021.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$2,989,499	$5,580,964
NAV end of period	$2,587,694	$2,808,780
Percentage change in NAV	(13.4)%	(49.7)%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	—%	(50.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$59.83	$55.83
Per share NAV end of period	$51.78	$56.21
Percentage change in per share NAV	(13.4)%	0.6%
Percentage change in benchmark	—%	1.1%
Benchmark annualized volatility	—%	15.6%
During the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to March 31, 2021. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2019 to 49,970 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.4% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 0.6% for the three months ended March 31, 2020, was primarily due to [greater/lesser] [appreciation/depreciation] in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s rise of –% for the three months ended March 31, 2021, as compared to the benchmark’s rise of 1.1% for the three months ended March 31, 2020, can be attributed to a [greater/lesser] [increase/decrease] in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(6,293)	$1,626
Management fee	6,649	7,241
Net realized gain (loss)	(139,467)	(8,483)
Change in net unrealized appreciation (depreciation)	(256,045)	(19,313)
Net Income (loss)	$(401,805)	$(26,170)
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a [greater/lesser] [increase/decrease] in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2021.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$2,222,639	$5,608,612
NAV end of period	$2,258,880	$7,230,367
Percentage change in NAV	1.6%	28.9%
Shares outstanding beginning of period	50,000	100,000
Shares outstanding end of period	50,000	100,000
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$44.45	$56.09
Per share NAV end of period	$45.18	$72.30
Percentage change in per share NAV	1.6%	28.9%
Percentage change in benchmark	—%	(12.4)%
Benchmark annualized volatility	—%	14.4%
During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to March 31, 2021. By comparison, during the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to March 31, 2020.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.6% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 28.9% for the three months ended March 31, 2020, was primarily due to [greater/lesser] [appreciation/depreciation] in the value of the assets held by the Fund during the three months ended March 31, 2021.

The benchmark’s rise of –% for the three months ended March 31, 2021, as compared to the benchmark’s decline of 12.4% for the three months ended March 31, 2020, can be attributed to an a [greater/lesser] [increase/decrease] in the value of the Australian dollar versus the U.S. dollar during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(5,267)	$3,425
Management fee	5,139	15,130
Brokerage commission	386	1,499
Net realized gain (loss)	(164,544)	670,950
Change in net unrealized appreciation (depreciation)	206,052	947,380
Net Income (loss)	$36,241	$1,621,755
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a [greater/lesser] [increase/decrease] in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2021.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$96,839,233	$125,451,681
NAV end of period	$91,718,390	$100,094,023
Percentage change in NAV	(5.3)%	(20.2)%
Shares outstanding beginning of period	8,339,884	10,289,884
Shares outstanding end of period	12,739,884	2,039,884
Percentage change in shares outstanding	52.8%	(80.2)%
Shares created	7,800,000	3,350,000
Shares redeemed	3,400,000	11,600,000
Per share NAV beginning of period	$11.61	$12.19
Per share NAV end of period	$7.20	$49.07
Percentage change in per share NAV	(38.0)%	302.5%
Percentage change in benchmark	—%	(66.5)%
Benchmark annualized volatility	—%	100.9%
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
During the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 8,339,884 outstanding Shares at December 31, 2020 to 12,739,884 outstanding Shares at March 31, 2021. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,289,884 outstanding Shares at December 31, 2019 to 2,039,884 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.0% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 302.5% for the three months ended March 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The new benchmark’s rise of 22.0% for the three months ended March 31, 2021, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
 benchmark’s decline of 66.5% for the three months ended March 31, 2020, can be attributed to an increase in the value of WTI Crude Oil during the period ended March 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(301,184)	$(30,713)
Management fee	221,263	202,369
Brokerage commission	43,044	77,053
Net realized gain (loss)	(49,177,765)	51,674,002
Change in net unrealized appreciation (depreciation)	5,638,844	76,581,357
Net Income (loss)	$(43,840,105)	$128,224,646
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in the value of WTI Crude Oil during the three months ended March 31, 2021.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$24,977,745	$12,515,603
NAV end of period	$69,459,275	$17,419,933
Percentage change in NAV	178.1%	39.2%
Shares outstanding beginning of period	524,832	324,832
Shares outstanding end of period	1,774,832	274,832
Percentage change in shares outstanding	238.2%	(15.4)%
Shares created	4,100,000	550,000
Shares redeemed	2,850,000	600,000
Per share NAV beginning of period	$47.59	$38.53
Per share NAV end of period	$39.14	$63.38
Percentage change in per share NAV	(17.8)%	64.5%
Percentage change in benchmark	3.0%	(27.5)%
Benchmark annualized volatility	42.1%	44.0%
During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 524,832 outstanding Shares at December 31, 2020 to 1,774,832 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 324,832 outstanding Shares at December 31, 2019 to 274,832 outstanding Shares at March 31, 2020.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.8% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 64.5% for the three months ended March 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.

The benchmark’s rise of 3.0% for the three months ended March 31, 2021, as compared to the benchmark’s decline of 27.5% for the three months ended March 31, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(260,407)	$(22,279)
Management fee	159,337	32,430
Brokerage commission	85,680	32,281
Net realized gain (loss)	(6,359,394)	5,626,177
Change in net unrealized appreciation (depreciation)	15,895,064	3,335,611
Net Income (loss)	$9,275,263	$8,939,509
The Fund’s net income increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholders activity, during the three months ended March 31, 2021.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$52,953,339	$120,581,173
NAV end of period	$54,932,137	$93,194,599
Percentage change in NAV	3.7%	(22.7)%
Shares outstanding beginning of period	2,350,000	4,500,000
Shares outstanding end of period	2,250,000	3,350,000
Percentage change in shares outstanding	(4.3)%	(25.6)%
Shares created	200,000	200,000
Shares redeemed	300,000	1,350,000
Per share NAV beginning of period	$22.53	$26.80
Per share NAV end of period	$24.41	$27.82
Percentage change in per share NAV	8.4%	3.8%
Percentage change in benchmark	(4.0)%	(1.7)%
Benchmark annualized volatility	6.2%	9.8%

During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 2,350,000 outstanding Shares at December 31, 2020 to 2,250,000 outstanding Shares at March 31, 2021. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,500,000 outstanding Shares at December 31, 2019 to 3,350,000 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.4%, for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 3.8% for the three months ended March 31, 2020, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 4.0% for the three months ended March 31, 2021, as compared to the benchmark’s decline of 1.7% for the three months ended March 31, 2020, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(116,872)	$136,215
Management fee	124,038	263,442
Net realized gain (loss)	70,527	1,047,283
Change in net unrealized appreciation (depreciation)	4,392,237	3,190,251
Net Income (loss)	$4,345,892	$4,373,749
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2021.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$20,337,376	$21,047,560
NAV end of period	$41,243,515	$20,569,044
Percentage change in NAV	102.8%	(2.3)%
Shares outstanding beginning of period	646,977	396,977
Shares outstanding end of period	1,096,977	446,977
Percentage change in shares outstanding	69.6%	12.6%
Shares created	750,000	200,000
Shares redeemed	300,000	150,000
Per share NAV beginning of period	$31.43	$53.02
Per share NAV end of period	$37.60	$46.02
Percentage change in per share NAV	19.6%	(13.2)%
Percentage change in benchmark	(9.8)%	4.5%
Benchmark annualized volatility	18.4%	28.2%
During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at December 31, 2020 to 1,096,977 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 396,977 outstanding Shares at December 31, 2019 to 446,977 outstanding Shares at March 31, 2020.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 19.6% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV decrease of 13.2% for the three months ended March 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 9.8% for the three months ended March 31, 2021, as compared to the benchmark’s rise of 4.5% for the three months ended March 31, 2020, can be attributed to a decrease in the value of gold futures contracts during the period ended March 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(69,041)	$15,678
Management fee	63,727	43,239
Brokerage commission	3,590	2,104
Net realized gain (loss)	4,003,359	(5,930,882)
Change in net unrealized appreciation (depreciation)	(179,853)	2,676,974
Net Income (loss)	$3,754,465	$(3,238,230)
The Fund’s net income increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a decrease in the value of the futures prices during the three months ended March 31, 2021.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$28,885,775	$13,834,163
NAV end of period	$45,144,664	$18,887,831
Percentage change in NAV	56.3%	36.5%
Shares outstanding beginning of period	4,166,976	516,976
Shares outstanding end of period	6,466,976	516,976
Percentage change in shares outstanding	55.2%	—%
Shares created	9,800,000	200,000
Shares redeemed	7,500,000	200,000
Per share NAV beginning of period	$6.93	$26.76
Per share NAV end of period	$6.98	$36.54
Percentage change in per share NAV	0.7%	36.5%
Percentage change in benchmark	(7.2)%	(21.1)%
Benchmark annualized volatility	44.4%	48.3%
During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 4,166,976 outstanding Shares at December 31, 2020 to 6,466,976 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended March 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to March 31, 2020.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.7% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 36.5% for the three months ended March 31, 2020, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.

The benchmark’s decline of 7.2% for the three months ended March 31, 2021, as compared to the benchmark’s decline of 21.1% for the three months ended March 31, 2020, can be attributed to a lesser decrease in the value of the silver futures contracts during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(99,063)	$3,419
Management fee	84,745	37,136
Brokerage commission	7,444	3,981
Net realized gain (loss)	(2,932,266)	842,240
Change in net unrealized appreciation (depreciation)	7,466,511	4,190,456
Net Income (loss)	$4,435,182	$5,036,115
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a lesser decrease in the value of futures prices during the three months ended March 31, 2021.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$23,691,070	$38,132,320
NAV end of period	$34,921,840	$29,586,170
Percentage change in NAV	47.4%	(22.4)%
Shares outstanding beginning of period	349,290	499,290
Shares outstanding end of period	449,290	399,290
Percentage change in shares outstanding	28.6%	(20.0)%
Shares created	100,000	50,000
Shares redeemed	—	150,000
Per share NAV beginning of period	$67.83	$76.37
Per share NAV end of period	$77.73	$74.10
Percentage change in per share NAV	14.7%	(3.0)%
Percentage change in benchmark	(6.8)%	1.1%
Benchmark annualized volatility	5.1%	15.6%
During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 349,290 outstanding Shares at December 31, 2020 to 449,290 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 499,290 outstanding Shares at December 31, 2019 to 399,290 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.7% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV decrease of 3.0% for the three months ended March 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 6.8% for the three months ended March 31, 2021, as compared to the benchmark’s rise of 1.1% for the three months ended March 31, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(62,957)	$41,746
Management fee	66,553	84,437
Net realized gain (loss)	1,259,573	(506,520)
Change in net unrealized appreciation (depreciation)	2,901,742	(697,069)
Net Income (loss)	$4,098,358	$(1,161,843)
The Fund’s net income increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2021.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$72,075,095	$45,986,584
NAV end of period	$75,122,747	$45,034,386
Percentage change in NAV	4.2%	(2.1)%
Shares outstanding beginning of period	1,962,403	2,162,403
Shares outstanding end of period	2,162,403	1,162,403
Percentage change in shares outstanding	10.2%	(46.2)%
Shares created	400,000	375,000
Shares redeemed	200,000	1,375,000
Per share NAV beginning of period	$36.73	$21.27
Per share NAV end of period	$34.74	$38.74
Percentage change in per share NAV	(5.4)%	82.1%
Percentage change in benchmark	(5.1)%	82.5%
Benchmark annualized volatility	30.6%	86.7%
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
During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,962,403 outstanding Shares at December 31, 2020 to 2,162,403 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,162,403 outstanding Shares at December 31, 2019 to 1,162,403 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.4% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 82.1% for the three months ended March 31, 2020, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 5.1% for the three months ended March 31, 2021, as compared to the benchmark’s rise of 82.5% for the three months ended March 31, 2020, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended March 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(204,800)	$47,920
Management fee	178,080	94,284
Brokerage commission	11,312	15,939
Net realized gain (loss)	3,539,316	7,756,525
Change in net unrealized appreciation (depreciation)	(8,275,522)	15,982,870
Net Income (loss)	$(4,941,006)	$23,787,315
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a decrease in the value of the futures prices during the three months ended March 31, 2021.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
NAV beginning of period	$293,390,549	$279,792,503
NAV end of period	$349,578,758	$223,055,354
Percentage change in NAV	19.2%	(20.3)%
Shares outstanding beginning of period	21,326,317	22,751,317
Shares outstanding end of period	37,501,317	5,876,317
Percentage change in shares outstanding	75.8%	(74.2)%
Shares created	25,325,000	6,800,000
Shares redeemed	9,150,000	23,675,000
Per share NAV beginning of period	$13.76	$12.30
Per share NAV end of period	$9.32	$37.96
Percentage change in per share NAV	(32.3)%	208.6%
Percentage change in benchmark	(32.0)%	209.3%
Benchmark annualized volatility	81.9%	89.7%
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
During the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 21,326,317 outstanding Shares at December 31, 2020 to 37,501,317 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 22,751,317 outstanding Shares at December 31, 2019 to 5,876,317 outstanding Shares at March 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended March 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 32.0% for the three months ended March 31, 2021, as compared to the Fund’s per Share NAV increase of 208.6% for the three months ended March 31, 2020, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2021.
The benchmark’s decline of 32.0% for the three months ended March 31, 2021, as compared to the benchmark’s rise of 209.3% for the three months ended March 31, 2020, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended March 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income (loss)	$(1,224,804)	$144,025
Management fee	825,460	626,516
Brokerage commission	172,658	184,760
Net realized gain (loss)	(76,634,593)	325,737,788
Change in net unrealized appreciation (depreciation)	(53,430,854)	67,902,244
Net Income (loss)	$(131,290,251)	$393,784,057
The Fund’s net income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a decrease in the value of the futures prices during the three months ended March 31, 2021.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of March 31, 2021 and 2020, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of March 31, 2021 and 2020, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2021	15	$1.17	125,000	$(2,201,625)

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2020	17	$1.11	125,000	$(2,348,019)
The March 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of March 31, 2021 and 2020, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2021	6,607	$20.73	1,000	$(136,989,538)
VIX Futures (Cboe)	Short	May 2021	5,590	22.68	1,000	(126,757,722)

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2020	4,392	$46.78	1,000	$(205,435,800)
VIX Futures (Cboe)	Short	May 2020	4,878	40.93	1,000	(199,632,150)
The March 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of March 31, 2021 and 2020, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2021	8,933	$59.18	1,000	$528,654,940
WTI Crude Oil (NYMEX)	Long	December 2021	9,478	56.85	1,000	538,824,300
WTI Crude Oil (NYMEX)	Long	June 2022	9,857	54.72	1,000	539,375,040

Swap Agreements as of March 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	$49.0975	$108,014,255
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	49.0975	202,730,402
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	49.0975	104,445,210
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	49.0975	155,489,475

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2020	15,735	$20.48	1,000	$322,252,800

Swap Agreements as of March 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank, N.A.	Long	$30.1606	$103,616,044
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	30.1606	129,822,430
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Long	30.1606	144,648,067
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	30.1606	32,149,931
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	30.1606	137,973,564
The March 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2021 and 2020 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of March 31, 2021 and 2020, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2021	5,698	$2.61	10,000	$148,603,840

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2020	3,249	$1.64	10,000	$53,283,600
The March 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of March 31, 2021 and 2020, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/09/21	2,210,921	1.2082	$2,671,235
Euro	UBS AG	Long	04/09/21	4,249,502	1.2075	5,131,458
Euro	UBS AG	Short	04/09/21	(276,000)	1.1884	(327,986)

Foreign Currency Forward Contracts as of March 31, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/03/20	5,798,921	1.1140	$6,459,710
Euro	UBS AG	Long	04/03/20	5,578,220	1.1120	6,202,913
Euro	Goldman Sachs International	Short	04/03/20	(1,190,000)	1.1446	(1,362,084)
Euro	UBS AG	Short	04/03/20	(3,030,918)	1.0879	(3,297,458)
The March 31, 2021 and 2020 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of March 31, 2021 and 2020 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2021	722	$1,715.60	100	$123,866,320

Swap Agreements as of March 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$189.7346	$105,063,244
Bloomberg Gold Subindex	Goldman Sachs International	Long	189.7346	90,791,674
Bloomberg Gold Subindex	UBS AG	Long	189.7346	109,293,502

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2020	482	$1,596.60	100	$76,956,120

Swap Agreements as of March 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$181.9712	$62,978,399
Bloomberg Gold Subindex	Goldman Sachs International	Long	181.9712	62,167,791
Bloomberg Gold Subindex	UBS AG	Long	181.9712	54,777,259
The March 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2021 and 2020 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of March 31, 2021 and 2020 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2021	1,667	$24.53	5,000	$204,474,220

Swap Agreements as of March 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$223.9196	$291,359,450
Bloomberg Silver Subindex	Goldman Sachs International	Long	223.9196	218,805,087
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	223.9196	228,795,897
Bloomberg Silver Subindex	UBS AG	Long	223.9196	201,503,724

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2020	906	$14.16	5,000	$64,126,680

Swap Agreements as of March 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$133.7523	$62,269,702
Bloomberg Silver Subindex	Goldman Sachs International	Long	133.7523	68,893,289
Bloomberg Silver Subindex	UBS AG	Long	133.7523	64,040,895

The March 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2021 and 2020 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of March 31, 2021 and 2020, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2021	45,234	$20.73	1,000	$937,881,756
VIX Futures (Cboe)	Long	May 2021	38,279	22.68	1,000	868,006,948

Swap Agreements as of March 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$11.4000	$120,270,000

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2020	8,867	$46.78	1,000	$414,753,925
VIX Futures (Cboe)	Long	May 2020	9,852	40.93	1,000	403,193,100

Swap Agreements as of March 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$46.1923	$71,236,931
The March 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2021 and 2020 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
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
As of March 31, 2021 and 2020, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/09/21	332,532,517	0.009354	$3,110,368
Yen	UBS AG	Long	04/09/21	263,662,756	0.009355	2,466,565
Yen	UBS AG	Short	04/09/21	(21,110,000)	0.009176	(193,709)

Foreign Currency Forward Contracts as of March 31, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/03/20	374,903,256	0.009352	$3,506,173
Yen	UBS AG	Long	04/03/20	297,882,756	0.009332	2,779,768
Yen	Goldman Sachs International	Short	04/03/20	(35,997,739)	0.009386	(337,883)
Yen	UBS AG	Short	04/03/20	(34,490,000)	0.009184	(316,747)
The March 31, 2021 and 2020 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Australian Dollar:
As of March 31, 2021 and 2020, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2021	60	$75.98	1,000	$(4,560,900)

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2020	234	$61.53	1,000	$(14,374,620)
The March 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of March 31, 2021 and 2020, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2021	1,020	$59.18	1,000	$(60,363,600)
WTI Crude Oil (NYMEX)	Short	December 2021	1,082	56.85	1,000	(61,511,700)
WTI Crude Oil (NYMEX)	Short	June 2022	1,125	54.72	1,000	(61,560,000)

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2020	3,923	$20.48	1,000	$(80,343,040)

Swap Agreements as of March 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Citibank N.A.	Short	$30.1606	$(23,689,605)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	30.1606	(37,283,308)
Bloomberg WTI Crude Oil Subindex	Royal Bank of Canada	Short	30.1606	(35,979,891)
Bloomberg WTI Crude Oil Subindex	Societe Generale	Short	30.1606	(1,886,919)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	30.1606	(21,000,790)
The March 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. March 31, 2021 and 2020 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of March 31, 2021 and 2020, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2021	5,327	$2.61	10,000	$(138,928,160)

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2020	2,125	$1.64	10,000	$(34,850,000)
The March 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of March 31, 2021 and 2020, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	04/09/21	12,078,000	1.1877	$14,345,411
Euro	Goldman Sachs International	Short	04/09/21	(37,401,263)	1.2082	(45,188,206)
Euro	UBS AG	Short	04/09/21	(68,453,199)	1.2035	(82,380,948)

Foreign Currency Forward Contracts as of March 31, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/03/20	33,335,051	1.1208	$37,363,018
Euro	UBS AG	Long	04/03/20	33,759,900	1.1016	37,188,671
Euro	Goldman Sachs International	Short	04/03/20	(76,098,314)	1.1136	(84,743,082)
Euro	UBS AG	Short	04/03/20	(160,480,099)	1.1067	(177,599,175)
The March 31, 2021 and 2020 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of March 31, 2021 and 2020 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2021	247	$1,715.60	100	$(42,375,320)

Swap Agreements as of March 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$189.7346	$(14,224,080)
Bloomberg Gold Subindex	Goldman Sachs International	Short	189.7346	(14,746,325)
Bloomberg Gold Subindex	UBS AG	Short	189.7346	(11,127,395)

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2020	127	$1,596.60	100	$(20,276,820)

Swap Agreements as of March 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$181.9712	$(9,571,739)
Bloomberg Gold Subindex	Goldman Sachs International	Short	181.9712	(7,173,997)
Bloomberg Gold Subindex	UBS AG	Short	181.9712	(4,175,904)

The March 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2021 and 2020 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of March 31, 2021 and 2020 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2021	347	$24.53	5,000	$(42,563,020)

Swap Agreements as of March 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$223.9196	$(8,308,475)
Bloomberg Silver Subindex	Goldman Sachs International	Short	223.9196	(15,457,845)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	223.9196	(8,697,261)
Bloomberg Silver Subindex	UBS AG	Short	223.9196	(15,222,974)

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2020	155	$14.16	5,000	$(10,970,900)

Swap Agreements as of March 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$133.7523	$(12,296,080)
Bloomberg Silver Subindex	Goldman Sachs International	Short	133.7523	(7,543,899)
Bloomberg Silver Subindex	UBS AG	Short	133.7523	(6,961,822)
The March 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2021 and 2020 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of March 31, 2021 and 2020, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	04/09/21	167,310,000	0.009212	$1,541,327
Yen	Goldman Sachs International	Short	04/09/21	(2,009,085,165)	0.009354	(18,792,128)
Yen	UBS AG	Short	04/09/21	(5,895,178,875)	0.009324	(54,965,979)

Foreign Currency Forward Contracts as of March 31, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/03/20	1,519,059,504	0.009552	$14,509,954
Yen	UBS AG	Long	04/03/20	1,225,973,077	0.009320	11,425,593
Yen	Goldman Sachs International	Short	04/03/20	(3,356,532,669)	0.009327	(31,305,097)
Yen	UBS AG	Short	04/03/20	(5,767,995,952)	0.009251	(53,358,109)
The March 31, 2021 and 2020 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares VIX
Mid-Term
Futures ETF
As of March 31, 2021 and 2020, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2021	550	$24.30	1,000	$13,365,000
VIX Futures (Cboe)	Long	August 2021	1,016	24.45	1,000	24,842,318
VIX Futures (Cboe)	Long	September 2021	1,016	24.85	1,000	25,249,530
VIX Futures (Cboe)	Long	October 2021	466	25.01	1,000	11,653,868

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2020	228	$33.93	1,000	$7,734,900
VIX Futures (Cboe)	Long	August 2020	481	31.68	1,000	15,235,675
VIX Futures (Cboe)	Long	September 2020	481	30.10	1,000	14,478,100
VIX Futures (Cboe)	Long	October 2020	253	29.93	1,000	7,571,025
The March 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of March 31, 2021 and 2020, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2021	8,754	$20.73	1,000	$181,505,436
VIX Futures (Cboe)	Long	May 2021	7,407	22.68	1,000	167,959,651

Share

Futures Positions as of March 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2020	2,417	$46.78	1,000	$113,055,175
VIX Futures (Cboe)	Long	May 2020	2,684	40.93	1,000	109,842,700
The March 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2020, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the

Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
17 C.F.R. Section 229.303(a)(3)(ii), 229.105 by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust are also defendants in the actions, along with a number of others. The District Court consolidated the three actions and appointed lead plaintiffs and lead counsel. On January 3, 2020, the District Court granted defendants’ motion to dismiss the consolidated class action in its entirety and ordered the case closed. On January 31, 2020, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On March 4, 2021, the Second Circuit Court of Appeals heard oral argument. On March 15, 2021, the Second Circuit Court of Appeals found the plaintiffs’ arguments to be without merit and affirmed the District Court’s judgement.

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
COVID-19
pandemic
Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The
COVID-19
pandemic (including any variants or issues relating to public acceptance of available vaccines) or a similar public health threat could adversely impact the Funds by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The
COVID-19
pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
Not applicable.

Title of Securities Registered	Amount Registered As of March 31, 2021	Shares Sold For the Three Months Ended March 31, 2021	Sale Price of Shares Sold For the Three Months Ended March 31, 2021
ProShares Short Euro
Common Units of Beneficial Interest	$203,055,627	—	$—
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,418,967,805	2,400,000	$98,109,468
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$2,698,414,797	2,350,000	$117,044,190
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$386,032,584	3,400,000	$76,480,823
ProShares Ultra Euro
Common Units of Beneficial Interest	$186,681,873	—	$—
ProShares Ultra Gold
Common Units of Beneficial Interest	$594,079,932	600,000	$37,062,261
ProShares Ultra Silver
Common Units of Beneficial Interest	$817,900,286	2,400,000	$120,399,635
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$6,066,240,184	196,300,000	$1,939,143,031
ProShares Ultra Yen
Common Units of Beneficial Interest	$201,792,144	—	$—
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$159,935,804	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$1,124,471,841	7,800,000	$64,302,979
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$478,890,865	4,100,000	$142,050,186
ProShares UltraShort Euro
Common Units of Beneficial Interest	$486,592,151	200,000	$4,613,244
ProShares UltraShort Gold
Common Units of Beneficial Interest	$178,478,592	750,000	$27,291,216
ProShares UltraShort Silver
Common Units of Beneficial Interest	$454,916,081	9,800,000	$58,095,647
ProShares UltraShort Yen
Common Units of Beneficial Interest	$484,084,957	100,000	$7,132,412
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$332,636,785	400,000	$15,879,994
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,128,860,082	25,325,000	$326,892,710

Total Trust:		255,925,000	$3,034,497,796

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL

104.1	tags are embedded within the inline XBRL document.

(1)	Filed herewith.

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: May 7, 2021

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: May 7, 2021